Form 10-Q
period 1995-01-01
ALPHA INDUSTRIES INC
filed 1995-02-15
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1995

                                      OR



[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 1-5560

                            ALPHA INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                   04-2302115
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  20 Sylvan Road, Woburn, Massachusetts                    01801
 (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:   (617) 935-5150

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    [ X ]         No    [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at January 29, 1995
Common Stock, par value $.25 per share                   7,714,399

                              TABLE OF CONTENTS


                                                                                  PAGE

PART 1      FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets - January 1, 1995 and April 3, 1994            3

         Consolidated Statements of Income - Quarters and Nine Months Ended
         January 1, 1995 and December 26, 1993                                      4

         Consolidated Statements of Cash Flows - Nine Months Ended
         January 1, 1995 and December 26, 1993                                      5

         Notes to Consolidated Financial Statements                                 6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  7

PART 2      OTHER INFORMATION

Item 1 - Legal Proceedings                                                          8

Item 6 - Exhibits and Reports on Form 8-K                                           9



STATEMENT OF FAIR PRESENTATION

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.


CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                          Jan 1,       April 3,
                                                                                           1995          1994
                                                                                        (unaudited)    (audited)
                                                                                        -----------    ---------
ASSETS
Current assets
        Cash and cash equivalents at cost (approximates market)                         $ 2,640        $ 1,691
        Accounts receivable                                                              13,284         13,243
        Inventories (Note 1)                                                              9,306          7,613
        Prepayments and other current assets                                                393            490
                                                                                        -------        -------
   Total current assets                                                                  25,623         23,037
                                                                                        -------        -------
Property, plant and equipment, less accumulated depreciation and
        amortization of $53,037 and $49,648                                              19,458         19,441
Other assets                                                                                635            507
Property held for resale                                                                  1,826          1,445
                                                                                        -------        -------
                                                                                       $ 47,542        $44,430
                                                                                       ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Notes payable, bank                                                             $ 3,000        $ 1,250
        Current maturities of long-term debt                                                358            354
        Current maturities of capital lease obligations                                     371            371
        Accounts payable                                                                  4,781          5,065
        Payroll, commissions and related expenses                                         3,873          4,094
        Repositioning reserve                                                             1,228          1,958
        Other accrued liabilities                                                         1,052            964
                                                                                        -------        -------
                        Total current liabilities                                        14,663         14,056
                                                                                        -------        -------
Long-term debt (Note 2)                                                                   4,842          4,826
                                                                                        -------        -------
Long-term capital lease obligations                                                         627            892
                                                                                        -------        -------
Other long-term liabilities                                                                 709            395
                                                                                        -------        -------
Commitments and contingencies (Note 4)
Stockholders' equity
        Common stock par value $.25 per share: authorized
                30,000,000 shares; issued 7,956,841 and 7,787,689 shares                  1,989          1,947
        Additional paid-in capital                                                       27,802         27,325
        Retained earnings (deficit)                                                      (2,549)        (4,585)
        Less - Treasury shares 263,996 and 262,829 shares at cost                           331            331
               Unearned compensation-restricted stock                                       210             95
                                                                                        -------        -------
                        Total stockholders' equity                                       26,701         24,261
                                                                                        -------        -------
                                                                                        $47,542        $44,430
                                                                                        =======        =======





The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                                                 Third Quarter Ended       Nine Months Ended

                                                                                 Jan 1,      Dec 26,       Jan 1,     Dec 26,
                                                                                  1995        1993          1995       1993
                                                                                 ------      -------      -------     -------
Net sales                                                                       $19,359      $17,760      $56,287     $53,362
        Cost of sales                                                            13,494       12,952       39,407      38,580
        Research and development expenses                                           924          912        2,722       2,266
        Selling and administrative expenses                                       3,917        3,872       11,254      11,581
                                                                                -------      -------      -------     -------
Operating income                                                                  1,024           24        2,904         935
Interest expense                                                                   (170)        (121)        (555)       (594)
Interest income and other, net                                                      (15)         147           46         262
                                                                                -------      -------      -------     -------
Income before income taxes                                                          839           50        2,395         603
Provision for income taxes                                                           65           10          359         114
                                                                                -------      -------      -------     -------
Net income                                                                      $   774      $    40      $ 2,036     $   489
                                                                                =======      =======      =======     =======
Net income per share                                                            $  0.10      $     -      $  0.26     $  0.06
                                                                                =======      =======      =======     =======
Weighted average common shares and
  common share equivalents (Note 3)                                               7,815        7,772        7,754       7,714
                                                                                =======      =======      =======     =======





The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                                    Nine Months Ended

                                                                                                  Jan 1,        Dec 26,
                                                                                                   1995          1993
                                                                                                  ------        -------
Cash flows from operating activities:
  Net income                                                                                      $ 2,036       $   489
  Adjustments to reconcile net income to net cash provided from
   (used for) operations:
     Depreciation and amortization of property, plant and equipment                                 3,390         3,304
     Amortization of unearned compensation - restricted stock, net                                     32            28
     Increase (decrease) in other liabilities and long-term benefits                                  314          (110)
     Increase in other assets                                                                        (491)          (98)
     Deferred income taxes                                                                              -            53
     Change in assets and liabilities:
       Accounts receivable                                                                            (41)         (880)
       Inventories                                                                                 (1,693)         (792)
       Other current assets                                                                            97          (216)
       Accounts payable                                                                              (284)         (570)
       Other accrued liabilities and expenses                                                        (133)          (70)
       Repositioning reserve                                                                         (730)            -
                                                                                                  -------       -------
         Net cash provided from operations                                                          2,497         1,138
                                                                                                  -------       -------
Cash flows from investing activities:
  Additions to property, plant and equipment                                                       (3,407)       (1,742)
                                                                                                  -------       -------
         Net cash used in investing activities                                                     (3,407)       (1,742)
                                                                                                  -------       -------
Cash flows from (used in) financing activities:
  Proceeds from notes payable                                                                       2,016             -
  Payments on notes payable                                                                             -          (250)
  Payments on long-term debt                                                                         (246)         (270)
  Deferred charges related to long-term debt                                                          (18)          (40)
  Payments on capital lease obligations                                                              (265)         (201)
  Proceeds from sale of stock                                                                          42            37
  Exercise of stock options                                                                           330            42
                                                                                                  -------       -------
         Net cash from (used in) financing activities                                               1,859          (682)
                                                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents                                                  949        (1,286)

Cash and cash equivalents, beginning of period                                                      1,691         3,426
                                                                                                  -------       -------
Cash and cash equivalents, end of period                                                          $ 2,640       $ 2,140
                                                                                                  =======       =======





The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


Note 1  INVENTORIES

                                                            Jan 1,      April 3,
Inventories consist of the following (in thousands):         1995         1994
                                                            ------      --------
        Raw materials                                      $3,527       $2,402
        Work-in-process                                     3,837        3,570
        Finished goods                                      1,942        1,641
                                                           ------       ------
                                                           $9,306       $7,613
                                                           ======       ======


Note 2   LONG-TERM DEBT

As of April 3, 1994, the Company received a waiver of certain defaults under its $3.1 million industrial revenue bond agreement. The Company and the bondholder had also agreed in principle to amend the financial covenants and related collateral which would cure any default after April 3, 1994, while retaining the original maturity and interest rate of the bond. The bond is due in July, 2004 and bears interest at a rate of 10.25% payable semi-annually.
The amended agreement dated, September 16, 1994, formalized what the parties had previously agreed to in principle which was to modify certain financial covenants and to provide as additional collateral a pledge of lease revenues of its Methuen facility and a second mortgage on its Woburn facility.

Note 3  EARNINGS PER SHARE

Earnings per common share for the nine months ended January 1, 1995 and December 26, 1993 were computed using the weighted average number of common shares and common equivalent shares outstanding during the periods of 7,754,486 and 7,714,003 shares, respectively.

Note 4  COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the third quarter ended January 1, 1995, were $19.4 million, an increase of 9%, compared with sales of $17.8 million for the same period last year. Year-to-date sales at January 1, 1995, were $56.3 million, an increase of 6% compared with $53.4 million for the same period last year.

The year and quarter-to-date sales increases continue to be attributable to commercial products primarily for wireless communications. Year and quarter-to-date foreign sales increased $2.1 million and $900 thousand respectively, and represent 31% of total sales versus 29% for the comparable periods last year. The year and quarter-to-date increases in foreign sales continues to be a result of increased shipments for ceramic products for cellular telephones and base stations.

New orders for the third quarter were $21.1 million, an increase of 25% over the comparable period last year. Year-to-date orders of $60.7 million, increased 8% over the same period last year. These results include a small portion of the two large wireless communication orders received in the third quarter. While significant shipments of these orders are scheduled to begin in the first quarter of fiscal 1996, initial products for the $20 million Motorola order have been shipped and accepted. The increase in orders reflects the penetration of the dynamic wireless communication arena. The continued growth for wireless communication products was partially offset by the continued decline in traditional military products. Even though orders for traditional military products declined there is still interest for developmental military programs that will help enhance technology for wireless applications. Wireless orders represent approximately 61% of the new orders. As of January 1, 1995, backlog totaled $27.8 million.

The Company realized operating income of $1.0 million for the quarter and $2.9 million for the nine months of fiscal 1995 compared with $24 thousand and $935 thousand for the comparable periods last year. The increase in operating income for the quarter was the result of (a) increased sales volume and (b) reductions of fixed costs resulting from the repositioning actions completed in the fourth quarter of fiscal 1994. The increase in operating income for the year include (a) increased sales volume, (b) reductions of fixed costs resulting from the repositioning actions completed in the fourth quarter of fiscal 1994 and (c) decreased selling and administrative costs. Selling and administrative costs increased $45 thousand for the quarter and decreased $327 thousand for the first nine months. The increase for the quarter was due to increased sales volume which resulted in increased selling expenses whereas the year-to-date decrease was attributable to a 20% reduction in administrative personnel. Partially offsetting these costs reductions was the increased Company investment in research and development. R&D increased $456 thousand for the first nine months of fiscal 1995 over the comparable period last year. Customer sponsored R&D decreased, particularly customer funded programs such as SADARM and Longbow. As customer sponsored R&D decreased, the Company sponsored R&D increased because of the Company's strong commitment to developing new communications products. However, when appropriate the Company will try to fund its R&D through collaborative developmental contracts.

Interest expense for the third quarter increased $49 thousand due to increased short-term borrowings. Year-to-date interest expense decreased $39 thousand since certain finance costs associated with the Methuen facility were charged to the repositioning cost in the fourth quarter of fiscal 1994.

Net income for the first nine months of fiscal 1995 totaled $2.0 million or $0.26 per share compared with $489 thousand or $0.06 per share for fiscal 1994. Net income for the third fiscal quarter was $774 thousand or $0.10 per share versus net income of $40 thousand or $0.00 per share for the third quarter of fiscal 1994.

Financial Condition

At January 1, 1995, working capital totaled $11.0 million and included
$2.6 million in cash and cash equivalents, compared with $9.0 million of working capital at the end of fiscal 1994. Cash increased $949 thousand for the first nine months of fiscal 1995 mainly as a result of proceeds from the Company's line of credit and a Community Development Block Grant from the State of Maryland. With cash and cash equivalents of $2.6 million and $4.5 million remaining available on its line of credit, the Company believes it has adequate funds to support its current working capital requirements. During the first nine months of fiscal 1995, the Company purchased $3.4 million of equipment for semiconductor and microwave ceramic manufacturing operations as well as various information technology equipment. With increase demand for wireless products, the Company expects to increase its need for equipment and capacity. The Company has already obtained a $3.0 million operating lease line and funding of $331 thousand for equipment purchases related to wireless products. Also due to the increased new business for wireless products, Trans-Tech, Inc. is leasing an additional 21,000 square foot facility. The equipping and renovating of this facility is not yet completed but it is expected that this facility will be fully operational during the first quarter of fiscal 1996 with minimal effect on supplying our customers' requirements. During the last quarter, the Company received preliminary approval from the state of Maryland for approximately $2.0 million to finance its expansion to meet order requirements particularly for wireless products. As demand for capacity increases, the Company will continue to seek alternative sources of funding capital.

Also during the quarter the Alpha Microwave Woburn Operation received certification under the ISO 9001 Quality System Standard on its first attempt, achieving a global standard of excellence. The International Organization for Standardization (ISO) is the official agency for global quality standardization comprising over 90 countries.

                          PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company does not have any material pending legal proceedings other than routine litigation incidental to its business.

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the following two sites: the Spectron, Inc. Superfund site in Elkton, Maryland; and the Seaboard Chemical Corporation site in Jamestown, North Carolina. In each case several hundred other companies have also been notified about their potential liability regarding these sites. The Company continues to deny that it has any responsibility with respect to these sites other than as a de minimis party. Management is of the opinion that the outcome of the aforementioned environmental matters will not have a material effect on the Company's operations.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        (3)   Certificate of Incorporation and By-laws.

        (a) Composite Certificate of Incorporation dated May 26, 1966 as amended March 21, 1967 and October 27, 1967 (Filed as Exhibits 3(a), (b) and (c) to Registrant's Registration Statement on
              Form S-1 (Registration No. 2-27685)*, October 6, 1978 (Filed as Exhibit A to Proxy Statement dated July 27, 1978)*, October 22, 1979 (Filed as Exhibit (a)(3)(3) to Annual Report on Form 10-K for fiscal year ended March 31, 1981)*, September 30, 1981
              (Filed as Exhibit 20(b) to Quarterly Report on Form 10-Q for quarter ended September 30, 1981)*, February 8, 1983 (Filed as
              Exhibit 19(a) to Quarterly Report on Form 10-Q for quarter ended December 31, 1983)*, December 3, 1985 (Filed as Exhibit 3(a) to Annual Report on Form 10-K for the year ended March 31, 1986)* and October 20, 1986 (Filed as Exhibit 3(a) to Annual Report on Form 10-K for the year ended March 31, 1987)*.

        (4) Instruments defining rights of security holders, including indentures.

        (a) Specimen Certificate of Common Stock (Filed as Exhibit 4(a) to Registration Statement on Form S-1 (Registration No. 2-25197))*.

        (b) Loan Agreement between City of Woburn, Massachusetts and Registrant dated December 1, 1979 and Mortgage and Indenture of Trust among City of Woburn, Registrant and The First National
              Bank of Boston (Filed as Exhibit (a) to Registration Statement on Form S-7 (Registration No. 2-67752))*, as amended by Amendments to Loan Agreement made as of September 2, 1980 and April 1, 1981 and First Supplemental Indenture made July 21, 1981 (Filed as
              Exhibit 21(a) to Annual Report on Form 10-K for the year ended March 31, 1982)*; further amended by Third Amendment to Loan Agreement and Second Supplemental Mortgage and Indenture of Trust each dated March 1, 1991, and amended and restated Guaranty Agreement between Registrant and The First National
              Bank of Boston, as Trustee dated March 1, 1991 (Filed as Exhibit 4(b) to the Annual Report on Form 10-K for the year ended March 29, 1992)*.

        (c) Frederick County Industrial Development Revenue Bond, Deed of Trust, Loan Agreement and Guaranty and Indemnification Agreement dated June 17, 1982 (Filed as Exhibit 4(g) to the Registration Statement on Form S-8 filed July 29, 1982)*. Bond and Loan Document Modification Agreement dated December 9, 1993 (Filed as Exhibit 4(c) to the Quarterly Report on Form 10-Q for the quarter ended December 26, 1993)*.

        (d) Methuen, Massachusetts Industrial Revenue Mortgage, Indenture of Trust and Agreement among Massachusetts Industrial Finance Agency, Registrant and The First National Bank of Boston, as Trustee; Guaranty Agreement among Registrant, The First National Bank of Boston, as Trustee and Massachusetts Industrial
              Finance Agency dated as of August 1, 1984 and amended on November 20, 1990; and Agreement between Massachusetts Industrial Finance Agency and Registrant dated August 1, 1984 and amended November 20, 1990 (Original Agreement filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1984)* (Amendment filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended December
              30, 1990)*.

        (e) Line of Credit Agreement between Registrant and Silicon Valley Bank dated as of November 20, 1990 (Original Agreement filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 30, 1990)*; amended September 1, 1991 (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1991)*; amended September 8,
              1992 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 1992)*; amended February 18, 1993 (Filed as Exhibit 4(e) to the Annual Report on Form 10-K for the year ended March 28, 1993)*; amended June 18, 1993 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*; amended September 3, 1993
              (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1993)*; amended April 1, 1994 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)* and further amended September
              5, 1994 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (f) Loan Contract dated January 21, 1985, First Amendment to Loan Contract dated October 11, 1985 and Second Amendment to Loan Contract dated December 19, 1986 each between Registrant, the City of Lawrence and the Lawrence Redevelopment Authority; Guaranty Agreement dated January 21, 1985 and First Amendment to Guaranty Agreement dated October 11, 1985, each between Registrant and the Lawrence Redevelopment Authority; and Urban Development Action Grant (UDAG) (Grant Number: B-84-AA-25-0142) and Amendment thereto, each dated April 6, 1984 and each between the City of Lawrence and the United States Department of Housing and Urban Development (Filed as Exhibit 4(k) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1986)*.

        (g) Amended and Restated Rights Agreement dated as of November 24, 1986, as amended and restated July 3, 1990 and as further amended September 9, 1990 and September 24, 1990, between Registrant and The First National Bank of Boston, as Rights
              Agent (The July 3, 1990 restatement and the September 9, 1990 and September 24, 1990 amendments were filed as Exhibit 4 to the Current Report on Form 8-K dated July 3, 1990 and Exhibits 4(a) and 4(b) to the Current Report on Form 8-K dated September 18, 1990, respectively)*.

        (h) Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County. (Filed as Exhibit 4(h) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

        (i) Stock Purchase Warrant for 50,000 shares of the Registrant's Common Stock issued to Silicon Valley Bank as of April 1, 1994 (Filed as Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

        (j) Mortgage, Fixture Financing Statement and Assignment of Leases and Rents dated September 16, 1994 between The First National Bank of Boston, as Trustee and Registrant and First Amendment to Mortgage, Fixture Financing Statement and Assignment of
              Leases and Rents dated October 12, 1994 between The First National Bank of Boston, as Trustee and Registrant. Amendment No. 1 to Amended and Restated Guaranty Agreement dated September 16, 1994 between The First National Bank of Boston as Trustee, The First National Bank of Boston and the Massachusetts Industrial Finance Agency (Filed as Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

       (10)   Material Contracts.

        (a)   Alpha Industries, Inc., 1986 Long-Term Incentive Plan (Filed as
              Exhibit 28(a) to Registration Statement on Form S-8 filed January 12, 1987)* as amended (Filed as Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)* and as further amended (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (b)   Alpha Industries, Inc., Employee Stock Purchase Plan (Filed as
              Exhibit 28(a) to Registration Statement on Form S-8 filed January 9, 1990)* and amended October 22, 1992 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*.

        (c) SERP Trust Agreement between the Registrant and the First National Bank of Boston as Trustee dated April 8, 1991 (Filed as Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1991)*.

        (d) Equipment Leasing Agreement from BOT Financial Corporation to the Registrant dated February 11, 1991 (Filed as Exhibit 4(i) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1991)*.

        (e) Digital Business Agreement between Digital Equipment Corporation and Registrant dated April 2, 1990. Master Lease Addendum (Ref. No. 6260) to Digital Business Agreement No. 3511900 between Digital Equipment Corporation and Registrant dated April 2, 1990 (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)*.

        (f) Common Stock Purchase Agreement dated November 8, 1990 between Registrant and Shamie Management Corporation (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)*.

        (g) Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)* and amended March 28, 1991 (Filed as Exhibit 10 (a) to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1993)*.

        (h) Master Equipment Lease Agreement between AT&T Commercial Finance Corporation and the Registrant dated June 19, 1992 (Filed as
              Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*.

        (i) Employment Agreement dated October 1, 1990 between the Registrant and Martin J. Reid, as amended March 26, 1992 and amended January 19, 1993 (Filed as Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(j) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

        (j) Employment Agreement dated October 1, 1990 between the Registrant and George S. Kariotis, as amended May 15, 1991 and amended January 22, 1993 (Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(k) to the
              Quarterly Report on Form 10-Q for the quarter ended July 3,
              1994)*.

        (k) Employment Agreement dated October 1, 1990 between the Registrant and Patrick Daniel Gallagher, as amended March 24, 1992 and further amended by Second Amendment dated September 29, 1992 and Third Amendment dated January 20, 1993 (Filed as
              Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and Fourth Amendment August 3, 1994 (Filed as Exhibit 10(l) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (l) Employment Agreement dated October 1, 1990 between the Registrant and Robert E. Goldwasser as amended April 13, 1993 and further amended by Second Amendment dated September 29, 1992 and Third Amendment dated January 20, 1993 (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended March
              28, 1993)*.

        (m) Employment Agreement dated April 28, 1994 between the Registrant and Joseph J. Alberici (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*; and further amended August 3, 1994 (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the quarter ended
              October 2, 1994)*.

        (n) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*.

        (o) Employment Agreement dated August 3, 1994 between the Registrant and Thomas C. Leonard (Filed as Exhibit 10(p) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (p) Master Lease Agreement between Comdisco, Inc. and the Registrant dated September 16, 1994 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the quarter ended October
              2, 1994)*.

        (q) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (11)  Statement re computation of per share earnings**.

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended
              January 1, 1995.

- - - - -------------

 * Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

** Reference is made to Note 3 of the Notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 10, 1995


                                    Alpha Industries, Inc. and Subsidiaries
                                                  Registrant




                                                /s/ Martin J. Reid
                                                -----------------------------
                                                Martin J. Reid
                                                Chief Executive Officer
                                                President and Director



                                               /s/ Paul E. Vincent
                                               ------------------------------
                                               Paul E. Vincent
                                               Corporate Controller
                                               Principal Accounting Officer