Form 10-K405
period 1995-04-02
ALPHA INDUSTRIES INC
filed 1995-06-30
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K




   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 2, 1995

                                      OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission file number 1-5560

                             ALPHA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            04-2302115
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

        20 SYLVAN ROAD, WOBURN, MASSACHUSETTS             01801
        (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code:   (617) 935-5150

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
             Title of each class                 which registered
             -------------------             -------------------------
        COMMON STOCK, $.25 PAR VALUE           AMERICAN STOCK EXCHANGE
        RIGHTS TO PURCHASE COMMON STOCK        AMERICAN STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X     No
             ---        ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 31, 1995 was approximately $98,514,000.

     The number of shares of Common Stock outstanding at May 31, 1995 was 7,750,101.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into Part III of this Report.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------


                                     PART I

ITEM 1      BUSINESS

PRODUCTS

The Company's principal products are Monolithic and Discrete Semiconductor Devices and Components and Ceramic Devices and Components. See table below:

CORE PRODUCTS AND TECHNOLOGIES



- ---------------------------------------------------------------------------------------------------------------------------
                                                      MONOLITHIC INTEGRATED
                                                      CIRCUITS & COMPONENTS                    MATERIALS & PROCESSING
                                            -------------------------------------------------------------------------------
MARKETS                                        MICROWAVE         MILLIMETER-WAVE                                DISCRETE
                                                 MMICS                MMICS                CERAMICS          SEMICONDUCTORS
- ---------------------------------------------------------------------------------------------------------------------------
Wireless Communications                     Control, Amplify,    Transceiver-             Dielectric          Amplifiers
 Cellular Base                              Attenuate,           Cellular                  Resonators         Detectors
 Cellular Mobile                            Switch &             Infrastructure            Filters            Limiters
 Wireless Local Area Network                Downconvert          18-60 GHz                 Antennas           Mixers
 Paging                                     900 MHz-5.0 GHz      Short Links              Circulator Elements Oscillators
 Personal Communications Network                                                          Coaxial             Multipliers
 Personal Communications Services                                                           Inductors         Switches
 Specialized Mobile Radio                                                                   Resonators

- ---------------------------------------------------------------------------------------------------------------------------
Commercial                                                       Oscillators              Powders             Amplifiers
 Direct Broadcast Satellite/                                     Mixers                   Substrates          Detectors
 TV Receive Only                                                 Switches                 Dielectric          Limiters
 Global Positioning Satellite                                    Amplifiers                Resonators         Mixers
 Other                                                           Transceivers              Filters            Oscillators
                                                                 20-40 GHz                 Antennas           Multipliers
                                                                                          Coaxial             Switches
                                                                                           Inductors
                                                                                           Resonators
- ---------------------------------------------------------------------------------------------------------------------------
Military                                     Components           Oscillators              Ferrite Elements   Amplifiers
 Military Communications                      Switches            Mixers                    Phase Shifters    Detectors
 Radar Warning/Jamming                        Mixers              Amplifiers                Circulators        Limiters
 Missile Guidance                             Subsystems          Transceivers              Isolators          Mixers
                                              5-20 GHz            20-60 GHz                Powders            Oscillators
                                                                                           Dielectric         Multipliers
                                                                                             Materials        Switches
- ---------------------------------------------------------------------------------------------------------------------------
Automotive                                   Applications        Radar Receiver           Substrates          Amplifiers
 Collision Avoidance                         >20GHz              & Transmitter 60,                            Detectors
 Sensors                                                         77 & 94 GHz                                  Limiters
                                                                                                              Mixers
                                                                                                              Oscillators
                                                                                                              Multipliers
                                                                                                              Switches
- ---------------------------------------------------------------------------------------------------------------------------

The principal customers for these products are equipment manufacturers for commercial and defense microwave systems such as cellular telephones, commercial telecommunications, direct broadcast satellites, automotive collision avoidance applications and military radar, missile, and electronic warfare.

The Company's operations are within a single segment of the electronics industry: the development, production and sale of microwave materials, devices and components.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

MARKETS AND DISTRIBUTION

During fiscal 1995, approximately 71% of the Company's sales were to manufacturers of commercial products, primarily in the wireless communications markets and include components for products such as wireless telephones and base stations in addition to motion detectors and sensors. The remaining 29% of sales were for use in a wide variety of defense-related systems.

Export sales to non-affiliates for fiscal years ended 1995, 1994 and 1993 were $16,855,000, $16,471,000, and $13,229,000, respectively. This compares with domestic sales for the same period of $54,974,000, $47,337,000, and $50,934,000, respectively. The Company operates sales subsidiaries in the United Kingdom and Germany, and a ceramic manufacturing operation in France. See Note 3 to the Financial Statements on page 17 for financial information about the Company's foreign and domestic operations.

The Company currently has approximately 1,300 customers in 30 countries. Its sales are made through 17 independent domestic sales representatives and 21 independent international sales representatives, as well as through its own sales force of 26 persons. Approximately 17% of the Company's sales are made through its own direct sales force and 83% through sales representatives.


RESEARCH AND DEVELOPMENT

Research and development efforts are undertaken by the Company both on a Company or customer sponsored basis. For customer sponsored projects, the customer may pay all or a portion of the expenses incurred. Some of the customer sponsored contracts are contracts which are reimbursed by the U.S. Government. The Company's products and markets are subject to continued technological advances. Recognizing this, the Company has maintained a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas.

R&D expenditures for the last three fiscal years are detailed below (in thousands):


                                            1995        1994          1993
- ---------------------------------------------------------------------------
Company sponsored.....................    $ 4,154     $ 3,429       $ 2,915
Customer sponsored....................      7,583       9,439        10,982
Other*................................        695         919           738
                                          -------     -------       -------
        Total R & D Expenditures......    $12,432     $13,787       $14,635
                                          =======     =======       =======

* Non-reimbursed costs incurred by the Company on customer sponsored contracts.

RAW MATERIALS

Raw materials for the Company's products and manufacturing processes are generally available from several sources. It is the Company's policy not to depend on a sole source of supply.

WORKING CAPITAL

The business of the Company is not seasonal, and there are no special practices with respect to working capital for the Company or the industry in general. The Company provides a limited warranty on its products against defects in material and workmanship. Payment terms are 30 days in the domestic market and generally 60 days in foreign markets.

CONTRACTS

During fiscal 1995, no one customer accounted for 10% or more of the Company's
total sales.   All of the Company's sales to the United States Government and prime contractors and subcontractors thereof are subject

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

to termination at the convenience of the Government, in which event the Company would normally be reimbursed for costs incurred. While U.S. Government orders are canceled in this manner, Alpha has seldom experienced any material terminations for convenience.

COMPETITIVE CONDITIONS

All of the Company's products are subject to substantial competition. The principal competitive factors affecting the Company's business are product performance, price, applications support and adherence to delivery schedules. The Company faces competition from divisions of larger, more diversified organizations in the electronics industry with substantially greater assets and access to larger financial resources, as well as from many smaller specialized companies. Some of Alpha's customers could elect to develop and manufacture internally the products they purchase from Alpha.

PATENT AND TRADEMARKS

Alpha owns a small number of patents and has other patent applications under preparation or pending. However, the Company believes that its technological position depends primarily on the ability to develop new innovative products through the technical competence of its engineering personnel.

BACKLOG

The Company's backlog of undelivered orders on April 2, 1995 was approximately $30,200,000 compared with $23,500,000 on April 3, 1994. The Company's policy is to record commercial orders on a quarterly basis consistent with expected customer short-term requirements. Management believes all orders in the Company's backlog to be firm. Approximately 90% of the April 2, 1995 backlog is anticipated to be shipped in fiscal year 1996.

ENVIRONMENTAL REGULATIONS

In the Company's opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on the capital expenditures, earnings, and competitive position of the Company.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company at May 31, 1995.


            NAME                   AGE      POSITION
            George S. Kariotis      72      Chairman of the Board of Directors
            Martin J. Reid          53      Director, President and Chief Executive Officer
            David J. Aldrich        38      Vice President, Chief Financial Officer and Treasurer
            Robert E. Goldwasser    50      Senior Vice President
            P. Daniel Gallagher     51      Vice President
            Thomas C. Leonard       60      Vice President
            Joseph J. Alberici      39      Vice President, President of Trans-Tech, Inc.
            Paul E. Vincent         47      Controller


All officers serve until the next Board of Directors meeting following the Annual Stockholders Meeting scheduled for September 11, 1995, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

Since the founding of the Company in 1962 through 1978, George S. Kariotis was Chairman of the Board and Chief Executive Officer and, from January 1974 to September 1978, he was Treasurer of the Company. From

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

January 1979 to January 1983, Mr. Kariotis was the Secretary of Manpower Development and Economic Affairs for the Commonwealth of Massachusetts. He was re-elected Chairman of the Board in January 1983 and Chief Executive Officer in May 1985. Mr. Kariotis resigned as Chief Executive Officer on July 24, 1986 while he campaigned for public office. He resumed his position as Chief Executive Officer as of November 5, 1986 until May 15, 1991.

Martin J. Reid joined the Company in 1969 as an engineering group leader. In 1971 he became Division Manager of the Solid State Division. Mr. Reid was appointed to the office of Vice President of the Company in 1975, became Senior Vice President in 1981, was elected President and Chief Operating Officer in May 1985 and became a director in September 1985. Mr. Reid was acting Chief Executive Officer from July 1986 to November 1986. He was elected Chief Executive Officer May 15, 1991.

David J. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. Mr. Aldrich has held several positions at M/A-COM, Inc. beginning in 1989 until January, 1995 including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, Director of Strategic Initiatives with the Microelectronics Division. Prior to joining M/A-COM, Inc. in 1989 Mr. Aldrich was Controller with Adams Russell Electronics Company and a project leader for a NASA satellite communications program with Space Communications Company (a Fairchild Industries and Contel Inc. Partnership).

Robert E. Goldwasser was elected a Vice President in 1983 and Senior Vice President in 1989. Dr. Goldwasser served from 1982 to 1989 as President of Central Microwave Company, then a subsidiary of the Company. Prior to 1982, he was Vice President of Engineering for Central Microwave Company and a professor at Washington University, St. Louis, Missouri. Other senior technical staff assignments held by Dr. Goldwasser included positions with Varian Associates, M/A-COM, Inc. and Monsanto Corporation.

P. Daniel Gallagher joined the Company in March, 1989 as Director of Device Operations of Alpha's Devices Group and was elected Vice President September 10, 1990. Previously he held a series of engineering and marketing positions at M/A-COM, Inc. beginning with his initial assignment as a semiconductor engineer in 1968. He was appointed a Vice President of M/A-COM, Inc., in 1980 and in his last assignment he was the Vice President-General Manager of the M/A-COM, Inc. Lowell Semiconductor Operation. Mr. Gallagher began his career in 1966 with ITT UK as a semiconductor process engineer.

Thomas C. Leonard joined the Company in January, 1992 as General Manager of the Components and Systems Division. He became the General Manager of Operations for the Alpha Microwave Division effective January, 1994 and was elected a Vice President July 14, 1994. Mr. Leonard has over 30 years experience in the microwave industry having held a series of general managerial and marketing positions at M/A-COM, Inc., from 1972 to 1992 and prior to 1972 at Varian Associates and Sylvania.

Joseph J. Alberici joined Trans-Tech, Inc., a subsidiary of the Company, in 1987 and has held several positions with Trans-Tech, Inc., including Vice President of Marketing and New Products, Executive Vice President and Chief Operating Officer. He has been President of Trans-Tech, Inc. since 1992 and was elected Vice President of the Company April 28, 1994. Prior to 1987, Mr. Alberici was Plant Manager of the Microwave Products Division for MuRata Erie NA. In addition, Mr. Alberici held several engineering positions with Lambda Electronics and American Technical Ceramics.

Paul E. Vincent has held his position as Controller since he joined the Company in 1979.

EMPLOYEES

As of April 2, 1995, the Company and its subsidiaries employed approximately 830 persons, compared with 750 as of April 3, 1994.

ITEM 2      PROPERTIES

The following information describes the major facilities owned and leased by the Company. In the fourth quarter of fiscal 1994, the Company decided to consolidate its semiconductor and component businesses at

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

one facility in Woburn, Massachusetts and to sell its Methuen facility. The Company believes it has adequate productive capacity in the Woburn facility to meet the semiconductor and component business needs for the next 12 to 18 months. However with increasing demand for its ceramics products manufactured primarily at its Trans-Tech facility in Adamstown, Maryland, additional productive capacity for these products may be required within the next 12 to 18 months. As described in Note 5 to the consolidated financial statements on pages 18 through 20 several properties secure debt of the Company.

     a. The Company owns a modern 158,000 square foot plant plus eight acres of land at 20 Sylvan Road, Woburn, Massachusetts. As a result of the consolidation, this plant is occupied by the semiconductor and component manufacturing operations and corporate headquarters. In addition, all semiconductor and component development activities are conducted at this facility.

     b. The Company owns a 92,000 square foot facility in Adamstown, Maryland. This plant is occupied by the Company's wholly owned subsidiary, Trans-Tech, Inc.

     c. The Company leases a 7,200 square foot facility in Marly, France. This plant is occupied by the Company's wholly owned subsidiary, Trans-Tech Europe SARL.

     d. The Company leases an 8,700 square foot facility in Frederick, Maryland until May 31, 1995. Due to increased demand for ceramic filters the Company began leasing a 21,000 square foot facility in Frederick, Maryland in November 1994. These plants are used by the Company's wholly owned subsidiary, Trans-Tech, Inc. to manufacture ceramic filters.

     e. The Company leases a 3,600 square foot facility in Milpitas, California. This facility is occupied by Western Trans-Tech, a division of Trans-Tech, Inc.

     f. The Company owns an 85,000 square foot facility on 17 acres of land in Methuen, Massachusetts. Formerly occupied by the Components Division, this property is being held for resale.


ITEM 3      LEGAL PROCEEDINGS

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

See also Note 11 to the Financial Statements on page 26.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended April 2, 1995.

                                    PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

See the section entitled "Quarterly Financial Data" appearing on page 15 for information regarding Common Stock market prices. Dividends have not been paid in either of the past two fiscal years. See Note 5 of the "Notes to Consolidated Financial Statements" appearing on pages 18 through 20 for information regarding dividend restrictions.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 6      SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In thousands, except per share amounts and financial ratios)

                                                                               FISCAL YEAR
                                                 1995           1994              1993             1992           1991
- ------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Sales ...............................       $ 78,254        $ 70,147         $ 69,543         $ 71,032        $ 66,344

  Income (loss) before
   extraordinary item .................          2,847         (11,466)          (2,987)             113           1,306

  Extraordinary item-utilization of
    net operating loss carryforward....             --              --               --                9             504

  Net income (loss) ...................          2,847         (11,466)          (2,987)             122           1,810

  Per share data

   Income (loss) before
     extraordinary item ...............            .36           (1.53)            (.40)             .02             .18

   Extraordinary item .................             --              --               --               --             .07

   Net income (loss) ..................       $    .36        $  (1.53)        $   (.40)        $    .02        $    .25

   Weighted average common
    shares ............................          7,882           7,502            7,464            7,429           7,246

FINANCIAL RATIOS
  Return (based on net
   income-net loss)

   On sales ...........................            3.6%          (16.3%)           (4.3%)            0.2%            2.7%

   On average assets ..................            6.0%          (23.4%)           (5.6%)            0.2%            3.1%

   On average equity ..................           11.0%          (38.3%)           (8.1%)            0.3%            4.9%

  Current Ratio .......................           1.68            1.64             2.26             2.90             2.11

  Debt to Equity ......................           17.1%           19.9%            11.8%            13.1%           14.0%

FINANCIAL POSITION
  Working Capital .....................       $ 10,983        $  8,981         $ 15,767         $ 17,800        $ 14,454

  Additions to property, plant
   and equipment ......................          5,248           2,939            4,112            1,274           2,179

  Total assets ........................         50,167          44,430           53,777           53,211          57,071

  Long-term debt ......................          4,744           4,826            4,191            5,030           5,349

  Long-term capital lease
   obligations ........................            754             892            1,032               --              --

  Stockholders' equity ................         27,674          24,261           35,565           38,456          38,233

OTHER STATISTICS
  New orders (net of cancellations) ...         84,900          66,700           70,500           66,500          65,200

  Backlog at year end .................       $ 30,200        $ 23,500         $ 26,900         $ 25,900        $ 30,500

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to gain strength in its target wireless communication markets as evidenced by fiscal 1995 increases in sales, net income and orders. Two multi-million dollar wireless component orders for gallium arsenide monolithic semiconductors and ceramic filters were announced during fiscal 1995. These orders are with two of the major cellular Original Equipment Manufacturers. The ceramic filters contract represents the first major volume production contract in our ceramics component filter business, leveraging our core ceramic capabilities in our target wireless markets. Fiscal 1995 saw creation of the Alpha Microwave Group resulting from the consolidation of the semiconductor and component businesses at one facility in Woburn, Massachusetts. The consolidation took place at the end of fiscal 1994. Both Alpha Microwave and, Trans Tech, Inc., our ceramics product subsidiary, continue to be successful in penetrating the wireless communication markets. Other announcements during the year included the Alpha Microwave Group receiving certification under the ISO 9001 Quality System Standard, achieving a global standard of excellence that demonstrates the Company's commitment to our customers with a focus of manufacturing excellence and product quality.

RESULTS OF OPERATIONS

Sales for fiscal 1995 totaled $78.3 million compared with fiscal 1994 sales of $70.1 million and fiscal 1993 sales of $69.5 million. Increased shipments for fiscal 1995 and 1994 resulted primarily from wireless communication products such as (a) Gallium Arsenide Monolithic Integrated Circuits and components (GaAs MMICs), (b) ceramic products for cellular telephones and base stations,
(c) discrete semiconductors for wireless products and (d) dielectric filters. As the Company gains strength in the commercial wireless communication markets, direct sales to the United States Defense Department continue to decline, with 29% of fiscal 1995 sales related to military subcontracts for ultimate sale to the Defense Department or foreign governments, compared with 40% in fiscal 1994 and 49% in fiscal 1993. The decrease in defense related business is attributable to the decline in SADARM and Longbow program activity. Even though programs for traditional military products decline, the Company is still interested in developmental military programs that will help enhance technology for wireless applications, and whenever possible the Company will actively pursue such developmental contracts as a means of developing new products.

Foreign sales increased in fiscal 1995 to $23.3 million versus $22.8 million in fiscal 1994 and $18.6 million in fiscal 1993. The increase in foreign sales for fiscal 1995 was primarily due to increased shipments for ceramic products for cellular telephones and base stations. Fiscal 1994 increase in foreign sales was due to (a)dielectric resonator filters, (b) radar detector components and
(c) components for cellular telephone systems. Domestic sales were $55.0 million for fiscal 1995 versus $47.3 million for fiscal 1994 and $50.9 million for fiscal 1993. The fiscal 1995 increase in domestic sales is a result of increased shipments of ceramic components and semiconductors used in wireless communication products, whereas the decrease in domestic sales for fiscal 1994 is due to substantial reduction in military program funding.

New orders for fiscal 1995 were $84.9 million, an increase of 27% over the same period last year. These new orders were dominated by commercial wireless contracts and included only a small portion of the two large wireless component orders noted above. Initial deliveries for the Motorola ceramic filter order have been shipped and accepted; however there have been some initial delays in production due to the Company's capacity expansion and facility move regarding Trans Tech, Inc. leasing an additional 21,000 square foot manufacturing facility for ceramic filters. Consequently, Motorola has deferred a portion of the early production deliveries in order to allow for the production ramp later in the fiscal year. The Company has met the technical specifications on the initial deliveries and expects to establish volume production schedules during fiscal 1996.

Backlog at the end of fiscal 1995 was $30.2 million compared with $23.5 million in fiscal 1994 and $26.9 million in fiscal 1993. The $6.7 million increase in fiscal 1995 backlog is the result of increased orders for wireless communication products, whereas the $3.4 million decrease in fiscal 1994 was attributable to the cancellation of orders related to discontinued product lines and military programs.

Gross profit as a percent of sales increased to 30.5% in fiscal 1995 compared with 21.0% in fiscal 1994 and 24.6% in fiscal 1993. The increase in gross profit is the result of (a) increased sales volumes coupled with fixed costs

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


remaining constant (b) greater efficiencies and reduced costs due to the consolidation of facilities that took place in fiscal 1994 when the Company moved several product lines to its Woburn, Massachusetts plant. The decrease in gross profit for fiscal 1994 was the result of steadily deteriorating margins attributable primarily to the costs of maintaining dedicated resources in the semiconductor and component businesses for certain military programs while revenues for these same programs declined. The facility consolidation during the fourth quarter of fiscal 1994 also further decreased gross profits because of business interruptions and reengineering costs. Lastly, the inventory liquidations driven by reduced manufacturing cycles increased costs, resulting in lower gross profit.

Research and development expenses increased $725 thousand for fiscal 1995 and $514 thousand for fiscal 1994. Customer sponsored R&D continued to decrease $1.9 million in fiscal 1995 and $1.5 million in fiscal 1994, particularly customer funded programs such as SADARM and Longbow. As customer sponsored R&D continues to decrease, the Company sponsored R&D will continue to increase, since the Company is strongly committed to developing new wireless communication products. However, whenever possible the Company will try to fund its R&D through collaborative developmental contracts.

Selling and administrative expenses decreased $554 thousand, mainly as a result of a 20% reduction in administrative personnel completed during the fourth quarter of fiscal 1994. For fiscal 1994 and 1993, selling and administrative expenses remained constant.

Interest expense decreased $40 thousand since certain deferred finance costs associated with the Methuen facility were charged to the repositioning cost in the fourth quarter of fiscal 1994. Fiscal 1994 interest expense decreased $112 thousand because fiscal 1993 included a settlement of prior tax issues that included an interest charge.

Net income for fiscal 1995 was $2.8 million or $0.36 per share, compared to a net loss of $11.5 million or $1.53 per share. The fourth quarter of fiscal 1994 included a repositioning charge of $5.6 million.

FINANCIAL POSITION

At April 2, 1995, working capital totaled $11.0 million and included $3.5 million in cash and cash equivalents, compared with $9.0 million of working capital at the end of fiscal 1994. Cash increased $1.8 million during fiscal 1995 mainly as a result of proceeds from the Company's line of credit and a Community Development Block Grant from the state of Maryland. During fiscal 1995, the Company purchased $5.2 million of equipment for semiconductor and microwave ceramic manufacturing operations as well as various information technology equipment. With increase demand for wireless products, the Company expects to increase its need for equipment and capacity. During fiscal 1995, the Company obtained a $3.0 million operating lease line and received proceeds of $234 thousand from a $960 thousand Community Development Block Grant from the state of Maryland. Proceeds of $130 thousand were received during fiscal 1994 under this grant. The Company has also received preliminary approval from the state of Maryland for two grants for approximately $3 million to finance its expansion to meet order requirements particularly for wireless products.

The Company plans significant capital expansion in order to service the increasing requirements for its products in the wireless markets. Alternative sources of financing are being pursued, such as increasing the amount of the line of credit, receiving additional grant funding, capital financing through leases, and any other sources of funding capital that may become available. At April 2, 1995, $3.0 million was borrowed under the line of credit agreement. The $7.5 million line of credit is available until September 5, 1995 and the Company expects to extend the line of credit agreement at that time. As demand for capacity increases, the Company will continue to seek alternative sources of funding capital.

OTHER MATTERS

Inflation did not have a significant impact upon the results of operations of the Company during the three year period ended April 2, 1995.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
            STATEMENTS

                                                                                    PAGE
- -----------------------------------------------------------------------------------------
Consolidated Balance Sheets - April 2, 1995 and April 3, 1994.................       11

Consolidated Statements of Operations - Years ended April 2, 1995,
April 3, 1994, and March 28, 1993.............................................       12

Consolidated Statements of Cash Flows - Years ended April 2, 1995,
April 3, 1994, and March 28, 1993.............................................       13

Consolidated Statements of Stockholders' Equity - Years ended
April 2, 1995, April 3, 1994, and March 28, 1993..............................       14

Quarterly Financial Data (unaudited) - Fiscal 1995 and Fiscal 1994............       15

Notes to Consolidated Financial Statements....................................       16

Independent Auditors' Report..................................................       27

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                    APRIL 2,           APRIL 3,
                                                                                      1995               1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
    Cash and cash equivalents (Note 5)...................................          $  3,510            $  1,691
    Accounts receivable, trade, less allowance
      for doubtful accounts of $783 and $945 (Note 5)....................            13,548              13,243
    Inventories (Notes 4 and 5)..........................................             9,370               7,613
    Prepayments and other current assets.................................               756                 490
                                                                                   --------            --------
         Total current assets............................................            27,184              23,037
                                                                                   --------            --------
  Property, plant and equipment (Note 5)
    Land.................................................................               462                 282
    Building and improvements............................................            22,148              21,412
    Machinery and equipment..............................................            51,162              47,395
                                                                                   --------            --------
                                                                                     73,772              69,089
    Less-accumulated depreciation and amortization.......................            53,283              49,648
                                                                                   --------            --------
                                                                                     20,489              19,441
                                                                                   --------            --------
  Other assets...........................................................               594                 507
  Property held for resale (Note 6)......................................             1,900               1,445
                                                                                   --------            --------
                                                                                   $ 50,167            $ 44,430
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable, bank (Note 5).........................................          $  3,000            $  1,250
    Current maturities of long-term debt (Note 5)........................               339                 354
    Current maturities of capital lease obligations (Note 5).............               370                 371
    Accounts payable.....................................................             5,206               5,065
    Repositioning reserve (Note 6).......................................               991               1,958
    Accrued liabilities
      Payroll, commissions and related expenses..........................             4,777               4,094
      Other (Note 7).....................................................             1,518                 964
                                                                                   --------            --------
         Total current liabilities.......................................            16,201              14,056
                                                                                   --------            --------
  Long-term debt (Note 5)................................................             4,744               4,826
  Long-term capital lease obligations (Note 5)...........................               754                 892
  Other long-term liabilities............................................               794                 395
                                                                                   --------            --------
  Commitments and contingencies (Note 11)
  Stockholders' equity
    Common stock par value $.25 per share: authorized
     30,000,000 shares; issued 7,994,495 and 7,787,689 shares
     (Note 9)............................................................             1,999               1,947
    Additional paid-in capital (Note 9)..................................            27,921              27,325
    Accumulated deficit (Note 5).........................................            (1,738)             (4,585)
                                                                                   --------            --------
                                                                                     28,182              24,687
    Less - Treasury shares 262,886 and 262,829 at cost...................               330                 331
     Unearned compensation-restricted stock (Note 9).....................               178                  95
                                                                                   --------            --------
     Total stockholders' equity..........................................            27,674              24,261
                                                                                   --------            --------
                                                                                   $ 50,167            $ 44,430
                                                                                   ========            ========

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                     YEAR ENDED
                                                      APRIL 2,        APRIL 3,       MARCH 28,
                                                        1995            1994            1993
- ----------------------------------------------------------------------------------------------
Sales...........................................       $78,254        $ 70,147        $ 69,543
                                                       -------        --------        --------

Cost of sales...................................        54,376          55,395          52,404
Research and development expenses (Note 2)......         4,154           3,429           2,915
Selling and administrative expenses.............        15,727          16,281          16,281
Repositioning expenses (Note 6).................            --           5,639              --
                                                       -------        --------        --------
                                                        74,257          80,744          71,600
Operating income (loss).........................         3,997         (10,597)         (2,057)
                                                       -------        --------        --------
Other income (expense)
 Interest expense...............................          (728)           (768)           (880)
 Interest income................................            57              64              39
 Other income net...............................            23             105             111
                                                       -------        --------        --------
                                                          (648)           (599)           (730)
                                                       -------        --------        --------
Income (loss) before income taxes  (Note 8).....         3,349         (11,196)         (2,787)
Provision for income taxes (Note 8).............           502             270             200
                                                       -------        --------        --------
Net income (loss)...............................       $ 2,847        $(11,466)       $ (2,987)
                                                       =======        ========        ========
Net income (loss) per share.....................       $   .36        $  (1.53)       $   (.40)
                                                       =======        ========        ========

The accompanying notes are an integral part of these financial statements.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                 YEAR ENDED
                                                                                   APRIL 2,        APRIL 3,      MARCH 28,
                                                                                     1995           1994           1993
- --------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATIONS:
 Net income (loss)..........................................................        $ 2,847       $(11,466)      $ (2,987)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
   Depreciation and amortization of property, plant, and equipment..........          4,106          4,521          4,681
   Amortization of unearned compensation - restricted stock.................             64             44             42
   Unearned compensation....................................................             --            (11)           (11)
   Loss (gain) on sales and retirements of property, plant, and equipment...             26             --            (13)
   Loss on property, plant and equipment due to repositioning...............             --          2,479             --
   Increase in other assets.................................................           (536)          (69)           (109)
   Increase (decrease) in other liabilities and long-term benefits..........            399           (70)            115
   Issuance of treasury stock to ESOP.......................................             12            --              --
   Change in assets and liabilities
    Accounts receivable.....................................................           (305)          706            (610)
    Inventories.............................................................         (1,757)        2,331             647
    Prepayments and other current assets....................................           (266)          482             123
    Accounts payable........................................................            141           912             677
    Accrued liabilities.....................................................          1,237          (349)           (173)
    Repositioning reserve...................................................           (967)        1,958              --
                                                                                   --------      --------        --------
   Net cash provided by operations..........................................          5,001         1,468           2,382
                                                                                   --------      --------        --------

CASH USED IN INVESTMENTS:
 Additions to property, plant and equipment.................................         (4,971)       (2,630)         (2,763)
 Proceeds from sale of property, plant and equipment........................             68            33              86
                                                                                   --------      --------        --------
   Net cash used in investments.............................................         (4,903)       (2,597)         (2,677)
                                                                                   --------      --------        --------

CASH PROVIDED BY (USED IN) FINANCING:
 Proceeds from notes payable................................................          1,983           131           1,892
 Payments on notes payable..................................................           (330)         (623)           (319)
 Payments on capital lease obligations......................................           (416)         (311)            (84)
 Deferred charges related to long-term debt.................................             (6)           68              17
 Exercise of stock options..................................................            391            45              --
 Proceeds from sale of stock................................................             99            84              65
                                                                                   --------      --------        --------
   Net cash provided by (used in) financing.................................          1,721          (606)          1,571
                                                                                   --------      --------        --------
 Net increase (decrease) in cash and cash equivalents.......................          1,819        (1,735)          1,276
 Cash and cash equivalents, beginning of year...............................          1,691         3,426           2,150
                                                                                   --------      --------        --------
 Cash and cash equivalents, end of year.....................................       $  3,510      $  1,691        $  3,426
                                                                                   ========      ========        ========

Supplemental disclosures:

Capital lease obligations of $277, $309 and $1,349 were incurred during the years ended April 2, 1995, April 3, 1994, and March 28, 1993, respectively, when the Company entered into leases for new equipment.

The accompanying notes are an integral part to these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                            RETAINED                 UNEARNED
                                                                            ADDITIONAL      EARNINGS               COMPENSATION
                                                    COMMON STOCK             PAID-IN      (ACCUMULATED)  TREASURY   RESTRICTED
                                               SHARES       PAR VALUE        CAPITAL        (DEFICIT)     STOCK       STOCK
- -------------------------------------------------------------------------------------------------------------------------------
Balance March 29, 1992....................      7,690        $1,923          $27,085        $  9,868      $(264)     $(156)

Net loss..................................         --            --               --          (2,987)        --         --
Employee Stock Purchase Plan..............         31             8               57              --         --         --
Issuance of restricted shares.............         15             3               51              --         --        (54)
Amortization of unearned
 compensation restricted stock............         --            --               --              --         --         42
Repurchase 17,000 shares of
 restricted stock.........................         --            --               --              --        (46)        35
                                                -----        ------          -------        --------      -----      -----
Balance March 28, 1993....................      7,736         1,934           27,193           6,881       (310)      (133)

Net loss..................................         --            --               --         (11,466)        --         --
Employee Stock Purchase Plan..............         29             7               77              --         --         --
Issuance of restricted shares.............          5             1               15              --         --        (16)
Amortization of unearned compensation.....
 restricted stock.........................         --            --               --              --         --         44
Repurchase 8,333 shares of
 restricted stock.........................         --            --               --              --        (21)        10
Exercise of stock options.................         17             5               40              --         --         --
                                                -----        ------          -------        --------      -----      -----
Balance April 3, 1994.....................      7,787         1,947           27,325          (4,585)      (331)       (95)

Net income................................         --            --               --           2,847         --         --
Employee Stock Purchase Plan..............         29             7               92              --         --         --
Issuance of restricted stock..............         31             8              139              --         --       (147)
Amortization of unearned compensation
 restricted stock.........................         --            --               --              --         --         64
Issuance 1,110 treasury shares to ESOP....         --            --               11              --          1         --
Exercise of stock options.................        147            37              354              --         --         --
                                                -----        ------          -------        --------      -----      -----
Balance April 2, 1995.....................      7,994        $1,999          $27,921        $ (1,738)     $(330)     $(178)
                                                =====        ======          =======        ========      =====      =====

The accompanying notes are an integral part of these financial statements.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA
(unaudited)
(In thousands except per share data)

                                         FIRST         SECOND           THIRD         FOURTH
                                        QUARTER        QUARTER         QUARTER        QUARTER            YEAR
- --------------------------------------------------------------------------------------------------------------
FISCAL 1995
 Sales.............................     $18,675        $18,253        $ 19,359        $ 21,967        $ 78,254
 Gross profit......................       5,618          5,397           5,865           6,998          23,878
 Net income........................         603            659             774             811           2,847
 Per share data
  Net income.......................         .08            .08             .10             .10             .36
  Market price range:
   High............................       4-1/2          6-7/8           7-3/8          11-5/8          11-5/8
   Low.............................       3              3-7/8           5-1/4           6-3/8           3

FISCAL 1994
 Sales.............................     $18,909        $16,693        $ 17,760        $ 16,785        $ 70,147
 Gross profit (loss)...............       5,092          4,882           4,808             (30)         14,752
 Net income (loss).................         279            170              40         (11,955)        (11,466)
 Per share data
  Net income (loss)................         .04            .02              --           (1.59)          (1.53)
  Market price range:
   High............................       3-5/8          6-3/8               6           4-9/16          6-3/8
   Low.............................       2-5/8          3                   4           3-1/8           2-5/8

The Company's common stock is traded on the American Stock Exchange, symbol AHA. The number of stockholders of record as of May 31, 1995 was approximately 1,200.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
     The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Sunday closest to March 31, there were 52 weeks in fiscal 1995, 53 weeks in fiscal 1994, and 52 weeks in fiscal 1993.

Revenue Recognition:
     Revenue is recognized when a product is shipped and services are performed. Contract revenue is recognized on the percentage-of-completion method, which is primarily measured on the ratio of units shipped to the total contract number of units. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.

Foreign Currency Translation:
     The accounts of foreign subsidiaries are translated in accordance with the Financial Accounting Standards Board Statement No. 52. Foreign operations are remeasured as if the functional currency were the U.S. dollar. Monetary assets and liabilities are translated at the year end rates of exchange. Revenues and expenses (except cost of sales and depreciation) are translated at the average rate for the period. Non-monetary assets, equity, cost of sales and depreciation are remeasured at historical rates. Remeasurement gains and losses are reflected currently in operations and are not material.

Research and Development Expenditures:
     Research and development expenditures are charged to income as incurred unless they are reimbursed under specific contracts. Losses incurred on the equity basis in the Company's two joint ventures are included in research and development.

Cash and Cash Equivalents:
     Cash and cash equivalents include cash deposited in demand deposits at banks and temporary investments. The Company considers temporary investments as those with original maturities of less than 90 days.

Inventories:
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment:
     Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method for financial reporting and accelerated methods for tax purposes.

     Estimated useful lives used for depreciation purposes are 8 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Income Taxes:
     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, Statement 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company adopted Statement 109 on March 29, 1993. There was no cumulative effect on earnings from the change in the method of accounting for income taxes.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

Net Income Per Share:
     Net income per share of common stock for fiscal 1995 is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants, using the treasury stock method. In fiscal 1994 and 1993 stock options did not impact net income per share as they were either insignificant or antidilutive. The weighted average number of shares of common stock and common equivalent shares outstanding for the calculation of primary earnings per share was 7,882,000 in fiscal 1995, 7,502,000 in fiscal 1994, and 7,464,000 in fiscal 1993.

NOTE 2     JOINT VENTURES

In fiscal year 1984 the Company and Aerojet ElectroSystems Company formed a joint venture, and in fiscal year 1987 the Company entered into a similar arrangement with Martin Marietta Corporation. These ventures were formed for the purpose of developing and producing certain millimeter wave monolithic integrated circuits. Each joint venture may be terminated by either party at any time.

The Company's joint ventures with Aerojet ElectroSystems Company and Martin Marietta Corporation were created to share research and development expenses in order to develop technology for millimeter wave monolithic integrated circuits. In the case of the Aerojet/Alpha venture, this partnership has been dormant since 1987. The partnership has no remaining assets or liabilities. As for the Martin/Alpha venture, the only assets or liabilities that exist are the original capitalization of $5,000 and the amounts due to/due from the partners. The technical goal established by this partnership is near completion and this partnership will cease activity by the end of calendar year 1995. The Company's share of the joint venture's research and development expenses are recorded in the Company's consolidated statements of operations. The Company has no investment recorded on its consolidated balance sheet for either joint venture.

The Company's share of losses incurred by the joint ventures is recorded on the equity basis and included in research and development expenses. The losses were approximately $895,000, $856,000, and $1,618,000 in fiscal years 1995, 1994, and
1993, respectively.

NOTE 3     COMPANY OPERATIONS

The Company operates in one industry segment: the development, production and sale of microwave materials, devices and components. Sales include export sales primarily to Europe and Southeast Asia of $16,855,000, $16,471,000, and $13,229,000, in fiscal years 1995, 1994, and 1993, respectively.

During fiscal year 1994, one customer accounted for 15% of the Company's total sales.

The Company operates sales subsidiaries in the United Kingdom and Germany, and a ceramic manufacturing operation in France. The following table shows certain financial information relating to the Company's operations in various geographic areas (in thousands):

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------


                                                  1995             1994            1993
- ---------------------------------------------------------------------------------------
Sales
 United States
  Customers.............................       $ 67,495        $ 61,963        $ 64,163
  Intercompany..........................          4,668           5,753           3,534
 Europe
  Customers.............................         10,759           8,184           5,380
 Eliminations...........................         (4,668)         (5,753)         (3,534)
                                               --------        --------        --------
Net Sales...............................         78,254          70,147          69,543
                                               --------        --------        --------

Income (loss) before taxes
 United States..........................          2,723         (11,767)         (2,731)
 Europe.................................            626             571             (56)
                                               --------        --------        --------
Income (loss) before taxes..............          3,349         (11,196)         (2,787)
                                               --------        --------        --------

Assets
 United States..........................         44,896          40,454          50,814
 Europe.................................          5,271           3,976           2,963
                                               --------        --------        --------
Total Assets............................       $ 50,167        $ 44,430        $ 53,777
                                               ========        ========        ========

Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

NOTE 4      INVENTORIES

                                                            APRIL 2,      APRIL 3,
 Inventories consisted of the following (in thousands):       1995          1994
- ---------------------------------------------------------------------------------
   Raw materials....................................        $ 3,186       $ 2,402
   Work-in-process..................................          4,950         3,570
   Finished goods...................................          1,234         1,641
                                                            -------       -------
                                                            $ 9,370       $ 7,613
                                                            =======       =======

Work-in-process inventory has been reduced by allowances for estimated losses to be sustained on completion of certain contracts. These allowances totaled $117,000 and $593,000 in fiscal years 1995 and 1994, respectively.

NOTE 5      BORROWING ARRANGEMENTS AND COMMITMENTS

LINE OF CREDIT

The Company has a line of credit with Silicon Valley Bank for $7.5 million which expires on September 5, 1995. The line of credit is collateralized by various receivables, inventories and equipment. Interest payments are due monthly at a rate of 1 1/2% above prime (prime was 9.0% at April 2, 1995). At April 2, 1995, and April 3, 1994, $3.0 million and $1.25 million, respectively, had been borrowed under this line of credit.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

LONG-TERM DEBT

                                                                        APRIL 2,     APRIL 3,
  Long-term debt consisted of the following (in thousands):                1995        1994
- ---------------------------------------------------------------------------------------------
   9-1/2% Mortgage Note Payable (a)............................          $   80      $  120
   Industrial Revenue Bonds (b)................................           3,878       4,046
   UDAG Loan (c)...............................................             438         540
   French Government Sponsored and Start-up Loans (d)..........             323         343
   CDBG Grant (e)..............................................             364         131
                                                                         ------      ------
                                                                          5,083       5,180
   Less - current maturities...................................             339         354
                                                                         ------      ------
                                                                         $4,744      $4,826
                                                                         ======      ======

a. The mortgage note payable is collateralized by land and buildings having a net book value of $5,666,000 at April 2, 1995. Principal installments of $3,333, plus interest, are due monthly until March 1997.

b. On November 20, 1990, the Company's $3.1 million Industrial Revenue Bond was sold to a financial investment company. The bond will mature in July 2004. The bond bears interest at a rate of 10.25% payable semi-annually. The Company is required to maintain $158,000 in escrow which is included in cash and cash equivalents.

   The Company has two other Industrial Revenue Bonds. The first bond was due in quarterly payments of $19,135 until December 1994 and bore interest at a rate of 10.25%. The second bond was sold on December 9, 1993, to the Farmers and Mechanics National Bank. The interest rate on this bond is prime and quarterly principal payments of $27,777 are due until March, 2002.

   The bonds are secured by various property, plant and equipment with a net book value of $9,758,000 at April 2, 1995 and a pledge of lease revenues of its Methuen facility.

c. The City of Lawrence, Massachusetts lent the Company $989,000 in proceeds it acquired from an Urban Development Action Grant (UDAG). Monthly payments of $10,491 representing principal and interest at 5% on the unamortized balance are required until January 1999.

d. The Company has three unsecured government sponsored and start-up business loans. The first loan is at an interest rate of 8.75% and requires annual payments of $36,000 beginning December 1994 through December 1998. The second loan is at an interest rate of 5% and requires interest payments only until February 1995. Starting in February 1995 and through February 2000 quarterly principal and interest payments of $8,300 are due. The third loan is at an interest rate of 9.0% and requires principal and interest payments of $3,500 through January 1998.

e. The Company obtained a ten year $960,000 loan from the State of Maryland under the Community Development Block Grant program. At April 2, 1995 the Company had received total funding of $364,000. Quarterly payments will be due beginning June 1996 through December 2003 and will represent principal and interest at 5% of the unamortized balance.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

Aggregate annual maturities of long-term debt are as follows (in thousands):

      FISCAL YEAR
- -------------------------------------------------------------------------------
      1997....................................         $   407
      1998....................................             334
      1999....................................             317
      2000....................................             183
      Thereafter..............................           3,503
                                                       -------
                                                       $ 4,744
                                                       =======

Capital Lease Obligations

At April 2, 1995, included in property, plant and equipment are the following capitalized leases (in thousands):

Machinery and equipment                                $ 1,850
Accumulated depreciation and amortization                  742
                                                       -------
                                                       $ 1,108
                                                       =======

Future minimum lease payments under the capitalized lease obligations at April 2, 1995 were as follows (in thousands):

      FISCAL YEAR
- -------------------------------------------------------------------------------
      1996..........................................            $  427
      1997..........................................               343
      1998..........................................               219
      1999..........................................                22
      2000..........................................                14
      Thereafter....................................               194
                                                                ------
Total minimum lease payments........................             1,219
 Less: Amount representing interest.................                95
                                                                ------
Present value of net minimum lease payments.........             1,124
  Less: Current maturities..........................               370
                                                                ------
Long-term maturities................................            $  754
                                                                ======

Cash payments for interest were $635,000, $740,000, and $899,000, in fiscal years 1995, 1994, and 1993, respectively.

The bonds and line of credit include various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. Under the most restrictive covenants the Company may not pay dividends except restricted payments in an amount not to exceed $400,000 in connection with the redemption of certain common stock repurchase rights.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     REPOSITIONING CHARGES

On January 25, 1994, the Company announced the transfer of certain component product lines manufacturing from a facility in Methuen, Massachusetts to the Company's headquarters facility in Woburn, Massachusetts. These component product lines were used principally by military customers. Faced with a continued decline in defense business, the Company determined the need for further consolidations to reduce operating costs and enhance its competitive position in commercial electronics markets, principally wireless communications. In the fourth quarter of fiscal year 1994, the Company recorded a repositioning charge of $5.6 million which included charges for employee severance costs of $2.2 million, the write-down of $2.6 million to reduce the carrying value of the Methuen, Massachusetts plant to its estimated net realizable value and costs related to the consolidation of the facilities of $800 thousand. During fiscal 1995 the Company paid severance costs of $600 thousand and consolidation costs of $300 thousand. Severance costs of $500 thousand and consolidation costs of $600 thousand were paid in fiscal 1994. The $2.6 million write-down of the Methuen plant includes $1.2 million for carrying and selling costs through the expected date of disposal. The Methuen plant was valued at $1.9 million at April 2, 1995 and $1.4 million at April 3, 1994. During fiscal 1995, the Company paid $500 thousand in carrying costs related to the Methuen plant.

NOTE 7      OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                         APRIL 2,      APRIL 3,
                                                           1995           1994
- ----------------------------------------------------------------------------------------------
   Income taxes....................................      $   411       $    215
   Professional services...........................          172            161
   Interest........................................          171            114
   Miscellaneous...................................          764            474
                                                         -------       --------
                                                         $ 1,518       $    964
                                                         =======       ========

NOTE 8      INCOME TAXES

Income (loss) before income taxes consisted of (in thousands):

                                                           1995          1994          1993
- ---------------------------------------------------------------------------------------------
   Domestic........................................      $ 2,723       $(11,767)      $(2,731)
   Foreign.........................................          626            571           (56)
                                                         -------       --------       -------
                                                         $ 3,349       $(11,196)      $(2,787)
                                                         =======       ========       =======

The provision for income taxes consisted of (in thousands):

                                                           1995          1994          1993
- ---------------------------------------------------------------------------------------------
   Current income taxes
    Federal........................................      $    75       $     --       $    --
    State..........................................          217            126           151
    Foreign........................................          210            144            49
                                                         -------       --------       -------
                                                         $   502       $    270       $   200
                                                         =======       ========       =======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows (in thousands):

                                                                         1995          1994         1993
- --------------------------------------------------------------------------------------------------------
  Tax expense (benefit) at U.S. statutory rate......                  $ 1,139      $ (3,807)    $   (948)
  State income taxes, net of Federal benefit........                      143            83          100
  Operating loss not currently benefited............                       --         4,044          980
  Change in valuation allowance.....................                     (763)           --           --
  Other (net).......................................                      (17)          (50)          68
                                                                      -------      --------     --------
                                                                      $   502      $    270     $    200
                                                                      =======      ========     ========


                                                                                       1995         1994
- --------------------------------------------------------------------------------------------------------
  Deferred tax assets (in thousands):
   Accounts receivable due to bad debt.....................................        $    293     $    351
   Inventories due to reserves and inventory capitalization................             407        1,027
   Accrued liabilities.....................................................           1,475        1,812
   Deferred compensation...................................................             243          192
   Other...................................................................               4           55
   Net operating loss carryforward.........................................           9,374        9,500
   Charitable contribution carryforward....................................              33           26
   Short-term capital loss carryforward....................................             160          160
   Minimum tax credits and state tax credit carryforwards..................             203           --
                                                                                   --------     --------
      Total gross deferred tax assets......................................          12,192       13,123
      Less valuation allowance.............................................          (9,196)      (9,959)
                                                                                   --------     --------
      Net deferred tax assets..............................................           2,996        3,164
                                                                                   --------     --------

  Deferred tax liabilities (in thousands):
   Property, plant and equipment due to depreciation.......................          (2,989)     (3,140)
   Other...................................................................              (7)        (24)
                                                                                   --------     --------
      Total gross deferred tax liability...................................          (2,996)     (3,164)
                                                                                   --------     --------
      Net deferred tax.....................................................        $      0     $      0
                                                                                   ========     ========

The valuation allowance for deferred tax assets as of April 2, 1995, was $9,196,000. The net change in the total valuation allowance for the year ended April 2, 1995 was a decrease of $763,000.

Cash payments for income taxes were $157,000, $111,000, and $194,000 in fiscal years 1995, 1994, and 1993, respectively. As of April 2, 1995, the Company has available for income tax purposes approximately $25,500,000 in federal net operating loss carryforwards which may be used to offset future taxable income. These tax benefits begin to expire in fiscal year 2004. The Company also has minimum tax credit carryforwards of approximately $10,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has state tax credit carryforwards of $193,000 of which $135,000 is available to reduce state income taxes over an indefinite period.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The Company has not recognized a deferred tax liability of approximately $734,000 for the undistributed earnings of its 100 percent owned foreign subsidiaries that arose in 1995 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of April 2, 1995, the undistributed earnings of these subsidiaries were approximately $2,158,000.

NOTE 9      COMMON STOCK

LONG-TERM INCENTIVE PLAN

The Company has a Long-Term Incentive Plan adopted in 1986 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

        Common Stock Options
        These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary at the discretion of the Compensation Committee but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant.

        Restricted Stock Awards
        For fiscal years 1995, 1994, and 1993, respectively, a total of 31,000, 5,000, and 15,000, restricted shares of the Company's common stock were granted to certain employees.

        The market value of shares awarded were $147,000, $16,000, and $54,000, for fiscal 1995, 1994, and 1993, respectively. These amounts were recorded as unearned compensation - restricted stock and are shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $64,000, $44,000, and $42,000 in fiscal 1995, 1994, and
        1993, respectively.

LONG-TERM COMPENSATION PLAN

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan
(SERP) for certain key executives. Benefits payable under this plan are based upon the participant's base pay at retirement reduced by proceeds from the exercise of certain stock options. Options vest over a five year period. Benefits earned under the SERP are fully vested at age 55, however, the full amount of accrued benefit will not usually begin until age 65. Compensation expense related to the plan was $68,000, $130,000, and $115,000, in fiscal 1995, 1994, and 1993, respectively. Total benefits accrued under these plans were $453,000 at April 2, 1995, $385,000 at April 3, 1994, and $255,000 at March 28,
1993.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

NOTE 9      COMMON STOCK (CONTINUED)

A summary of stock option and restricted stock award transactions follows:

                                            NUMBER OF SHARES              OPTION
                                            UNDER OPTIONS AND             PRICES
                                         RESTRICTED STOCK AWARDS         PER SHARE
- -----------------------------------------------------------------------------------
   Balance, March 29, 1992............       742,138                 $ 2.375-$8.75
                                            --------                 --------------
   FISCAL YEAR 1993 TRANSACTIONS
    Granted...........................       364,000                   2.75 -  3.625
    Exercised.........................          --                          --
    Cancelled.........................      (121,394)                  2.375-  5.75
                                            --------                 --------------
   Balance, March 28, 1993............       984,744                   2.375-  8.75
                                            --------                 --------------
   FISCAL YEAR 1994 TRANSACTIONS
    Granted...........................        49,500                   3.25 -  3.625
    Exercised/vested..................       (33,554)                  2.50 -  3.75
    Cancelled.........................       (30,126)                  2.50 -  8.75
                                            --------                 --------------
   Balance, April 3, 1994.............       970,564                   2.375-  8.75
                                            --------                 --------------
   FISCAL YEAR 1995 TRANSACTIONS
    Granted...........................        87,000                   3.875- 10.25
    Exercised.........................      (166,590)                  2.50 -  4.625
    Cancelled.........................       (21,749)                  2.50 - 10.25
                                            --------                 --------------
   Balance, April 2, 1995.............       869,225                 $ 2.375-$10.25
                                            ========                 ==============

                                           NUMBER OF                NUMBER OF SHARES
                                            SHARES                    RESERVED FOR
                                          EXERCISABLE                 FUTURE GRANTS
- ------------------------------------------------------------------------------------
   April 2, 1995......................      401,370                     285,631


STOCK PURCHASE WARRANTS

In April, 1994, the Company amended its line of credit agreement and issued 50,000 stock purchase warrants to Silicon Valley Bank. The warrants are exercisable at $3.75 per share.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

On September 12, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Non-Employee Directors. A total of 50,000 options may be granted under this plan. The option price is the greater of the fair market value of the shares of Common Stock at the time the option is granted or four dollars ($4.00). Options are exercisable 20% per year. During fiscal 1995, each of the three directors received 5,000 non-qualified stock options issued at $5.875 per share.

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

STOCK PURCHASE PLAN

In December, 1989, the Company adopted an employee stock purchase plan. The plan was amended in October 1992 to provide for six month offering periods. Under the plan eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The plan provides for purchases by employees of up to an aggregate of 300,000 shares through December 31, 1995. Shares of 28,875, 29,313, and 30,556, were purchased under this plan in fiscal years 1995, 1994, and 1993, respectively.

SHAREHOLDER RIGHTS PLAN

In November 1986, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one common share at an exercise price of $30 per share. A right will also be issued with each common share that is issued prior to the time the rights become exercisable or expire.

The rights are not exercisable until after a person or group acquires 10% or more of the Company's common stock or announces a tender offer for 10% or more of the common stock except with respect to persons who already hold 10% in which case the threshold is any additional shares. In such events, each holder shall be entitled to purchase that number of shares of the Company's common stock having a market value equal to two times the $30 per share exercise price. In lieu of such right, the Board of Directors may issue one share of common stock for each right held by everyone except the acquiring person or group. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power are sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the $30 per share exercise price.

The Company is entitled to redeem the rights at five cents per right at any time before the rights are exercisable. The rights will expire on December 5, 1996 unless earlier redeemed by the Company.

NOTE 10     EMPLOYMENT BENEFIT PLAN

In 1985, the Company adopted a 401(k) Plan which is intended to provide the Company's employees with retirement and other benefits. All of the Company's employees who are at least 21 years old and have completed one year of service (1,000 hours in a 12 month period) with the Company were eligible to receive a Company matching contribution. The Company contributed $.50 for each $1.00 contributed by employees, up to a maximum Company matching contribution of $500 for fiscal 1995, 1994, and 1993. For fiscal years 1995, 1994, and 1993 the Company contributed $232,000, $281,000, and $212,000, respectively.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

NOTE 10     EMPLOYMENT BENEFIT PLAN (CONTINUED)

On March 31, 1995, the Company merged its Employee Stock Ownership Plan into the Alpha Industries, Inc. Saving and Retirement Plan also known as the 401(K) plan. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Company contributions are determined by the Company and may be in the form of cash or the Company's stock.

Under the previous Employee Stock Ownership Plan contributions were determined by the Board of Directors and contributed to a trust created to acquire shares of the Company's common stock and other assets for the exclusive benefit of the participants. The Company accrued a contribution of $226,000 for fiscal 1995 that is expected to be distributed during fiscal 1996. No contributions were made for fiscal years 1994 and 1993.

NOTE 11     COMMITMENTS AND CONTINGENCIES

The Company has various operating leases for manufacturing and engineering equipment and buildings. Rent expense amounted to $1,255,000, $1,418,000, and $1,348,000, in fiscal years 1995, 1994, and 1993, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum rent expense under these leases is as follows (in thousands):


        FISCAL YEAR
- --------------------------------------------------------------------------------
        1996                                    $   826
        1997                                        748
        1998                                        523
        1999                                         58
        2000                                         58
        Thereafter                                  465
                                                -------
                                                $ 2,678
                                                =======

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

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Alpha Industries, Inc.:

We have audited the consolidated financial statements of Alpha Industries, Inc. and subsidiaries as listed in the accompanying index under Item 8. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying
index under Item 14.   These consolidated financial statements and financial
statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at April 2, 1995 and April 3, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 109, "Accounting for Income Taxes" in fiscal 1994.


                                                KPMG Peat Marwick LLP



Boston, Massachusetts
May 12, 1995

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 1995, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11     EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 1995, which section is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 1995, which section is incorporated herein by reference.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 1995, which section is incorporated herein by reference.

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements

         The financial statements filed as part of this report are listed on the index appearing on page 10 .

     2.  Index to Financial Statement Schedules

         The following financial statement schedule is filed as part of this report (page references are to this report):

         Schedule II       Valuation and Qualifying Accounts (page 34)

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  Exhibits

         (3)  Certificate of Incorporation and By-laws.

              (a) Composite Certificate of Incorporation dated May 26, 1966 as amended March 21, 1967 and October 27, 1967 (Filed as Exhibits 3(a), (b) and (c) to Registrant's Registration Statement on

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

              (b) Amended and restated By-laws of the Corporation dated April 30, 1992 (Filed as Exhibit 3(b) to the Annual Report on Form 10-K for the year ended March 29, 1992)*.

         (4) Instruments defining rights of security holders, including indentures.

              (a) Specimen Certificate of Common Stock (Filed as Exhibit 4(a) to Registration Statement on Form S-1 (Registration No. 2-25197))*.

              (b) Frederick County Industrial Development Revenue Bond, Deed of Trust, Loan Agreement and Guaranty and Indemnification Agreement dated June 17, 1982 (Filed as Exhibit 4(g) to the Registration Statement on Form S-8 filed July 29, 1982)*. Bond and Loan Document Modification Agreement dated December 9, 1993 (Filed as Exhibit 4(c) to the Quarterly Report on Form 10-Q for the quarter ended December 26, 1993)*.

              (c) Methuen, Massachusetts Industrial Revenue Mortgage, Indenture of Trust and Agreement among Massachusetts Industrial Finance Agency, Registrant and The First National Bank of Boston, as Trustee; Guaranty Agreement among Registrant, The First National Bank of Boston, as Trustee and Massachusetts Industrial Finance Agency dated as of August 1, 1984 and amended on November 20, 1990; and Agreement between Massachusetts Industrial Finance Agency and Registrant dated August 1, 1984 and amended November 20, 1990 (Original Agreement filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1984)* (Amendment filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended December 30, 1990)*.

              (d) Line of Credit Agreement between Registrant and Silicon Valley Bank dated as of November 20, 1990 (Original Agreement filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 30, 1990)*; amended September 1, 1991 (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1991)*; amended September 8, 1992 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended September 27,
                   1992)*; amended February 18, 1993 (Filed as Exhibit 4(e) to the Annual Report on Form 10-K for the year ended March 28,
                   1993)*, amended June 18, 1993 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*; amended September 3, 1993 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended September 26, 1993)*; amended April 1, 1994 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)* and further amended September 5, 1994 (Filed as Exhibit 4(e) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

              (e) Loan Contract dated January 21, 1985, First Amendment to Loan Contract dated October 11, 1985 and Second Amendment to Loan Contract dated December 19, 1986 each between Registrant, the City of Lawrence and the Lawrence Redevelopment Authority; Guaranty Agreement dated January 21, 1985 and First Amendment to Guaranty Agreement dated October 11, 1985, each between Registrant and the Lawrence Redevelopment Authority; and Urban Development Action Grant (UDAG) (Grant Number:
                   B-84-AA-25-0142) and

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

                   Amendment thereto, each dated April 6, 1984 and each between the City of Lawrence and the United States Department of Housing and Urban Development (Filed as Exhibit 4(k) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1986)*.

              (f) Amended and Restated Rights Agreement dated as of November 24, 1986, as amended and restated July 3, 1990 and as further amended September 9, 1990 and September 24, 1990, between Registrant and The First National Bank of Boston, as Rights Agent (The July 3, 1990 restatement and the September 9, 1990 and September 24, 1990 amendments were filed as Exhibit 4 to the Current Report on Form 8-K dated July 3, 1990 and Exhibits 4(a) and 4(b) to the Current Report on Form 8-K dated September 18, 1990, respectively)*.

              (g) Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County (Filed as Exhibit 4(h) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

              (h) Stock Purchase Warrant for 50,000 shares of the Registrant's Common Stock issued to Silicon Valley Bank as of April 1, 1994 (Filed as Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

              (i) Mortgage, Fixture Financing Statement and Assignment of Leases and Rents dated September 16, 1994 between The First National Bank of Boston, as Trustee, and Registrant and First Amendment to Mortgage, Fixture Financing Statement and Assignment of Leases and Rents dated October 12, 1994 between The First National Bank of Boston, as Trustee, and Registrant. Amendment No. 1 to Amended and Restated Guaranty Agreement dated September 16, 1994 between The First National Bank of Boston, as Trustee, The First National Bank of Boston and the Massachusetts Industrial Finance Agency (Filed as
                   Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (10)  Material Contracts.

              (a) Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

              (b) Alpha Industries, Inc., Employee Stock Purchase Plan as amended October 22, 1992 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*. (1)

              (c) SERP Trust Agreement between the Registrant and the First National Bank of Boston as Trustee dated April 8, 1991 (Filed as Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1991)*. (1)

              (d) Digital Business Agreement between Digital Equipment Corporation and Registrant dated April 2, 1990. Master Lease Addendum (Ref. No. 6260) to Digital Business Agreement No. 3511900 between Digital Equipment Corporation and Registrant dated April 2, 1990 (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                   1992)*.

              (e) Common Stock Purchase Agreement dated November 8, 1990 between Registrant and Shamie Management Corporation (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)*. (1)

- -----------------------------------------ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

              (f) Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                   1992)*; amended March 28, 1991 (Filed as Exhibit 10 (a) to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1993)* and as further amended October 27, 1994. (1)

              (g) Master Equipment Lease Agreement between AT&T Commercial Finance Corporation and the Registrant dated June 19, 1992 (Filed as Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*.

              (h) Employment Agreement dated October 1, 1990 between the Registrant and Martin J. Reid, as amended March 26, 1992 and amended January 19, 1993 (Filed as Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(j) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*. (1)

              (i) Employment Agreement dated October 1, 1990 between the Registrant and George S. Kariotis, as amended May 15, 1991 and amended January 22, 1993 (Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(k) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*. (1)

              (j) Employment Agreement dated October 1, 1990 between the Registrant and Patrick Daniel Gallagher, as amended March 24, 1992 and amended by Second Amendment dated September 29, 1992 and Third Amendment dated January 20, 1993 (Filed as Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and Fourth Amendment dated August 3, 1994 (Filed as Exhibit 10(l) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

              (k) Employment Agreement dated April 28, 1994 between the Registrant and Joseph J. Alberici. (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*; and further amended August 3, 1994 (Filed as
                   Exhibit 10(n) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

              (l) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3,
                   1994)*. (1)

              (m) Employment Agreement dated August 3, 1994 between the Registrant and Thomas C. Leonard (Filed as Exhibit 10(p) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

              (n) Master Lease Agreement between Comdisco, Inc. and the Registrant dated September 16, 1994 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

              (o) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

              (p) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995. (1)

              (q) Letter of Employment dated January 24, 1995 between the Registrant and David J. Aldrich. (1)

              (r) Alpha Industries, Inc. Savings and Retirement Plan dated March 31, 1995. (1)

        (11)  Statement re computation of per share earnings.

        (21)  Subsidiaries of the Registrant.

        (23)  Consent of Independent Auditors.

        (27)  Financial Data Schedule.

              (b)  Reports on Form 8-K

                   The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 30, 1995 reporting under
                   Item 5 - Other Events the resignation of Gerald T. Cameron, Sr. as director effective January 4, 1995.


- ------------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

(1)  Management Contracts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALPHA INDUSTRIES, INC.
                             (REGISTRANT)

                             By: /s/ MARTIN J. REID
                                 -----------------------------------------------
                                 Martin J. Reid, President

Date:  June 30, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 1995.


SIGNATURE AND TITLE                    SIGNATURE AND TITLE
- -------------------                    -------------------
/s/ GEORGE S. KARIOTIS                 /s/ ARTHUR PAPPAS
- -----------------------------          ------------------------------
George S. Kariotis                     Arthur Pappas
Chairman of the Board                  Director


/s/ MARTIN J. REID                     /s/ RAYMOND SHAMIE
- -----------------------------          ------------------------------
Martin J. Reid                         Raymond Shamie
Chief Executive Officer                Director
President and Director


/s/ DAVID J. ALDRICH                   /s/ SIDNEY TOPOL
- -----------------------------          ------------------------------
David J. Aldrich                       Sidney Topol
Chief Financial Officer                Director
Principal Financial Officer


/s/ PAUL E. VINCENT
- -----------------------------
Paul E. Vincent
Controller
Chief Accounting Officer

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES-----------------------------------------

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                       CHARGED
                                                         BALANCE AT    TO COSTS                  BALANCE AT
                                                         BEGINNING       AND                       END OF
DESCRIPTION                                               OF YEAR      EXPENSES    DEDUCTIONS       YEAR
- -----------------------------------------------------------------------------------------------------------
Year ended April 2, 1995
 Allowance for doubtful accounts................           $ 945        $  60        $ 222         $ 783
 Allowance for estimated losses on contracts....           $ 593        $  --        $ 476         $ 117

Year ended April 3, 1994
 Allowance for doubtful accounts................           $ 293        $ 663        $  11         $ 945
 Allowance for estimated losses on contracts....           $ 448        $ 145        $  --         $ 593

Year ended March 28, 1993
 Allowance for doubtful accounts................           $ 295        $  70        $  72         $ 293
 Allowance for estimated losses on contracts....           $ 899        $  --        $ 451         $ 448


34