Form 10-Q
period 1995-07-02
ALPHA INDUSTRIES INC
filed 1995-08-16
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -------------

Commission file number 1-5560
                      --------

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

           Yes      X             No
               ------------           ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                       OUTSTANDING AT JULY 30, 1995
COMMON STOCK, PAR VALUE $.25 PER SHARE                    7,786,894

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ------------------------------------------

                               TABLE OF CONTENTS

-----------------------------------------------------------------------------------
                                                                               PAGE
PART 1      FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets - July 2, 1995 and April 2, 1995.......... 3

         Consolidated Statements of Income - Quarters Ended July 2, 1995
         and July 3, 1994...................................................... 4

         Consolidated Statements of Cash Flows - Quarters Ended
         July 2, 1995 and July 3, 1994......................................... 5

         Notes to Consolidated Financial Statements............................ 6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................. 7

PART 2      OTHER INFORMATION

Item 1 - Legal Proceedings..................................................... 9

Item 6 - Exhibits and Reports on Form 8-K ..................................... 9

---------------------------------------------------------------------------------


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


------------------------------------------------------------------- ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                      JULY 2,      APRIL 2,
                                                                                       1995         1995
                                                                                    (UNAUDITED)   (AUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
    Cash and cash equivalents at cost (approximates market)......................... $ 2,173      $ 3,510
    Accounts receivable.............................................................  15,465       13,548
    Inventories (Note 1)............................................................   9,952        9,370
    Property held for resale (Note 2)...............................................   2,400            -
    Prepayments and other current assets............................................     609          756
                                                                                     -------      -------
          Total current assets......................................................  30,599       27,184
                                                                                     -------      -------
    Property, plant and equipment, less accumulated depreciation and
      amortization of $54,446 and $53,283 ..........................................  20,861       20,489

    Other assets....................................................................     627          594
    Property held for resale (Note 2)...............................................       -        1,900
                                                                                     -------      -------
                                                                                     $52,087      $50,167
                                                                                     =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable, bank............................................................. $ 3,700      $ 3,000
    Current maturities of long-term debt (Note 2)...................................   3,781          339
    Current maturities of capital lease obligations.................................     445          370
    Accounts payable................................................................   4,020        5,206
    Payroll, commissions and related expenses.......................................   5,151        4,777
    Repositioning reserve...........................................................     855          991
    Other accrued liabilities.......................................................   1,963        1,518
                                                                                     -------      -------
          Total current liabilities.................................................  19,915       16,201
                                                                                     -------      -------
  Long-term debt (Note 2)...........................................................   1,902        4,744
                                                                                     -------      -------
  Long-term capital lease obligations...............................................     543          754
                                                                                     -------      -------
  Other long-term liabilities.......................................................     840          794
                                                                                     -------      -------
  Commitments and contingencies (Note 4)
  Stockholders' equity
   Common stock par value $.25 per share: authorized
    30,000,000 shares; issued 8,035,119 and 7,994,495 shares........................   2,008        1,999
   Additional paid-in capital.......................................................  28,047       27,921
   Accumulated deficit..............................................................    (624)      (1,738)
   Less - Treasury shares 262,885 and 262,886 shares at cost........................     330          330
          Unearned compensation-restricted stock....................................     214          178
                                                                                     -------      -------
          Total stockholders' equity................................................  28,887       27,674
                                                                                     -------      -------
                                                                                     $52,087      $50,167
                                                                                     =======      =======
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                          First Quarter Ended
                                                         July 2,         July 3,
                                                          1995            1994
-----------------------------------------------------------------------------------
Net sales........................................        $22,434         $18,675
  Cost of sales..................................         15,052          13,057
  Research and development expenses..............          1,787             919
  Selling and administrative expenses............          4,429           3,778
  Repositioning credit (Note 2)..................           (320)              -
                                                         -------         -------
Operating income.................................          1,486             921
Interest expense.................................           (209)           (195)
Interest income and other, net...................             33              17
                                                         -------         -------
Income before income taxes.......................          1,310             743
Provision for income taxes.......................            196             140
                                                         -------         -------
Net income.......................................        $ 1,114         $   603
                                                         =======         =======
Net income per share.............................        $  0.14         $   .08
                                                         =======         =======
Weighted average common shares and common
  share equivalents (Note 3).....................          8,171           7,532
                                                         =======         =======
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------- ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                      FIRST QUARTER ENDED

                                                                                      JULY 2,       JULY 3,
                                                                                       1995          1994
-----------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
        Net income...............................................................     $ 1,114       $   603
        Adjustments to reconcile net income to net cash provided from
         (used for) operations:
         Depreciation and amortization of property, plant and equipment..........       1,163         1,146
         Amortization of unearned compensation - restricted stock, net...........          15            10
         Repositioning credit....................................................        (320)            -
         Increase in other liabilities and long-term benefits....................          46            31
         Increase in other assets................................................         (35)          (67)
         Deferred income taxes...................................................           -           145
         Change in assets and liabilities:
           Accounts receivable...................................................      (1,917)          226
           Inventories...........................................................        (582)           10
           Other current assets..................................................         (33)           46
           Accounts payable......................................................      (1,186)         (928)
           Other accrued liabilities and expenses................................         819            51
           Repositioning reserve.................................................        (136)         (500)
                                                                                      -------       -------
             Net cash provided from (used for) operations........................      (1,052)          773
                                                                                      -------       -------
    Cash flows from investing activities:
        Additions to property, plant and equipment...............................      (1,329)         (760)
                                                                                      -------       -------
             Net cash used in investing activities...............................      (1,329)         (760)
                                                                                      -------       -------
    Cash flows from (used in) financing activities:
        Proceeds from notes payable..............................................       1,150         1,233
        Payments on long-term debt...............................................         (93)          (73)
        Deferred charges related to long-term debt...............................           2             2
        Payments on capital lease obligations....................................         (99)          (83)
        Exercise of stock options................................................          84             -
                                                                                      -------       -------
             Net cash from financing activities..................................       1,044         1,079
                                                                                      -------       -------
    Net increase (decrease) in cash and cash equivalents.........................      (1,337)        1,092
    Cash and cash equivalents, beginning of period...............................       3,510         1,691
                                                                                      -------       -------
    Cash and cash equivalents, end of period.....................................     $ 2,173       $ 2,783
                                                                                      =======       =======
-----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Capital lease obligations of $206 thousand were incurred during the quarter ended July 2, 1995 when the Company entered into leases for new equipment.


The accompanying notes are an integral part of these financial statements.


ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1   INVENTORIES

                                                             July 2,       April 2,
Inventories consist of the following (in thousands):          1995           1995
-----------------------------------------------------------------------------------
        Raw materials.....................................    $3,605        $3,186
        Work-in-process...................................     4,806         4,950
        Finished goods....................................     1,541         1,234
                                                              ------        ------
                                                              $9,952        $9,370
                                                              ======        ======
-----------------------------------------------------------------------------------

NOTE 2   REPOSITIONING CREDIT

During fiscal 1994, the Company recorded a charge of $2.6 million for the write-down of the Methuen plant which included $1.2 million for carrying and selling costs through the expected date of disposal. At April 2, 1995 the Methuen plant was valued at $1.9 million. During fiscal 1995, the Company paid $500 thousand in carrying costs related to the Methuen plant. During the first quarter of fiscal 1996 the Company entered into a Purchase and Sale Agreement to sell the Methuen building. The Company reversed excess carrying costs of $320 thousand or $0.03 per share after taxes as a result of an earlier than expected disposition. The property held for resale of $2.4 million and the long-term portion of the related debt of $3.4 million were reclassed from long-term assets and liabilities to current assets and liabilities.

NOTE 3   EARNINGS PER SHARE

Earnings per common share for the three months ended July 2, 1995 and July 3, 1994 were computed using the weighted average number of common shares and common equivalent shares outstanding during the periods of 8,170,954 and 7,532,360 shares, respectively.

NOTE 4   COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

---------------------------------------- ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter ended July 2, 1995 were $22.4 million, an increase of 20% compared with $18.7 million for the same period last year. The increase in sales was due primarily to increased shipments for wireless communications products particularly ceramic components, Gallium Arsenide Monolithic Integrated Circuits (GaAs MMICs) and discrete semiconductors.

Foreign sales increased $1.8 million and represented 32% of total sales versus 29% for the comparable period last year. The increase in foreign sales was a result of increased shipments for ceramic products with European cellular telephone and base station original equipment manufacturers (OEMs).

New orders received for the first quarter of fiscal 1996 totaled $26.3 million, an increase of 24% over the same period last year. New orders were dominated by commercial wireless contracts with major system OEMs. As anticipated, military contracts represented only 21% of the Company's total new orders. The wireless market remains strong fueled by the increasing penetration of existing wireless services and the emergence of world wide personal communications systems (PCS). Only a small portion of the Motorola contract previously announced during fiscal 1995 was included in new orders since it is the Company's policy to record commercial orders on a quarterly basis consistent with expected customer short-term requirements. This ceramic filter contract is progressing but the Company continued to experience start-up related delays during the quarter. The new ceramic facility in Frederick, Maryland is now fully operational and the Company expects to meet the requirements going forward. As of July 2, 1995, the Company's order backlog totaled $34 million.

The Company realized operating income of $1.5 million compared with $921 thousand for the same period last year. Manufacturing margins improved to 33% from 30% a year ago due to the increased sales volume and fixed capacity utilization. Selling and administrative costs increased 17% for the comparable periods while sales increased 20%. Selling and administrative costs remained constant at approximately 20% of sales.

Research and development expenses increased $868 thousand as the Company continued to invest in product and process development in order to address the demands of the wireless market.

Net income for the first quarter was $1.1 million or $0.14 per share compared with $603 thousand or $0.08 per share for the comparable period last year.
 The first quarter of fiscal 1996 included a repositioning credit of $320 thousand or $0.03 per share due to the pending sale of the Methuen plant. As part of the repositioning charges reported during fiscal 1994 a provision was recorded to reduce the carrying value of the Methuen plant to its estimated net realizable value and included the cost of carrying the Methuen plant through the end of fiscal 1996. Consequently a repositioning credit resulted from the sale of the Methuen plant earlier than anticipated.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ---------------------------------------


FINANCIAL CONDITION

At July 2, 1995, working capital totaled $10.7 million and included $2.2 million in cash and cash equivalents, compared with $11 million at the end of fiscal 1995. During the quarter, the Company purchased $1.5 million of equipment for semiconductor and ceramic manufacturing operations as well as various information technology equipment. With the increased demand for the wireless products, the Company expects to increase its investment in equipment and capacity. The Company's current sources of capital include a $7.5 million line of credit of which $3.8 million is available, a $3 million operating lease line, and a $960 thousand Community Development Block Grant from the state of Maryland of which $437 thousand of proceeds were received during the quarter. The Company has also received preliminary approval from the state of Maryland for an additional $3 million of grant funding to finance its planned expansion to meet order requirements particularly for wireless products.

The Company plans significant capital expansion in order to service the increasing requirements for its products in the wireless markets. Alternative sources of financing are being pursued, such as increasing the amount of the line of credit, receiving additional grant funding, capital financing through leases, and any other sources of funding capital that may become available. The $7.5 million line of credit is available until September 5, 1995. The Company expects to extend the line of credit agreement at that time.

---------------------------------------- ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ---------------------------------------

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

---------------------------------------- ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

                    (f) Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1992)*; amended March 28, 1991 (Filed as Exhibit 10 (a) to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1993)* and as further amended October 27, 1994 (Filed as Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES  ---------------------------------------

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


                    (p) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

                    (q) Letter of Employment dated January 24, 1995 between the Registrant and David J. Aldrich (Filed as Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

                    (r) Alpha Industries, Inc. Savings and Retirement Plan dated March 31, 1995 (Filed as Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

             (11)   Statement re computation of per share earnings**.

             (27)   Financial Data Schedule.

                    (b)   Reports on Form 8-K

                          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended July 2, 1995.













--------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

** Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.

(1) Management Contracts.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 1995
      -------------

                                        Alpha Industries, Inc. and Subsidiaries
                                        ---------------------------------------
                                                       Registrant



                                        /s/ Martin J. Reid
                                        ---------------------------------------
                                        Martin J. Reid
                                        Chief Executive Officer
                                        President and Director


                                        /s/ David J. Aldrich
                                        ---------------------------------------
                                        David J. Aldrich
                                        Chief Financial Officer
                                        Principal Financial Officer


                                        /s/ Paul E. Vincent
                                        ---------------------------------------
                                        Paul E. Vincent
                                        Corporate Controller
                                        Principal Accounting Officer