Form 10-Q
period 1995-10-01
ALPHA INDUSTRIES INC
filed 1995-10-26
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 1-5560
                       ------

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

        Yes   X       No
            -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at October 25, 1995
Common Stock, par value $.25 per share                     7,809,272

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

                               Table of Contents

--------------------------------------------------------------------------------

                                                                         Page

Part 1      Financial Information

   Item 1 - Financial Statements

        Consolidated Balance Sheets - October 1, 1995
        and April 2, 1995............................................      3

        Consolidated Statements of Income - Quarters and Six Months
        Ended October 1, 1995 and October 2, 1994....................      4

        Consolidated Statements of Cash Flows - Six Months Ended
        October 1, 1995 and October 2, 1994..........................      5

        Notes to Consolidated Financial Statements...................      6

   Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................      7


Part 2      Other Information

   Item 1 - Legal Proceedings........................................      8

   Item 4 - Submission of Matters to a Vote of Security Holders......      8

   Item 6 - Exhibits and Reports on Form 8-K.........................      8

--------------------------------------------------------------------------------


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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands except share and per share amounts)

                                                                                 Oct. 1,        April 2,
                                                                                  1995            1995
                                                                               (unaudited)      (audited)
---------------------------------------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents at cost (approximates market)...............      $  2,104        $  3,510
    Accounts receivable...................................................        16,152          13,548
    Inventories (Note 1)..................................................        10,747           9,370
    Prepayments and other current assets..................................           565             756
                                                                                --------        --------
        Total current assets..............................................        29,568          27,184
                                                                                --------        --------
    Property, plant and equipment, less accumulated depreciation and
     amortization of $55,844 and $53,283..................................        21,828          20,489
    Other assets..........................................................           650             594
    Property held for resale (Note 2).....................................             -           1,900
                                                                                --------        --------
                                                                                $ 52,046        $ 50,167
                                                                                ========        ========

Liabilities And Stockholders' Equity
  Current liabilities
    Notes payable, bank (Note 3)..........................................      $  5,575        $  3,000
    Current maturities of long-term debt..................................           267             339
    Current maturities of capital lease obligations.......................           408             370
    Accounts payable......................................................         4,834           5,206
    Payroll, commissions and related expenses.............................         5,098           4,777
    Repositioning reserve.................................................           625             991
    Other accrued liabilities.............................................         1,652           1,518
                                                                                --------        --------
        Total current liabilities.........................................        18,459          16,201
                                                                                --------        --------
  Long-term debt..........................................................         1,617           4,744
                                                                                --------        --------
  Long-term capital lease obligations.....................................           784             754
                                                                                --------        --------
  Other long-term liabilities.............................................           886             794
                                                                                --------        --------
  Commitments and contingencies (Note 5)
  Stockholders' equity
    Common stock par value $.25 per share: authorized
     30,000,000 shares; issued 8,054,774 and 7,994,495 shares.............         2,014           1,999
    Additional paid-in capital............................................        28,335          27,921
    Retained earnings (deficit)...........................................           457          (1,738)
    Less - Treasury shares 246,052 and 262,886 shares at cost.............           311             330
           Unearned compensation-restricted stock.........................           195             178
                                                                                --------        --------
        Total stockholders' equity........................................        30,300          27,674
                                                                                --------        --------
                                                                                $ 52,046        $ 50,167
                                                                                ========        ========
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

Consolidated Statements of Income
(Unaudited)
(In thousands except per share data)

                                                 Second Quarter Ended              Six Months Ended
                                                Oct. 1,         Oct. 2,         Oct. 1,         Oct. 2,
                                                 1995            1994            1995            1994
-------------------------------------------------------------------------------------------------------
  Net sales...............................     $ 23,733        $ 18,253        $ 46,167        $ 36,928
    Cost of sales.........................       15,836          12,856          30,888          25,913
    Research and development expenses.....        2,128             879           3,915           1,798
    Selling and administrative expenses...        4,308           3,559           8,737           7,337
    Repositioning credit..................            -               -            (320)              -
                                               --------        --------        --------        --------
  Operating income........................        1,461             959           2,947           1,880
  Interest expense........................         (232)           (190)           (441)           (385)
  Interest income and other, net..........           44              44              77              61
                                               --------        --------        --------        --------
  Income before income taxes..............        1,273             813           2,583           1,556
  Provision for income taxes..............          192             154             388             294
                                               --------        --------        --------        --------
  Net income..............................     $  1,081        $    659        $  2,195        $  1,262
                                               ========        ========        ========        ========
  Net income per share....................     $   0.13        $   0.08        $   0.27        $   0.16
                                               ========        ========        ========        ========
  Weighted average common shares and
   common share equivalents (Note 4)......        8,208           7,807           8,196           7,744
                                               ========        ========        ========        ========
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

                                                                               Six Months Ended
                                                                             Oct. 1,        Oct. 2,
                                                                              1995           1994
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income............................................................    $  2,195       $  1,262
  Adjustments to reconcile net income to net cash provided from
   (used for) operations:
    Depreciation and amortization of property, plant and equipment......       2,561          2,288
    Contribution of treasury shares to Savings and Retirement Plan......         220              -
    Amortization of unearned compensation - restricted stock, net.......          30             21
    Repositioning credit................................................        (320)             -
    Increase in other liabilities and long-term benefits................          92             50
    Increase in other assets............................................        (305)          (251)
    Change in assets and liabilities:
      Accounts receivable...............................................      (2,604)             4
      Inventories.......................................................      (1,377)          (858)
      Other current assets..............................................         191           (159)
      Accounts payable..................................................        (372)          (189)
      Other accrued liabilities and expenses............................         455           (185)
      Repositioning reserve.............................................        (366)          (587)
                                                                            --------       --------
        Net cash provided from operations...............................         400          1,396
                                                                            --------       --------
Cash flows from investing activities:
  Proceeds from sale of building........................................       2,465              -
  Additions to property, plant and equipment............................      (3,595)        (2,272)
                                                                            --------       --------
        Net cash used in investing activities...........................      (1,130)        (2,272)
                                                                            --------       --------
Cash flows from (used in) financing activities:
  Proceeds from notes payable...........................................       3,033         2,006
  Payments on long-term debt............................................      (3,657)          (164)
  Deferred charges related to long-term debt............................           4             (4)
  Payments on capital lease obligations.................................        (237)          (181)
  Proceeds from sale of stock...........................................          64             42
  Exercise of stock options.............................................         117             94
                                                                            --------       --------
        Net cash from (used in) financing activities....................        (676)         1,793
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents....................      (1,406)           917
Cash and cash equivalents, beginning of period..........................       3,510          1,691
                                                                            --------       --------
Cash and cash equivalents, end of period................................    $  2,104       $  2,608
                                                                            ========       ========
---------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Capital lease obligations of $305 thousand were incurred during the six months ended October 1, 1995 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

Notes  To  Consolidated Financial Statements

(unaudited)


Note 1    Inventories

                                                         Oct. 1,       April 2,
Inventories consist of the following (in thousands):      1995           1995
--------------------------------------------------------------------------------
        Raw materials.............................      $  3,826       $  3,186
        Work-in-process...........................         5,620          4,950
        Finished goods............................         1,301          1,234
                                                        --------       --------
                                                        $ 10,747       $  9,370
                                                        ========       ========
--------------------------------------------------------------------------------

Note 2    Property Held for Resale

In July, 1995, the Company sold its Methuen, Massachusetts plant. The Company received net proceeds of $2.5 million and retired $3.5 million of related debt. In order to repay the balance of the $3.5 million of debt, the Company borrowed approximately $1 million under its line of credit agreement. During the first quarter of fiscal 1996, the Company recorded a $320,000 repositioning credit, attributable to the reversal of certain accruals for estimated carrying costs, as a result of an earlier than expected disposition of this property.

Note 3    Notes Payable, Bank

In September, 1995 the Company entered into a $6.5 Working Capital Line of Credit Agreement which expires on August 1, 1997 and a $5.0 million Equipment Line of Credit Agreement which expires on July 31, 1996. These lines of credit are collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Interest payments are due monthly at prime or LIBOR plus 200 basis points. Commitment fees on these loan agreements are $25,000 for the Equipment Line of Credit and 1/2% per year on the Working Capital Line of Credit which is to be paid quarterly. At October 1, 1995, $5.6 million was borrowed under the Working Capital Line of Credit Agreement.

Note 4    Earnings Per Share

Earnings per common share for the six months ended October 1, 1995 and October 2, 1994 were computed using the weighted average number of common shares and common equivalent shares outstanding during the periods of 8,195,853 and 7,743,920 shares, respectively.

Note 5    Commitments and Contingencies

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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries
                                PART I - ITEM 2

Management's Discussion And Analysis of Financial Condition And Results Of Operations

Results of Operations

Sales for the first six months of fiscal 1996 increased 25.0% to $46.2 million as compared to sales of $36.9 million for the first six months of fiscal 1995. Sales for the second quarter of fiscal 1996 increased 30% to $23.7 million as compared to sales of $18.3 million for the same period last year. The year and quarter-to-date increases were attributable to increased unit sales volumes in the Company's GaAs MMIC, ceramic and silicon discrete semiconductor products lines, primarily into commercial wireless markets, which more than offset declining military sales. Unit sales increases offset flat or declining average selling prices in the Company's markets.

The increases in sales occurred despite the continued delay in volume shipments under a $20 million contract to supply ceramic filters entered into with Motorola in the third quarter of fiscal 1995. Motorola is working with the Company to resolve a mechanical problem with the filter on a new manufacturing line at Motorola.

Orders received by the Company during the first six months of fiscal 1996, which do not include any material amount attributable to the Motorola ceramic filter contract, increased 32.6% compared with the first six months of fiscal 1995. New orders for the second quarter of fiscal 1996 increased 42.3% compared with the second quarter of fiscal 1995.These new orders consisted primarily of ceramic filter and resonator orders from other wireless OEMs as well as orders for GaAs MMICs from wireless OEMs, including Motorola. The Company accordingly does not expect the delay in the commencement of volume production under the Motorola ceramic filter contract to have a material effect on its results of operations.

Gross profit for the first six months of fiscal 1996 increased 38.7% to $15.3 million or 33.1% of sales, as compared to $11.0 million or 29.8% of sales, for the comparable period in fiscal 1995. Gross profit for the second quarter of fiscal 1996 increased 46.3% to $7.9 million or 33.3% of sales as compared to $5.4 million or 29.6% of sales. The improvement in gross profit was attributable primarily to higher capacity utilization at the Company's Woburn, Massachusetts manufacturing facility.

Research and development expenses increased 117.7% to $3.9 million, or 8.5% of sales in the first six months of fiscal 1996 as compared to $1.8 million or 4.9% of sales during the first six months of fiscal 1995. For the second quarter ended October 1, 1995 research and development increased 142% to $2.1 million, or 9.0% of sales as compared to $879,000 or 4.8% of sales. This increase was primarily attributable to increased investment by the Company in the wireless markets across all of its product lines. The Company will continue to invest in product and process development in order to address the demands of the wireless market.

Selling and administrative expenses increased 19.1% to $8.7 million or 18.9% of sales in the first six months of fiscal 1996, as compared to $7.3 million, or 19.8% of sales for the same period in fiscal 1995. For the second quarter ended October 1, 1995 selling and administrative expenses increased 21.0% to $4.3 million, or 18.2% of sales. Selling and administrative expenses increased primarily as a result of training and other costs related to the early phases of implementation of a new manufacturing and management information system, as well as increased commissions related to higher sales volume.

The Company had a $320,000 repositioning credit during the first half of fiscal 1996, which resulted from the reversal of certain accruals for estimated carrying costs as a result of an earlier than expected disposition of the Methuen, Massachusetts facility.

Other expense for the first six months and quarter ended October 1, 1995 increased primarily as a result of interest expense attributable to higher short-term borrowings.

The Company's effective tax rate for the first six months of fiscal 1996 was 15.0% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At October 1, 1995, the Company had available net operating loss carryforwards of approximately $23 million which expire commencing in 2004.

Financial Condition

At October 1, 1995, working capital totaled $11.1 million and included $2.1 million in cash and cash equivalents, compared with $11.0 million at the end of fiscal 1995. In July, 1995, the Company sold its Methuen, Massachusetts plant and received net proceeds of $2.5 million. In connection with the sale, using the net proceeds and $1 million borrowed under its line of credit, the Company retired $3.5 million of related debt. During the first six months of fiscal 1996, cash generated from the Company's operations combined with additional borrowings under its line of credit were used to support increases in accounts receivables and inventories and capital additions resulting from the growth in new business. These capital additions included semiconductor and ceramic manufacturing equipment, as well as various information technology equipment purchased for an aggregate of $3.9 million. With the increased demand for its wireless products, the Company expects to increase its investment in production facilities and equipment by approximately $12 million in the next 12 months.

In September 1995, the Company entered into a $6.5 million working capital line of credit agreement which expires on August 1, 1997, of which approximately $1.1 million was available at October 25, 1995, and a $5.0 million equipment line of credit which expires on July 31, 1996, under which $1.0 million has been borrowed by the Company at October 25, 1995. Advances under these lines of credit bear interest at the prime rate or, at the Company's option, the LIBOR rate plus 200 basis points. The Company is also seeking approval from the State of Maryland for an additional $3 million of grant funding to finance the planned expansion of its ceramic manufacturing facility. Other sources of financing have also been or are being pursued, such as increasing the amount of the line of credit, receiving additional grant funding, capital financing through leases and any other sources of funding that may become available in order to finance the currently planned expansion of $12.0 million.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

                          PART II - OTHER INFORMATION

Item 1      Legal Proceedings

The Company does not have any material pending legal proceedings other than routine litigation incidental to its business.

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the following two sites: the Spectron, Inc. Superfund site in Elkton, Maryland; and the Seaboard Chemical Corporation site in Jamestown, North Carolina. In each case several hundred other companies have also been notified about their potential liability regarding these sites. The Company continues to deny that it has any responsibility with respect to these sites other than as a de minimis party. Management is of the opinion
                            -- -------
that the outcome of the aforementioned environmental matters will not have a material effect on the Company's operations.

Item 4      Submission of Matters to a Vote of Security Holders

     (a) On September 11, 1995, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

     (b) At the Meeting, the Stockholders elected George S. Kariotis as a Class 3 Director to hold office for a three-year term until the 1998 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. Votes were cast as follows: Mr. Kariotis 6,392,877 for and 94,072 withheld. The terms of office as Directors of Arthur Pappas and Raymond Shamie continue after the Meeting until the 1997 Annual Meeting of Stockholders, and the terms of office as Directors of Martin J. Reid and Sidney Topol continue after the Meeting until the 1996 Annual Meeting of Stockholders.

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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

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

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

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

               (j) Credit Agreement dated September 29, 1995 between Alpha Industries, Inc, and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank.

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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

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

          (27) Financial Data Schedule.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended October 1, 1995.


---------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
**Reference is made to Note 4 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 4 is hereby incorporated by reference herein.
(1) Management Contracts.

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 1995
      ----------------


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

12