Form 10-Q
period 1995-12-31
ALPHA INDUSTRIES INC
filed 1996-02-14
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

        Yes      X             No
               -----                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at January 28, 1996
Common Stock, par value $.25 per share                        9,671,771

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

                               Table of Contents

--------------------------------------------------------------------------------


                                                                          Page

Part 1   Financial Information

  Item 1 - Financial Statements

    Consolidated Balance Sheets - December 31, 1995 and April 2, 1995....   3

    Consolidated Statements of Income - Quarters and Nine Months Ended
    December 31, 1995 and January 1, 1995................................   4

    Consolidated Statements of Cash Flows -  Nine Months Ended
    December 31, 1995 and January 1, 1995................................   5

    Notes to Consolidated Financial Statements...........................   6

  Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................   7

Part 2   Other Information

  Item 1 - Legal Proceedings.............................................   9

  Item 6 - Exhibits and Reports on Form 8-K..............................   9

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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands except share and per share amounts)

                                                                                  Dec. 31,       April 2,
                                                                                   1995           1995
                                                                                (unaudited)     (audited)
--------------------------------------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents at cost (approximates market)..................     $21,247        $ 3,510
    Accounts receivable......................................................      16,522         13,548
    Inventories (Note 1).....................................................      11,834          9,370
    Prepayments and other current assets.....................................         816            756
                                                                                  -------        -------
       Total current assets..................................................      50,419         27,184
                                                                                  -------        -------
  Property, plant and equipment, less accumulated depreciation and
   amortization of $56,768 and $53,283.......................................      23,911         20,489
  Other assets...............................................................         692            594
  Property held for resale...................................................           -          1,900
                                                                                  -------        -------
                                                                                  $75,022        $50,167
                                                                                  =======        =======
Liabilities And Stockholders' Equity
  Current liabilities
    Notes payable, bank......................................................     $     -        $ 3,000
    Current maturities of long-term debt.....................................         268            339
    Current maturities of capital lease obligations..........................         404            370
    Accounts payable.........................................................       5,681          5,206
    Payroll, commissions and related expenses................................       5,304          4,777
    Repositioning reserve....................................................         238            991
    Other accrued liabilities................................................       1,700          1,518
                                                                                  -------        -------
       Total current liabilities.............................................      13,595         16,201
                                                                                  -------        -------
  Long-term debt.............................................................       2,709          4,744
                                                                                  -------        -------
  Long-term capital lease obligations........................................         710            754
                                                                                  -------        -------
  Other long-term liabilities................................................         933            794
                                                                                  -------        -------
  Commitments and contingencies (Note 4)
  Stockholders' equity
    Common stock par value $.25 per share: authorized
     30,000,000 shares; issued 9,908,575 and 7,994,495 shares (Note 2).......       2,477          1,999
    Additional paid-in capital  (Note 2).....................................      53,195         27,921
    Retained earnings (deficit)..............................................       1,894         (1,738)
    Less - Treasury shares 246,053 and 262,886 shares at cost................         311            330
           Unearned compensation-restricted stock............................         180            178
                                                                                  -------        -------
       Total stockholders' equity............................................      57,075         27,674
                                                                                  -------        -------
                                                                                  $75,022        $50,167
                                                                                  =======        =======
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

Consolidated Statements of Income
(Unaudited)
(In thousands except per share data)

                                             Third Quarter Ended           Nine Months Ended
                                           Dec. 31,        Jan. 1,       Dec. 31,       Jan. 1,
                                             1995           1995           1995           1995
-----------------------------------------------------------------------------------------------
  Net sales..............................  $25,237        $19,359        $71,404        $56,287
    Cost of sales........................   16,684         13,494         47,572         39,407
    Research and development expenses....    2,366            924          6,281          2,722
    Selling and administrative expenses..    4,384          3,917         13,121         11,254
    Repositioning credit.................        -              -           (320)             -
                                           -------        -------        -------        -------
  Operating income.......................    1,803          1,024          4,750          2,904
  Interest expense.......................     (211)          (170)          (652)          (555)
  Interest income and other, net.........       98            (15)           175             46
                                           -------        -------        -------        -------
  Income before income taxes.............    1,690            839          4,273          2,395
  Provision for income taxes.............      253             65            641            359
                                           -------        -------        -------        -------
  Net income.............................  $ 1,437        $   774        $ 3,632        $ 2,036
                                           =======        =======        =======        =======
  Net income per share...................  $  0.16        $  0.10        $  0.43        $  0.26
                                           =======        =======        =======        =======
  Weighted average common shares and
   common share equivalents (Note 3).....    8,870          7,815          8,391          7,754
                                           =======        =======        =======        =======
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

                                                                            Nine Months Ended
                                                                           Dec. 31,     Jan. 1,
                                                                            1995          1995
-----------------------------------------------------------------------------------------------
  Cash flows from operating activities:
    Net income.........................................................   $ 3,632       $ 2,036
    Adjustments to reconcile net income to net cash provided from
     (used for) operations:
      Depreciation and amortization of property, plant and equipment...     3,485         3,390
      Contribution of treasury shares to Savings and Retirement Plan...       220             -
      Amortization of unearned compensation - restricted stock, net....        45            32
      Repositioning credit.............................................      (320)            -
      Increase in other liabilities and long-term benefits.............       139           314
      Increase in other assets.........................................      (349)         (491)
      Change in assets and liabilities:
        Accounts receivable............................................    (2,974)          (41)
        Inventories....................................................    (2,464)       (1,693)
        Other current assets...........................................       (60)           97
        Accounts payable...............................................       475          (284)
        Other accrued liabilities and expenses.........................       709          (133)
        Repositioning reserve..........................................      (753)         (730)
                                                                          -------       -------
          Net cash provided from operations............................     1,785         2,497
                                                                          -------       -------
  Cash flows from investing activities:
    Proceeds from sale of building.....................................     2,465             -
    Additions to property, plant and equipment.........................    (6,592)       (3,407)
                                                                          -------       -------
          Net cash used in investing activities........................    (4,127)       (3,407)
                                                                          -------       -------
  Cash flows from (used in) financing activities:
    Proceeds from sale of common stock.................................    25,286             -
    Proceeds from debt.................................................       624         2,016
    Repayment of debt..................................................    (5,730)         (246)
    Deferred charges related to long-term debt.........................         6           (18)
    Payments on capital lease obligations..............................      (325)         (265)
    Proceeds from sale of stock under stock purchase plan..............        64            42
    Exercise of stock options..........................................       154           330
                                                                          -------       -------
          Net cash from financing activities...........................    20,079         1,859
                                                                          -------       -------
  Net increase in cash and cash equivalents............................    17,737           949
  Cash and cash equivalents, beginning of period.......................     3,510         1,691
                                                                          -------       -------
  Cash and cash equivalents, end of period.............................   $21,247       $ 2,640
                                                                          =======       =======
-----------------------------------------------------------------------------------------------

Supplemental Disclosures:

Capital lease obligations of $315 thousand were incurred during the nine months ended December 31, 1995 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

Notes To Consolidated Financial Statements
(unaudited)


Note 1   Inventories

                                                          Dec. 31,    April 2,
  Inventories consist of the following (in thousands):      1995        1995
--------------------------------------------------------------------------------
    Raw materials ....................................    $ 4,579     $ 3,186
    Work-in-process ..................................      5,541       4,950
    Finished goods ...................................      1,714       1,234
                                                          -------     -------
                                                          $11,834     $ 9,370
                                                          =======     =======
--------------------------------------------------------------------------------

Note 2   Common Stock

During the quarter the Company successfully completed a secondary stock offering, which raised $25.3 million net of expenses, on the sale of 1,840,000 shares of common stock.

Note 3   Earnings Per Share

Earnings per common share for the nine months ended December 31, 1995 and January 1, 1995 were computed using the weighted average number of common shares and common equivalent shares outstanding during the periods of 8,390,910 and 7,754,486 shares, respectively.

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

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

                                PART I - ITEM 2

Management's Discussion And Analysis of Financial Condition And Results Of Operations

Results of Operations

Sales for the nine months ended December 31, 1995 were $71.4 million, an increase of 27% compared with $56.3 million for the comparable period last year. Sales for the third quarter of fiscal 1996 totaled $25.2 million, an increase of 30% compared with sales of $19.4 million for the same period last year. The year and quarter-to-date sales increases were attributable to increased shipments for wireless communications products, particularly ceramic components, Gallium Arsenide Monolithic Integrated Circuits (GaAs MMICs) and discrete semiconductors.

New orders received for the third quarter of fiscal 1996 were $26.6 million, an increase of 26% compared with $21.1 million for the comparable period last year. Year-to-date orders totaled $79.1 million, an increase of 30% compared with $60.7 million for the same period last year, with demand particularly strong in the ceramic components, GaAs MMICs and discrete semiconductor product areas.

Gross profit for the first nine months of fiscal 1996 increased 41% to $23.8 million or 33.4% of sales as compared to $16.9 million or 30% of sales, for the comparable period in fiscal 1995. Gross profit for the third quarter of fiscal 1996 increased 45.8% to $8.6 million or 33.9% of sales as compared to $5.9 million or 30.3% of sales, for the comparable period last year. The improvement in gross profit is due mainly to higher capacity utilization at the Company's Woburn, Massachusetts manufacturing facility.

While sales and profits have achieved substantial growth, there are indications that this rate of growth may be slowed over the next one or two quarters. The Company's ceramics operation continues to experience demand that outpaces its ability to add capacity, due to equipment lead times and facility constraints. However, the Company continues to invest heavily in capital equipment and people and is moving ahead with a new 60,000 square foot manufacturing facility.

The Company's ability to improve operating margins by leveraging Gallium Arsenide capacity is highly dependent on securing volume production design wins and on the overall subscriber market demand. The Company's new GaAs MMIC designs and prototypes are being well received by the Company's targeted customers, as evidenced by year-to-date sales to the top four wireless original equipment manufacturers (OEMs) and their suppliers having increased by approximately 75% over last year, but the timing of the production ramp will not substantially increase until early fiscal year 1997.

Research and development expenses increased 130.8% to $6.3 million, or 8.8% of sales for the first nine months of fiscal 1996 as compared to $2.7 million or 4.8% of sales for the comparable period last year. For the third quarter ended December 31, 1995, research and development expenses increased 156.1% to $2.4 million or 9.4% of sales as compared to $924 thousand or 4.8% of sales for the comparable quarter last year. These increases in research and development are due to continued investment by the Company in the ceramic and GaAs MMIC product lines. The Company will continue to invest in product and process development in order to address the demands of its targeted wireless markets.

Selling and administrative expenses increased 16.6% to $13.1 million or 18.4% of sales for the first nine months of fiscal 1996, as compared to $11.3 million or 20.0% of sales for the comparable period last year. For the third quarter of fiscal 1996 selling and administrative expenses increased 11.9% to $4.4 million or 17.4% of sales as compared to $3.9 million or 20.2% of sales for the third quarter last year. Selling and administrative expenses increased primarily as a result of training and other costs related to the early phases of implementation of a new

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

manufacturing and management information system, as well as increased commissions related to higher sales volume.

The Company recorded a $320 thousand repositioning credit during the first quarter of fiscal 1996, which resulted from the reversal of certain accruals for estimated carrying costs as a result of an earlier than expected disposition of the Methuen, Massachusetts facility.

Interest expense increased $97 thousand for the first nine months of fiscal 1996 and $41 thousand for the third quarter due to the Company's increased short-term borrowings. These short-term borrowings were repaid in the third quarter after the Company successfully completed a secondary public offering which raised $25.3 million, net of expenses, on the sale of 1,840,000 shares of common stock. The proceeds are being used to fund further capital expansion and to retire certain bank debt.

The Company's effective tax rate for the first nine months of fiscal 1996 was 15.0% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At December 31, 1995, the Company had available net operating loss carryforwards of approximately $23 million which expire commencing in 2004.

Year-to-date net income at December 31, 1995, totaled $3.6 million or $0.43 per share compared with $2.0 million or $0.26 per share, a 78% increase over the same period last year. Net income for the third quarter was $1.4 million or $0.16 per share compared with $774 thousand or $0.10 per share, a 86% increase compared with the comparable quarter. Per share data reflects the stock offering completed in the third quarter.

Financial Condition

At December 31, 1995, working capital totaled $36.8 million and included $21.2 million in cash and cash equivalents, compared with $11 million at the end of fiscal 1995. Cash and cash equivalents increased $17.7 million during the first nine months of fiscal 1996 largely as a result of funds received from the Company's secondary public offering.

During the first nine months of fiscal 1996, the Company recorded $6.6 million of capital expenditures primarily for the expansion of its ceramic manufacturing facilities, further automation of its semiconductor wafer fab operations, and various information technology equipment. The Company plans capital expansion of approximately $9 million over the next nine to twelve months in order to service the increasing requirements for its products in the wireless markets. In addition to the proceeds from the offering, the Company also has two lines of credit available for a total of $12.5 million of which $1.0 million has been borrowed under a long-term equipment line of credit.

In July, 1995, the Company sold its Methuen, Massachusetts plant and received net proceeds of $2.5 million. In connection with the sale, using the net proceeds and $1 million borrowed under its line of credit, the Company retired $3.5 million of related debt.

During the quarter, the Company successfully completed a surveillance audit to renew its ISO 9001 certification of its Woburn, Massachusetts facility.

With the funds raised from the secondary offering and the lines of credit available the Company believes it has adequate funds to support its current operating needs. However, the Company will continue to evaluate other available financing such as low interest financing for the capital expansion of its ceramic manufacturing business and any other sources that may become available.

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

                          PART II - OTHER INFORMATION

Item 1   Legal Proceedings

The Company does not have any material pending legal proceedings other than routine litigation incidental to its business.

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the following two sites: the Spectron, Inc. Superfund site in Elkton, Maryland; and the Seaboard Chemical Corporation site in Jamestown, North Carolina. In each case several hundred other companies have also been notified about their potential liability regarding these sites. The Company continues to deny that it has any responsibility with respect to these sites other than as a de minimis party. Management is of the opinion that the
                      -- -------
outcome of the aforementioned environmental matters will not have a material effect on the Company's operations.

Item 6   Exhibits And Reports On Form 8-K

   (a)  Exhibits

        (3)  Certificate of Incorporation and By-laws.

             (a) Restated Certificate of Incorporation (Filed as Exhibit 3 (a) to Registration Statement on Form S-3 (Registration No. 33-63857))*.

             (b) Amended and restated By-laws of the Corporation dated April 30, 1992 (Filed as Exhibit 3(b) to the Annual Report on Form 10-K for the year ended March 29, 1992)*.

        (4) Instruments defining rights of security holders, including indentures.

             (a) Specimen Certificate of Common Stock (Filed as Exhibit 4(a) to Registration Statement on Form S-3 (Registration No. 33-63857))*.

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

             (c) Amended and Restated Rights Agreement dated as of November 24, 1986, as amended and restated July 3, 1990 and as further amended September 9, 1990 and September 24, 1990, between Registrant and The First National Bank of Boston, as Rights Agent (The July 3, 1990 restatement and the September 9, 1990 and September 24, 1990 amendments were filed as Exhibit 4 to the Current Report on Form 8-K dated July 3, 1990 and Exhibits 4(a) and 4(b) to the Current Report on Form 8-K dated September 18, 1990, respectively)*.

             (d) Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County (Filed as Exhibit 4(h) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

             (e) Stock Purchase Warrant for 50,000 shares of the Registrant's Common Stock issued to Silicon Valley Bank as of April 1, 1994 (Filed as Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

             (f) Credit Agreement dated September 29, 1995 between Alpha Industries, Inc, and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank. (Filed as Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 1, 1995)* and amended and restated promissory notes dated as of October 31, 1995.

Alpha Industries, Inc. and Subsidiaries ----------------------------------------

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

             (e) Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                  1992)*; amended March 28, 1991 (Filed as Exhibit 10 (a) to the Quarterly Report on Form 10-Q for the quarter ended June 27,
                  1993)* and as further amended October 27, 1994 (Filed as
                  Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

             (f) Master Equipment Lease Agreement between AT&T Commercial Finance Corporation and the Registrant dated June 19, 1992 (Filed as Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*.

             (g) Employment Agreement dated October 1, 1990 between the Registrant and Martin J. Reid, as amended March 26, 1992 and amended January 19, 1993 (Filed as Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(j) to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                  1994)*. (1)

             (h) Employment Agreement dated October 1, 1990 between the Registrant and George S. Kariotis, as amended May 15, 1991 and amended January 22, 1993 (Filed as Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 10, 1993 (Filed as Exhibit 10(k) to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                  1994)*. (1)

             (i) Employment Agreement dated October 1, 1990 between the Registrant and Patrick Daniel Gallagher, as amended March 24, 1992 and amended by Second Amendment dated September 29, 1992 and Third Amendment dated January 20, 1993 (Filed as Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and Fourth Amendment dated August 3, 1994 (Filed as Exhibit 10(l) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

             (j) Employment Agreement dated April 28, 1994 between the Registrant and Joseph J. Alberici. (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*; and further amended August 3, 1994 (Filed as
                  Exhibit 10(n) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

             (k) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3,
                  1994)*. (1)

             (l) Employment Agreement dated August 3, 1994 between the Registrant and Thomas C. Leonard (Filed as Exhibit 10(p) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

---------------------------------------- Alpha Industries, Inc. and Subsidiaries

             (m) Master Lease Agreement between Comdisco, Inc. and the Registrant dated September 16, 1994 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

             (n) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2,
                  1994)*. (1)

             (o) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2,
                  1995)*. (1)

             (p) Letter of Employment dated January 24, 1995 between the Registrant and David J. Aldrich (Filed as Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended April 2,
                  1995)*. (1)

             (q) Alpha Industries, Inc. Savings and Retirement Plan dated March 31, 1995 (Filed as Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

       (11)  Statement re computation of per share earnings**.

       (27)  Financial Data Schedule.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1995.



----------
* Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
** Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.
(1) Management Contracts.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 1996
      ----------------

                                   Alpha Industries, Inc. and Subsidiaries
                                   ---------------------------------------
                                                  Registrant



                                   /s/ Martin J. Reid
                                   -------------------------------------
                                   Martin J. Reid
                                   Chief Executive Officer
                                   President and Director



                                   /s/ Paul E. Vincent
                                   -------------------------------------
                                   Paul E. Vincent
                                   Corporate Controller
                                   Principal Accounting Officer