Form 10-K
period 1996-03-31
ALPHA INDUSTRIES INC
filed 1996-07-01
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                               ---------    ---------

Commission file number 1-5560
                       ------

                            Alpha Industries, Inc.
            (Exact name of registrant as specified in its charter)

                     Delaware                                 04-2302115
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)

       20 Sylvan Road, Woburn, Massachusetts                     01801
      (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including area code:        (617) 935-5150

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
            Title of each class                  which registered
        -------------------------------      ------------------------

        Common Stock, $.25 par value          American Stock Exchange
        Rights to purchase Common Stock       American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X           No
            -----------         -----------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 31, 1996 was approximately $90,109,000.

  The number of shares of Common Stock outstanding at May 31, 1996 was 9,719,216.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into Part III of this Report.

  The Exhibit Index is located on page 34.
  Page 1 of 52 pages.

                                    PART I

Item 1  Business

Products

The Company categorizes its product lines and core technologies as follows:

  . Radio Frequency (RF), Microwave and Millimeter Wave Monolithic Integrated
    Circuits (MMICs)

  . Ceramic Products

  . Discrete Semiconductors

  . Millimeter Wave Components and Subsystems

The chart below identifies the major markets currently served by each of the Company's product lines. In addition, the Company's products serve other wireless markets.

- --------------------------------------------------------------------------------
          MARKETS                                 PRODUCTS
- --------------------------------------------------------------------------------
                                                                   MILLIMETER WAVE
                                                       DISCRETE      COMPONENTS
                                         CERAMIC         SEMI-         AND SUB-
                               MMICS     PRODUCTS     CONDUCTORS       SYSTEMS
- --------------------------------------------------------------------------------
Cellular
Personal Communications
Services(PCS)                  -------------------------------------------------
     Handset                     *         *            *                 (1)
                               -------------------------------------------------
     Base Station                *         *            *                  *
                               -------------------------------------------------
     Digital Radio Links         *         *            *                  *
- --------------------------------------------------------------------------------
Pagers                                     *            *                 (1)
- --------------------------------------------------------------------------------
Global Positioning Systems(GPS)            *            *                 (1)
- --------------------------------------------------------------------------------
Cordless Telephones                        *            *                 (1)
- --------------------------------------------------------------------------------
Wireless Cable TV                *         *            *                  *
- --------------------------------------------------------------------------------
Defense-Related Systems          *         *            *                  *
- --------------------------------------------------------------------------------

(1) These applications do not utilize millimeter wave components and subsystems.

RF, Microwave and Millimeter Wave MMICs. The Company designs and manufactures RF, microwave and millimeter wave MMICs in Gallium Arsenide (GaAs) that integrate numerous functions performed by discrete semiconductors. The functions of the Company's GaAs MMICs include amplification, switching and control and frequency conversion of signals in the radio transceiver portion of wireless communications systems. In wireless voice and data applications, the Company's GaAs MMICs are used in the handheld unit, base station transceivers and point to point radio links between the base station and local wireline network. The Company's millimeter wave MMICs connect transmissions between base stations, including the local wireline PBX switching office. The Company believes that this function is growing in importance, and that it will continue to do so as a greater percentage of the higher frequency spectrum is allocated to accommodate the increase in wireless communications traffic.

Ceramic Products. The Company's ceramic products play a critical role in the signal selection, or filtering process, that is essential to processing communications signals. The physical properties of ceramic materials are suitable for power efficiency and miniaturization. The Company is a major supplier of miniature ceramic antennas to manufacturers of GPS receivers, particularly for compact handheld units which are gaining popularity. Ceramic products are crucial in the frequency-determining portions of direct broadcast satellite television (DBS TV) receivers, radar detectors and intrusion alarms. They are also shrinking the size of cellular radio base station equipment.

Discrete Semiconductors. The Company fabricates discrete surface mount semiconductors in both GaAs and silicon as stand alone components for specialized applications which are not addressed efficiently by MMICs. Silicon technology continues to be used for discrete semiconductors when circuit integration is not possible or for certain applications for which the properties of silicon material provide better performance. Discrete semiconductors are used for amplification, switching and control and frequency conversion in base stations, transmitters and receivers of cellular handsets.

Millimeter Wave Components and Subsystems. Millimeter wave applications operate above the microwave frequency range, primarily between 20 Ghz and 300 Ghz. The Company has been an industry leader in the design and manufacture of millimeter wave components and subsystems for military and defense related applications. This experience established the Company's advanced millimeter wave MMIC capability. It also provides the Company with technological and cost advantages in commercial applications, such as personal communications services and personal communications networks (PCS/PCN) and cellular telephone infrastructure equipment. The Company manufactures MMIC based amplifiers, transmitters and receivers, as well as single function components such as Gunn oscillators, mixers, isolators and circulators for commercial applications, including PCS/PCN radio equipment.

The principal customers for these products are equipment manufacturers for commercial and defense microwave systems such as cellular telephones, commercial telecommunications, direct broadcast satellites, and military radar, missile, and electronic warfare.

The Company's operations are within a single segment of the electronics industry: the development, production and sale of microwave materials, devices and components.

Markets and Distribution

During fiscal 1996, approximately 76% of the Company's sales were to manufacturers of commercial products, primarily in the wireless communications markets and include components for products such as wireless telephones and base stations in addition to motion detectors and sensors. The remaining 24% of sales were for use in a wide variety of defense-related systems.

Export sales to non-affiliates for fiscal 1996, 1995 and 1994 were $23,633,000, $16,855,000, and $16,471,000, respectively. This compares with domestic sales for the same period of $66,081,000, $54,974,000, and $47,337,000, respectively. The Company operates sales subsidiaries in the United Kingdom and a ceramic manufacturing operation in France. During fiscal 1996, the Company closed its sales subsidiary in Germany and replaced it with an independent sales representative and distributor. See Note 3 to the Consolidated Financial Statements on page 22 for financial information about the Company's foreign and domestic operations.

The Company's sales are made through 15 independent domestic sales representatives and 21 independent international sales representatives, as well as through its own sales force of 29 persons. Approximately 14% of the Company's sales are made through its own direct sales force and 86% through sales representatives.

Research and Development

Research and development efforts are undertaken by the Company both on a Company or customer sponsored basis. For customer sponsored projects, the customer may pay all or a portion of the expenses incurred. Some of the customer sponsored contracts are reimbursed by the U.S. Government. The Company's products and markets are subject to continued technological advances. Recognizing this, the Company has maintained a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas.

R&D expenditures for the last three fiscal years are detailed below (in thousands):

                                              1996       1995       1994
- --------------------------------------------------------------------------------
     Company sponsored...................  $ 9,148    $ 4,154    $ 3,429
     Customer sponsored..................    4,224      7,583      9,439
     Other*..............................        -        695        919
                                           -------    -------    -------
         Total R & D Expenditures........  $13,372    $12,432    $13,787
                                           =======    =======    =======

*Non-reimbursed costs incurred by the Company on customer sponsored contracts.
- --------------------------------------------------------------------------------

Raw Materials

Raw materials for the Company's products and manufacturing processes are generally available from several sources. It is the Company's policy not to depend on a sole source of supply. However, there are limited situations where the Company procures certain components and services for its products from single or limited sources. The Company purchases these materials and services on a purchase order basis, does not carry significant inventories and does not have any long-term supply contracts with its source vendors. The inability of the Company to obtain these materials in required quantities would result in significant delays or reductions in product shipments, which would materially and adversely affect the Company's operating results.

Working Capital

The business of the Company is not seasonal, and there are no special practices with respect to working capital for the Company or the industry in general. The Company provides a limited warranty on its products against defects in material and workmanship. Payment terms are 30 days in the domestic market and generally 60 days in foreign markets.

Contracts

During fiscal 1996, no one customer accounted for 10% or more of the
Company's total sales.   All of the Company's sales to the United States
Government and prime contractors and subcontractors thereof are subject to termination at the convenience of the Government, in which event the Company would normally be reimbursed for costs incurred. While U.S. Government orders are cancelled in this manner, Alpha has seldom experienced any material terminations for convenience.

Competitive Conditions

The Company competes on the basis of price, performance, quality, reliability, size, ability to meet delivery requirements and customer service and support. The Company experiences intense competition worldwide from a number of multinational companies that offer a variety of competitive products and broader product lines, and which have substantially greater financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from a number of smaller companies. In addition, the Company's customers, particularly its largest customers, may have or could acquire the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by the Company.

Patent and Trademarks

Alpha owns a small number of patents and has other patent applications under preparation or pending. However, the Company believes that its technological position depends primarily on the ability to develop new innovative products through the technical competence of its engineering personnel.

Backlog

The Company's backlog of undelivered orders on March 31, 1996 was approximately $36,500,000 compared with $30,200,000 on April 2, 1995. The Company's policy is to record commercial orders on a quarterly basis consistent with expected customer short-term requirements. Management believes all orders in the Company's backlog to be firm. Approximately 90% of the March 31, 1996 backlog is anticipated to be shipped in fiscal 1997.

Environmental Regulations

In the Company's opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on the capital expenditures, earnings, and competitive position of the Company.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company at May 31, 1996.

     Name                    Age     Position
     George S. Kariotis      73      Chairman of the Board of Directors

     Martin J. Reid          54      Director, President and Chief Executive Officer

     David J. Aldrich        39      Vice President, Chief Financial Officer and Treasurer

     Thomas C. Leonard       61      Vice President

     Paul E. Vincent         48      Controller

All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 9, 1996, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

George S. Kariotis was Chairman of the Board and Chief Executive Officer from 1962 (when the Company was founded) until 1978, and, from 1974 to 1978, he was also Treasurer of the Company. From 1979 to 1983, Mr. Kariotis was the Secretary of Manpower Development and Economic Affairs for the Commonwealth of Massachusetts. He was re-elected Chairman of the Board of the Company in 1983 and Chief Executive Officer in 1985. Mr. Kariotis resigned as Chief Executive Officer in July 1986 while he campaigned for public office. He resumed his position as Chief Executive Officer in November 1986, and served in that capacity until 1991.

Martin J. Reid was a Vice President of the Company from 1975 to 1981, and from 1981 to 1985, he was a Senior Vice President of the Company. Mr. Reid was elected President, Chief Operating Officer and became a Director in 1985. He was elected acting Chief Executive Officer in July 1986 while Mr. Kariotis campaigned for public office, and relinquished that position and resumed his position as Chief Operating Officer in November 1986 after Mr. Kariotis' campaign. Mr. Reid was elected to the position of Chief Executive Officer in 1991.

David J. Aldrich joined the Company in 1995 as Vice President, Chief
Financial Officer and Treasurer. In May 1996 Mr. Aldrich was also appointed General Manager of Alpha Microwave. From 1989 to 1995, Mr. Aldrich held several positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division. Prior to joining M/A-COM, Inc., Mr. Aldrich was Controller with Adams Russell Electronics Company from 1984 to 1989 and a project leader for a NASA satellite communications program with Space Communications Company (a Fairchild Industries and Contel Inc. Partnership) from 1981 to 1983. Mr. Aldrich is a director of CableMaxx, Inc., a wireless cable television service provider.

Thomas C. Leonard joined the Company in 1992 as General Manager of the Components and Systems Division. He became the General Manager of Operations for the Alpha Microwave Division effective January 1994 and was elected a Vice President in 1994. Mr. Leonard has over 30 years experience in the microwave industry, having held a series of general managerial and marketing positions at M/A-COM, Inc., from 1972 to 1992 and prior to 1972 at Varian Associates and Sylvania.

Paul E. Vincent has held his position as Controller since he joined the Company in 1979.

Employees

As of March 31, 1996, the Company and its subsidiaries employed approximately 990 persons, compared with 830 persons as of April 2, 1995.

Item 2  Properties

The following information describes the major facilities owned and leased by the Company. The Company believes it has adequate production capacity in the Woburn facility to meet the semiconductor and component business needs for the next 12 to 18 months. The Company also believes that it has adequate production capacity in the Maryland facilities to meet the ceramic products business needs for the next 12 to 18 months. As described in Note 5 to the Consolidated Financial Statements on pages 23 through 25, several properties secure debt of the Company.

  a. The Company owns a 158,000 square foot plant plus eight acres of land at 20 Sylvan Road, Woburn, Massachusetts. This plant is occupied by the semiconductor and component manufacturing operations and corporate headquarters.

  b. The Company owns a 92,000 square foot facility in Adamstown, Maryland. This plant is occupied by the Company's wholly owned subsidiary, Trans-Tech, Inc., and is utilized as the Company's primary ceramic products manufacturing facility.

  c. The Company leases approximately a 33,000 square foot facility in Frederick, Maryland. This plant is used by the Company's wholly owned subsidiary, Trans-Tech, Inc., to manufacture ceramic filters.

  d. The Company leases a 7,200 square foot facility in Marly, France. This plant is occupied by the Company's wholly owned subsidiary, Trans-Tech Europe SARL and is also utilized as a ceramic products manufacturing facility.

  e. The Company leases a 3,600 square foot facility in Milpitas, California. This facility is occupied by Western Trans-Tech, a division of Trans-Tech, Inc., and is also utilized as a ceramic products manufacturing facility.

Item 3  Legal Proceedings

The Company does not have any material pending legal proceedings other than routine litigation incidental to its business.

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the following two sites: the Spectron, Inc. Superfund site in Elkton, Maryland, and the Seaboard Chemical Corporation site in Jamestown, North Carolina. In each case several hundred other companies have also been notified about their potential liability regarding these sites. The Company continues to deny that it has any responsibility with respect to these sites other than as a de minimis party. Management is of the opinion that
                            -- -------
the outcome of the aforementioned environmental matters will not have a material effect on the Company's operations.

See also Note 11 to the Consolidated Financial Statements on page 31.

Item 4  Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended March 31, 1996.

                                   PART II

Item 5  Market for the Registrant's Common Stock and
        Related Stockholder Matters

See the section entitled "Quarterly Financial Data" appearing on page 19 for information regarding Common Stock market prices. Dividends have not been paid in either of the past two fiscal years. See Note 5 to the Consolidated Financial Statements appearing on pages 23 through 25 for information regarding dividend restrictions.

Item 6  Selected Financial Data

Five Year Financial Summary

(In thousands, except per share amounts and financial ratios)

                                                          Fiscal Year
                                           1996     1995     1994      1993     1992
- -------------------------------------------------------------------------------------
Results of Operations

  Sales...............................  $ 96,894  $78,254  $ 70,147  $69,543  $71,032

  Income (loss) before
   extraordinary item.................     3,794    2,847   (11,466)  (2,987)     113

  Extraordinary item-utilization of
   net operating loss carryforward....         -        -         -        -        9

  Net income (loss)...................     3,794    2,847   (11,466)  (2,987)     122

  Per share data

    Net income (loss).................  $    .43  $   .36  $  (1.53) $  (.40) $   .02

    Weighted average common
     shares...........................     8,755    7,882     7,502    7,464    7,429

Financial Ratios

  Return (based on net
   income-net loss)

    On sales..........................       3.9%     3.6%    (16.3%)   (4.3%)    0.2%

    On average assets.................       6.0%     6.0%    (23.4%)   (5.6%)    0.2%

    On average equity.................       8.9%    11.0%    (38.3%)   (8.1%)    0.3%

  Current Ratio.......................       3.35     1.68      1.64     2.26     2.90

  Debt to Equity......................       4.5%    17.1%     19.9%    11.8%    13.1%

Financial Position

  Working Capital.....................  $ 32,647  $10,983  $  8,981  $15,767  $17,800

  Additions to property, plant
   and equipment......................    12,297    5,248     2,939    4,112    1,274

  Total assets........................    75,423   50,167    44,430   53,777   53,211

  Long-term debt......................     2,565    4,744     4,826    4,191    5,030

  Long-term capital lease
   obligations........................       565      754       892    1,032        -

  Stockholders' equity................    57,533   27,674    24,261   35,565   38,456

Other Statistics

  New orders (net of cancellations)...   103,200   84,900    66,700   70,500   66,500

  Backlog at year end.................  $ 36,500  $30,200  $ 23,500  $26,900  $25,900
- -------------------------------------------------------------------------------------

Item 7  Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations

The Company set record levels for sales and orders for fiscal 1996, and earnings increased 33% in fiscal 1996 as compared with the prior year. In fiscal 1996, the Company doubled its investments in product development mainly for the Gallium Arsenide Monolithic Integrated Circuits (GaAs MMICs) and ceramic products aimed at the wireless communication markets. At the same time, the Company increased unit output by 64% due to improved manufacturing efficiencies and added capacity for both semiconductor and ceramic products. These actions have positioned the Company to support higher demands
particularly for wireless communication products.   Unfortunately, an overall
softness in the North American cellular market and the delayed roll-out of the Personal Communications System (PCS) is expected to result in lower demand throughout the summer of 1996. With lower volumes, higher fixed costs associated with the Company maintaining its readiness to serve the wireless market and a decision to exit certain non-strategic business areas, the Company expects to report a net loss for the first quarter of fiscal 1997. As demand returns and increases, the Company anticipates improved results for the remainder of fiscal 1997.

Results Of Operations

Sales for fiscal 1996 increased 23.8% to $96.9 million as compared to sales of $78.3 million in fiscal 1995 and $70.1 million for fiscal 1994. The increases in fiscal 1996 and 1995 sales were attributable to increased unit volume in the Company's GaAs MMIC, ceramic and discrete semiconductor product lines primarily into the commercial wireless markets. These unit volume increases were partially offset by a decline in average selling prices because of the Company's shift to high volume business in the commercial sector. As the Company continues to gain strength in the commercial wireless markets, direct sales to the United States Defense Department continue to decline, with 24% of fiscal 1996 sales related to military subcontracts for ultimate sale to the Defense Department or foreign governments, compared with 29% in fiscal 1995, and 40% in fiscal 1994. The decrease in defense related business for fiscal 1996 and 1995 was attributable to the decline in traditional military products and reduced funding for certain weapons systems.

Gross profit increased 29.4% in fiscal 1996 to $30.9 million, or 31.9% of sales, as compared to $23.9 million, or 30.5% of sales in fiscal 1995 and $14.8 million or 21.0% of sales in fiscal 1994. The improvement in gross profit for fiscal 1996 and 1995 was the result of (a) increased sales volumes (b) higher capacity utilization at the Company's Woburn, Massachusetts manufacturing facility and (c) greater efficiencies due to the consolidation of facilities that took place in fiscal 1994 when the Company moved several product lines to its Woburn, Massachusetts plant. The Company recorded lower margins in the fourth quarter of fiscal 1996 as a result of flattening sales and rising costs due to added manufacturing capacity. In anticipation of the demand for wireless communication products increasing over the second half of fiscal 1997, the Company has decided to maintain its current levels of manufacturing capacity for MMICs, discrete semiconductors and ceramic products which will result in lower gross margins in the first quarter of fiscal 1997, but with steady improvement expected as the volumes increase with higher demand.

Research and development expenses increased 120.2% in fiscal 1996 to $9.1 million, or 9.4% of sales, from $4.2 million, or 5.3% of sales in fiscal 1995. Research and development expenses increased 21.1% in fiscal 1995 from $3.4 million or 4.9% of sales in fiscal 1994. These increases in research and development reflect the continued investment by the Company in the GaAs MMIC and ceramic product lines. The Company will continue to invest in product and process development in order to address the demands of its targeted wireless markets. Customer sponsored R&D decreased $3.4 million in fiscal 1996, $1.9 million in fiscal 1995 and $1.5 million in fiscal 1994. As customer sponsored R&D continues to decrease, the Company sponsored R&D will continue to increase since the Company is strongly committed to developing new wireless communications products. However, whenever possible the Company will try to fund its R&D through collaborative developmental contracts.

Selling and administrative expenses increased to $17.2 million, or 17.8% of sales, in fiscal 1996. Whereas selling and administrative expenses decreased to $15.7 million, or 20.1% of sales, in fiscal 1995 from $16.3 million, or 23.2% of sales in fiscal 1994. The increase in selling and administrative expenses for fiscal 1996 is primarily a result of training and other costs related to the early phases of implementation of a new manufacturing and management information system, as well as increased commissions related to higher sales volume. The decrease in selling and administrative expenses for fiscal 1995 was primarily attributable to a reduction in administrative personnel completed during the fourth quarter of fiscal 1994, as a result of the consolidation of the Company's operations in Methuen, Massachusetts into its operations in Woburn, Massachusetts.

Interest expense remained relatively constant for fiscal 1996 and 1995. In fiscal 1995 interest expense decreased $40 thousand from fiscal 1994 since certain financing costs associated with the Methuen facility were charged to the repositioning cost in the fourth quarter of fiscal 1994.

Interest income increased $315 thousand largely due to interest earned on funds received from a stock offering that was completed during the third quarter of fiscal 1996. The Company successfully completed a secondary public offering which raised $25.3 million, net of expenses, on the sale of 1,840,000 shares of common stock. The proceeds are being used to fund further capital expansion, to retire certain bank debt, for working capital, potential acquisitions and general corporate purposes. Interest income remained constant for fiscal 1995 and 1994. Other expense and income increased by $43 thousand in fiscal 1996 compared with fiscal 1995 and decreased $82 thousand in fiscal 1995 in relation to fiscal 1994. These fluctuations are due to currency gains and losses.

The Company's effective tax rate for fiscal 1996 was 15% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At March 31, 1996, the Company had available net operating loss carryforwards of approximately $25 million which will expire commencing in 2004.

Net income for fiscal 1996 was $3.8 million or $0.43 per share versus $2.8 million or $0.36 per share for fiscal 1995 and a net loss of $11.5 million or $1.53 per share for fiscal 1994. The first quarter of fiscal 1996 included a repositioning credit of $320 thousand or $0.03 per share which resulted from the reversal of certain accruals for estimated carrying costs as a result of an earlier than expected disposition of the Methuen, Massachusetts facility. Per share data reflects the stock offering completed in the third quarter of fiscal 1996.

The Company expects a loss of approximately $0.24 to $0.27 per share for the first quarter of fiscal 1997, as a result of: (i) lower shipments in the quarter, (ii) the decision to maintain production capacity, (iii) the decision to continue product development work, and (iv) the exiting of certain non-strategic areas. The Company has previously announced that it anticipates break-even to positive results in the second quarter of fiscal 1997, and if an anticipated resurgence of demand for the Company's products sold into the wireless communications industry leads to increased orders beginning in the second quarter of fiscal 1997, the Company expects to report improved operating results and a return to profitability in the second half of fiscal 1997.

Financial Position

At March 31, 1996, working capital totaled $32.6 million and included $15.5 million in cash, cash equivalents, and short-term investments, compared with $11.0 million of working capital at the end of fiscal 1995. Cash increased $7.8 million during fiscal 1996 mainly as a result of proceeds received from the secondary public offering. During fiscal 1996, the Company had $12.3 million of capital expenditures primarily for the expansion of its ceramic manufacturing facilities, further automation of its semiconductor wafer fab operations, and various information technology equipment. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as the demand begins to return. In addition to the proceeds received from the offering, the Company also has two lines of credit available for a total of $12.5 million. The Company entered into a $7.5 million working capital line of credit agreement which expires on August 1, 1997, and a $5 million equipment line of credit which expires on July 31, 1996. At expiration both lines are expected to be renewed. At March 31, 1996 there was $1 million outstanding under the equipment line of credit.

In July 1995, the Company sold its Methuen, Massachusetts plant and received net proceeds of $2.5 million. In connection with the sale, using the net proceeds and $1 million borrowed under its line of credit, the Company retired $3.5 million of related debt.

With the funds raised from the secondary offering and the lines of credit available, the Company believes it has adequate funds to support its current operating needs. The Company will continue to evaluate other available financing such as low interest financing for the capital expansion of its ceramic manufacturing business and any other sources that may become available.


Other Matters

During the third quarter, the Company successfully completed a surveillance audit to renew its ISO 9001 certification of its Woburn, Massachusetts facility.

Inflation did not have a significant impact upon the results of operations of the Company during the three year period ended March 31, 1996.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), which becomes effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company will adopt FAS 121 for fiscal 1997 and believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement
No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which becomes effective for fiscal years beginning after December 15, 1995. Under FAS 123, companies can elect to adopt the new accounting method, which accounts for stock- based compensation based on the fair value at the date of grant. Companies that choose not to adopt FAS 123 would continue to follow the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, those companies who choose not to adopt the new accounting method prescribed by FAS 123 would be required to provide proforma disclosures of net income and earnings per share, assuming FAS 123 had been adopted. The Company currently does not expect to adopt the new accounting method prescribed by FAS 123.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences are discussed below.

Current Market Softness

As the Company has previously announced, overall softness in the North American cellular market and the delayed roll-out of the Personal Communications System (PCS), have significantly impacted the Company's orders and shipments. Although the Company believes that the market softness will abate, especially as orders for new PCS equipment increase, there can be no assurance as to when, if at all, these events will occur, how significant they will be to the industry and the Company in particular, and whether or not the Company will receive new orders in any such demand run-up that will be consistent with its past market share. Substantial delay in the new demand, or failure of the Company to receive the anticipated share of such new orders would have a material and adverse effect on the Company's business, financial condition and operating results.

Repositioning of Company's Business

The Company has in recent years worked to reposition its business, away from military sales and into commercial sales. Military sales have been declining, and the Company anticipates that revenues from military sales will continue to decline. There can be no assurance that the Company's effort to reposition itself as a supplier of advanced products to wireless communications markets will be successful. If revenues from commercial wireless customers do not grow, or grow less rapidly than expected, or if in the near term revenues from military sales decline more rapidly than expected, the Company's operating results could be materially and adversely affected.

Variability of Operating Results

The Company's quarterly and annual results have varied in the past and may vary significantly in the future due to a number of factors, including: cancellation or delay of customer orders; market acceptance of the Company's or its customers' products; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenue and product mix; competition; changes in manufacturing capacity and variations in the utilization of this capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; cyclicality of the semiconductor and ceramic industries; the timing and level of nonrecurring engineering revenues and expenses relating to customer specific products; and changes in inventory levels. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's operating results. The Company's expense levels are based, in part, on its expectations as to future revenue, and certain of these expenses, particularly those relating to the Company's capital equipment and manufacturing overhead, are relatively fixed in nature. For example, the Company is investing in GaAs, silicon and ceramic process development technology in anticipation of increased revenues from related markets. As a result of the relatively fixed nature of certain of the Company's expenses, operating results would be disproportionately and adversely affected by a reduction in revenue. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors.

Customer Concentration

Historically, a significant portion of the Company's sales in each fiscal period has been concentrated among a limited number of customers. This trend is accelerating, and in recent periods sales to the Company's major customers as a percentage of total sales have increased. The Company does not generally enter into long-term contracts with its customers, and when it does, the contract is generally terminable for the convenience of the customer. If the Company were to lose one of these major customers, or if orders by a major customer otherwise were to decrease, or if major orders were to be cancelled or deferred, the Company's business, financial condition and operating results would be materially and adversely affected.

Product And Process Development And Technological Change

The wireless communications industry is characterized by frequent new product introductions, evolving industry standards and rapid changes in product and process technologies. The Company believes that its future success will depend upon its ability to continue to improve its product and process technologies and develop new technologies. The success of the Company's new products is dependent upon many factors, including factors that are outside the Company's control. These factors include: the Company's ability to anticipate market requirements in its product development efforts; market acceptance and continued commercial success of OEM products for which the Company's products have been designed; the ability to adapt to technological changes and to support established and emerging industry standards; successful and timely completion of product development and commercialization; achievement of acceptable wafer fabrication and ceramic process yields and manufacturing yields generally; and the ability to offer new products at competitive prices. No assurance can be given that the Company's product and process development efforts will be successful or that the Company's new products or those of its customers will achieve or sustain market acceptance. In addition, the wireless communications industry is characterized by end-user demands for increased functionality at ever lower prices.

To remain competitive, the Company must obtain yield and productivity improvements and cost reductions and must introduce new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's operating results could be materially and adversely affected.

Manufacturing Risks

The manufacturing processes for the Company's products, in particular its GaAs MMICs, are highly complex and precise, requiring advanced and costly equipment, and are being modified continually in an effort to improve yields and product performance. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. The Company has limited experience in high volume manufacturing of certain GaAs MMICs and ceramic products for the high volume commercial applications on which its current product development, sales and marketing efforts are focused. The Company has encountered and may in the future encounter development and manufacturing delays, has from time to time failed and may in the future fail to meet its customers' contractual specifications, and one or more of its products have contained and may in the future contain undetected defects or failures when first introduced or after commencement of commercial shipments. If such delays, defects or failures occur, the Company could experience lost revenue, resulting from delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, or could experience increased costs, including product or process redesign, warranty expense or costs associated with customer support, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will not in the future experience significant product quality, performance or reliability problems.

Cyclicality of the Company's Markets

While the semiconductor and ceramic markets have in the past experienced overall growth, they have historically been characterized by wide fluctuations in product supply and demand. From time to time, these industries have also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated price erosion, and in some cases have lasted for extended periods of time. The Company's business is currently, and may in the future be, materially and adversely affected by industry-wide fluctuations. The Company's continued success will depend in large part on the continued growth of the wireless communications industry. No assurance can be given that the Company will not be adversely affected in the future by cyclical conditions in the wireless communications industry.

Competition

Wireless communications markets are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance GaAs MMICs, discrete silicon semiconductors, ceramic filters and other ceramic products and microwave and millimeter wave components and subsystems. The Company expects increased competition both from existing competitors and others which may enter these markets, as well as potential future competition from companies which may offer new or emerging technologies, such as surface acoustic wave filters, silicon germanium and other silicon technologies. In addition, many of the Company's customers, particularly its largest customers, have or could acquire the capability to develop or manufacture products competitive with those that have been or maybe developed or manufactured by the Company. The Company's future operating results may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own systems. A number of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The ability of the Company to compete successfully depends in part upon the ability of the Company to develop price competitive, high quality solutions for OEMs and the extent to which customers select the Company's products over competitors' products for their systems. There can be no assurance that the Company will be able to compete successfully in the future.

Item 8  Financial Statements And Supplementary Data
        Index To Financial Statements

                                                                                Page
- ----------------------------------------------------------------------------------------

Consolidated Balance Sheets - March 31, 1996 and April 2, 1995.................  15

Consolidated Statements of Operations - Years ended March 31, 1996,
April 2, 1995, and April 3, 1994...............................................  16

Consolidated Statements of Cash Flows - Years ended March 31, 1996,
April 2, 1995, and April 3, 1994...............................................  17

Consolidated Statements of Stockholders' Equity - Years ended March 31, 1996,
April 2, 1995, and April 3, 1994..............................................   18

Quarterly Financial Data (unaudited) - Fiscal 1996 and Fiscal 1995.............  19

Notes to Consolidated Financial Statements.....................................  20

Independent Auditors' Report...................................................  32
- ----------------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                           MARCH 31,    APRIL 2,
                                                                             1996         1995
- --------------------------------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents (Note 5)...................................  $11,326      $ 3,510
    Short-term investments (Note 5)......................................    4,143            -
    Accounts receivable, trade, less allowance
     for doubtful accounts of $634 and $783 (Note 5).....................   17,688       13,548
    Inventories (Notes 4 and 5)..........................................   12,015        9,370
    Prepayments and other current assets.................................    1,379          756
                                                                           -------      -------
        Total current assets.............................................   46,551       27,184
                                                                           -------      -------
  Property, plant and equipment (Note 5)
    Land.................................................................      462          462
    Building and improvements............................................   22,788       22,148
    Machinery and equipment..............................................   54,794       51,162
                                                                           -------      -------
                                                                            78,044       73,772
    Less-accumulated depreciation and amortization.......................   49,908       53,283
                                                                           -------      -------
                                                                            28,136       20,489
                                                                           -------      -------
  Other assets...........................................................      736          594
  Property held for resale (Note 6)......................................        -        1,900
                                                                           -------      -------
                                                                           $75,423      $50,167
                                                                           =======      =======
Liabilities And Stockholders' Equity
  Current liabilities
    Notes payable, bank (Note 5).........................................  $     -      $ 3,000
    Current maturities of long-term debt (Note 5)........................      332          339
    Current maturities of capital lease obligations (Note 5).............      443          370
    Accounts payable.....................................................    7,075        5,206
    Repositioning reserve (Note 6).......................................        -          991
    Accrued liabilities
      Payroll, commissions and related expenses..........................    4,898        4,777
      Other (Note 7).....................................................    1,156        1,518
                                                                           -------      -------
        Total current liabilities........................................   13,904       16,201
                                                                           -------      -------
  Long-term debt (Note 5)................................................    2,565        4,744
  Long-term capital lease obligations (Note 5)...........................      565          754
  Other long-term liabilities............................................      856          794
                                                                           -------      -------
  Commitments and contingencies (Note 11)
  Stockholders' equity
    Common stock par value $.25 per share: authorized
     30,000,000 shares; issued 9,938,587 and 7,994,495 shares (Note 9)...    2,484        1,999
    Additional paid-in capital (Note 9)..................................   53,468       27,921
    Retained earnings (accumulated deficit) (Note 5).....................    2,056       (1,738)
                                                                           -------      -------
                                                                            58,008       28,182
    Less - Treasury shares 249,052 and 262,886 at cost...................      321          330
      Unearned compensation-restricted stock (Note 9)....................      154          178
                                                                           -------      -------
      Total stockholders' equity.........................................   57,533       27,674
                                                                           -------      -------
                                                                           $75,423      $50,167
                                                                           =======      =======
- --------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

                                                                                  YEAR ENDED
                                                                   MARCH 31,        APRIL 2,       APRIL 3,
                                                                     1996             1995           1994
- ---------------------------------------------------------------------------------------------------------------
Sales....................................................        $   96,894       $  78,254       $  70,147
                                                                 ----------       ---------       ---------
Cost of sales............................................            65,986          54,376          55,395
Research and development expenses (Note 2)...............             9,148           4,154           3,429
Selling and administrative expenses......................            17,226          15,727          16,281
Repositioning (credit) expenses (Note 6).................              (320)           -              5,639
                                                                 ----------       ---------       ---------
                                                                     92,040          74,257          80,744
Operating income (loss)..................................             4,854           3,997         (10,597)
                                                                 ----------       ---------       ---------
Other income (expense)
 Interest expense........................................              (743)           (728)           (768)
 Interest income.........................................               372              57              64
 Other (expense) income, net.............................               (20)             23             105
                                                                 ----------       ---------       ---------
                                                                       (391)           (648)           (599)
                                                                 ----------       ---------       ---------
Income (loss) before income taxes........................             4,463           3,349         (11,196)
Provision for income taxes (Note 8)......................               669             502             270
                                                                 ----------       ---------       ---------
Net income (loss)........................................        $    3,794       $   2,847       $ (11,466)
                                                                 ==========       =========       =========

Net income (loss) per share..............................        $      .43       $     .36       $   (1.53)
                                                                 ==========       =========       =========

Weighted average common shares and
 common share equivalents................................             8,755           7,882           7,502
                                                                 ==========       =========       =========
- ---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                           YEAR ENDED
                                                                            MARCH 31,        APRIL 2,          APRIL 3,
                                                                              1996            1995              1994
- ------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS:
 Net income (loss).....................................................    $   3,794       $   2,847        $  (11,466)
 Adjustments to reconcile net income (loss) to
  net cash provided by operations:
   Depreciation and amortization of property, plant,
    and equipment......................................................        4,628           4,106             4,521
   Amortization of unearned compensation - restricted stock............           61              64                44
   Unearned compensation...............................................            -               -               (11)
   (Gain) loss on sales and retirements of property,
     plant, and equipment..............................................           (9)             26                 -
   (Gain) loss on property, plant and equipment due
     to repositioning..................................................         (320)              -             2,479
   Increase in other assets............................................         (395)           (536)              (69)
   Increase (decrease) in other liabilities and long-term benefits.....           62             399               (70)
   Issuance of treasury stock to ESOP..................................          220              12                 -
   Change in assets and liabilities
     Accounts receivable...............................................       (4,140)           (305)              706
     Inventories.......................................................       (2,645)         (1,757)            2,331
     Prepayments and other current assets..............................         (623)           (266)              482
     Accounts payable..................................................        1,869             141               912
     Accrued liabilities...............................................         (241)          1,237              (349)
     Repositioning reserve.............................................         (991)           (967)            1,958
                                                                           ---------       ---------        ----------
   Net cash provided by operations.....................................        1,270           5,001             1,468
                                                                           ---------       ---------        ----------
CASH USED IN INVESTMENTS:
 Additions to property, plant and equipment
  excluding capital leases.............................................      (11,972)         (4,971)           (2,630)
 Purchases of short-term investments...................................      (12,113)              -                 -
 Maturities of short-term investments..................................        7,970               -                 -
 Proceeds from sale of property, plant and equipment...................           31              68                33
 Proceeds from sale of property held for resale........................        2,465               -                 -
                                                                           ---------       ---------        ----------
   Net cash used in investments........................................      (13,619)         (4,903)           (2,597)
                                                                           ---------       ---------        ----------
CASH PROVIDED BY (USED IN) FINANCING:
 Proceeds from notes payable...........................................          621           1,983               131
 Payments on notes payable.............................................       (5,807)           (330)             (623)
 Payments on capital lease obligations.................................         (441)           (416)             (311)
 Deferred charges related to long-term debt............................            8              (6)               68
 Exercise of stock options.............................................          392             391                45
 Proceeds from sale of stock...........................................       25,392              99                84
                                                                           ---------       ---------        ----------
   Net cash provided by (used in) financing............................       20,165           1,721              (606)
                                                                           ---------       ---------        ----------
 Net increase (decrease) in cash and cash equivalents..................        7,816           1,819            (1,735)
 Cash and cash equivalents, beginning of year..........................        3,510           1,691             3,426
                                                                           ---------       ---------        ----------
 Cash and cash equivalents, end of year................................    $  11,326       $   3,510        $    1,691
                                                                           =========       =========        ==========
- ------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:

Capital lease obligations of $325 thousand, $277 thousand, and $309 thousand were incurred during the years ended March 31, 1996, April 2, 1995, and April 3, 1994, respectively, when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                         RETAINED                     UNEARNED
                                                                           ADDITIONAL    EARNINGS                   COMPENSATION
                                                       COMMON STOCK         PAID-IN    (ACCUMULATED)  TREASURY       RESTRICTED
                                                     SHARES    PAR VALUE    CAPITAL      (DEFICIT)     STOCK           STOCK
- --------------------------------------------------------------------------------------------------------------------------------
Balance March 28, 1993 ..........                    7,736     $ 1,934      $27,193      $ 6,881      $  (310)      $  (133)
Net loss ........................                        -           -            -      (11,466)           -             -
Employee Stock Purchase Plan ....                       29           7           77            -            -             -
Issuance of restricted shares ...                        5           1           15            -            -           (16)
Amortization of unearned
 compensation restricted stock ..                        -           -            -            -            -            44
Repurchase 8,333 shares of
 restricted stock ...............                        -           -            -            -          (21)           10
Exercise of stock options .......                       17           5           40            -            -             -
                                                  --------     -------     --------    ---------     --------       -------
Balance April 3, 1994 ...........                    7,787       1,947       27,325       (4,585)        (331)          (95)

Net income ......................                        -           -            -        2,847            -             -
Employee Stock Purchase Plan ....                       29           7           92            -            -             -
Issuance of restricted stock ....                       31           8          139            -            -          (147)
Amortization of unearned
 compensation restricted stock ..                        -           -            -            -            -            64
Issuance 1,110 treasury shares
 to ESOP ........................                        -           -           11            -            1             -
Exercise of stock options .......                      147           37         354            -            -             -
                                                  --------     --------    --------     --------     --------      --------
Balance April 2, 1995 ...........                    7,994        1,999      27,921       (1,738)        (330)         (178)

Net income ......................                        -            -           -        3,794            -             -
Stock offering net
 of expenses ....................                    1,840          460      24,802            -            -             -
Employee Stock Purchase
 Plan ...........................                       17            4         126            -            -             -
Issuance of restricted stock ....                        9            2          49            -            -           (51)
Amortization of unearned
 compensation restricted
 stock ..........................                        -            -           -            -            -            61
Issuance 18,334 treasury shares
 to ESOP ........................                        -            -         197            -           23             -
Repurchase 4,500 shares of
 restricted stock ...............                        -            -           -            -          (14)           14
Exercise of stock options .......                       79           19         373            -            -             -
                                                  --------     --------     -------      -------      -------       -------
Balance March 31, 1996 ..........                    9,939     $  2,484     $53,468      $ 2,056      $  (321)      $  (154)
                                                  ========     ========     =======      =======      =======       =======

- ---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL DATA
(unaudited)
(In thousands except per share data)

                                              FIRST        SECOND        THIRD      FOURTH
                                             QUARTER       QUARTER      QUARTER     QUARTER        YEAR
- -----------------------------------------------------------------------------------------------------------
FISCAL 1996
 Sales..................................     $ 22,434      $ 23,733     $ 25,237    $ 25,490     $ 96,894
 Gross profit...........................        7,382         7,897        8,553       7,076       30,908
 Net income.............................        1,114         1,081        1,437         162        3,794
 Per share data
  Net income(1).........................          .14           .13          .16         .02          .43
  Market price range:
   High.................................       15-1/4        19-5/8       17-7/8      13-7/8       19-5/8
   Low..................................       10-5/8        14-1/8       10-1/2           7            7


FISCAL 1995
 Sales..................................     $ 18,675      $ 18,253     $ 19,359    $ 21,967     $ 78,254
 Gross profit...........................        5,618         5,397        5,865       6,998       23,878
 Net income.............................          603           659          774         811        2,847
 Per share data
  Net income............................          .08           .08          .10         .10          .36
  Market price range:
   High.................................        4-1/2         6-7/8        7-3/8      11-5/8       11-5/8
   Low..................................        3             3-7/8        5-1/4       6-3/8       3
- -----------------------------------------------------------------------------------------------------------

The Company's common stock is traded on the American Stock Exchange, symbol AHA. The number of stockholders of record as of May 31, 1996 was approximately 1,100.

     (1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sum of the quarters do not necessarily equal the full year earnings per share.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Sunday closest to March 31, there were 52 weeks in fiscal 1996 and 1995, and 53 weeks in fiscal 1994.

Use of Estimates:

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Short-term Investments:

     Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

     During fiscal year 1996, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's short-term investments are classified as held-to-maturity. These investments consist primarily of commercial paper and bonds with original maturities of more than 90 days. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.

Inventories:

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant and Equipment:

     Property, plant and equipment are carried at cost. Depreciation is provided on the straight-line method for financial reporting and accelerated methods for tax purposes.

     Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

     During fiscal 1996, the Company removed $7.7 million of fully depreciated fixed assets from the related property and accumulated depreciation accounts.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments:

     Financial instruments of the Company consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value because of the short maturity of these instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates their carrying amounts.

Income Taxes:

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Share:

     In fiscal 1996, 1995, and 1994, the computation of both primary and fully diluted earnings per share was based on the weighted average number of outstanding common shares, however, fiscal 1996 and 1995 included common stock equivalents. Fiscal 1994 common stock equivalents did not significantly affect the per share amount and, accordingly, were not included in the computation. The inclusion of additional shares assuming the exercise of stock options would have been insignificant or antidilutive. In fiscal 1996 and 1995 the computation was based on the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants, using the treasury stock method. The weighted average number of shares of common stock and common equivalent shares outstanding, if applicable, for the calculation of primary earnings per share was 8,755,000 in fiscal 1996, 7,882,000 in fiscal 1995, and 7,502,000 in fiscal 1994.


NOTE 2   JOINT VENTURES

In fiscal 1984, the Company and Aerojet ElectroSystems Company formed a joint venture, and in fiscal 1987 the Company entered into a similar arrangement with Martin Marietta Corporation. These ventures were formed for the purpose of developing and producing certain millimeter wave monolithic integrated circuits. Each joint venture may be terminated by either party at any time.

The Company's joint ventures with Aerojet ElectroSystems Company and Martin Marietta Corporation were created to share research and development expenses in order to develop technology for millimeter wave monolithic integrated circuits. In the case of the Aerojet/Alpha venture, this partnership has been dormant since 1987. The partnership has no remaining assets or liabilities. As for the Martin/Alpha venture, the only assets or liabilities that exist are the original capitalization of $5,000 and the amounts due to/due from the partners. The technical goals established by this partnership were completed and this partnership ceased activity during fiscal 1996. The Company's share of the joint venture's research and development expenses are recorded in the Company's consolidated statements of operations. The Company has no investment recorded on its consolidated balance sheets for either joint venture.

The Company's share of losses incurred by the joint ventures is recorded on the equity basis and included in research and development expenses. The losses were approximately $167,000, $895,000, and $856,000 in fiscal 1996, 1995, and
1994, respectively.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3   COMPANY OPERATIONS

The Company operates in one industry segment: the development, production and sale of microwave materials, devices and components. Sales include export sales primarily to Europe and Southeast Asia of $23,633,000, $16,855,000, and $16,471,000, in fiscal 1996, 1995, and 1994, respectively.

During fiscal year 1996 and 1995 no one customer accounted for 10% or more of the Company's total sales, whereas during fiscal 1994, one customer accounted for 15% of the Company's total sales. The Company is focused on four major OEMs and six other customers that the Company believes are principal suppliers to these OEMs in the wireless communications market. For fiscal 1996 sales to the four major OEMs and their suppliers represented approximately 29% of the Company's sales. In fiscal 1995 and 1994 sales to these OEMs and their suppliers represented approximately 17% and 10% of the Company's sales, respectively. While the Company believes that these emerging wireless markets afford great opportunities, such customer concentration could have an adverse affect on the business.

During fiscal 1996, the Company operated sales subsidiaries in the United Kingdom and Germany, and a ceramic manufacturing operation in France. The Company closed its sales subsidiary in Germany during fiscal 1996 and replaced it with an independent sales representative and distributor. The following table shows certain financial information relating to the Company's operations in various geographic areas (in thousands):

                                                                       1996            1995           1994
- ------------------------------------------------------------------------------------------------------------
  Sales
    United States
     Customers.................................................... $ 83,078        $ 67,495       $ 61,963
     Intercompany.................................................    8,526           6,665          5,753
    Europe
     Customers....................................................   13,816          10,759          8,184
    Eliminations..................................................   (8,526)         (6,665)        (5,753)
                                                                   --------        --------       --------
  Net Sales.......................................................   96,894          78,254         70,147
                                                                   --------        --------       --------
  Income (loss) before taxes
    United States.................................................    3,553           2,723        (11,767)
    Europe........................................................      910             626            571
                                                                   --------        --------       --------
  Income (loss) before taxes......................................    4,463           3,349        (11,196)
                                                                   --------        --------       --------
  Assets
    United States.................................................   69,201          44,896         40,454
    Europe........................................................    6,222           5,271          3,976
                                                                   --------        --------       --------
  Total Assets.................................................... $ 75,423        $ 50,167       $ 44,430
                                                                   ========        ========       ========
- ------------------------------------------------------------------------------------------------------------

Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4   INVENTORIES

                                                                   MARCH 31,      APRIL 2,
     Inventories consisted of the following (in thousands):          1996           1995
- -----------------------------------------------------------------------------------------------------
        Raw materials........................................     $  4,878        $  3,186
        Work-in-process......................................        5,830           4,950
        Finished goods.......................................        1,307           1,234
                                                                  --------        --------
                                                                  $ 12,015        $  9,370
                                                                  ========        ========
- ------------------------------------------------------------------------------------------------------

Work-in-process inventory has been reduced by allowances for estimated losses to be sustained on completion of certain contracts. These allowances totaled $24,000 and $117,000 in fiscal 1996 and 1995, respectively.

NOTE 5   BORROWING ARRANGEMENTS AND COMMITMENTS

LINE OF CREDIT

In September 1995, the Company entered into a $7.5 million Working Capital
Line of Credit Agreement which expires on August 1, 1997 and a $5.0 million Equipment Line of Credit Agreement which expires on July 31, 1996. These lines of credit are collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Interest payments are due monthly at prime or LIBOR plus 2%. Commitment fees on these lines of credit agreements are $25,000 for the Equipment Line of Credit and 1/2% per year on the Working Capital Line of Credit which are to be paid quarterly. At March 31, 1996 there was $1.0 million outstanding under the equipment line of credit. At April 2, 1995 there was $3.0 million borrowed under a previous line of credit which expired in September 1995.

LONG-TERM DEBT

                                                                   MARCH 31,       APRIL 2,
     Long-term debt consisted of the following (in thousands):       1996            1995
- ------------------------------------------------------------------------------------------------------
        Equipment Line of Credit (a)........................      $  1,011       $      -
        9-1/2% Mortgage Note Payable (b)....................            40             80
        Industrial Revenue Bonds (c)........................           667          3,878
        UDAG Loan (d)                                                    -            438
        French Government Sponsored and Start-up Loans (e)..           251            323
        CDBG Grant (f)......................................           928            364
                                                                  --------       --------
                                                                     2,897          5,083
        Less - current maturities...........................           332            339
                                                                  --------       --------
                                                                  $  2,565       $  4,744
                                                                  ========       ========
- ------------------------------------------------------------------------------------------------------

a. The equipment line of credit is at LIBOR (5.4375% at March 31, 1996) plus 2% and is due in full on August 1, 1999. This line of credit is collateralized by the assets of the Company, excluding real property, not otherwise collateralized.

b. The mortgage note payable is collateralized by land and buildings having a net book value of $5,319,000 at March 31, 1996. Principal installments of $3,333, plus interest, are due monthly until March 1997.

c. In July 1995, the Company sold its Methuen, Massachusetts plant and retired a $3.1 million industrial revenue bond.

     Another industrial revenue bond is held by the Farmers and Mechanics National Bank. The interest rate on this bond is prime and quarterly principal payments of $27,777 are due until March 2002. The bond is secured by various property, plant and equipment with a net book value of $2,652,000 at March 31, 1996.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5   BORROWING ARRANGEMENTS AND COMMITMENTS (CONTINUED)

d. The City of Lawrence, Massachusetts loaned the Company $989,000 in proceeds it acquired from an Urban Development Action Grant (UDAG). Monthly payments of $10,491 representing principal and interest at 5% on the unamortized balance were required until January 1999. This debt was repaid when the Methuen, Massachusetts plant was sold in July 1995.

e. The Company has three unsecured government sponsored and start-up business loans. The first loan has an interest rate of 8.75% and requires annual payments of $36,000 beginning December 1994 through December 1998. The second loan has an interest rate of 5% and from February 1995 through February 2000 quarterly principal and interest payments of $8,300 are due. The third loan has an interest rate of 9.0% and requires principal and interest payments of $3,500 through January 1998.

f. The Company obtained a ten year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows (in thousands):

          FISCAL YEAR
- --------------------------------------------------------------------------------
          1998....................................      $    290
          1999....................................           288
          2000....................................         1,271
          2001....................................           234
          Thereafter..............................           482
                                                        --------
                                                        $  2,565
                                                        ========

CAPITAL LEASE OBLIGATIONS

At March 31, 1996 included in property, plant and equipment are the following capitalized leases (in thousands):

  Property, plant and equipment.......................  $  2,154
  Accumulated depreciation and amortization..........      1,127
                                                        --------
                                                        $  1,027
                                                        ========

Future minimum lease payments under the capitalized lease obligations at March 31, 1996 were as follows (in thousands):

          FISCAL YEAR
- --------------------------------------------------------------------------------
          1997..................................        $    483
          1998..................................             261
          1999..................................              53
          2000..................................              44
          2001..................................              44
          Thereafter............................             366
                                                        --------
     Total minimum lease payments................          1,251
      Less: Amount representing interest.........            243
                                                        --------
     Present value of net minimum lease payments.          1,008
      Less: Current maturities...................            443
                                                        --------
     Long-term maturities........................       $    565
                                                        ========
- --------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5   BORROWING ARRANGEMENTS AND COMMITMENTS (CONTINUED)

Cash payments for interest were $906,000, $635,000, and $740,000 in fiscal 1996, 1995, and 1994, respectively.

The bonds and line of credit include various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. Under the most restrictive covenants the Company may not pay dividends except restricted payments in an amount not to exceed $100,000 in connection with the redemption of certain common stock repurchase rights.

NOTE 6   REPOSITIONING CHARGES

On January 25, 1994, the Company announced the transfer of certain component product lines manufacturing from a facility in Methuen, Massachusetts to the Company's headquarters facility in Woburn, Massachusetts. These component product lines were used principally by military customers. Faced with a continued decline in defense business, the Company determined the need for further consolidations to reduce operating costs and enhance its competitive position in commercial electronics markets, principally wireless communications. In the fourth quarter of fiscal year 1994, the Company recorded a repositioning charge of $5.6 million which included charges for employee severance costs of $2.2 million, the write-down of $2.6 million to reduce the carrying value of the Methuen, Massachusetts plant to its estimated net realizable value and costs related to the consolidation of the facilities of $800 thousand. During fiscal 1996, 1995 and 1994 the Company paid severance costs of $531 thousand, $600 thousand and $500 thousand, and consolidation costs of $324 thousand, $300 thousand and $600 thousand, respectively. The $2.6 million write-down of the Methuen plant included $1.2 million for carrying and selling costs through the expected date of disposal. The Methuen plant was carried at $1.9 million at April 2, 1995. During fiscal 1996 and 1995, the Company paid $193 thousand and $500 thousand, respectively, in carrying costs related to the Methuen plant.

In July 1995, the Company sold its Methuen, Massachusetts plant. The Company received the proceeds of $2.5 million and retired $3.5 million of related debt. In order to repay the balance of the debt, the Company borrowed approximately $1.0 million under its line of credit agreement. During the first quarter of fiscal 1996, the Company recorded a $320 thousand repositioning credit, attributable to the reversal of certain accruals for estimated carrying costs, as a result of an earlier than expected disposition of this property. As of March 31, 1996 the remaining $136 thousand of repositioning reserve (reclassed to other accruals) is sufficient to cover the remaining severance payments.

NOTE 7   OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

                                                  MARCH 31,       APRIL 2,
                                                    1996            1995
- --------------------------------------------------------------------------------
  Income taxes.................................   $   489        $   411
  Professional services........................       201            172
  Interest.....................................        18            171
  Miscellaneous................................       448            764
                                                  -------        -------
                                                  $ 1,156        $ 1,518
                                                  =======        =======
- --------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8   INCOME TAXES

Income (loss) before income taxes consisted of (in thousands):

                                                    1996      1995      1994
- --------------------------------------------------------------------------------
  Domestic......................................  $  3,553  $  2,723  $(11,767)
  Foreign.......................................       910       626       571
                                                  --------  --------  --------
                                                  $  4,463  $  3,349  $(11,196)
                                                  ========  ========  ========

The provision for income taxes consisted of (in thousands):

                                                    1996      1995      1994
- --------------------------------------------------------------------------------
  Current income taxes
    Federal.....................................  $     69  $     75  $      -
    State.......................................       108       217       126
    Foreign.....................................       492       210       144
                                                  --------  --------  --------
                                                  $    669  $    502  $    270
                                                  ========  ========  ========
- --------------------------------------------------------------------------------

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows (in thousands):

                                                    1996      1995      1994
- --------------------------------------------------------------------------------
  Tax expense (benefit) at U.S. statutory rate..  $  1,517  $  1,139  $ (3,807)
  State income taxes, net of Federal benefit....        71       143        83
  Operating loss not currently benefited........         -         -     4,044
  Change in valuation allowance.................      (882)     (763)        -
  Other net.....................................       (37)      (17)      (50)
                                                  --------  --------  --------
                                                  $    669  $    502  $    270
                                                  ========  ========  ========
- --------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8   INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and April 2, 1995 are as follows (in thousands):

                                                                                               1996            1995
- -----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Accounts receivable due to bad debts.............................................        $     234       $     293
 Inventories due to reserves and inventory capitalization.........................              729             407
 Accrued liabilities..............................................................              575           1,475
 Deferred compensation............................................................              177             243
 Other............................................................................                6               4
 Net operating loss carryforward..................................................            9,275           9,374
 Charitable contribution carryforward.............................................               32              33
 Short-term capital loss carryforward.............................................                -             160
 Minimum tax credits and state tax credit carryforwards...........................              415             203
                                                                                          ---------       ---------
    Total gross deferred tax assets...............................................           11,443          12,192
    Less valuation allowance......................................................           (8,314)         (9,196)
                                                                                          ---------       ---------
    Net deferred tax assets.......................................................            3,129           2,996
                                                                                          ---------       ---------

Deferred tax liabilities:
 Property, plant and equipment due to depreciation................................           (3,129)         (2,989)
 Other............................................................................                -              (7)
                                                                                          ---------       ---------
    Total gross deferred tax liability............................................           (3,129)         (2,996)
                                                                                          ---------       ---------
    Net deferred tax..............................................................        $       -       $       -
                                                                                          =========       =========
- -----------------------------------------------------------------------------------------------------------------------

The valuation allowance for deferred tax assets as of March 31, 1996 and April 2, 1995 was $8,314,000 and $9,196,000, respectively. The net change in the total valuation allowance for the years ended March 31, 1996 and April 2, 1995 was a decrease of $882,000 and $763,000, respectively.

Cash payments for income taxes were $241,000, $157,000, and $111,000 in fiscal 1996, 1995, and 1994, respectively. As of March 31, 1996, the Company has available for income tax purposes approximately $25,000,000 in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2004. The Company also has minimum tax credit carryforwards of approximately $15,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has state tax credit carryforwards of $400,000 of which $195,000 is available to reduce state income taxes over an indefinite period.

The Company has not recognized a deferred tax liability of approximately $930,000 for the undistributed earnings of its 100 percent owned foreign subsidiaries that arose in 1996 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of March 31, 1996, the undistributed earnings of these subsidiaries were approximately $2.7 million.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

          Restricted Stock Awards

          For fiscal 1996, 1995, and 1994, respectively, a total of 8,500, 31,000, and 5,000 restricted shares of the Company's common stock were granted to certain employees.

          The market value of shares awarded were $51,000, $147,000, and $16,000 for fiscal 1996, 1995, and 1994, respectively. These amounts were recorded as unearned compensation - restricted stock and are shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $61,000, $64,000 and $44,000 in fiscal 1996, 1995, and
          1994, respectively.

LONG-TERM COMPENSATION PLAN

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan
(SERP) for certain key executives. Benefits payable under this plan are based upon the participant's base pay at retirement reduced by proceeds from the exercise of certain stock options. Options vest over a five year period. Benefits earned under the SERP are fully vested at age 55, however, the full amount of accrued benefit will not usually begin until age 65. Compensation expense related to the plan was $62,000, $68,000, and $130,000 in fiscal 1996, 1995, and 1994, respectively. Total benefits accrued under these plans were $515,000 at March 31, 1996 and $453,000 at April 2, 1995.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9   COMMON STOCK (CONTINUED)

A summary of stock option and restricted stock award transactions follows:

                                              NUMBER OF SHARES             OPTION
                                             UNDER OPTIONS AND             PRICES
                                          RESTRICTED STOCK AWARDS         PER SHARE
- -----------------------------------------------------------------------------------------------
Balance, March 28, 1993...................         984,744             $  2.375-$8.75
                                              ------------             --------------
FISCAL YEAR 1994 TRANSACTIONS
  Granted.................................          49,500                 3.25-3.625
  Exercised/vested........................         (33,554)                 2.50-3.75
  Cancelled...............................         (30,126)                 2.50-8.75
                                              ------------             --------------
Balance, April 3, 1994....................         970,564                 2.375-8.75
                                              ------------             ---------------

FISCAL YEAR 1995 TRANSACTIONS
  Granted.................................          87,000                3.875-10.25
  Exercised...............................        (166,590)                2.50-4.625
  Cancelled...............................         (21,749)                2.50-10.25
                                              ------------             --------------
Balance, April  2, 1995...................         869,225                2.375-10.25
                                              ------------             --------------

FISCAL YEAR 1996 TRANSACTIONS
  Granted.................................         115,500                10.00-12.75
  Exercised...............................        (101,096)                2.50-4.625
  Cancelled...............................         (44,242)                2.50-12.75
                                              ------------             --------------
Balance, March 31, 1996...................         839,387             $ 2.375-$12.75
                                              ============             ==============
- -----------------------------------------------------------------------------------------------

                                                  NUMBER OF              NUMBER OF SHARES
                                                   SHARES                  RESERVED FOR
                                                 EXERCISABLE              FUTURE GRANTS
- -----------------------------------------------------------------------------------------------
March 31, 1996............................         469,259                    214,373
- -----------------------------------------------------------------------------------------------

STOCK PURCHASE WARRANTS

In April 1994, the Company amended its line of credit agreement and issued 50,000 stock purchase warrants to Silicon Valley Bank. The warrants are exercisable at $3.75 per share and expire on April 1, 1999.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

On September 12, 1994, the shareholders approved a Non-Qualified Stock
Option Plan for Non-Employee Directors. A total of 50,000 options may be granted under this plan. The option price is the greater of the fair market value of the shares of common stock at the time the option is granted or four dollars ($4.00). Options are exercisable 20% per year. During fiscal 1996, a new director was elected to the Board of Directors and 5,000 non-qualified stock options were issued at $17.875 per share. In fiscal 1995, each of the three directors received 5,000 non-qualified stock options issued at $5.875 per share.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9   COMMON STOCK (CONTINUED)

STOCK PURCHASE PLAN

In December 1989, the Company adopted an employee stock purchase plan. The plan was amended in October 1992 to provide for six month offering periods. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The plan originally provided for purchases by employees of up to an aggregate of 300,000 shares through December 31, 1995. During fiscal 1996, the employee stock purchase plan was amended through December 31, 1998. Shares of 16,836, 28,875, and 29,313 were purchased under this plan in fiscal 1996, 1995, and 1994, respectively.

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

NOTE 10  EMPLOYMENT BENEFIT PLAN

On March 31, 1995, the Company merged its Employee Stock Ownership Plan into the Alpha Industries, Inc. Saving and Retirement Plan also known as the 401(k) plan. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Company contributions are determined by the Company and may be in the form of cash or the Company's stock. Beginning January 1, 1996, the Company will contribute a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service the Company will contribute a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. During fiscal 1996, the Company contributed $101,000 for the first three quarters and accrued a contribution of $208,000 for the fourth quarter of fiscal 1996 that is expected to be distributed in fiscal 1997 in the form of the Company's stock.

Under the previous 401(k) plan all of the Company's employees who were at least 21 years old and had completed one year of service (1,000 hours in a 12 month period) with the Company were eligible to receive a Company matching contribution. The Company contributed $.50 for each $1.00 contributed by employees, up to a maximum Company matching contribution of $500 per employee for fiscal 1995 and 1994. For fiscal years 1995 and 1994, the Company contributed $232,000 and $281,000, respectively.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10  EMPLOYMENT BENEFIT PLAN (CONTINUED)

Under the previous Employee Stock Ownership Plan contributions were determined by the Board of Directors and contributed to a trust created to acquire shares of the Company's common stock and other assets for the exclusive benefit of the participants. The Company accrued a contribution of $226,000 for fiscal 1995 that was distributed during fiscal 1996. No contribution was made for fiscal 1994.

NOTE 11  COMMITMENTS AND CONTINGENCIES

The Company has various operating leases for manufacturing and engineering equipment and buildings. Rent expense amounted to $1,626,000, $1,255,000, and $1,418,000 in fiscal 1996, 1995, and 1994, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases is as follows (in thousands):

      FISCAL YEAR
- --------------------------------------------------------------------------------
      1997..............................   $  1,265
      1998..............................      1,009
      1999..............................        332
      2000..............................         60
      2001..............................         58
      Thereafter........................        407
                                           --------
                                           $  3,131
                                           ========

- --------------------------------------------------------------------------------

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the following two sites: the Spectron, Inc. Superfund site in Elkton, Maryland and the Seaboard Chemical Corporation site in Jamestown, North Carolina. In each case several hundred other companies have also been notified about their potential liability regarding these sites. The Company continues to deny that it has any responsibility with respect to these sites other than as a de minimis party. Management is of the
                                       -- -------
opinion that the outcome of the aforementioned environmental matters will not have a material effect on the Company's operations or financial position.

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

NOTE 12  RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various other corporations, that are either major stockholders or whose director is also a director of the Company. Scientific Components Corporation, currently a beneficial owner of the Company's Common Stock purchased approximately $4.3 million, $1.9 million and $447 thousand of products during fiscal 1996, 1995 and 1994, respectively. In addition, a director of the Company is also a director of Scientific Atlanta, Inc. During fiscal 1996, 1995 and 1994, Scientific Atlanta, Inc. purchased approximately $1.2 million, $766 thousand, $326 thousand of product, respectively.

                         INDEPENDENT AUDITORS' REPORT



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at March 31, 1996 and April 2, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP


Boston, Massachusetts
May 10, 1996

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1996, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1996, which section is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1996, which section is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 1996, which section is incorporated herein by reference.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Index to Financial Statements

          The financial statements filed as part of this report are listed on the index appearing on page 14.


     2.   Index to Financial Statement Schedules

     The following financial statement schedule is filed as part of this report (page references are to this report):

          Schedule II    Valuation and Qualifying Accounts (page 38)

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


     3.   Exhibits

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

               (f) Credit Agreement dated September 29, 1995 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank. (Filed as
                    Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 1, 1995)* and amended and restated promissory notes dated as of October 31, 1995 (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995)*.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


          (10) Material Contracts.

               (a) Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

               (b) Alpha Industries, Inc., Employee Stock Purchase Plan as amended October 22, 1992 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 22, 1995. (1)

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

          (21) Subsidiaries of the Registrant

          (23) Consent of Independent Auditors.

          (27) Financial Data Schedule.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1996.

_______________
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

(1) Management Contracts.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALPHA INDUSTRIES, INC.
                            (REGISTRANT)

                            By: /s/ MARTIN J. REID
                                ------------------------------
                                Martin J. Reid, President

Date:  June 21, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 21, 1996.




SIGNATURE AND TITLE                     SIGNATURE AND TITLE
- -------------------                     -------------------


/s/ GEORGE S. KARIOTIS                  /s/ ARTHUR PAPPAS
- ------------------------------          ----------------------------
George S. Kariotis                      Arthur Pappas
Chairman of the Board                   Director


/s/ MARTIN J. REID                      /s/ RAYMOND SHAMIE
- ------------------------------          ----------------------------
Martin J. Reid                          Raymond Shamie
Chief Executive Officer                 Director
President and Director


/s/ DAVID J. ALDRICH                    /s/ SIDNEY TOPOL
- ------------------------------          ----------------------------
David J. Aldrich                        Sidney Topol
Chief Financial Officer                 Director
Principal Financial Officer

/s/ PAUL E. VINCENT                     /s/ CHARLES A. ZRAKET
- ------------------------------          ----------------------------
Paul E. Vincent                         Charles A. Zraket
Controller                              Director
Chief Accounting Officer

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                               CHARGED
                                               BALANCE AT      TO COSTS                     BALANCE AT
                                               BEGINNING         AND                          END OF
  DESCRIPTION                                   OF YEAR        EXPENSES      DEDUCTIONS        YEAR
- -------------------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31, 1996
 Allowance for doubtful accounts..............  $   783         $    60      $   209       $   634
 Allowance for estimated losses on contracts..  $   117         $     -      $    93       $    24

YEAR ENDED APRIL 2, 1995
 Allowance for doubtful accounts..............  $   945         $    60      $   222       $   783
 Allowance for estimated losses on contracts..  $   593         $     -      $   476       $   117

YEAR ENDED APRIL 3, 1994
 Allowance for doubtful accounts..............  $   293         $   663      $    11       $   945
 Allowance for estimated losses on contracts..  $   448         $   145      $     -       $   593

- ---------------------------------------------------------------------------------------------------------------

38