Form 10-Q
period 1996-06-30
ALPHA INDUSTRIES INC
filed 1996-08-13
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

        Yes   X        No
           --------      --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    CLASS                         OUTSTANDING AT JULY 28, 1996
        COMMON STOCK, PAR VALUE $.25 PER SHARE              9,754,439

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------



                               TABLE OF CONTENTS

- --------------------------------------------------------------------------------

                                                                                 PAGE
PART 1  FINANCIAL INFORMATION

  Item 1 - Financial Statements

     Consolidated Balance Sheets - June 30, 1996 and March 31, 1996...........    3

     Consolidated Statements of Income - Quarters Ended June 30, 1996
     and July 2, 1995.........................................................    4

     Consolidated Statements of Cash Flows - Quarters Ended
     June 30, 1996 and July 2, 1995...........................................    5

     Notes to Consolidated Financial Statements...............................    6

  Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................    7


PART 2  OTHER INFORMATION

  Item 1 - Legal Proceedings..................................................    9

  Item 6 - Exhibits and Reports on Form 8-K...................................    9

- --------------------------------------------------------------------------------

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

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

                                                                                 JUNE 30,        MARCH 31,
                                                                                  1996             1996
                                                                                (UNAUDITED)     (AUDITED)
- -----------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
   Cash and cash equivalents at cost (approximates market)...................    $  4,369        $ 11,326
   Short-term investments....................................................       5,615           4,143
   Accounts receivable.......................................................      15,593          17,688
   Inventories (Note 1)......................................................      14,399          12,015
   Prepayments and other current assets......................................       1,044           1,379
                                                                                 --------        --------
      Total current assets...................................................      41,020          46,551
                                                                                 --------        --------
  Property, plant and equipment, less accumulated depreciation and
   amortization of $51,226 and $49,908.......................................      29,124          28,136
  Other assets...............................................................         720             736
                                                                                 --------        --------
                                                                                 $ 70,864        $ 75,423
                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Current maturities of long-term debt......................................    $    321        $    332
   Current maturities of capital lease obligations...........................         414             443
   Accounts payable..........................................................       5,921           7,075
   Payroll, commissions and related expenses.................................       5,141           4,898
   Other accrued liabilities.................................................         993           1,156
                                                                                 --------        --------
      Total current liabilities..............................................      12,790          13,904
                                                                                 --------        --------
  Long-term debt.............................................................       2,495           2,565
                                                                                 --------        --------
  Long-term capital lease obligations........................................         494             565
                                                                                 --------        --------
  Other long-term liabilities................................................         908             856
                                                                                 --------        --------

  Commitments and contingencies (Note 4)

  Stockholders' equity
    Common stock par value $.25 per share: authorized
     30,000,000 shares; issued 9,978,235 and 9,938,587 shares................       2,495           2,484
    Additional paid-in capital...............................................      53,509          53,468
  Retained earnings (accumulated deficit)....................................      (1,368)          2,056
    Less - Treasury shares 249,052 shares at cost............................         321             321
           Unearned compensation-restricted stock............................         138             154
                                                                                 --------        --------
       Total stockholders' equity............................................      54,177          57,533
                                                                                 --------        --------
                                                                                 $ 70,864        $ 75,423
                                                                                 ========        ========
- -----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------


CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

                                                        First Quarter Ended
                                                      June 30,      July 2,
                                                       1996          1995
- ------------------------------------------------------------------------------
Net sales...........................................  $ 20,066      $ 22,434
 Cost of sales......................................    16,274        15,052
 Research and development expenses..................     2,488         1,787
 Selling and administrative expenses................     5,387         4,429
 Repositioning credit (Note 2)......................         -          (320)
                                                      --------      --------
Operating income (loss).............................    (4,083)        1,486
Interest expense....................................      (117)         (209)
Interest income and other, net......................       172            33
                                                      --------      --------
Income (loss) before income taxes...................    (4,028)        1,310
Provision (credit) for income taxes.................      (604)          196
                                                      --------      --------
Net income (loss)...................................  $ (3,424)     $  1,114
                                                      ========      ========
Net income (loss) per share.........................  $  (0.35)     $   0.14
                                                      ========      ========
Weighted average common shares and common
 share equivalents (Note 3).........................     9,703         8,171
                                                      ========      ========
- ------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

                                                                       First Quarter Ended
                                                                      June 30,        July 2,
                                                                       1996            1995
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)..................................................  $ (3,424)       $  1,114
 Adjustments to reconcile net income (loss) to net cash
  used for operations:
  Depreciation and amortization of property, plant and equipment....     1,318           1,163
  Amortization of unearned compensation - restricted stock, net.....        16              15
  Repositioning credit..............................................         -            (320)
  Increase in other liabilities and long-term benefits..............        52              46
  Decrease (increase) in other assets...............................        12             (35)
  Change in assets and liabilities:
   Accounts receivable..............................................     2,095          (1,917)
   Inventories......................................................    (2,384)           (582)
   Other current assets.............................................       335             (33)
   Accounts payable.................................................    (1,154)         (1,186)
   Other accrued liabilities and expenses...........................        80             819
   Repositioning reserve............................................         -            (136)
                                                                      --------        --------
    Net cash used for operations....................................    (3,054)         (1,052)
                                                                      --------        --------
Cash flows from investing activities:
 Purchases of short-term investments................................    (2,475)              -
 Maturities of short-term investments...............................     1,003               -
 Additions to property, plant and equipment.........................    (2,306)         (1,329)
                                                                      --------        --------
    Net cash used in investing activities...........................    (3,778)         (1,329)
                                                                      --------        --------
Cash flows from financing activities:
 Proceeds from notes payable........................................         -           1,150
 Payments on long-term debt.........................................       (81)            (93)
 Deferred charges related to long-term debt.........................         4               2
 Payments on capital lease obligations..............................      (100)            (99)
 Exercise of stock options..........................................        52              84
                                                                      --------        --------
    Net cash (used in) provided from financing activities...........      (125)          1,044
                                                                      --------        --------
Net decrease in cash and cash equivalents...........................    (6,957)         (1,337)
Cash and cash equivalents, beginning of period......................    11,326           3,510
                                                                      --------        --------
Cash and cash equivalents, end of period............................  $  4,369        $  2,173
                                                                      ========        ========
- ------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Capital lease obligations of $206 thousand were incurred during the quarter ended July 2, 1995 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)



NOTE 1    INVENTORIES

                                                       JUNE 30,    MARCH 31,
 Inventories consist of the following (in thousands):    1996        1996
- --------------------------------------------------------------------------------
  Raw materials.................................       $  6,209    $  4,878
  Work-in-process...............................          5,696       5,830
  Finished goods................................          2,494       1,307
                                                       --------    --------
                                                       $ 14,399    $ 12,015
                                                       ========    ========
- --------------------------------------------------------------------------------


NOTE 2 REPOSITIONING CREDIT

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

NOTE 3  EARNINGS PER SHARE

Earnings per common share for the three months ended June 30, 1996 and July 2, 1995 were computed using the weighted average number of outstanding common shares plus common stock equivalents, if applicable, of 9,703,175 and 8,170,954 shares, respectively.

NOTE 4  COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------



                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 totaled $20.1 million compared with sales of $22.4 million for the same period last year. New orders received for the first quarter of fiscal 1997 were $15.3 million compared with $26.3 million for the same period last year. The decrease in sales and orders was due to the softening in the wireless telecommunications industry, the delayed rollout of the Personal Communication System (PCS) and by the decision to exit certain non-strategic activities. Orders for the current quarter were somewhat lower than expected, due to the cancellation of approximately $2.5 million of orders in certain non-strategic technology contracts. These technology contracts represented system development programs that were inconsistent with our core strategic direction and included an unacceptably high level of financial risk. In addition, there were delays in finalizing two sole source military contracts that the Company expects to book in the second quarter.

Gross profit for the first quarter of fiscal 1997 totaled $3.8 million compared with $7.4 million for the comparable period last year. Lower margins are the result of lower sales volumes and rising costs due to added manufacturing capacity during fiscal 1996. In anticipation of the demand for wireless communication products increasing over the second half of fiscal 1997, the Company has decided to maintain its current levels of manufacturing capacity for MMICs, discrete semiconductors and ceramic products.

Research and development expenses increased for the first quarter of fiscal 1997 to $2.5 million, or 12% of sales, as compared with $1.8 million or 8% of sales for the same period last year. The increase in research and development reflects the continued investment by the Company in the GaAs MMIC and ceramic product lines. The Company will continue to invest in product and process development in order to address the demands of its targeted wireless markets.

Selling and administrative expenses increased to $5.4 million or 27% of sales for the first quarter of fiscal 1997, as compared with the same period last year of $4.4 million or 20% of sales. The increase in selling and administrative expenses is primarily the result of recognizing severance costs related to various corporate executives.

Interest expense decreased for the first quarter of fiscal 1997 to $117 thousand from $209 thousand as a result of the Company having less short-term borrowings. Whereas, interest income from the first quarter of fiscal 1997, increased $157 thousand, mainly due to interest earned on funds received from the secondary stock offering that was completed during the third quarter of fiscal 1996.

The Company recognized a 15% income tax benefit for the first quarter of fiscal 1997 compared to the current federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the expected utilization of net operating loss carryforwards.

The Company reported a net loss for the first quarter of fiscal 1997 of $3.4 million or $0.35 per share compared with a net income of $1.1 million or $0.14 per share for the comparable period last year. As reported in the Company's Annual Report Form 10-K, the Company anticipated a loss of $0.24 to $0.27 per share for the first quarter of fiscal 1997 however, the loss was larger than expected due to the recognition of $0.08 per share of severance costs for various corporate executives.

- --------------------------------------
Alpa Industries, Inc. and Subsidiaries
- --------------------------------------

FINANCIAL CONDITION

At June 30, 1996, working capital totaled $28.2 million and included $10 million in cash, cash equivalents, and short-term investments, compared with $32.6 million of working capital at the end of fiscal 1996. Cash decreased $7 million during the first quarter of fiscal 1997 as a result of a $3.4 million loss, further investments in inventories and capital expenditures, as well as, decreasing accounts payable. Capital expenditures were primarily for the expansion of the ceramic manufacturing facilities, further automation of the semiconductor wafer fab operations and the MMIC and discrete semiconductor assembly and test areas. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand begins to return. In addition to the proceeds received from the secondary offering, the Company also has two lines of credit available for a total of $12.5 million. The Company entered into a $7.5 million working capital line of credit agreement which expires on August 1, 1997, and a $5 million equipment line of credit which expires on August 31, 1996. At June 30, 1996 there was $1 million outstanding under the equipment line of credit. The Company expects to draw down the remaining balance of its equipment line of credit prior to its expiration.

With the funds raised from the secondary offering and the lines of credit available, the Company believes it has adequate funds to support its current operating needs. The Company will continue to evaluate other available financing such as low interest financing for the capital expansion of its ceramic manufacturing business and any other sources that may become available.

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------



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

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------

          (10) Material Contracts.

               (a) Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

               (b) Alpha Industries, Inc., Employee Stock Purchase Plan as amended October 22, 1992 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 22, 1995 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996)*. (1)

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

- ---------------------------------------
Alpha Industries, Inc. and Subsidiaries
- ---------------------------------------

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

          (27) Financial Data Schedule.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1996.


__________________

*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

**Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.

(1) Management Contracts.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 1996
      --------------


                              Alpha Industries, Inc. and Subsidiaries
                              ---------------------------------------
                                             Registrant




                              /s/ Thomas C. Leonard
                              ---------------------------------------
                              Thomas C. Leonard
                              Chief Executive Officer
                              President



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