Form 10-Q
period 1996-09-29
ALPHA INDUSTRIES INC
filed 1996-11-13
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_____________________to_______________________

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

        Yes      X                 No
              ------                  ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 27, 1996
Common Stock, par value $.25 per share                     9,887,288

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page

Part 1  FINANCIAL INFORMATION

Item 1 - Financial Statements

        Consolidated Balance Sheets - September 29, 1996 and March 31, 1996... 3

        Consolidated Statements of Income - Quarters and Six Months Ended
        September 29, 1996 and October 1, 1995................................ 4

        Consolidated Statements of Cash Flows - Six Months Ended
        September 29, 1996 and October 1, 1995................................ 5

        Notes to Consolidated Financial Statements............................ 6

Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................. 7


Part 2   OTHER INFORMATION

Item 1 - Legal Proceedings.................................................... 9

Item 4 - Submission of Matters to a Vote of Security Holders.................. 9

Item 6 - Exhibits and Reports on Form 8-K..................................... 9

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                   Sept. 29,    March 31,
                                                                     1996        1996
                                                                  (unaudited)  (audited)
-----------------------------------------------------------------------------------------
Assets

 Current assets
        Cash and cash equivalents at cost........................  $  7,118     $ 11,326
        Short-term investments (approximates market).............     3,039        4,143
        Accounts receivable......................................    15,410       17,688
        Inventories (Note 1).....................................    13,094       12,015
        Prepayments and other current assets.....................     1,079        1,379
                                                                     ------       ------
              Total current assets...............................    39,740       46,551
                                                                     ------       ------
 Property, plant and equipment, less accumulated depreciation
        and amortization of $52,632 and $49,908..................    29,269       28,136
 Other assets....................................................       716          736
                                                                     ------       ------
                                                                   $ 69,725     $ 75,423
                                                                     ======       ======
Liabilities And Stockholders' Equity

 Current liabilities

        Current maturities of long-term debt.....................  $  1,975     $    332
        Current maturities of capital lease obligations..........       385          443
        Accounts payable.........................................     4,771        7,075
        Payroll, commissions and related expenses................     5,264        4,898
        Other accrued liabilities................................     1,138        1,156
                                                                     ------       ------
              Total current liabilities..........................    13,533       13,904
                                                                     ------       ------
 Long-term debt..................................................     4,583        2,565
                                                                     ------       ------
 Long-term capital lease obligations.............................       410          565
                                                                     ------       ------
 Other long-term liabilities.....................................       941          856
                                                                     ------       ------
 Commitments and contingencies (Note 3)

 Stockholders' equity
        Common stock par value $.25 per share: authorized
            30,000,000 shares; issued 10,090,075 and
            9,938,587 shares.....................................     2,523        2,484
        Additional paid-in capital...............................    54,217       53,468
        Retained earnings (accumulated deficit)..................    (6,096)       2,056
        Less - Treasury shares 203,812 and 249,052 shares
               at cost...........................................       262          321
               Unearned compensation-restricted stock............       124          154
                                                                     ------       ------
              Total stockholders' equity.........................    50,258       57,533
                                                                     ------       ------
                                                                   $ 69,725     $ 75,423
                                                                     ======       ======
-----------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                 Second Quarter Ended               Six Months Ended
                                               Sept. 29,       Oct. 1,           Sept. 29,       Oct. 1,
                                                  1996          1995                1996          1995
---------------------------------------------------------------------------------------------------------
Net sales.................................   $  20,137       $  23,733       $  40,203       $  46,167
  Cost of sales...........................      17,318          15,836          33,592          30,888
  Research and development expenses.......       2,470           2,128           4,958           3,915
  Selling and administrative expenses.....       4,451           4,308           9,838           8,737
  Repositioning credit....................           -               -               -            (320)
                                             ---------       ---------        --------        --------
Operating income (loss)...................      (4,102)          1,461          (8,185)          2,947
Interest expense..........................        (130)           (232)           (247)           (441)
Interest income and other, net............         108              44             280              77
                                             ---------       ---------        --------        --------
Income (loss) before income taxes.........      (4,124)          1,273          (8,152)          2,583
Provision for income taxes................         604             192               -             388
                                             ---------       ---------        --------        --------
Net income (loss).........................   $  (4,728)      $   1,081       $  (8,152)      $   2,195
                                             =========       =========        ========        ========
Net income (loss) per share...............   $   (0.48)      $    0.13       $   (0.83)      $    0.27
                                             =========       =========        ========        ========
Weighted average common shares and
  common share equivalents (Note 2).......       9,820           8,208           9,764           8,196
                                             =========       =========        ========        ========
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                                  Six Months Ended
                                                                                              Sept. 29,      Oct. 1,
                                                                                                1996          1995
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income (loss).............................................................       $  (8,152)     $  2,195
        Adjustments to reconcile net income (loss) to net cash provided from
                (used for) operations:
                Depreciation and amortization of property, plant and equipment........           2,724         2,561
                Contribution of treasury shares to Savings and Retirement Plan........             410           220
                Amortization of unearned compensation - restricted stock, net.........              27            30
                Repositioning credit..................................................               -          (320)
                Increase in other liabilities and long-term benefits..................              85            92
                Decrease (increase) in other assets...................................              11          (305)
                Change in assets and liabilities:
                   Accounts receivable................................................           2,278        (2,604)
                   Inventories........................................................          (1,079)       (1,377)
                   Other current assets...............................................             300           191
                   Accounts payable...................................................          (2,304)         (372)
                   Other accrued liabilities and expenses.............................             348           455
                   Repositioning reserve..............................................               -          (366)
                                                                                                ------        ------
                      Net cash provided from (used for) operations....................          (5,352)          400
                                                                                                ------        ------
Cash flows from investing activities:
        Proceeds from sale of building................................................               -         2,465
        Purchases of short-term investments...........................................          (2,475)            -
        Maturities of short-term investments..........................................           3,579             -
        Additions to property, plant and equipment....................................          (3,857)       (3,595)
                                                                                                ------        ------
                      Net cash used in investing activities...........................          (2,753)       (1,130)
                                                                                                ------        ------
Cash flows from financing activities:
        Proceeds from notes payable...................................................           3,952         3,033
        Payments on long-term debt....................................................            (291)       (3,657)
        Deferred charges related to long-term debt....................................               9             4
        Payments on capital lease obligations.........................................            (213)         (237)
        Proceeds from sale of stock...................................................              39            64
        Exercise of stock options.....................................................             401           117
                                                                                                ------        ------
                      Net cash (used in) provided from financing activities...........           3,897          (676)
                                                                                                ------        ------
Net decrease in cash and cash equivalents.............................................          (4,208)       (1,406)
Cash and cash equivalents, beginning of period........................................          11,326         3,510
                                                                                                ------        ------
Cash and cash equivalents, end of period..............................................        $  7,118       $ 2,104
                                                                                                ======        ======
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Capital lease obligations of $305 thousand were incurred during the six months ended October 1, 1995 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)


NOTE 1   INVENTORIES

                                                                      Sept. 29,       March 31,
Inventories consist of the following (in thousands):                     1996           1996
-----------------------------------------------------------------------------------------------

        Raw materials........................................     $     6,403      $    4,878
        Work-in-process......................................           4,001           5,830
        Finished goods.......................................           2,690           1,307
                                                                  -----------      ----------
                                                                  $    13,094      $   12,015
                                                                  ===========      ==========
-----------------------------------------------------------------------------------------------

NOTE 2   EARNINGS PER SHARE

Earnings (loss) per common share for the six months ended September 29, 1996 and October 1, 1995 were computed using the weighted average number of outstanding common shares plus common stock equivalents, if applicable, of 9,764,148 and 8,195,853 shares, respectively.

NOTE 3   COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the first six months of fiscal 1997 totaled $40.2 million compared with sales of $46.2 million for the same period last year. Sales for the second quarter of fiscal 1997 totaled $20.1 million, compared with $23.7 million for the comparable period last year. New orders received for the first half of fiscal 1997 were $35.8 million compared with $52.5 million for the same period last year. New orders received in the second quarter totaled $20.5 million, compared with $26.2 million for the same period last year. The decrease in sales and orders for the quarter was due to the slower than expected receipt of new orders for ceramic products and millimeter wave digital radio components. Year-to-date sales and orders were impacted by the above as well as a softening in the wireless telecommunications industry, the delayed rollout of the Personal Communication System (PCS) and by the decision to exit certain non-strategic activities.

Gross profit for the first half of fiscal 1997 totaled $6.6 million compared with $15.3 million for the comparable period last year. Gross profit for the second quarter was $2.8 million compared with $7.9 million for the same period last year. Lower margins are the result of lower sales volumes, rising costs due to manufacturing capacity added during fiscal 1996, reserves for excess inventory and a loss on a filter order. The inventory write-down of $1.5 million resulted from shifts in demand away from certain ceramic products at Trans-Tech, Inc., the Company's subsidiary. A loss on a filter order of $500 thousand occurred when a customer redesigned the end product, requiring the Company to scrap certain finished parts and materials and to issue credits for returned product that was no longer required by the customer. In anticipation of the demand for wireless communication products increasing over the second half of fiscal 1997, the Company has decided to maintain or increase its current levels of manufacturing capacity for MMICs, discrete semiconductors and ceramic products in its U.S. facilities. In particular, the Company is expanding its GaAs MMIC capacity to handle four inch wafers and is in the process of adding a third shift to the GaAs fab.

Research and development expenses increased 27% for the first six months of fiscal 1997 to $5.0 million, or 12% of sales, as compared with $3.9 million or 9% of sales for the same period last year. For the second quarter ended September 29, 1996 research and development increased 16% to $2.5 million, or 12% of sales as compared to $2.1 million or 9% of sales. The increase in research and development reflects the continued investment by the Company in the GaAs MMIC and ceramic product lines.

Selling and administrative expenses increased 13% to $9.8 million or 25% of sales for the first half of fiscal 1997, as compared with the same period last year of $8.7 million or 19% of sales. For the second quarter ended September 29, 1996, selling and administrative expenses increased 3% to $4.5 million, or 22% of sales, as compared to $4.3 million or 18% of sales. The year-to-date increase in selling and administrative expenses is primarily the result of recognizing severance costs related to various corporate executives. The increase in selling and administrative expenses for the second quarter reflects an increase in sales and marketing activities directed toward expanded customer service and market penetration.

Interest expense for the first six months and quarter ended September 29, 1996 decreased $194 thousand and $102 thousand, respectively, over the comparable periods last year. Interest income for the first six months and quarter ended September 29,1996 increased $246 thousand and $89 thousand, respectively, over the same periods last year. Funds received from the secondary stock offering that was completed during the third quarter of fiscal 1996, were used to reduce debt and increase short-term investments thereby resulting in decreased interest expense and increased interest income.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The Company reversed the income tax benefit of $604 thousand recorded in the first quarter of fiscal 1997 because the Company no longer anticipates that fiscal 1997 operations will be profitable.

For the first half of fiscal 1997, the Company reported a net loss of $8.2 million or $0.83 per share compared with a net income of $2.2 million or $0.27 per share for the comparable period last year. For the second quarter ended, the Company reported a net loss of $4.7 million or $0.48 per share, compared with net income of $1.1 million or $0.13 per share for the comparable period last year.

The Company announced on November 4, 1996 that it intends to divest its European ceramics manufacturing operation, Trans Tech Europe, and its digital radio subsystem product line. The Trans Tech Europe manufacturing operation has provided ceramic manufacturing capacity at a higher cost than our U.S. operation, which, coupled with improved efficiencies in Maryland, have made the European operation unnecessary. Similarly, the divestiture of the digital radio subsystem product line will remove the disproportionate risk and cost associated with the manufacture of these highly complex and low-volume, low-margin subsystems, which have led to some past unpredictability in the Company's operating results. The Company expects to take any associated charges related to these divestitures in the third quarter of fiscal 1997. The Company is working to achieve favorable terms for the divestitures, but these charges are not expected to exceed $2.6 million or $0.26 per share for the least favorable outcome.

FINANCIAL CONDITION

At September 29, 1996, working capital totaled $26.2 million and included
$10.2 million in cash, cash equivalents, and short-term investments, compared with $32.6 million of working capital at the end of fiscal 1996. Cash decreased $4.2 million during the first half of fiscal 1997 as a result of an $8.2 million loss, further investments in inventories and capital expenditures, as well as, decreasing accounts payable. Capital expenditures were primarily for continued automation of the semiconductor wafer fab operations and the MMIC and discrete semiconductor assembly and test areas, as well as, for the improved manufacturing capabilities of the ceramic manufacturing facilities. The Company remains committed to adding the required capacity needed to service the wireless markets as demand begins to return and therefore is expanding its GaAs Fab to handle four inch wafer capability. During the quarter, the Company funded its capital expenditures by drawing down $4 million against its equipment line of credit. The equipment line of credit was converted to a three year term loan and at September 29, 1996, the total outstanding balance was $4.8 million.

With cash, cash equivalents and short-term investments of $10.2 million and a $7.5 million line of credit available, the Company believes it has adequate funds to support its current operating needs. The Company will continue to evaluate other available financing such as low interest financing for the capital expansion of its ceramic manufacturing business and any other sources that may become available.

Safe Harbor Statement - Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. The Company's results could differ materially based on various factors, including without limitation: cancellation or deferral of customer orders, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications (including PCS), difficulty in divesting the above-mentioned business operations (including the possibility that the Company may be unable to structure acceptable transactions), difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, or changes in economic conditions. Further information on factors that could affect the Company's financial results is included in the Company's periodic reports filed with the S.E.C., including the most recent Form 10-K and subsequent Form 10-Qs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 9, 1996, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

(b) At the Meeting, the Stockholders elected Martin J. Reid and Sidney Topol as Class 1 Directors each to hold office for a three-year term until the 1999 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. Votes were cast as follows: Mr. Reid 6,552,813 for and 1,793,058 withheld, Mr. Topol 8,191,903 for and 153,968 withheld.

(c) At the Meeting, the Stockholders voted to approve the 1996 Long-Term Incentive Plan. A total of 5,375,684 shares were voted in favor of approving the 1996 Long-Term Incentive Plan 639,756 shares were voted against, 68,634 shares abstained from voting and 3,670,365 shares did not vote.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

     (r)   Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc.

 (11)    Statement re computation of per share earnings**.

 (27)    Financial Data Schedule.

     (b)   Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 29, 1996.
-----------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

**Reference is made to Note 2 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 2 is hereby incorporated by reference herein.

(1) Management Contracts.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 1996
      ----------------

                    Alpha Industries, Inc. and Subsidiaries
                    ---------------------------------------
                                  Registrant

                    /s/ Thomas C. Leonard
                    ------------------------------------
                    Thomas C. Leonard
                    Chief Executive Officer and Director
                    President

                    /s/ David J. Aldrich
                    -------------------------------------
                    David J. Aldrich
                    Chief Financial Officer
                    Principal Financial Officer

                    /s/ Paul E. Vincent
                    --------------------------------------
                    Paul E. Vincent
                    Corporate Controller
                    Principal Accounting Officer