Form 10-Q
period 1996-12-29
ALPHA INDUSTRIES INC
filed 1997-02-11
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________________

Commission file number 1-5560
                       ------

                            ALPHA INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


           DELAWARE                             04-2302115
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


 20 SYLVAN ROAD, WOBURN, MASSACHUSETTS             01801
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including       (617) 935-5150
              area code:

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes      X               No________________
           ------------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                           OUTSTANDING AT JANUARY 26, 1997

COMMON STOCK, PAR VALUE $.25 PER SHARE                    9,939,886

Alpha Industries, Inc. and Subsidiaries


                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                            PAGE
PART 1    FINANCIAL INFORMATION

 Item 1 - Financial Statements

     Consolidated Balance Sheets - December 29, 1996 and March 31, 1996..................   3

     Consolidated Statements of Income - Quarters and Nine Months Ended
     December 29, 1996 and December 31, 1995.............................................   4

     Consolidated Statements of Cash Flows - Nine Months Ended
     December 29, 1996 and December 31, 1995.............................................   5

     Notes to Consolidated Financial Statements..........................................   6

 Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................................   7

PART 2    OTHER INFORMATION

 Item 1 - Legal Proceedings..............................................................   9

 Item 6 - Exhibits and Reports on Form 8-K...............................................   9

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

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                      DEC. 29,           MARCH 31,
                                                                                        1996               1996
                                                                                     (UNAUDITED)         (AUDITED)
--------------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
    Cash and cash equivalents at cost.............................................     $ 2,000            $11,326
    Short-term investments (approximates market)..................................       3,046              4,143
    Accounts receivable...........................................................      17,431             17,688
    Inventories (Note 1)..........................................................      12,545             12,015
    Prepayments and other current assets..........................................         984              1,379
                                                                                       -------            -------
      Total current assets........................................................      36,006             46,551
                                                                                       -------            -------
  Property, plant and equipment, less accumulated depreciation and
    amortization of $54,285 and $49,908............................................     29,952             28,136
  Other assets.....................................................................        609                736
                                                                                       -------            -------
                                                                                       $66,567            $75,423
                                                                                       =======            =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Current maturities of long-term debt...........................................    $ 1,954            $   332
    Current maturities of capital lease obligations................................        357                443
    Accounts payable...............................................................      4,240              7,075
    Payroll and related expenses...................................................      4,768              4,898
    Other accrued liabilities......................................................      1,382              1,156
                                                                                       -------            -------
      Total current liabilities....................................................     12,701             13,904
                                                                                       -------            -------
   Long-term debt..................................................................      4,099              2,565
                                                                                       -------            -------
   Long-term capital lease obligations.............................................        330                565
                                                                                       -------            -------
   Other long-term liabilities.....................................................        965                856
                                                                                       -------            -------
   Commitments and contingencies (Note 3)
   Stockholders' equity
    Common stock par value $.25 per share: authorized
      30,000,000 shares; issued 10,112,560 and 9,938,587 shares...................       2,528              2,484
    Additional paid-in capital....................................................      54,450             53,468
    Retained earnings (accumulated deficit).......................................      (8,171)             2,056
    Less - Treasury shares 176,194 and 249,052 shares at cost.....................         109                321
           Unearned compensation-restricted stock.................................         226                154
                                                                                       -------            -------
      Total stockholders' equity..................................................      48,472             57,533
                                                                                       -------            -------
                                                                                       $66,567            $75,423
                                                                                       =======            =======
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                 THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                 DEC. 29,   DEC. 31,      DEC. 29,   DEC. 31,
                                                   1996      1995           1996       1995
-----------------------------------------------------------------------------------------------
 Net sales...................................    $22,287     $25,237      $ 62,490     $71,404
  Cost of sales..............................     17,046      16,684        50,638      47,572
  Research and development expenses..........      2,275       2,366         7,233       6,281
  Selling and administrative expenses........      4,953       4,384        14,791      13,121
  Repositioning credit.......................          -           -             -        (320)
                                                 -------     -------      --------     -------
 Operating income (loss).....................     (1,987)      1,803       (10,172)      4,750
 Interest expense............................       (183)       (211)         (430)       (652)
 Interest income and other, net..............         95          98           375         175
                                                 -------     -------      --------     -------
 Income (loss) before income taxes...........     (2,075)      1,690       (10,227)      4,273

 Provision for income taxes..................          -         253             -         641
                                                 -------     -------      --------     -------
 Net income (loss)...........................    $(2,075)    $ 1,437      $(10,227)    $ 3,632
                                                 =======     =======      ========     =======
 Net income (loss) per share.................    $ (0.21)    $  0.16      $  (1.04)    $  0.43
                                                 =======     =======      ========     =======
 Weighted average common shares and common
  share equivalents (Note 2).................      9,912       8,870         9,814       8,391
                                                 =======     =======      ========     =======
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                        NINE MONTHS ENDED
                                                                       DEC. 29,    DEC. 31,
                                                                        1996         1995
--------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss)......................................................  $(10,227)  $ 3,632
 Adjustments to reconcile net income (loss) to net cash provided from
  (used for) operations:
  Depreciation and amortization of property, plant and equipment........     4,377     3,485
  Contribution of treasury shares to Savings and Retirement Plan........       628       220
  Amortization of unearned compensation - restricted stock, net.........        39        45
  Repositioning credit..................................................         -      (320)
  Increase in other liabilities and long-term benefits..................       109       139
  Decrease (increase) in other assets...................................       124      (349)
  Change in assets and liabilities:
   Accounts receivable..................................................       257    (2,974)
   Inventories..........................................................    (  530)   (2,464)
   Other current assets.................................................       395       (60)
   Accounts payable.....................................................    (2,835)      475
   Other accrued liabilities and expenses...............................        96       709
   Repositioning reserve................................................         -      (753)
                                                                          --------   -------
    Net cash provided from (used for) operations........................    (7,567)    1,785
                                                                          --------   -------
Cash flows from investing activities:
 Proceeds from sale of building.........................................         -     2,465
 Purchases of short-term investments....................................    (3,521)        -
 Maturities of short-term investments...................................     4,618         -
 Additions to property, plant and equipment.............................    (6,193)   (6,592)
                                                                          --------   -------
    Net cash used in investing activities...............................    (5,096)   (4,127)
                                                                          --------   -------
Cash flows from financing activities:
 Proceeds from notes payable............................................     3,952       624
 Payments on long-term debt.............................................      (796)   (5,730)
 Deferred charges related to long-term debt.............................         3         6
 Payments on capital lease obligations..................................      (321)     (325)
 Proceeds from sale of stock............................................        39    25,350
 Exercise of stock options..............................................       460       154
                                                                          --------   -------
    Net cash (used in) provided from financing activities...............     3,337    20,079
                                                                          --------   -------
Net increase (decrease) in cash and cash equivalents....................    (9,326)   17,737
Cash and cash equivalents, beginning of period..........................    11,326     3,510
                                                                          --------   -------
Cash and cash equivalents, end of period................................  $  2,000   $21,247
                                                                          ========   =======
--------------------------------------------------------------------------------------------

Supplemental Disclosures:
Capital lease obligations of $315 thousand were incurred during the nine months ended December 31, 1995 when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 INVENTORIES

                                                         DEC. 29,   MARCH 31,
 Inventories consist of the following (in thousands):     1996        1996
--------------------------------------------------------------------------------
   Raw materials......................................  $  6,219    $  4,878
   Work-in-process....................................     3,935       5,830
   Finished goods.....................................     2,391       1,307
                                                        --------    --------
                                                        $ 12,545    $ 12,015
                                                        ========    ========
--------------------------------------------------------------------------------

NOTE 2 EARNINGS PER SHARE

Earnings (loss) per common share for the nine months ended December 29, 1996 and December 31, 1995 were computed using the weighted average number of outstanding common shares plus common stock equivalents, if applicable, of 9,813,585 and 8,390,910 shares, respectively.


NOTE 3 COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

The Company is exploring a number of alternatives to divest its European ceramics manufacturing operation and its digital radio subsystem product line. In addition, the Company is finalizing a program to resize Trans-Tech, Inc.'s
(TTI) operations in Maryland to match the current order flow. This program will occur in the fourth quarter of fiscal 1997 and will involve a significant reduction in force, some consolidation of operations into TTI's main facility and an adjustment of the investment in certain products. The Company expects the costs related to these actions not to exceed $4.9 million under the least favorable outcomes.

Alpha Industries, Inc. and Subsidiaries

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales for the first nine months of fiscal 1997 totaled $62.5 million compared with sales of $71.4 million for the same period last year. Sales for the third quarter of fiscal 1997 totaled $22.3 million, compared with $25.2 million for the comparable period last year. New orders received for the first nine months of fiscal 1997 were $59.9 million compared with $79.1 million for the same period last year. New orders received in the third quarter totaled $24.1 million compared with $26.6 million for the same period last year. The decrease in sales and orders for the quarter was due primarily to a shortfall of orders and sales at Trans Tech, Inc. (TTI) the Company's ceramics subsidiary in Maryland. Although order volume for TTI has increased for the third quarter over the second quarter of fiscal 1997, the rate of increase is not at the level it was for the same quarter last year. In contrast, semiconductor and MMIC new orders for the third quarter of fiscal 1997 continue to show a steady improvement quarter over quarter and are now approaching the high levels achieved in the previous year's third quarter. As a result of improved order input during the third quarter of fiscal 1997, the Company realized a 10% increase in sales over the first two quarters of fiscal 1997. Year-to-date sales and orders were impacted by slower than expected receipt of new orders for ceramic products and millimeter wave digital radio components, as well as a softening in the wireless telecommunications industry, the delayed rollout of the Personal Communication System (PCS) and by the decision to exit certain non-strategic activities.

Gross profit for the first nine months of fiscal 1997 totaled $11.9 million compared with $23.8 million for the comparable period last year. For the third quarter of fiscal 1997, gross profit was $5.2 million compared with $8.6 million for the same period last year. Overall, lower margins are the result of lower sales volumes and rising costs due to manufacturing capacity added during fiscal 1996. In addition, the Company recorded the following during the second quarter of fiscal 1997, a $1.5 million inventory write-down resulting from shifts in demand away from certain ceramic products and a $500 thousand loss on a particular filter order that occurred when a customer redesigned the end product, requiring the Company to scrap certain finished parts and materials and to issue credits for returned product that was no longer required by the customer.

Research and development expenses increased 15% for the first nine months of fiscal 1997 to $7.2 million, or 12% of sales, as compared with $6.3 million or 9% of sales for the same period last year. For the third quarter ended December 29, 1996, research and development remained relatively stable at $2.3 million, or 10% of sales as compared to $2.4 million or 9.4% of sales for the same quarter last year. The year-to-date increase in research and development reflects the continued investment by the Company in the GaAs MMIC product line.

Selling and administrative expenses increased 13% to $14.8 million or 24% of sales for the first nine months of fiscal 1997, as compared with the same period last year of $13.1 million or 18% of sales. For the third quarter ended December 29, 1996, selling and administrative expenses increased 13% to $5.0 million, or 22% of sales, as compared to $4.4 million or 17% of sales. The year-to-date and quarter-to-date increases in selling and administrative expenses are primarily the result of higher costs associated with sales and marketing activities directed toward expanded customer service and market penetration, continued implementation of new information systems and recruiting costs for key positions. During the first quarter of fiscal 1997, the Company also recognized severance costs related to various corporate executives.

Interest expense for the first nine months and quarter ended December 29, 1996 decreased $222 thousand and $28 thousand, respectively, over the comparable periods last year. Interest income for the first nine months increased $216 thousand and decreased $31 thousand for the quarter ended December 29, 1996, compared with the same periods last year. Funds received from the secondary stock offering that was completed during the

Alpha Industries, Inc. and Subsidiaries

third quarter of fiscal 1996, were used to reduce debt and increase short-term investments, thereby resulting in decreased interest expense and increased interest income.

For the first nine months of fiscal 1997, the Company reported a net loss of $10.2 million or $1.04 per share compared with a net income of $3.6 million or $0.43 per share for the comparable period last year. For the third quarter ended, the Company reported a net loss of $2.1 million or $0.21 per share, compared with net income of $1.4 million or $0.16 per share for the comparable period last year.

The above results reflect the Company's decision to expand manufacturing capacity for GaAs MMIC and to continue investment in developmental activities directed toward the wireless communication markets during a period of reduced demand for these products. In addition, the Company's operating results were impacted by the decision to exit certain non-strategic activities in the first quarter of fiscal 1997. The Company is also exploring alternatives to divest its digital radio subsystem product line and its European ceramics manufacturing operation. Carrying costs of approximately $800 thousand were reflected in the third quarter of fiscal 1997 relating to these activities. The Company expects the divestitures of these activities to be completed during the fourth quarter of fiscal 1997. Lastly, the Company is finalizing a program to resize TTI's operations in Maryland to match the current order flow. This program will occur in the fourth quarter of fiscal 1997 and will involve a significant reduction in force, some consolidation of operations into TTI's main facility and an
adjustment of the investment in certain products.   The Company expects the
costs related to these actions not to exceed $4.9 million under the least favorable outcomes. With the completion of the above actions, the quarterly revenue break-even should be reduced from $24-$25 million to $21-$22 million, and the Company expects to return to profitability in the June 1997 quarter.

FINANCIAL CONDITION

At December 29, 1996, working capital totaled $23.3 million and included $5 million in cash, cash equivalents, and short-term investments, compared with $32.6 million of working capital at the end of fiscal 1996. Cash decreased $9.3 million during the first nine months of fiscal 1997 as a result of a $10.2 million loss, further investments in capital expenditures, and decreasing accounts payable. Capital expenditures were primarily for expanded automation of the semiconductor wafer fab operations, the MMIC and discrete semiconductor assembly and test areas, and for the improved manufacturing capabilities of ceramics. The Company remains committed to adding the required capacity needed to service the wireless markets as demand returns. With cash, cash equivalents and short-term investments of $5 million and a $7.5 million line of credit currently available, the Company believes it has adequate funds to support its current operating needs. However, with the anticipated fourth quarter charges mentioned above, the Company expects to be in default of certain financial covenants but as in the past, the Company expects to be able to renegotiate these covenants with the banks. The Company will continue to evaluate other available sources of financing, such as leases, for capital expansion of its semiconductor or MMIC operations.

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

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. The Company continues to deny that it has any responsibility with respect to this site other than as a de minimis
                                                                 -- -------
party. Management is of the opinion that the outcome of the aforementioned environmental matter will not have a material effect on the Company's operations or financial position.


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

               (c) Shareholders Rights Agreement dated as of December 5, 1996 between Registrant and American Stock Transfer and Trust Company, as Rights Agent (Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 6,
                    1996)*.

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

Alpha Industries, Inc. and Subsidiaries



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

               (i) Employment Agreement dated October 1, 1990 between the Registrant and Patrick Daniel Gallagher, as amended March 24, 1992 and amended by Second Amendment dated September 29, 1992 and Third Amendment dated January 20, 1993 (Filed as
                    Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and Fourth Amendment dated August 3, 1994 (Filed as Exhibit 10(l) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

Alpha Industries, Inc, and Subsidiaries


     (j) Employment Agreement dated April 28, 1994 between the Registrant and Joseph J. Alberici. (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*; and further amended August 3, 1994 (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

     (k) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*.(1)

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

     (r) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

(11) Statement re computation of per share earnings**.

(27) Financial Data Schedule.

     (b)  Reports on Form 8-K

          On December 6, 1996, the Company filed a Current Report on Form 8-K, concerning the adoption of a new Shareholder Rights Agreement dated as of December 5, 1996.


____________

*Not filed herewith, in accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
**Reference is made to Note 2 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 2 is hereby incorporated by reference herein.
(1) Management Contracts.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 7, 1997
      ----------------
                         Alpha Industries, Inc. and Subsidiaries
                         ---------------------------------------
                                       Registrant



                         /s/ Thomas C. Leonard
                         ---------------------
                         Thomas C. Leonard
                         Chief Executive Officer
                         President



                         /s/ Paul E. Vincent
                         -------------------
                         Paul E. Vincent
                         Chief Financial Officer
                         Principal Financial Officer
                         Principal Accounting Officer