Form 10-K405
period 1997-03-30
ALPHA INDUSTRIES INC
filed 1997-06-27
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______to _____

Commission file number 1-5560
                       ------

                             Alpha Industries, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                         04-2302115
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

20 Sylvan Road, Woburn, Massachusetts                          01801
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
 including area code:                                      (617) 935-5150

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
    Title of each class                        which registered
    -------------------                   ------------------------
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
     Yes      X                 No
         --------------            --------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 30, 1997 was approximately $68,216,000.

     The number of shares of Common Stock outstanding at May 30, 1997 was 10,000,066.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into Part III of this Report.


                    The Exhibit Index is located on page 38.
                             Page 1 of 193 pages.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

                                     PART I

Item 1  Business

Products

The Company categorizes its product lines and core technologies as follows:

 .    Radio Frequency (RF), Microwave and Millimeter Wave Integrated Circuits
     (ICs)

 .    Discrete Semiconductors and Passive Components

 .    Ceramic Products

The chart below identifies the major markets currently served by each of the Company's product lines. In addition, the Company's products serve other wireless markets.

                             [CHART APPEARS HERE]

--------------------------------------------------------------------------------
          MARKETS                                 PRODUCTS
--------------------------------------------------------------------------------
                                             Discrete
                                          Semiconductors
                                            & Passive              Ceramic
                             ICs            Components             Products
--------------------------------------------------------------------------------
Cellular
Personal Communications
 Services (PCS)
--------------------------------------------------------------------------------
        Handset              x                x
--------------------------------------------------------------------------------
        Base Station         x                x                         x
--------------------------------------------------------------------------------
         Digital Radio
          Links              x                x                         x
--------------------------------------------------------------------------------
Wireless Cable TV            x                x                         x
--------------------------------------------------------------------------------
Satellite Communications     x                x
--------------------------------------------------------------------------------
Defense-Related Systems      x                x                         x
--------------------------------------------------------------------------------
Pagers                                        x                         x
--------------------------------------------------------------------------------
Global Positioning Systems
 (GPS)                                        x                         x
--------------------------------------------------------------------------------
Cordless Telephones                           x                         x
--------------------------------------------------------------------------------

RF, Microwave and Millimeter Wave ICs. The Company designs and manufactures RF, microwave and millimeter wave ICs in Gallium Arsenide (GaAs) that integrate numerous functions performed by discrete semiconductors. The functions of the Company's GaAs ICs include amplification, switching and control and frequency conversion of signals in the radio transceiver portion of wireless communications systems. In wireless voice and data applications, the Company's GaAs ICs are used in the handheld unit, base station transceivers and point to point radio links between the base station and local wireline network. The Company's millimeter wave ICs connect transmissions between base stations, including the local wireline PBX switching office.

Discrete Semiconductors and Passive Components. The Company fabricates discrete surface mount semiconductors in both GaAs and silicon as stand alone components for specialized applications which are not addressed efficiently by ICs. Silicon technology continues to be used for discrete semiconductors when circuit integration is not possible or for certain applications for which the properties of silicon material provide better performance. Discrete semiconductors are used for amplification, switching and control and frequency conversion in base stations, transmitters and receivers of cellular handsets. In addition, the Company has recently introduced a complementary line of passive semiconductor based components including couplers, power dividers and mixers in both GaAs and silicon utilizing similar surface mount packaging techniques.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

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

Markets and Distribution

During fiscal 1997, approximately 79% of the Company's sales were to manufacturers of commercial products, primarily in the wireless communications markets and include components for products such as wireless telephones and base stations in addition to motion detectors and sensors. The remaining 21% of sales were for use in a wide variety of defense-related systems.

Export sales to non-affiliates for fiscal 1997, 1996, and 1995 were $26,720,000, $23,633,000, and $16,855,000, respectively. This compares with domestic sales for the same period of $53,168,000, $66,081,000, and $54,974,000, respectively.
During fiscal 1997, the Company operated a sales subsidiary in the United Kingdom and a ceramic manufacturing operation in France. At the end of fiscal 1997, the Company sold its ceramic manufacturing operation in France. During fiscal 1996, the Company closed its sales subsidiary in Germany and replaced it with an independent sales representative and distributor. See Note 2 to the Consolidated Financial Statements on page 25 for financial information about the Company's foreign and domestic operations.

The Company's sales are made through 13 independent domestic sales representatives and 23 independent international sales representatives, as well as through its own sales force of 34 persons. Approximately 12% of the Company's sales are made through its own direct sales force and 88% through sales representatives.

Research and Development

The Company's products and markets are subject to continued technological advances. Recognizing this, the Company has maintained a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas.

Company sponsored R&D expenditures for the fiscal years 1997, 1996, and 1995 were $9.5 million, $9.1 million, and $4.2 million, respectively.

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

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

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

Contracts

During fiscal 1997, one customer accounted for approximately 11% of the
Company's total sales.   All of the Company's sales to the United States
Government and prime contractors and subcontractors thereof are subject to termination at the convenience of the Government, in which event the Company would normally be reimbursed for costs incurred. While U.S. Government orders are canceled in this manner, Alpha has seldom experienced any material terminations for convenience.

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

Backlog

The Company's backlog of undelivered orders on March 30, 1997 was approximately $32,500,000 compared with $36,500,000 on March 31, 1996. The Company's policy is to record commercial orders on a quarterly basis consistent with expected customer short-term requirements. Management believes all orders in the Company's backlog to be firm. Approximately 90% of the March 30, 1997 backlog is anticipated to be shipped in fiscal 1998.

Environmental Regulations

In the Company's opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on the capital expenditures, earnings, and competitive position of the Company.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company at May 31, 1997.

     Name                         Age  Position

     George S. Kariotis            74  Chairman of the Board of Directors

     Thomas C. Leonard             62  Director, President and Chief Executive
                                       Officer

     Paul E. Vincent               49  Vice President, Chief Financial Officer
                                       and Treasurer

     David J. Aldrich              40  Vice President

     Jean Pierre Gillard           53  Vice President

     Richard Langman               50  Vice President, President of Trans-Tech, Inc.

     James C. Nemiah               43  Secretary Corporate Counsel

All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 8, 1997, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

Mr. Kariotis was Chairman of the Board and Chief Executive Officer from 1962 (when the Company was founded) until 1978, and, from 1974 to 1978, he was also Treasurer of the Company. From 1979 to 1983, Mr. Kariotis was the Secretary of Manpower Development and Economic Affairs for the Commonwealth of Massachusetts. He was re-elected Chairman of the Board of the Company in 1983 and Chief Executive Officer in 1985. Mr. Kariotis resigned as Chief Executive Officer in July 1986 while he campaigned for public office. He resumed his position as Chief Executive Officer in November 1986, and served in that capacity until 1991.

Mr. Leonard joined the Company in 1992 as General Manager of the Components and Systems Division. He became the General Manager of Operations for the Alpha Microwave Division effective January 1994 and was elected Vice President in 1994. Mr. Leonard was elected President, Chief Executive Officer and Director in July 1996. Mr. Leonard has over 30 years experience in the microwave industry, having held a series of general managerial and marketing positions at M/A-COM, Inc., from 1972 to 1992 and prior to 1972 at Varian Associates and Sylvania.

Mr. Vincent joined the Company in 1979 and was the Controller from 1979 to 1997. In January 1997, Mr. Vincent was appointed Vice President, Chief Financial Officer and Treasurer. Mr. Vincent is a Certified Public Accountant.

Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. In May 1996 Mr. Aldrich was also appointed General Manager of Alpha Microwave. In January 1997, he relinquished his positions as Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held several positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division. Prior to joining M/A-COM, Inc., Mr. Aldrich was Controller with Adams Russell Electronics Company from 1984 to 1989 and a project leader for a NASA satellite communications program with Space Communications Company (a Fairchild Industries and Contel Inc.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

Partnership) from 1981 to 1983. Mr. Aldrich is a Director of Microwave Power Devices, Inc., a wireless high-power amplifier company.

Mr. Gillard joined the Company in November 1990 as Director of GaAs IC Products. In June 1996, he was named as the Company's Vice President of Business Development. Before joining Alpha, Mr. Gillard held a number of Vice President positions at M/A-COM, Inc. in Sales, Marketing and Business Development. Mr. Gillard received his engineering education at Ecole Central d'Electronique, Paris, France and his business training at the Massachusetts Institute of Technology's Sloan School.

Mr. Langman joined the Company in January 1997, as Vice President of Alpha Industries, Inc., and President and General Manager of Trans-Tech, Inc. Prior to joining Alpha and Trans-Tech, Mr. Langman worked for Coors Ceramics Company for twenty-three years, holding senior executive positions in operations and sales. Mr. Langman received his B.S. in Ceramic Engineering from Alfred University and his M.S. in Metallurgy and Material Science from Lehigh University.

Mr. Nemiah joined the Company in November 1995 as Corporate Counsel and Assistant Secretary. He was named Secretary in September 1996. Prior to joining the Company, Mr. Nemiah was at American Science and Engineering from 1987 to 1995, holding the positions of Vice President, General Counsel and Clerk.

Employees

As of March 30, 1997, the Company and its subsidiaries employed approximately 800 persons, compared with 990 persons as of March 31, 1996.

Item 2  Properties


The following information describes the major facilities owned and leased by the Company. The Company believes it has adequate production capacity to meet its current business needs for the next 12 to 18 months. As described in Note 4 to the Consolidated Financial Statements on pages 27 and 28, several properties secure debt of the Company.

a) The Company owns a 158,000 square foot plant plus eight acres of land at 20 Sylvan Road, Woburn, Massachusetts. This plant is occupied by the semiconductor and component manufacturing operations and corporate headquarters.

b) The Company owns a 92,000 square foot facility in Adamstown, Maryland. This plant is occupied by the Company's wholly owned subsidiary, Trans-Tech, Inc., and is utilized as the Company's primary ceramic products manufacturing facility.

c) The Company leases a 33,000 square foot facility in Frederick, Maryland. This plant is used by the Company's wholly owned subsidiary, Trans-Tech, Inc., to manufacture ceramic filters.

d) The Company leases 60,000 square feet of space in Frederick, Maryland. This facility is currently substantially unoccupied and the Company is seeking a sub-tenant for the entire facility.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

Item 3  Legal Proceedings


The Company does not have any material pending legal proceedings other than routine litigation incidental to its business.

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. The Company continues to deny that it has any responsibility with respect to this site other than as a de minimis
                                                                 -- -------
party. Management is of the opinion that the outcome of the aforementioned environmental matter will not have a material effect on the Company's operations.

See also Note 9 to the Consolidated Financial Statements on page 35.

Item 4  Submission Of Matters To A Vote Of Security Holders


There were no matters submitted to a vote of security holders during the fiscal quarter ended March 30, 1997.

                                    PART II

Item 5  Market For The Registrant's Common Stock And Related Stockholder Matters


See the section entitled "Quarterly Financial Data" appearing on page 22 for information regarding Common Stock market prices. Dividends have not been paid in either of the past two fiscal years. See Note 4 to the Consolidated Financial Statements appearing on pages 27 and 28 for information regarding dividend restrictions.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

Item 6  Selected Financial Data


Five Year Financial Summary
(In thousands, except per share amounts and financial ratios)


                                                                Fiscal Year
                                             1997       1996       1995        1994        1993
---------------------------------------------------------------------------------------------------
Results of Operations
   Sales..............................  $ 85,253    $ 96,894    $78,254   $ 70,147     $69,543
   Net income (loss)..................   (15,572)      3,794      2,847    (11,466)     (2,987)
   Per share data
       Net income (loss)..............  $  (1.58)   $    .43    $   .36   $  (1.53)    $  (.40)
       Weighted average common
        shares........................     9,848       8,755      7,882      7,502       7,464

Financial Ratios
   Return (based on net
     income-net loss)
       On sales.......................     (18.3%)       3.9%       3.6%     (16.3%)      (4.3%)
       On average assets..............     (22.1%)       6.0%       6.0%     (23.4%)      (5.6%)
       On average equity..............     (30.9%)       8.9%      11.0%     (38.3%)      (8.1%)
   Current Ratio......................       2.10        3.35       1.68       1.64        2.26
   Debt to Equity.....................       8.3%        4.5%      17.1%      19.9%       11.8%

Financial Position
   Working Capital....................  $ 18,409    $ 32,647    $10,983   $  8,981     $15,767
   Additions to property, plant
     and equipment....................     7,951      12,297      5,248      2,939       4,112
   Total assets.......................    65,253      75,423     50,167     44,430      53,777
   Long-term debt.....................     3,606       2,565      4,744      4,826       4,191
   Long-term capital lease
     obligations......................         8         565        754        892       1,032
   Stockholders' equity...............    43,386      57,533     27,674     24,261      35,565

Other Statistics
   New orders (net of cancellations)..    81,300     103,200     84,900     66,700      70,500
   Backlog at year end................  $ 32,500    $ 36,500    $30,200   $ 23,500     $26,900
---------------------------------------------------------------------------------------------------

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------


Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Fiscal 1997 Compared to Fiscal 1996

General

Despite a difficult 1997 fiscal year, in which the Company lost $15.6 million, changes and improvements completed by the end of the year have strengthened the Company and positioned it for profitability in the first quarter (ending June
1997) of the 1998 fiscal year.

The Company's losses in the year were largely the result of an industry-wide over-supply of cellular telephones and related equipment, especially in the North American cellular telephone market, as well as operational difficulties at Trans-Tech, Inc. (TTI), the Company's ceramic component subsidiary. Following a period of extremely strong demand from the Company's customers, many of the Company's customers announced, early in the fourth quarter of the 1996 fiscal year, that they had excessive finished goods inventory, leading them to cut back on existing component orders to the Company and to delay future orders.

In July 1996, Thomas C. Leonard was asked by the Board of Directors to take over as President and CEO of the Company. Mr. Leonard had been a Vice President at Alpha for almost four years, concentrating on turning around and improving troubled operations within Alpha Microwave.

Alpha Microwave, the Company's Gallium Arsenide (GaAs) Integrated Circuits (ICs) and semiconductor division, operated at virtually break-even for the year, as it continued to invest for increased capacity and market penetration. In May 1996, David J. Aldrich became General Manager of Alpha Microwave and began to institute a series of changes that strengthened the division and prepared it for fast growth when the market returned. Throughout the fiscal year, plans continued to increase capacity, and in the fourth quarter of fiscal 1997, conversion from 3 inch to 4 inch diameter GaAs wafers and the addition of a third shift resulted in a 2.5 to 3-fold increase in the division's capacity to manufacture GaAs ICs. Restructuring of the sales and marketing organizations in the division allowed a tight focus on "strategic customers", the largest original equipment manufacturers in the wireless telephone industry. As a result of all of these actions, Alpha Microwave was profitable in the last two quarters of fiscal 1997.

Trans-Tech was particularly hard-hit by the slump, because of operating inefficiencies, which had increased costs and adversely affected shipments to customers. These problems led the Company to seek new management for Trans-Tech -- a process that was completed only late in January 1997, with the arrival of Richard Langman as the new President and General Manager of Trans-Tech.

Analysis of the Trans-Tech situation first by Mr. Leonard and then by Mr. Langman, indicated operational problems, made more painful by the loss of orders from customers who had been disappointed by Trans-Tech's late and unpredictable deliveries. This reduction in order volume at Trans-Tech persisted even as order volume rose in other parts of the Company, which confirmed the decision to divest or close higher-cost, redundant manufacturing operations in France and California. Legal issues in France delayed the sale of the French subsidiary until the end of the fourth quarter, but both operations were disposed of during the fiscal year. These divestitures reduced costs and eliminated excess capacity, without any reduction of product offerings.

Also in the fourth quarter, Trans-Tech conducted a significant reduction in force, largely among support personnel and narrowed the focus of its development activities, in order to bring its cost structure in line with its reduced level of business. Also in the fourth quarter, Alpha Microwave sold a small product line consisting of digital radio subsystems.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

At the beginning of the year, the Company's break-even was at approximately $25 million per quarter; by the end of the year, with the completion of all of the actions described above, the break-even was at $21-22 million. As a result, the Company announced that all non-recurring events were complete during fiscal 1997 and projected profitability in the first quarter of fiscal 1998.

Results of Operations

Sales for fiscal 1997 totaled $85.3 million compared to sales of $96.9 million in fiscal 1996. The decrease in fiscal 1997 sales was primarily the result of lower sales volumes at Trans-Tech from the factors discussed above. In contrast, sales of semiconductors and GaAs ICs at Alpha Microwave were lower in the first quarter than in the fourth quarter of fiscal 1996, but showed continued modest growth throughout the year. The Company continued to increase its focus on the commercial wireless markets as military sales declined to 21% of fiscal 1997 sales , compared with 24% in fiscal 1996. The Company will continue to participate in military programs with low risk and those that provide funding for the development of technology that is transferable to commercial wireless applications.

Gross profits for fiscal 1997 totaled $16.7 million as compared to $30.9 million in fiscal 1996. The decrease in gross profit in fiscal 1997 was the result of:
(i) excess manufacturing capacity at Trans-Tech that was adjusted in the fourth quarter with the divestiture of the French subsidiary and the consolidation at Trans-Tech; (ii) carrying costs of approximately $2.7 million for the two divested operations (incurred prior to divestiture); (iii) a $2.6 million inventory write-down at Trans-Tech resulting from shifts in demand away from certain ceramic products; and (iv) decisions to continue expanding capacity at Alpha Microwave during the year in spite of lower Company-wide sales volumes for the first half of the year. Excluding certain non-recurring costs, primarily the carrying costs and inventory write-down identified above, the Company's gross profit as a percentage of sales would be 27% for fiscal 1997 and 31% for the fourth quarter of fiscal 1997.

Company sponsored research and development expenses increased in fiscal 1997 to $9.5 million, or 11% of sales from $9.1 million, or 9% of sales in fiscal 1996. The continued level of research and development expenses reflects the Company's strong commitment to its investment in the GaAs IC product line. The Company is dedicated to supporting high volume applications for wireless customers and will continue to invest in product and process development to better serve its targeted markets. The Company expects a reduction in quarterly R&D of approximately $200 to $300 thousand, due to the refocusing of TTI and the discontinued investment in the digital radio product group. However, the Company will continue to increase investments in high volume wireless products.

Selling and administrative expenses increased to $20.4 million, or 24% of sales, in fiscal 1997 compared to $17.2 million, or 18% of sales, in fiscal 1996. The increase in selling and administrative expenses for fiscal 1997 reflects expanded investments in the Company's sales activities. These investments included the addition of dedicated account managers for key wireless OEM manufacturers and improvements to the Company's information systems, such as adding Electronic Data Interchange (EDI) capabilities. Also included in fiscal 1997 selling and administrative expenses are non-recurring costs of $900 thousand for severance costs related to various corporate executives and $626 thousand for recruiting and consolidation costs associated with TTI.

Interest expense decreased $189 thousand for fiscal 1997 compared to the same period last year. Interest income increased $43 thousand for fiscal 1997 compared to fiscal 1996. During the third quarter of fiscal 1996, the Company received funds from a secondary offering that were used to reduce debt and increase short-term investments which resulted in decreased interest expense and increased interest income. Other expense and income decreased $87 thousand in fiscal 1997 compared with fiscal 1996. These fluctuations were due to currency gains and losses.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

The Company did not record a tax provision for fiscal 1997. No federal taxes were due, and state and foreign taxes were offset by a state loss carryback.
The Company is expected to have a below normal tax rate due to net operating loss carryforwards of approximately $36 million which expire beginning in fiscal 2004.

The Company reported a net loss of $15.6 million or $1.58 per share compared with net income of $3.8 million or $0.43 per share for fiscal 1996.

Financial Position

At March 30, 1997, working capital totaled $18.4 million and included $7 million in cash, cash equivalents, and short-term investments, compared with $32.6 million of working capital at the end of fiscal 1996. Cash decreased $5.5 million during fiscal 1997 as a result of a $15.6 million loss, further investments in capital expenditures and a reduction in accounts payable.

Capital expenditures of approximately $8 million were used primarily for continued automation of the semiconductor wafer fab operations and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. During fiscal 1997, the Company was successful in converting its existing 3 inch GaAs wafer line to 4 inch wafers. A portion of the capital expenditures during the year was funded by a $5 million equipment line of credit, which was subsequently converted to a term note. The Company remains committed to adding the required capacity needed to service the wireless markets as demand continues to grow.
The Company currently anticipates investing approximately $10 million in capital expenditures during fiscal 1998.

With cash, cash equivalents, and short-term investments of $7 million and a $7.5 million working capital line of credit available until October 1, 1997, the Company believes it has adequate funds to support its current operating and capital investment needs. At March 30, 1997, $1 million was borrowed under the line of credit. As in the past, the Company intends to renew the line of credit when it matures. Also, the Company will continue to evaluate other available sources of financing, such as sale leasebacks or borrowing against its debt-free Massachusetts facility.

Other Matters

Inflation did not have a significant impact upon the results of operations of the Company during the three year period ended March 30, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. The impact on diluted net income per share is not expected to be material. The Company plans to adopt SFAS 128 in its fiscal quarter ending December 1997 and at that time all historical net income per share data will be restated to conform to the provisions of SFAS No. 128.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

Fiscal 1996 Compared to Fiscal 1995

General

The Company set record levels for sales and orders for fiscal 1996, and earnings increased 33% in fiscal 1996 as compared with the prior year. In fiscal 1996, the Company doubled its investments in product development mainly for the Gallium Arsenide Monolithic Integrated Circuits (GaAs MMICs) and ceramic products aimed at the wireless communication markets. At the same time, the Company increased unit output by 64% due to improved manufacturing efficiencies and added capacity for both semiconductor and ceramic products. These actions positioned the Company to support higher demands, particularly for wireless communication products. Unfortunately, an overall softness in the North American cellular market and the delayed roll-out of the Personal Communications System (PCS) was expected to result in lower demand throughout the summer of 1996.

Results Of Operations

Sales for fiscal 1996 increased 23.8% to $96.9 million as compared to sales of $78.3 million in fiscal 1995. The increase in sales was attributable to increased unit volume in the Company's GaAs MMIC, ceramic and discrete semiconductor product lines primarily into the commercial wireless markets. These unit volume increases were partially offset by a decline in average selling prices because of the Company's shift to high volume business in the commercial sector. As the Company continued to gain strength in the commercial wireless markets, direct sales to the United States Defense Department continued to decline, with 24% of fiscal 1996 sales related to military subcontracts for ultimate sale to the Defense Department or foreign governments, compared with 29% in fiscal 1995. The decrease in defense related business was attributable to the decline in traditional military products and reduced funding for certain weapons systems.

Gross profit increased 29.4% in fiscal 1996 to $30.9 million, or 31.9% of sales, as compared to $23.9 million, or 30.5% of sales in fiscal 1995. The improvement in gross profit was the result of: (a) increased sales volumes, (b) higher capacity utilization at the Company's Woburn, Massachusetts manufacturing facility and (c) greater efficiencies due to the consolidation of facilities that took place in fiscal 1994 when the Company moved several product lines to its Woburn, Massachusetts plant. The Company recorded lower margins in the fourth quarter of fiscal 1996 as a result of flattening sales and rising costs due to added manufacturing capacity.

Research and development expenses increased 120.2% in fiscal 1996 to $9.1 million, or 9.4% of sales, from $4.2 million, or 5.3% of sales in fiscal 1995. This increase reflects the continued investment by the Company in the GaAs MMIC and ceramic product lines. The Company will continue to invest in product and process development in order to address the demands of its targeted wireless markets. Customer sponsored R&D decreased $3.4 million in fiscal 1996 and $1.9 million in fiscal 1995. As customer sponsored R&D continued to decrease, the Company sponsored R&D will continue to increase since the Company is strongly committed to developing new wireless communications products. However, whenever possible the Company will try to fund its R&D through collaborative developmental contracts.

Selling and administrative expenses increased to $17.2 million, or 17.8% of sales, in fiscal 1996. The increase in selling and administrative expenses was primarily a result of training and other costs related to the early phases of implementation of a new manufacturing and management information system, as well as increased commissions related to higher sales volume.

Interest expense remained relatively constant for fiscal 1996 and 1995.

Interest income increased $315 thousand largely due to interest earned on funds received from a stock offering that was completed during the third quarter of fiscal 1996. The Company successfully completed a secondary public offering which raised $25.3 million, net of expenses, on the sale of 1,840,000 shares of

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

common stock. Other expense and income increased by $43 thousand in fiscal 1996 compared with fiscal 1995. This fluctuation was due to currency gains and losses.

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

Net income for fiscal 1996 was $3.8 million or $0.43 per share versus $2.8 million or $0.36 per share for fiscal 1995. The first quarter of fiscal 1996 included a repositioning credit of $320 thousand or $0.03 per share which resulted from the reversal of certain accruals for estimated carrying costs as a result of an earlier than expected disposition of the Methuen, Massachusetts facility. Per share data reflected the stock offering completed in the third quarter of fiscal 1996.

Financial Position

At March 31, 1996, working capital totaled $32.6 million and included $15.5 million in cash, cash equivalents, and short-term investments, compared with $11.0 million of working capital at the end of fiscal 1995. Cash increased $7.8 million during fiscal 1996 mainly as a result of proceeds received from the secondary public offering. During fiscal 1996, the Company had $12.3 million of capital expenditures primarily for the expansion of its ceramic manufacturing facilities, further automation of its semiconductor wafer fab operations, and various information technology equipment. In addition to the proceeds received from the offering, the Company also had two lines of credit available for a total of $12.5 million. The Company entered into a $7.5 million working capital line of credit agreement which was to expire on August 1, 1997, and a $5 million equipment line of credit which was to expire on July 31, 1996. At March 31, 1996 there was $1 million outstanding under the equipment line of credit.

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

Recent Market Softness. During the fiscal year, a glut of finished goods inventory, overall softness in the North American cellular market and the delayed roll-out of the Personal Communications System (PCS) significantly impacted the Company's orders and shipments. Although the Company believes that the market is currently strong and that the market problems that affected fiscal 1997 have been resolved, there can be no assurance that such inventory imbalance, market softness and delays attendant upon the introduction of new technologies will not occur in the future. Any such events could have a material and adverse effect on the Company's business, financial condition and operating results.

Repositioning of Company's Business. The Company has in recent years worked to reposition its business, away from military sales and into commercial sales. Military sales have been declining, and the Company anticipates that revenues from military sales will continue to decline. There can be no assurance that the Company's effort to reposition itself as a supplier of advanced products to wireless communications markets will be successful. If revenues from commercial wireless customers do not grow, or grow less rapidly than

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

expected, or if in the near term revenues from military sales decline more rapidly than expected, the Company's operating results could be materially and adversely affected.

Variability of Operating Results. The Company's quarterly and annual results have varied in the past and may vary significantly in the future due to a number of factors, including: cancellation or delay of customer orders; market acceptance of the Company's or its customers' products; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changes in revenue and product mix; competition; changes in manufacturing capacity and variations in the utilization of this capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; cyclicality of the semiconductor and ceramic industries; the timing and level of non-recurring engineering revenues and expenses relating to customer specific products; and changes in inventory levels. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's operating results. The Company's expense levels are based, in part, on its expectations as to future revenue, and certain of these expenses, particularly those relating to the Company's capital equipment and manufacturing overhead, are relatively fixed in nature. For example, the Company is investing in GaAs and silicon process development technology in anticipation of increased revenues from related markets. As a result of the relatively fixed nature of certain of the Company's expenses, operating results would be disproportionately and adversely affected by a reduction in revenue. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors.

Customer Concentration. Historically, a significant portion of the Company's sales in each fiscal period has been concentrated among a limited number of customers. This trend is accelerating, and in recent periods sales to the Company's major customers as a percentage of total sales have increased. The Company does not generally enter into long-term contracts with its customers, and when it does, the contract is generally terminable for the convenience of the customer. If the Company were to lose one of these major customers, or if orders by a major customer otherwise were to decrease, or if major orders were to be canceled or deferred, the Company's business, financial condition and operating results would be materially and adversely affected.

Dependence on Customer Specific Products. Most of the Company's products are designed to be incorporated into specific end-user products. In light of short product life cycles in the wireless communications industry, the Company's future success depends upon its ability to select customer specific development projects which will result in sufficient production volume to enable the Company to recover its development costs and realize a profit on the project. There can be no assurance that the Company will be able to select such customer specific projects, or that the Company's products will be designed into such projects. In addition, OEMs require that their suppliers design and manufacture components very quickly. There can be no assurance that the Company will be able to design, manufacture in large volumes and deliver to its customers high quality, reliable products within the required time periods. The Company has experienced delays in the production of ICs, ceramic products and discrete semiconductors under major contracts with major OEM customers. There can be no assurance similar problems will not recur in the future. Any such problems could have a material and adverse effect on the Company's operating results.

Product And Process Development And Technological Change. The wireless communications industry is characterized by frequent new product introductions, evolving industry standards and rapid changes in product and process technologies. The Company believes that its future success will depend upon its ability to continue to improve its product and process technologies and develop new technologies. The success of the Company's new products is dependent upon many factors, including factors that are outside the Company's control. These factors include: the Company's ability to anticipate market requirements in its product development efforts; market acceptance and continued commercial success of OEM products for which the Company's products have been designed; the ability to adapt to technological changes and to support established and emerging industry standards; successful and timely completion of product

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

development and commercialization; achievement of acceptable wafer fabrication and ceramic process yields and manufacturing yields generally; and the ability to offer new products at competitive prices. No assurance can be given that the Company's product and process development efforts will be successful or that the Company's new products or those of its customers will achieve or sustain market acceptance. In addition, the wireless communications industry is characterized by end-user demands for increased functionality at ever lower prices. To remain competitive, the Company must obtain yield and productivity improvements and cost reductions and must introduce new products which incorporate advanced features and which therefore can be sold at higher average selling prices. To the extent that such cost reductions and new product introductions do not occur in a timely manner or the Company's or its customers' products do not achieve market acceptance, the Company's operating results could be materially and adversely affected.

Manufacturing Risks.   The manufacturing processes for the Company's products,
in particular its GaAs ICs, are highly complex and precise, requiring advanced and costly equipment, and are being modified continually in an effort to improve yields and product performance. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. The Company has limited experience in high volume manufacturing of certain GaAs ICs and ceramic products for the high volume commercial applications on which its current product development, sales and marketing efforts are focused. The Company has encountered and may in the future encounter development and manufacturing delays, has from time to time failed and may in the future fail to meet its customers' contractual specifications, and one or more of its products have contained and may in the future contain undetected defects or failures when first introduced or after commencement of commercial shipments. If such delays, defects or failures occur, the Company could experience lost revenue, resulting from delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, or could experience increased costs, including product or process redesign, warranty expense or costs associated with customer support, any of which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company will not in the future experience significant product quality, performance or reliability problems.

Management of Growth. The growth in the Company's business, and its continuing transition from military to commercial sales, has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. In order to manage any future growth effectively, the Company will, among other things, be required to upgrade and expand certain manufacturing facilities; attract, train, motivate and manage employees successfully; and continue to improve its operational and financial systems. There can be no assurance that the Company will be successful in these respects. The Company is currently in the process of implementing a new management information system. There can be no assurance that the Company will not encounter problems or increased expense levels in connection with implementing its new management information system. In addition, the Company anticipates that any future growth of its business will require increased utilization of the Company's manufacturing capacity, including increasing the number of shifts during which its manufacturing facilities are operational. Further, any such future growth could require improvement or expansion of the Company's existing manufacturing facilities. Expansion or upgrade of the Company's manufacturing facilities will entail substantial capital expenditures. Lead times for certain capital equipment are long, and modification of the Company's facilities and installation of such equipment is a complex process which could disrupt the Company's ongoing manufacturing operations. Delays in completion of a planned expansion or upgrade could limit the ability of the Company to respond to the rapid design and production cycles required by its customers. Moreover, there can be no assurance that the Company will be able to secure sources of capital adequate to fund the necessary expenditures. The Company could experience product quality, performance or reliability problems and development and manufacturing delays in connection with any such increase in utilization or such expansion or upgrade of the Company's manufacturing capacity. The occurrence of any such problems or the inability of the Company otherwise to manage any future growth effectively could materially and adversely affect the Company's operating results.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel, and on its ability to identify, attract and retain qualified technical personnel, particularly highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company.

Cyclicality of the Company's Markets. While the semiconductor and ceramic markets have in the past experienced overall growth, they have historically been characterized by wide fluctuations in product supply and demand. From time to time, these industries have also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated price erosion, and in some cases have lasted for extended periods of time. The Company's business may in the future be materially and adversely affected by industry-wide fluctuations. The Company's continued success will depend in large part on the continued growth of the wireless communications industry. No assurance can be given that the Company will not be adversely affected in the future by cyclical conditions in the wireless communications industry.

Competition.   Wireless communications markets are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance GaAs ICs, discrete silicon semiconductors, passive components, ceramic filters and other ceramic products and microwave and millimeter wave components. The Company expects increased competition both from existing competitors and others which may enter these markets, as well as potential future competition from companies which may offer new or emerging technologies, such as surface acoustic wave filters, silicon germanium and other silicon technologies. In addition, many of the Company's customers, particularly its largest customers, have or could acquire the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's future operating results may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own systems. A number of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The ability of the Company to compete successfully depends in part upon the ability of the Company to develop price competitive, high quality solutions for OEMs and the extent to which customers select the Company's products over competitors' products for their systems. There can be no assurance that the Company will be able to compete successfully in the future.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

Item 8  Financial Statements And Supplementary Data
        Index To Financial Statements

                                                                             Page
------------------------------------------------------------------------------------
Consolidated Balance Sheets - March 30, 1997 and March 31, 1996...............  18

Consolidated Statements of Operations - Years ended March 30, 1997,
March 31, 1996, and April 2, 1995.............................................  19

Consolidated Statements of Cash Flows - Years ended March 30, 1997,
March 31, 1996, and April 2, 1995.............................................  20

Consolidated Statements of Stockholders' Equity - Years ended March 30, 1997,
March 31, 1996, and April 2, 1995.............................................  21

Quarterly Financial Data (unaudited) - Fiscal 1997 and Fiscal 1996............  22

Notes to Consolidated Financial Statements....................................  23

Independent Auditors' Report..................................................  36
------------------------------------------------------------------------------------

---------------------------------------
Alpha Industries Inc. and Subsidiaries
---------------------------------------

Consolidated Balance Sheets
(In thousands except share and per share amounts)

                                                          March 30,   March 31,
                                                            1997        1996
-------------------------------------------------------------------------------
Assets (Note 4)
 Current assets
   Cash and cash equivalents...........................   $  5,815   $ 11,326
   Short-term investments..............................      1,218      4,143
   Accounts receivable, trade, less allowance
    for doubtful accounts of $521 and $634.............     17,019     17,688
   Inventories (Note 3)................................     10,267     12,015
   Prepayments and other current assets................        857      1,379
                                                          --------   --------
     Total current assets..............................     35,176     46,551
                                                          --------   --------
 Property, plant and equipment
   Land................................................        437        462
   Building and improvements...........................     22,659     22,788
   Machinery and equipment.............................     59,962     54,794
                                                          --------   --------
                                                            83,058     78,044
   Less-accumulated depreciation and amortization......     54,450     49,908
                                                          --------   --------
                                                            28,608     28,136
                                                          --------   --------
 Other assets..........................................      1,469        736
                                                          --------   --------
       Total Assets....................................   $ 65,253   $ 75,423
                                                          ========   ========

Liabilities And Stockholders' Equity
 Current liabilities
   Notes payable, bank (Note 4)........................   $  1,000   $    ---
   Current maturities of long-term debt (Note 4).......      1,939        332
   Current maturities of capital lease obligations
    (Note 4)...........................................        230        443
   Accounts payable....................................      5,620      7,075
   Repositioning reserve (Note 5)......................      1,106        ---
   Accrued liabilities
     Payroll, commissions and related expenses.........      5,359      4,898
     Other.............................................      1,513      1,156
                                                          --------   --------
       Total current liabilities.......................     16,767     13,904
                                                          --------   --------

 Long-term debt (Note 4)...............................      3,606      2,565
 Long-term capital lease obligations (Note 4)..........          8        565
 Other long-term liabilities...........................      1,486        856
                                                          --------   --------
 Commitments and contingencies (Note 9)
 Stockholders' equity (Notes 4 and 7)
   Common stock par value $.25 per share: authorized
    30,000,000 shares; issued 10,126,413 and
    9,938,587 shares...................................      2,531      2,484
   Additional paid-in capital..........................     54,640     53,468
   Retained earnings (accumulated deficit).............    (13,516)     2,056
                                                          --------   --------
                                                            43,655     58,008
   Less - Treasury shares 161,139 and 249,052 at cost..        195        321
     Unearned compensation-restricted stock............         74        154
                                                          --------   --------
       Total stockholders' equity......................     43,386     57,533
                                                          --------   --------
       Total Liabilities and Stockholders' Equity......   $ 65,253   $ 75,423
                                                          ========   ========
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

Consolidated Statements Of Operations
(In thousands except per share amounts)

                                                    Year  Ended
                                           March 30,  March 31,  April 2,
                                              1997      1996      1995
-------------------------------------------------------------------------------

Sales.....................................  $ 85,253   $96,894   $78,254
                                            --------   -------   -------

Cost of sales.............................    68,519    65,986    54,376
Research and development expenses.........     9,545     9,148     4,154
Selling and administrative expenses.......    20,441    17,226    15,727
Repositioning expenses (credit) (Note 5)..     2,074      (320)      ---
                                            --------   -------   -------
                                             100,579    92,040    74,257
Operating income (loss)...................   (15,326)    4,854     3,997
                                            --------   -------   -------
Other income (expense)
Interest expense..........................      (554)     (743)     (728)
Interest income...........................       415       372        57
Other (expense) income, net...............      (107)      (20)       23
                                            --------   -------   -------
                                                (246)     (391)     (648)
                                            --------   -------   -------
Income (loss) before income taxes.........   (15,572)    4,463     3,349
Provision for income taxes (Note 6).......       ---       669       502
                                            --------   -------   -------
Net income (loss).........................  $(15,572)  $ 3,794   $ 2,847
                                            ========   =======   =======

Net income (loss) per share...............    $(1.58)     $.43      $.36
                                            ========   =======   =======

Weighted average common shares and
common share equivalents..................     9,848     8,755     7,882
                                            ========   =======   =======
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------


Consolidated Statements Of Cash Flows
(In thousands)                                                                   Year  Ended
                                                                March 30,          March 31,          April 2,
                                                                  1997               1996               1995
------------------------------------------------------------------------------------------------------------------
Cash (used in) provided by operations:
 Net income (loss)........................................    $ (15,572)          $  3,794          $   2,847
 Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operations:
     Depreciation and amortization of property, plant,
      and equipment.......................................        5,886              4,628              4,106
     Amortization of unearned compensation - restricted
      stock...............................................           35                 61                 64
     Unearned compensation................................          (11)               ---                ---
     (Gain) loss on sales and retirements of property,
      plant, and equipment................................          ---                 (9)                26
     Noncash portion of repositioning charges.............          660                ---                ---
     (Gain) loss on property, plant and equipment due
      to repositioning....................................          ---               (320)               ---
     Increase in other assets.............................         (262)              (395)              (536)
     Increase (decrease) in other liabilities and
      long-term benefits..................................          630                 62                399
     Issuance of treasury stock to 401(k).................          831                220                 12
     Change in assets and liabilities
      Accounts receivable.................................          771             (4,140)              (305)
      Inventories.........................................          770             (2,645)            (1,757)
      Prepayments and other current assets................          318               (623)              (266)
      Accounts payable....................................       (1,455)             1,869                141
      Accrued liabilities.................................          818               (241)             1,237
      Repositioning reserve...............................        1,106               (991)              (967)
                                                              ---------           --------          ---------
     Net cash (used in) provided by operations............       (5,475)             1,270              5,001
                                                              ---------           --------          ---------
Cash used in investments:
 Additions to property, plant and equipment
   excluding capital leases...............................       (7,951)           (11,972)            (4,971)
 Purchases of short-term investments......................       (4,030)           (12,113)               ---
 Maturities of short-term investments.....................        6,955              7,970                ---
 Net proceeds from sale of divestitures...................        1,191                ---                ---
 Proceeds from sale of property, plant and equipment......          ---                 31                 68
 Proceeds from sale of property held for resale...........          ---              2,465                ---
                                                              ---------           --------          ---------
     Net cash used in investments.........................       (3,835)           (13,619)            (4,903)
                                                              ---------           --------          ---------
Cash provided by  financing:
 Proceeds from notes payable..............................        4,952                621              1,983
 Payments on notes payable................................       (1,304)            (5,807)              (330)
 Payments on capital lease obligations....................         (437)              (441)              (416)
 Deferred charges related to long-term debt...............           18                  8                 (6)
 Exercise of stock options................................          462                392                391
 Proceeds from sale of stock..............................          108             25,392                 99
                                                              ---------           --------          ---------
     Net cash provided by financing.......................        3,799             20,165              1,721
                                                              ---------           --------          ---------
 Net decrease (increase) in cash and cash equivalents.....       (5,511)             7,816              1,819
 Cash and cash equivalents, beginning of year.............       11,326              3,510              1,691
                                                              ---------           --------          ---------
 Cash and cash equivalents, end of year...................    $   5,815           $ 11,326          $   3,510
                                                              =========           ========          =========
------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
Capital lease obligations of $325 thousand and $277 thousand were incurred during the years ended March 31, 1996, and April 2, 1995, respectively, when the Company entered into leases for new equipment. No new leases were entered into during the year ended March 30, 1997.
The accompanying notes are an integral part of these financial statements.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------


Consolidated Statements Of Stockholders' Equity
(In thousands)


                                                                            Retained                    Unearned
                                                             Additional     earnings                  compensation
                                            Common stock       paid-in    (Accumulated)   Treasury    restricted
                                          Shares  Par value    capital      (deficit)       stock        stock
--------------------------------------------------------------------------------------------------------------------
Balance April 3, 1994...................   7,787    $ 1,947    $ 27,325      $  (4,585)   $   (331)      $    (95)
Net income..............................     ---        ---         ---          2,847         ---            ---
Employee Stock Purchase Plan............      29          7          92            ---         ---            ---
Issuance of restricted stock ...........      31          8         139            ---         ---           (147)
Amortization of unearned
   compensation restricted stock........     ---        ---         ---            ---         ---             64
Issuance 1,110 treasury shares
   to ESOP..............................     ---        ---          11            ---           1            ---
Exercise of stock options...............     147         37         354            ---         ---            ---
                                          ------    -------    --------      ---------    --------       --------
Balance April 2, 1995...................   7,994      1,999      27,921         (1,738)       (330)          (178)

Net income..............................     ---        ---         ---          3,794         ---            ---
Stock offering net of expenses..........   1,840        460      24,802            ---         ---            ---
Employee Stock Purchase Plan............      17          4         126            ---         ---            ---
Issuance of restricted stock............       9          2          49            ---         ---            (51)
Amortization of unearned
    compensation restricted stock.......     ---        ---         ---            ---         ---             61
Issuance 18,334 treasury shares
    to ESOP.............................     ---        ---         197            ---          23            ---
Repurchase 4,500 shares of
    restricted stock....................     ---        ---         ---            ---         (14)            14
Exercise of stock options...............      79         19         373            ---         ---            ---
                                          ------    -------    --------      ---------    --------       --------
Balance March 31, 1996..................   9,939      2,484      53,468          2,056        (321)          (154)

Net loss................................     ---        ---         ---        (15,572)        ---            ---
Employee Stock Purchase Plan............      15          4         104            ---         ---            ---
Amortization of unearned
   compensation restricted stock........     ---        ---         ---            ---         ---             35
Issuance 100,580 treasury shares
   to 401(k)............................     ---        ---         702            ---         129            ---
Repurchase 12,667 shares of
  restricted stock......................     ---        ---         (53)           ---          (3)            45
Exercise of stock options...............     172         43         419            ---         ---            ---
                                          ------    -------    --------      ---------    --------       --------
Balance March 30, 1997..................  10,126    $ 2,531    $ 54,640      $ (13,516)   $   (195)      $    (74)
                                          ======    =======    ========      =========    ========       ========
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================


Quarterly Financial Data
(unaudited)
(In thousands except share data)

                                   First       Second      Third       Fourth
                                  Quarter     Quarter     Quarter     Quarter     Year

===============================================================================================
Fiscal 1997
  Sales........................  $ 20,066    $ 20,137    $ 22,287    $ 22,763    $  85,253
  Gross profit.................     3,792       2,819       5,241       4,882       16,734
  Net income (loss)............   (3,424)     (4,728)     (2,075)     (5,345)     (15,572)
  Per share data
      Net income (loss)........     (.35)       (.48)       (.21)       (.54)       (1.58)
  Market price range:
    High.......................    11 3/4       9 3/8       9 3/4       9           11 3/4
    Low........................     7 7/8       6 7/8       5 3/4       5 7/8        5 3/4

Fiscal 1996
  Sales........................  $ 22,434    $ 23,733    $ 25,237    $ 25,490    $  96,894
  Gross profit.................     7,382       7,897       8,553       7,076       30,908
  Net income...................     1,114       1,081       1,437         162        3,794
  Per share data
      Net income(1)............       .14         .13         .16         .02          .43
  Market price range:
    High.......................    15-1/4      19-5/8      17-7/8      13-7/8       19-5/8
    Low........................    10-5/8      14-1/8      10-1/2       7            7


=============================================================================================


The Company's common stock is traded on the American Stock Exchange, symbol AHA. The number of stockholders of record as of May 30, 1997 was approximately 1,100.

  (1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sum of the quarters does not necessarily equal the full year earnings per share.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


Notes To Consolidated Financial Statements

Note 1  Summary of  Significant Accounting Policies

Principles of Consolidation:
   The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Sunday closest to March 31. There were 52 weeks in fiscal 1997, 1996 and 1995.

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

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================


Notes To Consolidated Financial Statements (continued)

Note 1  Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments:
   Financial instruments of the Company consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value because of the short maturity of these instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates their carrying amounts. The Company does not use derivative instruments.

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

Net Income Per Share:
   In fiscal 1997, 1996, and 1995, the computation of both primary and fully diluted earnings per share was based on the weighted average number of outstanding common shares. Fiscal 1997 does not include common stock equivalents since the effect would have been antidilutive. In fiscal 1996 and 1995 the computation was based on the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants, using the treasury stock method. The weighted average number of shares of common stock and common equivalent shares outstanding, if applicable, for the calculation of primary earnings per share was 9,848,000 in fiscal 1997, 8,755,000 in fiscal 1996, and 7,882,000 in fiscal 1995.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


Notes To Consolidated Financial Statements (continued)

Note 1  Summary of Significant Accounting Policies (continued)

New Accounting Standards:
   During fiscal 1997, the Company adopted Financial Accounting Standards Board Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation" (FAS 123). The adoption of these standards had no material impact on the financial position or the results of operations of the Company in fiscal 1997. Under FAS 123, the Company has elected not to adopt the new accounting method and will continue to account for its stock-based compensation under the existing provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Accordingly, the Company has provided pro-forma disclosures of net earnings and earnings per share assuming FAS 123 had been adopted. (See Note 7 for the additional disclosures required by FAS 123.)

Note 2  Company Operations

The Company operates in one industry segment: the development, production and sale of microwave materials, devices and components. Sales include export sales primarily to Europe and to a lesser extent Southeast Asia of $26,720,000, $23,633,000, and $16,855,000, in fiscal 1997, 1996, and 1995, respectively.

During fiscal year 1997, one customer accounted for 11% of the Company's total sales whereas, during fiscal years 1996 and 1995, no one customer accounted for 10% or more of the Company's total sales. The Company is focused on four major OEMs and six other customers that the Company believes are principal suppliers to these OEMs in the wireless communications market. For fiscal 1997 sales to the four major OEMs and their suppliers represented approximately 26% of the Company's sales. In fiscal 1995 and 1994 sales to these OEMs and their suppliers represented approximately 29% and 17% of the Company's sales, respectively. While the Company believes that these emerging wireless markets afford great opportunities, such customer concentration could have an adverse affect on the business.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================


Notes To Consolidated Financial Statements (continued)

Note 2  Company Operations (continued)

During fiscal 1997, the Company operated a sales subsidiary in the United Kingdom and a ceramic manufacturing operation in France. At the end of fiscal 1997, the Company sold its ceramic manufacturing operation in France. During fiscal 1996, the Company closed its sales subsidiary in Germany and replaced it with an independent sales representative and distributor. The following table shows certain financial information relating to the Company's operations in various geographic areas (in thousands):


                                      1997           1996           1995

================================================================================
Sales
   United States
      Customers..................   $  76,004      $  83,078      $  67,495
      Intercompany...............       6,472          8,526          6,665
   Europe
      Customers..................       9,249         13,816         10,759
   Eliminations..................     (6,472)        (8,526)        (6,665)
                                    ---------      ---------      ---------
Net Sales........................      85,253         96,894         78,254
                                    ---------      ---------      ---------

Income (loss) before taxes
   United States.................    (13,520)          3,553          2,723
   Europe........................     (2,052)            910            626
                                    ---------      ---------      ---------
Income (loss) before taxes.......    (15,572)          4,463          3,349
                                    ---------      ---------      ---------

Assets
   United States.................      61,547         69,201         44,896
   Europe........................       3,706          6,222          5,271
                                    ---------      ---------      ---------
Total Assets.....................   $  65,253      $  75,423      $  50,167
                                    =========      =========      =========

================================================================================

Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

Note 3  Inventories

                                                         March 30,   March 31,
Inventories consisted of the following (in thousands):     1997        1996
================================================================================

Raw materials.........................................   $   4,886   $   4,878
Work-in-process.......................................       3,439       5,830
Finished goods........................................       1,942       1,307
                                                         ---------   ---------
                                                         $  10,267   $  12,015
                                                         =========   =========

================================================================================

During fiscal 1997, the Company recorded a $2.6 million write-down of inventory resulting from shifts in demand away from ceramic products.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


Notes To Consolidated Financial Statements (continued)

Note 4  Borrowing Arrangements and Commitments

Line Of Credit

The Company has a $7.5 million Working Capital Line of Credit Agreement which expires in October 1997. This line of credit is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. A commitment fee of 1/2% per year is due quarterly under the Agreement. At March 30, 1997, there was $1.0 million outstanding under the Agreement. At March 31, 1996, there was no outstanding balance under this Agreement.

Long-Term Debt

                                                           March 30,   March 31,
Long-term debt consisted of the following (in thousands):    1997        1996
================================================================================
    Equipment Term Note (a).............................   $  3,998    $  1,011
    9-1/2% Mortgage Note Payable (b)....................        ---          40
    Industrial Revenue Bond (c).........................        558         667
    French Government Sponsored and Start-up Loans (d)..        170         251
    CDBG Grant (e)......................................        819         928
                                                           --------    --------
                                                              5,545       2,897
    Less - current maturities...........................      1,939         332
                                                           --------    --------
                                                           $  3,606    $  2,565
                                                           ========    ========

================================================================================
a. The equipment term note is at LIBOR (5.4375% at March 30, 1997 and March 31, 1996) plus 3% and 2%, respectively. This note is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Principal payments of $137,871 plus interest are due monthly until August 1999.

b. The mortgage note payable was paid in full during fiscal 1997.

c. An industrial revenue bond is held by the Farmers and Mechanics National Bank. The interest rate on this bond is prime (8.5% at March 30, 1997) and quarterly principal payments of $27,777 are due until March 2002. The bond is secured by various property, plant and equipment with a net book value of $2,697,000 at March 30, 1997.

d. The Company has three unsecured government sponsored and start-up business loans. The first loan has an interest rate of 8.75% and requires annual payments of $36,000 through December 1998. The second loan has an interest rate of 5% and requires quarterly principal and interest payments of $8,300 through February 2000. The third loan has an interest rate of 9.0% and requires principal and interest payments of $3,500 through January 1998.

e. The Company obtained a ten year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 4  Borrowing Arrangements and Commitments (continued)


Aggregate annual maturities of long-term debt are as follows (in thousands):


      Fiscal Year
================================================================================
      1999................................................   $  1,950
      2000................................................        944
      2001................................................        234
      2002................................................        240
      Thereafter..........................................        238
                                                             --------
                                                             $  3,606
                                                             ========

================================================================================

Capital Lease Obligations

At March 30, 1997 included in property, plant and equipment are the following capitalized leases (in thousands):
      Property, plant and equipment.......................   $  1,798
      Accumulated depreciation and amortization...........      1,433
                                                             --------
                                                             $    365
                                                             ========

Future minimum lease payments under the capitalized lease obligations at March 30, 1997 were as follows (in thousands):

      Fiscal Year
================================================================================
      1998................................................   $    236
      1999................................................          9
                                                             --------
      Total minimum lease payments........................        245
       Less: Amount representing interest.................          7
                                                             --------
      Present value of net minimum lease payments.........        238
       Less: Current maturities...........................        230
                                                             --------
      Long-term maturities................................   $      8
                                                             ========

================================================================================

Cash payments for interest were $470,000, $906,000, and $635,000 in fiscal 1997, 1996, and 1995, respectively.

The bond, line of credit and term loan agreements include various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. Under the most restrictive covenants the Company may not pay dividends except restricted payments in an amount not to exceed $100,000 in connection with the redemption of certain common stock repurchase rights.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

Notes To Consolidated Financial Statements (continued)

Note 5  Repositioning Charge

During fiscal 1997, the Company successfully completed the resizing of Trans-Tech, Inc.(TTI), its Maryland subsidiary, which included the sale of Trans-Tech Europe (TTE), its French ceramic manufacturing operation, and the closing of the TTI California facility. The Company also completed the sale of the digital radio product line. The above actions resulted in a repositioning charge which was recorded in the fourth quarter of fiscal 1997. The charge included the following items (in thousands):

            Employee severance at TTI.............    $  493
            Lease commitments on unoccupied
              facilities at TTI...................       512
            Write-off of excess equipment at TTI..       263
            Net loss on divestitures..............       806
                                                      ------
            Total repositioning charge............    $2,074
                                                      ======

The severance charges were related to a reduction in force of 47 employees, largely among support personnel, and were completed in the fourth quarter of fiscal 1997.

The cash payments relating to the repositioning charge will total approximately $1.4 million. As of March 31, 1997, cash payments totaling $308 thousand were made. Approximately $971 thousand is expected to be paid in fiscal 1998 with the remaining balance to be paid in fiscal 1999.

During fiscal 1996, the Company sold its Methuen, Massachusetts plant which resulted in a $320 thousand repositioning credit attributable to the reversal of certain accruals as a result of an earlier than expected disposition of this facility.

Note 6  Income Taxes

Income (loss) before income taxes consisted of (in thousands):

                                           1997       1996       1995
--------------------------------------------------------------------------------
    Domestic.......................    $(13,520)    $3,553     $2,723
    Foreign........................      (2,052)       910        626
                                       --------     ------     ------
                                       $(15,572)    $4,463     $3,349
                                       ========     ======     ======

The provision for income taxes consisted of (in thousands):

                                           1997       1996       1995
--------------------------------------------------------------------------------

    Current income taxes
      Federal......................    $    ---     $   69     $   75
      State........................        (119)       108        217
      Foreign......................         119        492        210
                                       --------     ------     ------
                                       $    ---     $  669     $  502
                                       ========     ======     ======

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 6  Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows (in thousands):

                                                       1997      1996      1995
--------------------------------------------------------------------------------
   Tax expense (benefit) at U.S. statutory rate..   $(5,294)   $1,517    $1,139
   State income taxes, net of Federal benefit....        79        71       143
   Change in valuation allowance.................     5,189      (882)     (763)
   Other net.....................................        26       (37)      (17)
                                                    -------    ------    ------
                                                    $   ---    $  669    $  502
                                                    =======    ======    ======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 30, 1997 and March 31, 1996 are as follows (in thousands):

                                                                  1997      1996
--------------------------------------------------------------------------------
 Deferred tax assets:
  Accounts receivable due to bad debts......................  $    195   $   234
  Inventories due to reserves and inventory capitalization..     1,417       729
  Accrued liabilities.......................................     1,584       575
  Deferred compensation.....................................       102       177
  Other.....................................................         7         6
  Net operating loss carryforward...........................    13,109     9,275
  Charitable contribution carryforward......................        37        32
  Minimum tax credits and state tax credit carryforwards....       555       415
                                                              --------   -------
   Total gross deferred tax assets..........................    17,006    11,443
   Less valuation allowance.................................   (13,503)   (8,314)
                                                              --------   -------
   Net deferred tax assets..................................     3,503     3,129
                                                              --------   -------

 Deferred tax liabilities:
  Property, plant and equipment due to depreciation.........    (3,503)   (3,129)
                                                              --------   -------
   Total gross deferred tax liability.......................   ( 3,503)   (3,129)
                                                              --------   -------
   Net deferred tax.........................................  $    ---   $   ---
                                                              ========   =======


The valuation allowance for deferred tax assets as of March 30, 1997 and March 31, 1996 was $13,503,000 and $8,314,000, respectively. The net change in the total valuation allowance for the years ended March 30, 1997 and March 31, 1996 was an increase of $5,189,000 and a decrease of $882,000, respectively.

Cash payments for income taxes were $149,000, $241,000 and $157,000 in fiscal 1997, 1996 and 1995, respectively. As of March 30, 1997, the Company has available for income tax purposes approximately $36,000,000 in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2004. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses. The Company also has minimum tax credit carryforwards of approximately $25,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has state tax credit carryforwards of $530,000 of which $218,000 is available to reduce state income taxes over an indefinite period.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

Notes To Consolidated Financial Statements (continued)

Note 6  Income Taxes (continued)

The Company has not recognized a deferred tax liability of approximately $148,000 for the undistributed earnings of its 100 percent owned foreign subsidiaries that arose in 1997 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of March 30, 1997, the undistributed earnings of these subsidiaries were approximately $436,000.

Note 7  Common Stock

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

     Restricted Stock Awards
     No restricted shares of the Company's common stock were issued during fiscal 1997. For fiscal 1996 and 1995, respectively, a total of 8,500 and 31,000 restricted shares of the Company's common stock were granted to certain employees.

     The market value of shares awarded were $51,000 and $147,000 for fiscal 1996 and 1995, respectively. These amounts were recorded as unearned compensation - restricted stock and are shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $35,000, $61,000, and $64,000 in fiscal 1997, 1996, and 1995, respectively.

Long-Term Compensation Plan

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan
(SERP) for certain key executives. Benefits payable under this plan are based upon the participant's base pay at retirement reduced by proceeds from the exercise of certain stock options. Options vest over a five year period. Benefits earned under the SERP are fully vested at age 55, however, the benefit is ratably reduced if the participant retires prior to age 65. Compensation expense related to the plan was $106,000, $62,000 and $68,000 in fiscal 1997, 1996, and 1995, respectively. Total benefits accrued under these plans were $180,000 at March 30, 1997 and $515,000 at March 31, 1996.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 7  Common Stock (continued)

A summary of stock option and restricted stock award transactions follows:

                                                           Weighted average
                                                           exercise price of
                                                  Shares   shares under plan
--------------------------------------------------------------------------------
Balance, April 3, 1994.................          970,564          $2.73
                                               ---------

  Granted..............................           87,000           8.31
  Exercised............................         (147,255)          2.66
  Restricted...........................          (19,335)           ---
  Cancelled............................          (21,749)          4.44
                                               ---------

Balance outstanding at April 2, 1995...          869,225           3.14
                                               ---------

  Granted..............................          115,500          12.36
  Exercised............................          (78,432)          2.82
  Restricted...........................          (22,664)           ---
  Cancelled............................          (44,242)          6.06
                                               ---------

Balance outstanding at March 31, 1996..          839,387           4.38
                                               ---------

  Granted..............................          598,500           8.36
  Exercised............................         (172,750)          2.73
  Restricted...........................          (23,164)           ---
  Cancelled............................         (186,503)          8.61
                                               ---------

Balance outstanding at March 30, 1997..        1,055,470           6.21
                                               =========

Balance exercisable at March 30, 1997..          422,936          $3.25
                                               =========

The following table summarizes information concerning currently outstanding and exercisable options as of March 30, 1997:

                                             Weighted
                                              average                Weighted
                                             remaining                average                                  Weighted
   Range of                 Number          contractual             outstanding              Options           average
exercise prices           outstanding      life (years)             option price           exercisable      exercise price
---------------           -----------    ----------------        ------------------        -----------     ----------------
 $2.375 - $5.00               432,868           4.4                     $2.68                391,336            $2.62
  $5.01 - $10.00              499,000           9.3                     $8.15                  9,200            $8.87
 $10.01 - $13.00               94,600           8.1                    $12.09                 22,400           $11.90
   Restricted                  29,002           4.5                       ---                    ---              ---
                            ---------                                                        -------
                            1,055,470                                                        422,936
                            =========                                                        =======

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 7  Common Stock (continued)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. The following assumptions were used in the calculation of these values for fiscal years 1997 and 1996, respectively: volatility of 85%, risk free interest rate of 7% and expected life of 9.95 years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below:

     (in thousands)                            1997          1996
     -------------------------------------------------------------------
     Net income (loss)    As reported      $ (15,572)      $ 3,794
                          Pro forma          (15,711)        3,445

The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal year 1996.

Stock Purchase Warrants

In April 1994, the Company amended its line of credit agreement and issued 50,000 stock purchase warrants to Silicon Valley Bank. The warrants are exercisable at $3.75 per share and expire on April 1, 1999.

Stock Option Plan For Non-Employee Directors

On September 12, 1994, the shareholders approved a Non-Qualified Stock Option Plan for Non-Employee Directors. A total of 50,000 options may be granted under this plan. The option price is the greater of the fair market value of the shares of common stock at the time the option is granted or four dollars ($4.00). Options are exercisable 20% per year. No options were granted under this plan during fiscal 1997. During fiscal 1996, a new director was elected to the Board of Directors and 5,000 non-qualified stock options were issued at $17.875 per share. In fiscal 1995, each of the three directors received 5,000 non-qualified stock options issued at $5.875 per share. No options have been exercised under this plan.

Stock Purchase Plan

In December 1989, the Company adopted an employee stock purchase plan. The plan was amended in October 1992 to provide for six month offering periods. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The plan originally provided for purchases by employees of up to an aggregate of 300,000 shares through December 31, 1995. During fiscal 1996, the employee stock purchase plan was amended and extended through December 31, 1998. Shares of 15,076, 16,836, and 28,875, were purchased under this plan in fiscal 1997, 1996, and 1995, respectively.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 7  Common Stock (continued)

Shareholder Rights Plan

In December 1996, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one common share at an exercise price of $40 per share. A right will also be issued with each common share that is issued prior to the time the rights become exercisable or expire.

The rights are not exercisable until after a person or group acquires 10% or more of the Company's common stock or announces a tender offer for 10% or more of the common stock except with respect to persons who already hold 10% in which case the threshold is any additional shares. In such events, each holder shall be entitled to purchase that number of shares of the Company's common stock having a market value equal to two times the $40 per share exercise price. In lieu of such right, the Board of Directors may issue one share of common stock for each right held by everyone except the acquiring person or group. In the event that the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power are sold, each holder shall thereafter have the right to receive, upon exercise of each right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the $40 per share exercise price.

The Company is entitled to redeem the rights at one cent per share at any time before the rights are exercisable. The rights will expire on December 5, 2006, unless extended or unless the rights are earlier redeemed or exchanged; provided, however, that the Shareholder Rights Plan will terminate at the annual meeting of stockholders of the Company to be held on September 8, 1997, if the stockholders do not approve the Plan at that meeting.

Note 8  Employment Benefit Plan

On March 31, 1995, the Company merged its Employee Stock Ownership Plan into the Alpha Industries, Inc. Saving and Retirement Plan also known as the 401(k) plan. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 1997, the Company contributed 110,956 shares of the Company's common stock valued at $835,000 to the 401(k) plan. During fiscal 1996, the Company contributed $101,000 for the first three quarters and accrued $208,000 that was distributed in the form of the Company's stock in fiscal 1997.

Under the previous 401(k) plan all of the Company's employees who were at least 21 years old and had completed one year of service (1,000 hours in a 12 month period) with the Company were eligible to receive a Company matching contribution. The Company contributed $.50 for each $1.00 contributed by employees, up to a maximum Company matching contribution of $500 per employee for fiscal 1995. For fiscal year 1995, the Company contributed $232,000.

Under the previous Employee Stock Ownership Plan contributions were determined by the Board of Directors and contributed to a trust created to acquire shares of the Company's common stock and other assets for the exclusive benefit of the participants. The Company accrued a contribution of $226,000 for fiscal 1995 that was distributed during fiscal 1996.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


Notes To Consolidated Financial Statements (continued)

Note 9  Commitments And Contingencies

The Company has various operating leases for manufacturing and engineering equipment and buildings. Rent expense amounted to $1,937,000, $1,626,000, and $1,255,000 in fiscal 1997, 1996, and 1995, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases are as follows (in thousands):

  Fiscal Year
  --------------------------------------------------------------------
  1998 ............................................   $ 1,321
  1999 ............................................       660
  2000 ............................................       370
  2001 ............................................       374
  2002 ............................................       388
  Thereafter .......................................    1,527
                                                      -------
                                                      $ 4,640
                                                      =======

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

Note 10  Related Party Transactions

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, currently a beneficial owner of the Company's Common Stock purchased approximately $5.1 million, $4.3 million, and $1.9 million of products during fiscal 1997, 1996, and 1995, respectively. In addition, a director of the Company is also a director of Scientific Atlanta, Inc. During fiscal 1997, 1996, and 1995, Scientific Atlanta, Inc. purchased approximately $1 million, $1.2 million, and $766 thousand of product, respectively.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP


Boston, Massachusetts
May 9, 1997

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------


Item 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.


                                    PART III

Item 10  Directors And Executive Officers Of The Registrant

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 1997, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

Item 11  Executive Compensation

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 1997, which section is incorporated herein by reference.

Item 12  Security Ownership Of Certain Beneficial Owners And Management

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 1997, which section is incorporated herein by reference.

Item 13  Certain Relationships And Related Transactions

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 1997, which section is incorporated herein by reference.


                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)  1.  Index to Financial Statements

         The financial statements filed as part of this report are listed on the index appearing on page 17.

     2.  Index to Financial Statement Schedules

         The following financial statement schedule is filed as part of this report (page references are to this report):

                Schedule II    Valuation and Qualifying Accounts (page 41)

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

----------------------------------------
Alpha Industries, Inc. and Subsidiaries
----------------------------------------


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

             (a) Specimen Certificate of Common Stock (Filed as Exhibit 4(a) to
                 Registration Statement on Form S-3 (Registration No. 33-
                 63857))*.

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

             (c) Amended and restated Shareholder Rights Agreement dated as of
                 December 5, 1996 between Registrant and American Stock Transfer and Trust Company, as Rights Agent as amended and restated June 23, 1997.

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

             (f) Credit Agreement dated September 29, 1995 between Alpha
                 Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank. (Filed as Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 1, 1995)*; and as amended by Second Amendment dated as of September 30, 1996, and as further amended by Third Amendment dated as of June 12, 1997 and amended and restated promissory notes dated as of June 12, 1997.

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

              (c) SERP Trust Agreement between the Registrant and the First
                  National Bank of Boston as Trustee dated April 8, 1991 (Filed as Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1991)*. (1)

              (d) Alpha Industries, Inc., Long-Term Compensation Plan dated
                  September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                  1992)*; amended March 28, 1991 (Filed as Exhibit 10 (a) to the Quarterly Report on Form 10-Q for the quarter ended June 27,
                  1993)* and as further amended October 27, 1994 (Filed as
                  Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

              (e) Master Equipment Lease Agreement between AT&T Commercial
                  Finance Corporation and the Registrant dated June 19, 1992 (Filed as Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)*.

              (f) Severance Agreement dated January 13, 1997 between the
                  Registrant and Thomas C. Leonard.(1)

              (g) Severance Agreement dated May 20, 1997 between the Registrant and David J. Aldrich. (1)

              (h) Severance Agreement dated January 14, 1997 between the
                  Registrant and Richard Langman. (1)

              (i) Employment Agreement dated October 4, 1996 between the
                  Registrant and Martin J. Reid.(1)

              (j) Consulting Agreement dated August 13, 1992 between the
                  Registrant and Sidney Topol. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3,
                  1994)*.(1)

              (k) Master Lease Agreement between Comdisco, Inc. and the
                  Registrant dated September 16, 1994 (Filed as Exhibit 10(q) the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

              (l) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan
                  for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2,
                  1994)*. (1)

              (m) Alpha Industries Executive Compensation Plan dated January 1,
                  1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2,
                  1995)*.(1)

              (n) Alpha Industries, Inc. Savings and Retirement 401(k) Plan
                  dated July 1, 1996.

              (o) Change in Control Agreement between the Registrant and Paul E.
                  Vincent dated August 23, 1996.(1)

              (p) Change in Control Agreement between the Registrant and James
                  C. Nemiah dated August 23, 1996.(1)

              (q) Severance Agreement dated April 30, 1996 between the
                  Registrant and Jean Pierre Gillard.(1)

              (r) Lease Agreement between MIE Properties, Inc. and Trans-Tech,
                  Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

         (11) Statement re computation of per share earnings.

         (21) Subsidiaries of the Registrant.

         (23) Consent of Independent Auditors.

         (27) Financial Data Schedule.

              (b) Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 30, 1997.

              --------------------

*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

(1) Management Contracts.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALPHA INDUSTRIES, INC.
                                  (Registrant)

                 By:  /s/ THOMAS C. LEONARD
                    -----------------------------------------
                     Thomas C. Leonard, President

Date:  June 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 1997.


Signature and Title                             Signature and Title
-----------------------------                   --------------------------

/s/ GEORGE S. KARIOTIS                          /s/ MARTIN J. REID
-----------------------------                   --------------------------
George S. Kariotis                              Martin J. Reid
Chairman of the Board                           Director


/s/ THOMAS C. LEONARD                           /s/ RAYMOND SHAMIE
-----------------------------                   --------------------------
Thomas C. Leonard                               Raymond Shamie
Chief Executive Officer                         Director
President and Director

/s/ PAUL E. VINCENT                             /s/ SIDNEY TOPOL
-----------------------------                   --------------------------
Paul E. Vincent                                 Sidney Topol
Chief Financial Officer                         Director
Principal Financial Officer
Principal Accounting Officer

/s/ ARTHUR PAPPAS                               /s/ CHARLES A. ZRAKET
-----------------------------                   --------------------------
Arthur Pappas                                   Charles A. Zraket
Director                                        Director


                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

                                  SCHEDULE II

Valuation And Qualifying Accounts
(In thousands)


                                                Charged
                                    Balance At  To Costs              Balance At
                                    Beginning     And                   End Of
  Description                        Of Year    Expenses  Deductions     Year
--------------------------------------------------------------------------------
Year Ended March 30, 1997
 Allowance for doubtful accounts..   $  634     $  206      $  319     $  521
 Allowance for estimated losses
  on contracts....................   $   24     $   --      $   21     $    3

Year Ended March 31, 1996
 Allowance for doubtful accounts..   $  783     $   60      $  209     $  634
 Allowance for estimated losses
  on contracts....................   $  117     $   --      $   93     $   24

Year Ended April 2, 1995
 Allowance for doubtful accounts..   $  945     $   60      $  222     $  783
 Allowance for estimated losses
  on contracts....................   $  593     $   --      $  476     $  117
