Form 10-Q
period 1997-06-29
ALPHA INDUSTRIES INC
filed 1997-08-13
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

                  Yes   X             No
                      -----             -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                           OUTSTANDING AT JULY 27, 1997

  COMMON STOCK, PAR VALUE $.25 PER SHARE                  10,014,190

Alpha Industries, Inc. and Subsidiaries


                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
PART 1   FINANCIAL INFORMATION

  Item 1 - Financial Statements

        Consolidated Balance Sheets - June 29, 1997 and March 30, 1997........ 3

        Consolidated Statements of Income - Quarters Ended June 29, 1997
        and June 30, 1996..................................................... 4

        Consolidated Statements of Cash Flows - Three Months Ended
        June 29, 1997 and June 30, 1996....................................... 5

        Notes to Consolidated Financial Statements............................ 6

  Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................ 7

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

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                     JUNE 29,     MARCH 30,
                                                       1997         1997
                                                   (UNAUDITED)    (AUDITED)

-------------------------------------------------------------------------------
ASSETS
 Current assets
   Cash and cash equivalents at cost...............   4,680         $ 5,815
   Short-term investments (approximates market)....   1,341           1,218
   Accounts receivable.............................  17,927          17,019
   Inventories (Note 1)............................   9,877          10,267
   Prepayments and other current assets............   1,294             857
                                                    --------       --------
    Total current assets...........................  35,119          35,176
                                                    --------       --------
 Property, plant and equipment, less
  accumulated depreciation and amortization
  of $56,084 and $54,450...........................  28,978          28,608
 Other assets......................................   1,549           1,469
                                                     -------       --------
                                                     $65,646       $ 65,253
                                                     =======       ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Current maturities of long-term debt              $  1,902      $  2,939
   Current maturities of capital lease obligations        138           230
   Accounts payable...............................      5,425         5,620
   Repositioning reserve..........................        988         1,106
   Payroll and related expenses...................      5,824         5,359
Other accrued liabilities.........................      2,123         1,513
                                                      --------     --------
     Total current liabilities..................        16,400       16,767
                                                      --------     --------
 Long-term debt.................................         3,104        3,606
                                                      --------     --------
 Long-term capital lease obligations............             9            8
                                                      --------     --------
 Other long-term liabilities....................         1,398        1,486
                                                      --------     --------
 Commitments and contingencies (Note 4)
 Stockholders' equity
  Common stock par value $.25 per share:
   authorized 30,000,000 shares; issued
   10,130,746 and 10,126,413 shares.............         2,532        2,531
 Additional paid-in capital.....................        54,826       54,640
 Retained earnings (accumulated deficit)........       (12,406)     (13,516)
  Less - Treasury shares 126,197 and 161,139
          shares at cost........................           153          195
         Unearned compensation-restricted stock.            64           74
                                                      --------     --------
   Total stockholders' equity...................         44,735      43,386
                                                      --------     --------
                                                      $ 65,646     $ 65,253
                                                      ========     =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries

     CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

(In thousands except per share data)

                                             FIRST QUARTER ENDED
                                              JUNE 29,   JUNE 30,
                                                1997       1996
-------------------------------------------------------------------------------

 Net sales...................................   $25,705   $20,066
  Cost of sales.............................    16,808    16,274
  Research and development expenses.........     2,319     2,488
  Selling and administrative expenses.......     5,262     5,387
                                               -------   -------
 Operating income (loss)....................     1,316    (4,083)
 Interest expense...........................      (145)     (117)
 Interest income and other, net.............        62       172
                                               -------   -------
 Income (loss) before income taxes..........     1,233    (4,028)
 Provision (credit) for income taxes........       123      (604)
                                               -------   -------
 Net income (loss)..........................   $ 1,110   $(3,424)
                                               =======   =======
 Net income (loss) per share................   $  0.11   $ (0.35)
                                               =======   =======
 Weighted average common shares and common
  share equivalents (Note 3)................    10,202     9,703
                                               =======   =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                               THREE MONTHS ENDED
                                                                              JUNE 29,    JUNE 30,
                                                                               1997        1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)...........................................................      $ 1,110   $(3,424)
   Adjustments to reconcile net income (loss) to net cash provided from
    (used for) operations:
 Depreciation and amortization of property, plant and equipment..............        1,634     1,318
 Contribution of treasury shares to Savings and Retirement Plan..............          214       ---
 Amortization of unearned compensation - restricted stock, net...............           10        16
 (Decrease) increase in other liabilities and long-term benefits.............          (88)       52
 (Increase) decrease in other assets.........................................          (85)       12
    Change in assets and liabilities:
        Accounts receivable..................................................        (908)    2,095
        Inventories..........................................................         390    (2,384)
        Other current assets.................................................        (437)      335
        Accounts payable.....................................................        (195)   (1,154)
        Other accrued liabilities and expenses...............................       1,075        80
        Repositioning reserve................................................        (118)      ---
                                                                                  -------   -------
         Net cash provided from (used for) operations........................       2,602    (3,054)
                                                                                  -------   -------
 Cash flows from investing activities:
     Purchases of short-term investments.....................................        (843)   (2,475)
     Maturities of short-term investments....................................         720     1,003
     Additions to property, plant and equipment..............................      (2,004)   (2,306)
                                                                                  -------   -------
         Net cash used in investing activities...............................      (2,127)   (3,778)
                                                                                  -------   -------
 Cash flows from financing activities:
 Payments on long-term debt..................................................      (1,539)      (81)
 Deferred charges related to long-term debt..................................           5         4
 Payments on capital lease obligations.......................................         (91)     (100)
 Exercise of stock options...................................................          15        52
                                                                                  -------   -------
         Net cash used in financing activities...............................      (1,610)     (125)
                                                                                  -------   -------
  Net decrease in cash and cash equivalents..................................      (1,135)   (6,957)
  Cash and cash equivalents, beginning of period.............................       5,815    11,326
                                                                                  -------   -------
  Cash and cash equivalents, end of period...................................     $ 4,680   $ 4,369
                                                                                  =======   =======
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1  INVENTORIES


                                                                                 JUNE 29,  MARCH 30,
  Inventories consist of the following (in thousands):                             1997      1997
 -----------------------------------------------------------------------------------------------------
      Raw materials.........................................................      $ 4,788   $ 4,886
      Work-in-process.......................................................        2,715     3,439
      Finished goods........................................................        2,374     1,942
                                                                                  -------   -------
                                                                                   $9,877   $10,267
                                                                                  =======   =======
 -----------------------------------------------------------------------------------------------------

NOTE 2  COMPANY OPERATIONS

During the quarter ended June 29, 1997, one customer accounted for approximately 18% of the Company's sales.

NOTE 3   EARNINGS PER SHARE

Earnings (loss) per common share for the three months ended June 29, 1997 and June 30, 1996 were computed using the weighted average number of outstanding common shares plus common stock equivalents, if applicable, of 10,202,421 and 9,703,175 shares, respectively.

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

Alpha Industries, Inc. and Subsidiaries

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 totaled $25.7 million compared with sales of $20.1 million for the same period last year. New orders received in the quarter totaled $26.9 million, compared to $15.3 million for the same period last year, which was net of approximately $4 million of order cancellations.
The increase in sales and orders was the result of continued strong growth in demand for the Company's high-volume semiconductors, including GaAs (Gallium Arsenide) integrated circuits (IC), which are sold to original equipment manufacturers in the rapidly expanding wireless industry. In conjunction with this growth, sales to one customer represented approximately 18% of the Company's total sales for the first quarter of fiscal 1998.

Gross profit for the first quarter of fiscal 1998 totaled $8.9 million compared with $3.8 million for the comparable period last year. Gross profit improved primarily as the result of increased sales volumes and reduced manufacturing costs at Trans-Tech, the Company's ceramic component subsidiary. At the end of fiscal 1997, the Company eliminated excess and inefficient capacity at Trans-Tech while at the same time added capacity at the Company's Massachusetts plant.

Research and development expenses decreased for the first quarter of fiscal
1998 to $2.3 million or 9% of sales compared to $2.5 million or 12% of sales for the same quarter last year. As expected, the reduction in R&D is due to the refocusing of Trans-Tech and the discontinued investment of the digital radio product group which the Company sold in fiscal 1997. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets.

Selling and administrative expenses totaled $5.3 million or 21% of sales for the first quarter of fiscal 1998, as compared with the same period last year of $5.4 million or 27% of sales. The first quarter of fiscal 1998 included increased investments in the sales, marketing and administrative activities namely the addition of dedicated account managers for key wireless OEM manufacturers and improvements to the Company's information systems, such as adding Electronic Data Interchange (EDI) capabilities. Whereas, the first quarter of fiscal 1997 included $900 thousand associated with severance costs related to various corporate executives.

Interest expense for the first quarter of fiscal 1998 increased $28 thousand over the comparable period last year as the Company had a slight increase in short term borrowings. Interest income for the first quarter of fiscal 1998 decreased $94 thousand compared to the same quarter last year. A higher level of short term investments was maintained during the first quarter of 1997 as a result of funds received from a secondary equity offering completed during fiscal 1996.

The Company's effective tax rate for the first quarter of fiscal 1998 was 10% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At June 29, 1997, the Company had available net operating loss carryforwards of approximately $36 million which expire commencing in 2004. The first quarter of fiscal 1997 included a 15% income tax benefit as a result of the expected utilization of net operating loss carryforwards.

For the first quarter of fiscal 1998, the Company reported a net income of $1.1 million or $0.11 per share compared with a net loss of $3.4 million or $0.35 per share for the comparable period last year. The Company projects continued profitability based on the continued growth of the wireless communications industry and the focus of the Company on its major customers.

Alpha Industries, Inc. and Subsidiaries

FINANCIAL CONDITION

 At June 29, 1997, working capital totaled $18.7 million and included $6 million in cash, cash equivalents, and short-term investments, compared with $18.4 million of working capital at the end of fiscal 1997. Cash decreased $1.1 million for the first quarter of fiscal 1998 as operations generated $2.6 million of cash principally from net income and depreciation and uses of cash included $2 million for fixed assets and the $1.5 million repayment of short-term debt. The Company continued its investments in capital expenditures particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. Recently the Company completed the expansion of its manufacturing capacity for the high-volume semiconductors. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow. The Company expects to generate sufficient cash from operations to fund the necessary capital investments needed to support projected levels of growth. With cash, cash equivalents, and short-term investments of $6 million and a $7.5 million line of credit currently available, the Company believes it has adequate funds to support its current operating needs. If necessary, the Company will evaluate other available sources of financing, such as sales leasebacks or borrowing against its debt-free Massachusetts facility.

OTHER MATTERS

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No.128, "Earnings Per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FAS 128 for the quarter ended December 28, 1997 and restate prior period information as required under the statement. The Company does not expect the adoption of FAS 128 to have a material impact on reported earnings per share.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, " Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

Safe Harbor Statement - Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. The Company's results could differ materially based on various factors, including without limitation: cancellation or deferral of customer orders, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications (including PCS), difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's financial results is included in the Company's periodic reports filed with the S.E.C., including the most recent Form 10-K and subsequent Form 10-Qs.

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

        (c) Amended and restated Shareholder Rights Agreement dated as of December 5, 1996 between Registrant and American Stock Transfer and Trust Company, as Rights Agent as amended and restated June 23,
            1997.   (Filed as Exhibit 4(c) to the Annual Report on Form 10-K for
            the fiscal year ended March 30, 1997).*

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

        (f) Credit Agreement dated September 29, 1995 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank. (Filed as Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 1, 1995)*; and as amended

Alpha Industries, Inc. and Subsidiaries

            by Second Amendment dated as of September 30, 1996, and as further amended by Third Amendment dated as of June 12, 1997 and amended and restated promissory notes dated as of June 12, 1997. (Filed as Exhibit 4(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).*


   (10) Material Contracts.

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

        (f) Severance Agreement dated January 13, 1997 between the Registrant and Thomas C. Leonard. (Filed as Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (g) Severance Agreement dated May 20, 1997 between the Registrant and David J. Aldrich. (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (h) Severance Agreement dated January 14, 1997 between the Registrant and Richard Langman. (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (i) Employment Agreement dated October 4, 1996 between the Registrant and Martin J. Reid. (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

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

Alpha Industries, Inc. and Subsidiaries

        (n) Alpha Industries, Inc. Savings and Retirement 401(k) Plan dated July 1, 1996. (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).*


        (o) Change in Control Agreement between the Registrant and Paul E. Vincent dated August 23, 1996. (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (p) Change in Control Agreement between the Registrant and James C. Nemiah dated August 23, 1996. (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (q) Severance Agreement dated April 30, 1996 between the Registrant and Jean Pierre Gillard. (Filed as Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997).* (1)

        (r) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

   (11) Statement re computation of per share earnings**.

   (27) Financial Data Schedule.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 29, 1997.


__________________
 * Not filed herewith, In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
** Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.
(1)  Management Contracts.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1997
      ---------------

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