Form 10-Q
period 1997-09-28
ALPHA INDUSTRIES INC
filed 1997-11-12
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     ---------------------
Commission file number 1-5560
                       ------

                             ALPHA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        04-230211
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


20 Sylvan Road, Woburn, Massachusetts                      01801
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:     (617) 935-5150

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                    No
       -----                      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at October 26, 1997
Common Stock, par value $.25 per share                      10,240,989

                                Table of Contents
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----

Part 1        Financial Information

  Item 1 - Financial Statements

     Consolidated Balance Sheets - September 28, 1997 and March 30, 1997.....  3

     Consolidated Statements of Income - Quarters and Six Months Ended
     September 28, 1997 and September 29, 1996...............................  4

     Consolidated Statements of Cash Flows - Six Months Ended
     September 28, 1997 and September 29, 1996...............................  5

     Notes to Consolidated Financial Statements..............................  6

  Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................  7

Part 2        Other Information

  Item 1 - Legal Proceedings................................................. 10

  Item 4 - Submission of Matters to a Vote of Security Holders............... 10

  Item 6 - Exhibits and Reports on Form 8-K.................................. 10

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

Alpha Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands except share and per share amounts)

                                                                    September 28,   March 30,
                                                                       1997           1997
                                                                    (unaudited)     (audited)
---------------------------------------------------------------------------------------------
 Assets
  Current assets
   Cash and cash equivalents at cost ..............................   $  7,129    $  5,815
   Short-term investments (approximates market) ...................      1,234       1,218
   Accounts receivable ............................................     18,936      17,019
   Inventories (Note 1) ...........................................      9,149      10,267
   Prepayments and other current assets ...........................      1,681         857
                                                                      --------    --------
        Total current assets ......................................     38,129      35,176
                                                                      --------    --------
  Property, plant and equipment, less accumulated depreciation and
     amortization of $57,759 and $54,450 ..........................     29,882      28,608
  Other assets ....................................................      1,556       1,469
                                                                      --------    --------
                                                                      $ 69,567    $ 65,253
                                                                      ========    ========
 Liabilities And Stockholders' Equity
  Current liabilities
   Current maturities of long-term debt ...........................   $  1,866    $  2,939
   Current maturities of capital lease obligations ................         67         230
   Accounts payable ...............................................      6,092       5,620
   Repositioning reserve ..........................................        584       1,106
   Payroll and related expenses ...................................      6,411       5,359
   Other accrued liabilities ......................................      2,993       1,513
                                                                      --------    --------
        Total current liabilities .................................     18,013      16,767
                                                                      --------    --------
  Long-term debt ..................................................      2,572       3,606
                                                                      --------    --------
  Long-term capital lease obligations .............................          8           8
                                                                      --------    --------
  Other long-term liabilities .....................................      1,325       1,486
                                                                      --------    --------
  Commitments and contingencies (Note 5)
  Stockholders' equity
   Common stock par value $.25 per share: authorized
    30,000,000 shares; issued 10,361,327 and 10,126,413 shares ....      2,590       2,531
   Additional paid-in capital .....................................     55,568      54,640
   Retained earnings (accumulated deficit) ........................    (10,063)    (13,516)
   Less - Treasury shares 125,004 and 161,139 shares at cost ......        392         195
          Unearned compensation-restricted stock ..................         54          74
                                                                      --------    --------
   Total stockholders' equity .....................................     47,649      43,386
                                                                      --------    --------
                                                                      $ 69,567    $ 65,253
                                                                      ========    ========
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands except per share data)

                                             Second Quarter Ended      Six Months Ended
                                             Sept. 28,  Sept. 29,    Sept. 28,   Sept. 29,
                                               1997       1996        1997         1996
------------------------------------------------------------------------------------------

Net sales.................................. $ 28,571    $ 20,137    $ 54,276    $ 40,203
  Cost of sales............................   17,942      17,318      34,750      33,592
  Research and development expenses........    2,422       2,470       4,741       4,958
  Selling and administrative expenses......    5,513       4,451      10,775       9,838
                                             -------     -------     -------     -------
Operating income (loss)....................    2,694      (4,102)      4,010      (8,185)
Interest expense...........................     (126)       (130)       (271)       (247)
Interest income and other, net.............       37         108          99         280
                                             -------     -------     -------     -------
Income (loss) before income taxes..........    2,605      (4,124)      3,838      (8,152)
Provision for income taxes.................      261         604         384        --
                                             -------     -------     -------     -------
Net income (loss).......................... $  2,344    $ (4,728)   $  3,454    $ (8,152)
                                            ========    ========    ========    ========
Net income (loss) per share................ $   0.22    $  (0.48)   $   0.33    $  (0.83)
                                            ========    ========    ========    ========
Weighted average common shares and common
  share equivalents (Note 4)...............   10,500       9,820      10,351       9,764
                                            ========    ========    ========    ========
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)


                                                                          Six Months Ended
                                                                      Sept. 28,    Sept. 29,
                                                                        1997        1996
--------------------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net income (loss).................................................. $  3,454    $ (8,152)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operations:
   Depreciation and amortization of property, plant and equipment....    3,309       2,724
   Contribution of treasury shares to Savings and Retirement Plan....      407         410
   Amortization of unearned compensation - restricted stock, net.....       20          27
   (Decrease) increase in other liabilities and long-term benefits...     (161)         85
   (Increase) decrease in other assets...............................      (95)         11
   Change in assets and liabilities:
     Accounts receivable.............................................   (1,917)      2,278
     Inventories.....................................................    1,118      (1,079)
     Other current assets............................................     (824)        300
     Accounts payable................................................      472      (2,304)
     Other accrued liabilities and expenses..........................    2,532         348
     Repositioning reserve...........................................     (522)         --
                                                                      --------    --------
       Net cash provided by (used in) operations.....................    7,793      (5,352)
                                                                      --------    --------
 Cash flows from investing activities:
  Purchases of short-term investments................................     (843)     (2,475)
  Maturities of short-term investments...............................      827       3,579
  Additions to property, plant and equipment.........................   (4,583)     (3,857)
                                                                      --------    --------
       Net cash used in investing activities.........................   (4,599)     (2,753)
                                                                      --------    --------
 Cash flows from financing activities:
  Proceeds from notes payable........................................       --       3,952
  Payments on long-term debt.........................................   (2,107)       (291)
  Deferred charges related to long-term debt.........................        8           9
  Payments on capital lease obligations..............................     (163)       (213)
  Proceeds from sale of stock........................................       66          39
  Exercise of stock options..........................................      316         401
                                                                      --------    --------
       Net cash provided by (used in) financing activities...........   (1,880)      3,897
                                                                      --------    --------
 Net increase (decrease) in cash and cash equivalents................    1,314      (4,208)
 Cash and cash equivalents, beginning of period......................    5,815      11,326
                                                                      --------    --------
 Cash and cash equivalents, end of period............................ $  7,129    $  7,118
                                                                      ========    ========
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Alpha Industries, Inc. and Subsidiaries
Notes  To  Consolidated Financial Statements
(unaudited)


Note 1        Inventories
                                                          Sept. 28,  March 30,
   Inventories consist of the following (in thousands):     1997       1997
------------------------------------------------------------------------------
     Raw materials.....................................   $ 4,335   $ 4,886
     Work-in-process...................................     2,440     3,439
     Finished goods....................................     2,374     1,942
                                                          -------   -------
                                                          $ 9,149   $10,267
                                                          =======   =======
------------------------------------------------------------------------------
Note 2        Line of Credit

As of October 1, 1997, the Company renewed its $7.5 million Line of Credit Agreement which now expires on September 30, 1999. Also as of October 1, 1997, the Company obtained a $7.5 million Equipment Line of Credit Agreement which expires on September 30, 1998. Prior to October 1, 1998, the Equipment Line of Credit Agreement may be converted to a four year term loan.


Note 3        Company Operations

During the six months ended September 28, 1997, one customer accounted for approximately 21% of the Company's sales.

Note 4        Earnings Per Share

Earnings (loss) per common share for the six months ended September 28, 1997 and September 29, 1996 were computed using the weighted average number of outstanding common shares plus common stock equivalents, if applicable, of 10,351,160 and 9,764,148 shares, respectively.

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

Alpha Industries, Inc. and Subsidiaries

                                 PART I - ITEM 2


Management's Discussion And Analysis Of Financial Condition And
Results Of Operations


Results of Operations

As previously announced, the Company continues to project that it will show growth, quarter over quarter, in orders, shipments and profits for the rest of fiscal 1998.

Sales for the first six months of fiscal 1998 totaled $54.3 million compared with sales of $40.2 million for the same period last year. Sales for the second quarter of fiscal 1998 totaled $28.6 million up 42% over the comparable period last year. New orders received for the first half of fiscal 1998 were $57.0 million, compared with $35.8 million for the same period last year. These results make the fifth consecutive quarter with growth in shipments and orders and a positive book-to-bill for the Company's continuing operations. The Company reported a book-to-bill ratio for the first six months of fiscal 1998 of 1.05. Overall, the increases in sales and orders are the result of continued strong growth in demand for the Company's high-volume semiconductors, including GaAs (Gallium Arsenide) integrated circuits (IC), which are sold to original equipment manufacturers in the rapidly expanding wireless industry. In conjunction with this growth, sales to one customer represented approximately 21% of the Company's total sales for the first six months of fiscal 1998.

Gross profit for the first half of fiscal 1998 totaled $19.5 million or 36% of sales compared with $6.6 million or 16% of sales for the comparable period last year. Gross profit for the second quarter was $10.6 million or 37% of sales compared with $2.8 million or 14% of sales for the same period last year. Gross margins improved primarily as the result of increased sales volumes and the leveraging of capacity of the Company's high volume semiconductor operation as well as reduced manufacturing costs at Trans-Tech, the Company's ceramic component subsidiary in Maryland. The reduced manufacturing costs at Trans-Tech were the result of actions taken during fiscal 1997. The second quarter of fiscal 1997 included an inventory write-down of $1.5 million and a loss on a filter order of $500 thousand. With these cost reductions completed, Trans-Tech continues to drive improvements in its operations and reported a profit for the second quarter of fiscal 1998.

Research and development expenses for the first six months of fiscal 1998 were $4.7 million, continuing a gradual increase over the prior three quarters. Approximately 75% of the Company's total research and development expenditures are for the development of processes and applications related to its high volume products, which are targeted at the rapidly-growing wireless markets. Research and development expenses have been reduced by $217 thousand over the same period last year because of the divestiture of the Company's digital radio group and its attendant R&D expenditures, as well as a reduction in such expenses at Trans-Tech during the rebuilding of its business. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need.

Selling and administrative expenses totaled $10.8 million or 20% of sales for the first six months of fiscal 1998, as compared with 25% of sales for the same period last year. The first half of fiscal 1997 included approximately $900 thousand associated with severance costs related to various corporate executives. For the second quarter ended September 28, 1997, selling and administrative expenses represented 19% of sales, as compared to 22% of sales for the comparable quarter last year. The increases in selling and administrative expenses reflect the increased investments in the sales, marketing and administrative activities, namely the addition of dedicated account managers for key wireless OEM manufacturers, improvements to the Company's information systems, such as adding Electronic Data Interchange (EDI) capabilities, training costs and recruiting costs for key positions.

Interest expense for the first six months of fiscal 1998 increased $24 thousand over the comparable period last year as the Company had a slight increase in short term borrowings. However, for the quarter ended September 28, 1997, interest expense remained relatively flat. Interest income for the first six months and quarter ended September 28, 1997 decreased $130 thousand and $36 thousand, respectively, over the same periods last year. A higher level of short term investments were maintained during the first half of 1997 as a result of funds received from a secondary offering that was completed during fiscal 1996.

The Company's effective tax rate for the first half of fiscal 1998 was 10% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At September 28, 1997, the Company had available net operating loss carryforwards of approximately $34 million, which expire commencing in 2004. Last year's second quarter included a reversal of a $604 thousand income tax benefit since it was determined the Company's operations would not be profitable in fiscal 1997.

For the first six months of fiscal 1998, the Company reported a net income of $3.5 million or $0.33 per share compared with a net loss of $8.2 million or $0.83 per share for the comparable period last year. For the second quarter ended, the Company reported net income of $2.3 million or $0.22 per share compared with a net loss of $4.7 million or $0.48 per share.


Financial Condition

At September 28, 1997, working capital totaled $20.1 million and included $8.4 million in cash, cash equivalents and short-term investments, compared with $18.4 million of working capital at the end of fiscal 1997. Cash increased $1.3 million for the first half of fiscal 1998 as operations generated $7.8 million of cash, principally from net income, depreciation and a decline in working capital requirements. Uses of cash included the $2.1 million repayment of short-term debt and $4.6 million for fixed assets. The Company continued its investments in capital expenditures, particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow.

The Company expects to generate sufficient cash from operations to fund the necessary capital investments needed to support projected levels of growth. With cash, cash equivalents and short-term investments of $8.4 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs. The Company will continue to evaluate other available sources of financing, such as a sale-leaseback or refinancing of its debt-free Massachusetts facility.


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

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. The Company continues to deny that it has any responsibility with respect to this site other than as a de minimis party. Management is of the opinion that the outcome of the aforementioned environmental matter will not have a material effect on the Company's operations or financial position.


Item 4        Submission of Matters to a Vote of Security Holders


              (a) On September 8, 1997, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

              (b) At the Meeting, the Stockholders elected Thomas C. Leonard, Arthur Pappas and Raymond Shamie as Class 2 Directors each to hold office for a three-year term until the 2000 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. Votes were cast as follows: Mr. Leonard 8,850,077 for and 579,066 withheld, Mr. Pappas 8,814,524 for and 614,819 withheld, Mr. Shamie 8,815,315 for and 614,028 withheld.

              (c) At the Meeting, the Stockholders voted not to approve the continuation of the Alpha Industries, Inc. Shareholder Rights Agreement. A total of 3,985,780 shares were voted in favor of approving the continuation of the Alpha Industries, Inc. Shareholder Rights Agreement 3,612,418 shares were voted against, 20,978 shares abstained from voting and 2,395,014 shares did not vote.

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

              (c) Amended and restated Shareholder Rights Agreement dated as of
                  December 5, 1996 between Registrant and American Stock Transfer and Trust Company, as Rights Agent as amended and restated June 23, 1997. (Filed as Exhibit 4(c) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*.

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

              (f) Credit Agreement dated September 29, 1995 between Alpha
                  Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts, N.A. and Silicon Valley Bank. (Filed as Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended October 1, 1995)*; and as amended by Second Amendment dated as of September 30, 1996, and as further amended by Third Amendment dated as of June 12, 1997 and amended and restated promissory notes dated as of June 12, 1997 (Filed as Exhibit 4(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.

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

              (f) Severance Agreement dated January 13, 1997 between the
                  Registrant and Thomas C. Leonard (Filed as Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

              (g) Severance Agreement dated May 20, 1997 between the Registrant and David J. Aldrich (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*. (1)

              (h) Severance Agreement dated January 14, 1997 between the
                  Registrant and Richard Langman (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

              (i) Employment Agreement dated October 4, 1996 between the
                  Registrant and Martin J. Reid (Filed
                  as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

              (j) Consulting Agreement dated August 13, 1992 between the
                  Registrant and Sidney Topol (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3,
                  1994)*.(1)

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

              (m) Alpha Industries Executive Compensation Plan dated January 1,
                  1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*.(1)

              (n) Alpha Industries, Inc. Savings and Retirement 401(k) Plan
                  dated July 1, 1996 (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*.

              (o) Change in Control Agreement between the Registrant and Paul E.
                  Vincent dated August 23, 1996 (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended March
                  30, 1997)*. (1)

              (p) Change in Control Agreement between the Registrant and James
                  C. Nemiah dated August 23, 1996 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

              (q) Severance Agreement dated April 30, 1996 between the
                  Registrant and Jean Pierre Gillard (Filed as Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

              (r) Lease Agreement between MIE Properties, Inc. and Trans-Tech,
                  Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

         (11) Statement re computation of per share earnings**.

         (27) Financial Data Schedule.

              (b) Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 28, 1997.


---------------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
**Reference is made to Note 4 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 4 is hereby incorporated by reference herein.
(1)Management Contracts.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 10, 1997
      -----------------
                                   Alpha Industries, Inc. and Subsidiaries
                                   ---------------------------------------
                                             Registrant




                                  /s/ Thomas C. Leonard
                                  ----------------------------
                                  Thomas C. Leonard
                                  Chief Executive Officer


                                  President

                                  /s/ Paul E. Vincent
                                  ----------------------------
                                  Paul E. Vincent
                                  Chief Financial Officer
                                  Principal Financial Officer
                                  Principal Accounting Officer