Form 10-Q
period 1997-12-28
ALPHA INDUSTRIES INC
filed 1998-02-10
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------
Commission file number 1-5560
                       ------

                             ALPHA INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                  04-2302115
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


 20 SYLVAN ROAD, WOBURN, MASSACHUSETTS                 01801
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (617) 935-5150


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes  [X]       No  [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                         OUTSTANDING AT JANUARY 25, 1998
COMMON STOCK, PAR VALUE $.25 PER SHARE                  10,340,211

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                PAGE
PART 1        FINANCIAL INFORMATION
     Item 1 - Financial Statements

         Consolidated Balance Sheets - December 28, 1997 and March 30, 1997....................   3

         Consolidated Statements of Income - Quarters and Nine Months Ended
         December 28, 1997 and December 29, 1996...............................................   4

         Consolidated Statements of Cash Flows - Nine Months Ended
         December 28, 1997 and December 29, 1996...............................................   5

         Notes to Consolidated Financial Statements............................................   6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................   7

PART 2        OTHER INFORMATION

     Item 1 - Legal Proceedings................................................................   9

     Item 6 - Exhibits and Reports on Form 8-K.................................................   9

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

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                     DECEMBER 28,     MARCH 30,
                                                                                         1997           1997
                                                                                      (UNAUDITED)     (AUDITED)
----------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets
     Cash and cash equivalents at cost............................................     $  11,895      $  5,815
     Short-term investments (approximates market).................................           ---         1,218
     Accounts receivable..........................................................        17,707        17,019
     Inventories (Note 1) ........................................................         8,994        10,267
     Prepayments and other current assets.........................................           761           857
                                                                                       ---------      --------
        Total current assets......................................................        39,357        35,176
                                                                                       ---------      --------
   Property, plant and equipment, less accumulated depreciation and
     amortization of $59,507 and $54,450..........................................        31,080        28,608
   Other assets...................................................................         1,012         1,469
                                                                                       ---------      --------
                                                                                       $  71,449      $ 65,253
                                                                                       =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Current maturities of long-term debt.........................................     $   1,866      $  2,939
     Current maturities of capital lease obligations..............................            22           230
     Accounts payable.............................................................         5,025         5,620
     Repositioning reserve........................................................           308         1,106
     Payroll and related expenses.................................................         5,692         5,359
     Other accrued liabilities....................................................         3,792         1,513
                                                                                       ---------      --------
       Total current liabilities..................................................        16,705        16,767
                                                                                       ---------      --------
   Long-term debt.................................................................         2,132         3,606
                                                                                       ---------      --------
   Long-term capital lease obligations............................................             8             8
                                                                                       ---------      --------
   Other long-term liabilities....................................................         1,430         1,486
                                                                                       ---------      --------
   Commitments and contingencies (Note 4)
   Stockholders' equity
     Common stock par value $.25 per share: authorized
       30,000,000 shares; issued 10,405,587 and 10,126,413 shares.................         2,601         2,531
     Additional paid-in capital...................................................        55,882        54,640
     Retained earnings (accumulated deficit)......................................       ( 6,906)      (13,516)
     Less - Treasury shares 114,242 and 161,139 shares at cost....................           359           195
            Unearned compensation-restricted stock................................            44            74
                                                                                       ---------      --------
     Total stockholders' equity...................................................        51,174        43,386
                                                                                       ---------      --------
                                                                                       $  71,449      $ 65,253
                                                                                       =========      ========
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                                THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                              DEC. 28,       DEC. 29,       DEC. 28,     DEC. 29,
                                                                1997           1996           1997        1996
--------------------------------------------------------------------------------------------------------------------
   Net sales............................................     $   30,751    $   22,287     $   85,027     $  62,490
     Cost of sales......................................         18,928        17,046         53,678        50,638
     Research and development expenses..................          2,545         2,275          7,286         7,233
     Selling and administrative expenses................          5,684         4,953         16,459        14,791
                                                             ----------    ----------     ----------     ---------
   Operating income (loss)..............................          3,594        (1,987)         7,604       (10,172)
   Interest expense.....................................           (126)         (183)          (397)         (430)
   Interest income and other, net.......................             39            95            138           375
                                                             ----------    ----------     ----------     ---------
   Income (loss) before income taxes....................          3,507        (2,075)         7,345       (10,227)
   Provision for income taxes...........................            351           ---            735           ---
                                                             ----------    ----------     ----------     ---------
   Net income (loss)....................................     $    3,156    $   (2,075)    $    6,610    $  (10,227)
                                                             ==========    ==========     ==========    ==========
   Net income (loss) per share diluted..................     $     0.30    $    (0.21)    $     0.63    $   (1.04)
                                                             ==========    ==========     ==========    ==========
   Net income (loss) per share basic....................     $     0.31    $    (0.21)    $     0.65    $    (1.04)
                                                             ==========    ==========     ==========    ==========
   Weighted average common shares and potentially
   dilutive shares(Note 3)..............................         10,641         9,912         10,414         9,814
                                                             ==========    ==========     ==========    ==========
   Weighted average common shares (Note 3)..............         10,280         9,912         10,136         9,814
                                                             ==========    ==========     ==========    ==========

-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                          NINE MONTHS ENDED
                                                                                       DEC. 28,       DEC. 29,
                                                                                         1997           1996
-----------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net income (loss)............................................................     $   6,610      $(10,227)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operations:
       Depreciation and amortization of property, plant and equipment.............         5,057         4,377
       Contribution of treasury shares to Savings and Retirement Plan.............           606           628
       Amortization of unearned compensation - restricted stock, net..............            30            39
       (Decrease) increase in other liabilities and long-term benefits............           (56)          109
       (Increase) decrease in other assets........................................           444           124
       Change in assets and liabilities:
        Accounts receivable ......................................................          (688)          257
        Inventories...............................................................         1,273          (530)
        Other current assets......................................................            96           395
        Accounts payable..........................................................          (595)       (2,835)
        Other accrued liabilities and expenses....................................         2,612            96
        Repositioning reserve.....................................................          (798)          ---
                                                                                       ---------      --------
          Net cash provided by (used in) operations...............................        14,591        (7,567)
                                                                                       ---------      --------
   Cash flows from investing activities:
     Purchases of short-term investments..........................................          (843)       (3,521)
     Maturities of short-term investments.........................................         2,061         4,618
     Additions to property, plant and equipment...................................        (7,529)       (6,193)
                                                                                       ---------      --------
          Net cash used in investing activities...................................        (6,311)       (5,096)
                                                                                       ---------      --------
   Cash flows from financing activities:
     Proceeds from notes payable..................................................           ---         3,952
     Payments on long-term debt...................................................        (2,547)         (796)
     Deferred charges related to long-term debt...................................            13             3
     Payments on capital lease obligations........................................          (208)         (321)
     Proceeds from sale of stock..................................................            66            39
     Exercise of stock options....................................................           476           460
                                                                                       ---------      --------
          Net cash provided by (used in) financing activities.....................        (2,200)        3,337
                                                                                       ----------     --------
   Net increase (decrease) in cash and cash equivalents...........................         6,080        (9,326)
   Cash and cash equivalents, beginning of period.................................         5,815        11,326
                                                                                       ---------      --------
   Cash and cash equivalents, end of period.......................................     $  11,895      $  2,000
                                                                                       =========      ========
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1        INVENTORIES



                                                                          DEC. 28,        MARCH 30,
   Inventories consist of the following (in thousands):                     1997            1997
---------------------------------------------------------------------------------------------------
     Raw materials....................................................   $   4,638     $   4,886
     Work-in-process..................................................       2,196         3,439
     Finished goods...................................................       2,160         1,942
                                                                         ---------     ---------
                                                                          $  8,994     $  10,267
                                                                         =========     =========
---------------------------------------------------------------------------------------------------

NOTE 2      COMPANY OPERATIONS

During the nine months ended December 28, 1997, one customer accounted for approximately 24% of the Company's sales.

NOTE 3        EARNINGS PER SHARE

Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which changed the method of computing and presenting earnings per common share. All periods presented have been restated in accordance with FAS 128.

Earnings (loss) per common share diluted for the nine months ended December 28, 1997 and December 29, 1996 were computed using the weighted average number of outstanding common shares plus potentially dilutive shares, if applicable, of 10,413,698 and 9,813,585 shares, respectively. Earnings (loss) per common share basic for the nine months ended December 28, 1997 and December 29, 1996 were computed using the weighted average number of outstanding common shares of 10,136,334 and 9,813,585 shares, respectively.


NOTE 4        COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company continues to project that it will show growth, quarter over quarter, in orders, shipments and profits.

Sales for the first nine months of fiscal 1998 totaled $85.0 million compared with sales of $62.5 million for the same period last year. Sales for the third quarter of fiscal 1998 totaled $30.8 million up 38% over the comparable period last year. New orders received for the first nine months of fiscal 1998 were $88.9 million, compared with $59.9 million for the same period last year. These results make the sixth consecutive quarter with growth in shipments and orders and a positive book-to-bill for the Company's continuing operations. The Company reported a book-to-bill ratio for the first nine months of fiscal 1998 of 1.05. Overall, the increases in sales and orders are the result of continued strong growth in demand for the Company's high-volume semiconductors, including GaAs (Gallium Arsenide) integrated circuits (IC), which are sold to original equipment manufacturers in the rapidly expanding wireless industry. In conjunction with this growth, sales to one customer represented approximately 24% of the Company's total sales for the first nine months of fiscal 1998.

Gross profit for the first nine months of fiscal 1998 totaled $31.3 million or 36.9% of sales compared with $11.9 million or 19.0% of sales for the comparable period last year. Gross profit for the third quarter was $11.8 million or 38.4% of sales compared with $5.2 million or 23.5% of sales for the same period last year. Gross margins continue to improve quarter over quarter primarily as the result of increased sales volumes and the leveraging of capacity of the Company's high volume semiconductor operation as well as reduced manufacturing costs at Trans-Tech, the Company's ceramic component subsidiary in Maryland. The reduced manufacturing costs at Trans-Tech resulted from nonrecurring actions included in fiscal 1997.

Research and development expenses for the first nine months of fiscal 1998 were approximately $7.3 million relatively constant with the same period last year, but for the third quarter increased $270 thousand compared with the comparable quarter last year. Approximately 75% of the Company's total research and development expenditures are for the development of processes and applications related to high volume products, which are targeted at the rapidly-growing wireless markets. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need.

Selling and administrative expenses totaled $16.5 million or 19.4% of sales for the first nine months of fiscal 1998, as compared with 23.7% of sales for the same period last year. The first nine months of fiscal 1997 included approximately $900 thousand associated with severance costs related to various corporate executives. For the third quarter ended December 28, 1997, selling and administrative expenses represented 18.5% of sales, as compared to 22.2% of sales for the comparable quarter last year. Selling and administrative expenses continue to rise in aggregate but to steadily decrease as a percentage of sales. The increased spending reflects the higher investments in the sales, marketing and administrative activities namely the addition of dedicated account managers for key wireless OEM manufacturers, improvements to the Company's information systems, such as adding Electronic Data Interchange (EDI) capabilities, training costs and recruiting costs for key positions.

Interest expense for the first nine months and third quarter of fiscal 1998 continues to decrease due to a decline in short term borrowings. Other income, net of expenses, for the nine months and third quarter ended December 28, 1997 decreased $237 thousand and $56 thousand respectively due to lower interest income from a decline in short-term investments and losses from early disposition and replacement of certain low-volume manufacturing equipment.

The Company's effective tax rate for the first nine months of fiscal 1998 was 10% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At December 28, 1997, the Company had available net operating loss carryforwards of approximately $29.4 million, which expire commencing in 2004.

For the first nine months of fiscal 1998, the Company reported a net income of $6.6 million or $0.63 per share diluted compared with a net loss of $10.2 million or $1.04 per share for the comparable period last year. For the third quarter ended December 28, 1997 the Company reported net income of $3.2 million or $0.30 per share diluted compared with a net loss of $2.1 million or $0.21 per share.

FINANCIAL CONDITION

At December 28, 1997, working capital totaled $22.7 million and included $11.9 million in cash and cash equivalents, compared with $18.4 million of working capital at the end of fiscal 1997. Cash increased $6.1 million for the first nine months of fiscal 1998 as operations generated $14.6 million of cash principally from net income, depreciation, and a decline in working capital requirements. Uses of cash included the $2.5 million repayment of short-term debt and $7.5 million for fixed assets. The Company continued its investments in capital expenditures particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow.

The Company expects to generate sufficient cash from operations to fund the necessary capital investments needed to support projected levels of growth. With cash of $11.9 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs. The Company will continue to evaluate other available sources of financing, such as sales leasebacks or borrowing against its debt-free Massachusetts facility.

OTHER MATTERS

Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company is in the process of evaluating the potential issues that might need to be addressed in connection with its operations. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods.

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No.128, "Earnings Per Share" (FAS 128). FAS 128 supersedes Accounting Principles Board Opinion No.15 and specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company has applied FAS 128 for the quarter ended December 28, 1997 and restated prior period information as required under the statement. The adoption of FAS 128 had no material impact on reported earnings per share.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, " Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

Safe Harbor Statement - Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. The Company's results could differ materially based on various factors, including without limitation: cancellation or deferral of customer orders, dependence on a small number of large customers, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's financial results is included in the Company's periodic reports filed with the S.E.C., including the most recent Form 10-K and subsequent 10-Qs.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

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

               (f) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank.

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

      (27)     Financial Data Schedule.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended
                    December
                    28, 1997.
---------------
* Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
** Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q, which Note 3 is hereby incorporated by reference herein.
(1) Management Contracts.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 9, 1998
----------------------
                                     Alpha Industries, Inc. and Subsidiaries
                                     ---------------------------------------
                                     Registrant




                                     /s/ Thomas C. Leonard
                                     --------------------------------------
                                     Thomas C. Leonard
                                     Chief Executive Officer
                                     President




                                     /s/ Paul E. Vincent
                                     -----------------------------------
                                     Chief Financial Officer
                                     Principal Financial Officer
                                     Principal Accounting Officer