Form 10-K405
period 1998-03-29
ALPHA INDUSTRIES INC
filed 1998-06-25
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 29, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________  to _________________

Commission file number 1-5560
                       ------


                            ALPHA INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)

                             DELAWARE                                                     04-2302115
                 (State or other jurisdiction of                                        (I.R.S. Employer
                  incorporation or organization)                                       Identification No.)

             20 SYLVAN ROAD, WOBURN, MASSACHUSETTS                                           01801
            (Address of principal executive offices)                                       (Zip Code)

       Registrant's telephone number, including area code:                               (781) 935-5150



       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.25 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      X                 No
         --------------            ____________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 24, 1998 was approximately $156,109,000.

     The number of shares of Common Stock outstanding at May 24, 1998 was 10,475,714.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into Part III of this Report.

                   The Exhibit Index is located on page 40.

                              Page 1 of 53 pages.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


                                     PART I


ITEM 1  BUSINESS

BUSINESS GROUPS

The Company operates in one business segment which is organized around three operating groups. The Wireless Semiconductor Products group and the Application Specific Products group are both located at the Company's corporate headquarters outside Boston, Massachusetts while the Ceramic Products group is located in Maryland. The following lists the three groups with their primary products and markets:


GROUPS                         PRIMARY PRODUCTS                 PRIMARY MARKETS
------                         ----------------                 ---------------
WIRELESS SEMICONDUCTOR         GaAs RF Integrated Circuits      Wireless Telephony
PRODUCTS                       Discrete Semiconductors          (Predominantly Handsets)
                                                                TV Distribution

APPLICATION SPECIFIC           Discrete Semiconductors          Satellite Communications
PRODUCTS (ASP)                 Components                       Telecommunications
                                                                Space
                                                                Defense

CERAMIC PRODUCTS               Electrical Ceramics              Wireless Infrastructure
                               Ferrite Material                 Other Wireless


WIRELESS SEMICONDUCTORS PRODUCTS

The Wireless Semiconductor Products group manufactures GaAs integrated circuits and discrete components on a high volume, low cost basis. With 360 employees and a high capacity GaAs fab capable of producing both Metal Semiconductor Field Effect Transistors (MESFET) and Pseudomorphic High Electron Mobility Transistor (PHEMT) wafers, the Wireless Semiconductor Products group is the growth leader in the Company's strategy. The Company has decided to manufacture its next generation products with PHEMT process technology. The advantages of PHEMT include a lower material cost, gate lengths as low as 0.15 micron and excellent RF performance, especially efficiency, at supply voltages well below 3 volts. This latter characteristic is essential to reducing phone size and increasing talk time.

The Wireless Semiconductor Products group sells its products to most major handset manufacturers, including Motorola, Ericsson, Nokia, Philips Consumer Communications, Nortel, Siemens and others. Approximately 75% of the Company's R&D expenditures are focused on this group. The Company's products are used in all major air interfaces, including the leading digital standards, GSM, CDMA and TDMA, and in the analog AMPS standard widely used in North America and Latin America.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

APPLICATION SPECIFIC PRODUCTS

The Application Specific Products (ASP) group manufactures discrete semiconductors and components for base station equipment, satellite communications systems (both in space and on the ground), data communications, and defense markets. Typical products from the ASP group include GaAs integrated circuits in ceramic packages, custom silicon and discrete GaAs components. While the Wireless Semiconductor group's products are high volume and low cost, ASP products are moderate in volume, higher cost and generally more complex. The ASP group currently employs approximately 210 people.

CERAMIC PRODUCTS

The Ceramic Products group, located in Maryland with 260 employees, manufactures ceramic-based products that improve signal selection and filtering. These products include dielectric and coaxial resonators, ceramic filters and other products based on magnetic materials, principally ferrites. Ceramic products are used in base station infrastructure equipment, TV distribution, DBS, radar detectors, other satellite systems, GPS and defense applications.

The following table summarizes the Company's market applications in its three groups:

----------------------------------------------------------------------------------------------------------------------------------
                                                 WIRELESS          APPLICATION
                                              SEMICONDUCTOR         SPECIFIC          CERAMIC
MARKETS                                          PRODUCTS           PRODUCTS         PRODUCTS
----------------------------------------------------------------------------------------------------------------------------------
Wireless Handset                                    X
----------------------------------------------------------------------------------------------------------------------------------
Wireless Infrastructure                             X                  X                X
----------------------------------------------------------------------------------------------------------------------------------
TV Distribution and Set Top Boxes                   X
----------------------------------------------------------------------------------------------------------------------------------
TV Distribution and Multimedia                      X                                   X
----------------------------------------------------------------------------------------------------------------------------------
Satellite Communications (Payload)                                     X
----------------------------------------------------------------------------------------------------------------------------------
Satellite Communications (Ground)                                      X                X
----------------------------------------------------------------------------------------------------------------------------------
Satellite Communications (Handsets)                 X                                   X
----------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                  X                  X                X
----------------------------------------------------------------------------------------------------------------------------------
Global Positioning Satellite Systems                X                                   X
----------------------------------------------------------------------------------------------------------------------------------
Defense                                                                X                X
----------------------------------------------------------------------------------------------------------------------------------

MARKETS AND DISTRIBUTION

During fiscal 1998, approximately 82% of the Company's sales were to manufacturers of commercial products, primarily in the wireless communications markets and include components for products such as wireless telephones and base stations. The remaining 18% of sales were for use in a wide variety of defense-related systems.

Export sales to non-affiliates for fiscal 1998, 1997, and 1996 were $39.2 million, $26.7 million, and $23.6 million, respectively. This compares with domestic sales for the same period of $70.9 million, $53.2 million, and $66.1 million, respectively. During fiscal 1998, 1997, and 1996 the Company operated a sales subsidiary in the United Kingdom. At the end of fiscal 1997, the Company sold its ceramic manufacturing operation in France. During fiscal 1996, the Company closed its sales subsidiary in Germany and replaced it with an independent sales representative and distributor. See Note 2 to the Consolidated Financial Statements on page 27 for financial information about the Company's foreign and domestic operations.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

The Company's sales are made through 13 independent domestic sales representatives and 21 independent international sales representatives, as well as through its own sales force of 44 persons. Approximately 19% of the Company's sales are made through its own direct sales force and 81% through sales representatives.

RESEARCH AND DEVELOPMENT

The Company's products and markets are subject to continued technological advances. Recognizing this, the Company has maintained a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas.

Company sponsored R&D expenditures for fiscal 1998, 1997, and 1996 were $10.0 million, $9.5 million, and $9.1 million, respectively. With the Company's conversion to commercial markets, customer sponsored R & D was not material in amount for fiscal 1998 or 1997 but was $4.2 million in fiscal 1996. This decrease was the result of a shift away from defense related contracts.

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

CONTRACTS

During fiscal 1998, one customer, Motorola, Inc., accounted for approximately 25% of the Company's total sales and no other single customer accounted for 10% or more of the Company's total sales. The 18% of the Company's sales that were to the United States Government and prime contractors and subcontractors thereof are subject to termination at the convenience of the Government, in which event the Company would normally be reimbursed for costs incurred. While U.S. Government orders are canceled in this manner, the Company has seldom experienced any material terminations for convenience.

COMPETITIVE CONDITIONS

The Company competes on the basis of price, performance, quality, reliability, size, ability to meet delivery requirements and customer service and support. The Company experiences intense competition worldwide from a number of multinational companies that offer a variety of competitive products and broader product lines, and which have substantially greater financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from a number of smaller companies. In addition, the Company's customers, particularly its largest customers, may have or could acquire the capability to develop or manufacture products competitive with those that have been or

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

may be developed or manufactured by the Company.

PATENT AND TRADEMARKS

The Company owns a small number of patents and has other patent applications under preparation or pending. However, the Company believes that its technological position depends primarily on the ability to develop new innovative products through the technical competence of its engineering personnel.

BACKLOG

The Company's backlog of undelivered orders on March 29, 1998 was approximately $36.8 million compared with $32.5 million on March 30, 1997. The Company's policy is to record commercial orders on a quarterly basis consistent with expected customer short-term requirements. Management believes all orders in the Company's backlog to be firm. At least 90% of the March 29, 1998 backlog is anticipated to be shipped in fiscal 1999.

ENVIRONMENTAL REGULATIONS

In the Company's opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on the capital expenditures, earnings, and competitive position of the Company.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company at May 31, 1998.

     NAME                           AGE          POSITION
     George S. Kariotis              75          Chairman of the Board of Directors
     Thomas C. Leonard               63          Director, President and Chief Executive Officer
     Paul E. Vincent                 50          Vice President, Chief Financial Officer and Treasurer
     David J. Aldrich                41          Vice President
     Jean Pierre Gillard             54          Vice President
     Richard Langman                 51          Vice President, President of Trans-Tech, Inc.
     James C. Nemiah                 44          Secretary, Corporate Counsel


All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 14, 1998, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

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

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

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

Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. In May 1996 Mr. Aldrich was also appointed General Manager of Alpha Microwave Division. In January 1997, he relinquished his positions as Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held several positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division. Prior to joining M/A-COM, Inc., Mr. Aldrich was Controller with Adams Russell Electronics Company from 1984 to 1989 and a project leader for a NASA satellite communications program with Space Communications Company (a Fairchild Industries and Contel Inc. Partnership) from 1981 to 1983. Mr. Aldrich is a Director of Microwave Power Devices, Inc., a wireless high-power amplifier company.

Mr. Gillard joined the Company in 1992 as Director of GaAs IC Products.
In June 1996, he was named as the Company's Vice President of Business Development. Before joining the Company, Mr. Gillard held a number of Vice President positions at M/A-COM, Inc. in Sales, Marketing and Business Development. Mr. Gillard received his engineering education at Ecole Central d'Electronique, Paris, France and his business training at the Massachusetts Institute of Technology's Sloan School.

Mr. Langman joined the Company in January 1997, as Vice President of Alpha Industries, Inc., and President and General Manager of Trans-Tech, Inc. Prior to joining the Company, Mr. Langman worked for Coors Ceramics Company for 23 years, holding senior executive positions in operations and sales. Mr. Langman received his B.S. in Ceramic Engineering from Alfred University and his M.S. in Metallurgy and Material Science from Lehigh University.

Mr. Nemiah joined the Company in November 1995 as Corporate Counsel and Assistant Secretary. He was named Secretary in September 1996. Prior to joining the Company, Mr. Nemiah was at American Science and Engineering from 1987 to 1995, holding the positions of Vice President, General Counsel and Clerk.

EMPLOYEES

As of March 29, 1998, the Company and its subsidiaries employed approximately 840 persons, compared with 800 persons as of March 30, 1997.

ITEM 2  PROPERTIES

The following information describes the major facilities owned and leased by the Company. The Company believes it has adequate production capacity to meet its current business needs but is adding required capacity over the next 12 to 18 months to better serve the wireless market as demand continues to grow. As described in Note 4 to the Consolidated Financial Statements on pages 29 and 30, several properties secure debt of the Company.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

ITEM 2  PROPERTIES (CONTINUED)

a) The Company owns a 158,000 square foot plant plus eight acres of land at 20 Sylvan Road, Woburn, Massachusetts. This plant is occupied by the Wireless Semiconductor and Application Specific manufacturing operations and corporate headquarters.

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

See also Note 9 to the Consolidated Financial Statements on page 37.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended March 29, 1998.

                                    PART II


ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

See the section entitled "Quarterly Financial Data" appearing on page 23 for information regarding Common Stock market prices. Dividends have not been paid in either of the past two fiscal years. See Note 4 to the Consolidated Financial Statements appearing on pages 29 and 30 for information regarding dividend restrictions.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

ITEM 6  SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In thousands, except per share amounts and financial ratios)

                                                            FISCAL YEAR

                                                1998         1997       1996        1995       1994
----------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATION
   Sales....................................   $116,881   $ 85,253    $ 96,894    $78,254   $ 70,147
   Net income (loss)........................     10,302    (15,572)      3,794      2,847    (11,466)
   Per share data
       Net income (loss) diluted............   $   0.98   $  (1.58)   $   0.43    $  0.36   $  (1.53)
       Net income (loss) basic..............   $   1.01   $  (1.58)   $   0.45    $  0.37   $  (1.53)
       Weighted average common
         shares diluted.....................     10,474      9,848       8,751      7,882      7,502

       Weighted average common
        shares basic........................     10,201      9,848       8,367      7,607      7,502
FINANCIAL RATIOS
   Return (based on net
     income-net loss)
       On sales.............................        8.8%     (18.3%)       3.9%       3.6%     (16.3%)
       On average assets....................       14.5%     (22.1%)       6.0%       6.0%     (23.4%)
       On average equity....................       20.8%     (30.9%)       8.9%      11.0%     (38.3%)
   Current Ratio............................       2.52       2.10        3.35       1.68       1.64
   Debt to Equity...........................        2.9%       8.3%        4.5%      17.1%      19.9%
FINANCIAL POSITION
   Working Capital..........................   $ 26,061   $ 18,409    $ 32,647    $10,983   $  8,981
   Additions to property, plant
     and equipment..........................     11,039      7,951      12,297      5,248      2,939
   Total assets.............................     76,929     65,253      75,423     50,167     44,430
   Long-term debt...........................      1,625      3,606       2,565      4,744      4,826
   Long-term capital lease
     obligations............................        ---          8         565        754        892
   Stockholders' equity.....................     55,822     43,386      57,533     27,674     24,261
OTHER STATISTICS
   New orders (net of cancellations)........    121,100     81,300     103,200     84,900     66,700
   Backlog at year end......................   $ 36,800   $ 32,500    $ 36,500    $30,200   $ 23,500
----------------------------------------------------------------------------------------------------------------------------------

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

GENERAL

Fiscal 1998 was a record year for Alpha Industries, Inc. as sales and orders exceeded $116 million and $121 million respectively. Other significant improvements included achievements in capacity expansion, margin improvements and new products introductions. The Company successfully increased the utilization of its existing GaAs fab in Massachusetts by introducing "continuous shift" manufacturing. The Company primarily targets the high volume wireless markets, particularly the wireless telephony, TV distribution and telecommunications markets. Currently the Company operates in one business segment while focusing on three different operating groups. The Wireless Semiconductor Products group provides gallium arsenide (GaAs) integrated circuits and other semiconductors to the dynamic global market for wireless telephone handsets. The Application Specific Products (ASP) group provides a broad range of GaAs and silicon devices and components to satellite, instrumentation, defense and other communications markets. The Ceramic Products group provides technical ceramic products for the wireless telephony infrastructure and other wireless markets.

In the prior year, the Company focused on two operating divisions, Alpha Microwave and Trans-Tech, Inc. The current Wireless Semiconductor and Application Specific Products groups jointly represent Alpha Microwave, and the Ceramic Products group represents Trans-Tech, Inc.

RESULTS OF OPERATIONS

Sales for fiscal 1998 totaled $116.9 million compared with sales of $85.3 million in fiscal 1997. The increase in sales was primarily the result of higher sales volumes due to the increased penetration into several handset platforms. In particular there was significant sales growth in the Wireless Semiconductor Products group where sales increased by 99%. Sales also grew strongly in the ASP group, which had a 21% annual increase. The Ceramic Products group sales grew slightly, year over year. Deliveries to one major customer, Motorola, Inc., were 25% of total sales for fiscal 1998. The Company continued to increase its focus on the commercial wireless markets as defense sales declined to 18% of fiscal 1998 sales, compared with 21% in fiscal 1997.

Gross profit for fiscal 1998 totaled $44.1 million or 38% of sales compared with $16.7 million or 20% of sales in fiscal 1997. In fiscal 1997, gross profit included non-recurring costs that, if excluded, the Company's gross profit as a percentage of sales would have been 27%. See fiscal 1997 management discussion and analysis for an explanation of non-recurring costs. Gross margins improved quarter over quarter primarily as the result of increased sales volumes and the leveraging of capacity of the Company's high volume semiconductor operation, as well as reduced manufacturing costs and improved operating efficiencies at the Ceramic Products group.

Research and development expenses for fiscal 1998 were approximately $10.0 million or 9% of sales compared with $9.5 million or 11% of sales in fiscal 1997. Overall, R&D increased slightly but the increased investment in the wireless areas was significant since last year's R&D included expenditures for the digital radio group that was sold in fiscal 1997. Also as expected, the Ceramic Products group decreased its R&D expenditures for fiscal 1998 during the rebuilding of its business. Approximately 75% of the Company's total research and development expenditures are for the development of processes and applications related to high volume products in the Wireless Semiconductor Products group, which are targeted at the rapidly-growing wireless markets. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need. Customer sponsored R & D was not material in amount for fiscal 1998 or 1997.

Selling and administrative expenses increased to $22.4 million or 19% of sales for fiscal 1998, as compared with $20.4 million or 24% of sales in fiscal 1997. Fiscal 1997 included approximately $900 thousand associated with severance costs related to various corporate executives and $626 thousand for recruiting and consolidation costs associated with Trans-Tech, Inc. Overall, selling and administrative expenses continue to steadily decrease as a percentage of sales, whereas, the actual selling and administrative spending continues to increase. These increases in selling and administrative expenses reflect the increased investments in the sales, marketing and administrative activities namely the addition of dedicated account managers for key wireless OEM manufacturers, improvements to the Company's information systems, training costs and recruiting costs for key positions.

Interest expense for fiscal 1998 decreased $83 thousand due to a decline in short term borrowings. Other expense and income increased $59 thousand in fiscal 1998 due to losses resulting from the retirement of obsolete equipment.

The Company's effective tax rate for fiscal 1998 was 10% compared to the current combined federal, state and foreign rate of approximately 40%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At March 29, 1998, the Company had available net operating loss carryforwards of approximately $26 million which expire commencing in 2004.

The Company reported net income for fiscal 1998 of $10.3 million or $0.98 per share diluted compared with a net loss for fiscal 1997 of $15.6 million or $1.58 per share diluted.

FINANCIAL CONDITION

At March 29, 1998, working capital totaled $26.1 million and included $15.8 million in cash, cash equivalents, and short-term investments, compared with $18.4 million of working capital at the end of fiscal 1997. Cash, cash equivalents and short-term investments increased $8.8 million during fiscal 1998 as operations generated $21.7 million of cash principally from net income, depreciation, and a decline in working capital requirements. Uses of cash included the $3.0 million repayment of short-term debt and $11 million for capital expenditures. The Company continued its investments in capital expenditures particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow. During fiscal 1999, the Company anticipates committing approximately $18 million in capital expenditures for the high volume Wireless Semiconductor Products group since this group is expected to be the primary engine for growth. These capital expenditures are expected to be disbursed over the next 12 to 18 months.

The Company expects to generate sufficient cash from operations to fund the necessary capital investments needed to support projected levels of growth. With cash and short term investments of $15.8 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs.

The Company believes sales of wireless telephone handsets will continue to grow during fiscal year 1999. The Company's sales of components for wireless telephone handsets in the first quarter of fiscal 1999 are expected to be flat compared to quarter four of fiscal 1998 as customers convert to new dual-band designs and digital standards.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


OTHER MATTERS

Inflation did not have a significant impact upon the results of operations of the Company during the three-year period ended March 29, 1998.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company will comply with the required presentation of SFAS No. 130 in fiscal 1999 and is currently evaluating the effects of SFAS No. 131.

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. The Company has determined its products are not date sensitive and does not expect year 2000 exposure for products sold. A comprehensive review of the Company's computer systems and software is largely complete and the Company is not aware at this time of any significant year 2000 issues in its own systems that will not be
resolved prior to the year 2000.   Over the last several years the Company has
invested heavily in new computer hardware and software to improve its business
operations.   All such systems were required to be year 2000 compliant as a condition of purchase. Formal communications have begun with the Company's significant suppliers, large customers, and financial institutions to ensure that those parties have appropriate plans in place to properly address the year 2000 issues. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issues. However, there can be no assurances that the systems on which the Company's operations rely, will be converted on a timely basis and will not have a material effect on the Company. See the "Year 2000 Issues" paragraph of the "Forward Looking Statements."

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

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

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

million. As a result, the Company announced that all non-recurring events were complete during fiscal 1997 and projected profitability in the first quarter of fiscal 1998.

RESULTS OF OPERATIONS

Sales for fiscal 1997 totaled $85.3 million compared to sales of $96.9 million in fiscal 1996. The decrease in fiscal 1997 sales was primarily the result of lower sales volumes at Trans-Tech from the factors discussed above. In contrast, sales of semiconductors and GaAs ICs at Alpha Microwave were lower in the first quarter than in the fourth quarter of fiscal 1996, but showed continued modest growth throughout the year. The Company continued to increase its focus on the commercial wireless markets as military sales declined to 21% of fiscal 1997 sales, compared with 24% in fiscal 1996. The Company will continue to participate in military programs with low risk and those that provide funding for the development of technology that is transferable to commercial wireless applications.

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

Company sponsored research and development expenses increased in fiscal 1997 to $9.5 million, or 11% of sales from $9.1 million, or 9% of sales in fiscal 1996. The continued level of research and development expenses reflects the Company's strong commitment to its investment in the GaAs IC product line. The Company is dedicated to supporting high volume applications for wireless customers and will continue to invest in product and process development to better serve its targeted markets. The Company expects a reduction in quarterly R&D of approximately $200 to $300 thousand, due to the refocusing of TTI and the discontinued investment in the digital radio product group. However, the Company will continue to increase investments in high volume wireless products. Customer sponsored R & D was not material in amount in fiscal year 1997 and was $4.2 million in fiscal 1996. This was the result of a shift away from defense related contracts.

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

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

The Company did not record a tax provision for fiscal 1997. No federal taxes were due, and state and foreign taxes were offset by a state loss carryback.
The Company is expected to have a below normal tax rate due to net operating loss carryforwards of approximately $36 million which expire beginning in fiscal 2004.

The Company reported a net loss of $15.6 million or $1.58 per share diluted compared with net income of $3.8 million or $0.43 per share diluted for fiscal 1996.

FINANCIAL CONDITION

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

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

VARIABILITY OF OPERATING RESULTS. The Company's quarterly and annual results have varied in the past and may vary significantly in the future due to a number of factors, including: cancellation or delay of customer orders; market acceptance of the Company's or its customers' products; variations in manufacturing yields; timing of announcement and introduction of new products by the Company and its competitors; changed in revenue and product mix; competition; changes in manufacturing capacity and variations in the utilization of this capacity; variations in average selling prices; variations in operating expenses; the long sales cycles associated with the Company's customer specific products; the timing and level of product and process development costs; cyclicality of the semiconductor and ceramic industries; the timing and level of non-recurring engineering revenues and expenses relating to customer specific products; and changes in inventory levels. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's operating results. The Company's expense levels are based, in part, on its expectations as to future revenue, and certain of these expenses, particularly those relating to the Company's capital equipment and manufacturing overhead, are relatively fixed in nature. For example, the Company expects to commit up to $18 million during fiscal 1999 for new equipment and expansion of its GaAs fabrication facility. The Company is also investing in new GaAs process development technologies in anticipation of customer demands for more efficient products. As a result of the relatively fixed nature of certain of the Company's expenses, operating results would be disproportionately and adversely affected by a reduction in revenue. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors.

CUSTOMER CONCENTRATION. Historically, a significant portion of the Company's sales in each fiscal period has been concentrated among a limited number of customers. This trend is accelerating, and in recent periods sales to the Company's major customers as a percentage of total sales have increased, with sales to one customer, Motorola, Inc., accounting for 25% of the Company's total sales for fiscal 1998. Motorola has publicly reported that it is undertaking a major reorganization in order to address business issues that have arisen in certain of its operating units. The Company does not generally enter into long-term contracts with its customers, and when it does, the contract is generally terminable for the convenience of the customer. If the Company were to lose one of these major customers, or if orders by a major customer otherwise were to decrease, or if major orders were to be canceled or deferred, the Company's business, financial condition and operating results would be materially and adversely affected.

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

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

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

MANAGEMENT OF GROWTH. The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. In order to manage any future growth effectively, the Company will, among other things, be required to upgrade and expand certain manufacturing facilities; attract, train, motivate and manage employees successfully; and continue to improve its operational and financial systems. There can be no assurance that the Company will be successful in these respects. In addition, the Company has determined that anticipated future growth of its business requires improvement or expansion of the Company's existing manufacturing facilities. Expansion or upgrade of the Company's manufacturing facilities will entail substantial capital expenditures. The Company expects to commit up to $18 million for such efforts in fiscal 1999. Lead times for certain capital equipment are long, and modification of the Company's facilities and installation of such equipment is a complex process which could disrupt the Company's ongoing manufacturing operations. Delays in completion of a planned expansion or upgrade could limit the ability of the Company to respond to the rapid design and production cycles required by its customers. Moreover, there can be no assurance that the Company will be able to secure sources of capital adequate to fund the necessary expenditures. The Company could experience product quality, performance or reliability problems and development and manufacturing delays in connection with any such increase in utilization or such expansion or upgrade of the Company's manufacturing capacity. The occurence of any such problems or the inability of the Company otherwise to manage any future growth effectively could materially and adversely affect the Company's operating results.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

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

COMPETITION. Wireless communications markets are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price erosion. Currently, the Company competes primarily with manufacturers of high performance GaAs ICs, discrete silicon semiconductors, passive components, ceramic filters and other ceramic products and microwave and millimeter wave components. The Company expects increased competition both from existing competitors and others which may enter these markets, as well as potential future competition from companies which may offer new or emerging technologies, such as surface acoustic wave filters, silicon germanium and other silicon technologies. In addition, many of the Company's customers, particularly its largest customers, have or could acquire the capability to develope or manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's future operating results may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own systems. A number of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The ability of the Company to compete successfully depends in part upon the ability of the Company to develop price competitive, high quality solutions for OEMs and the extent to which customers select the Company's products over competitors' products for their systems. There can be no assurance that the Company will be able to compete successfully in the future.

YEAR 2000 ISSUES. The inability of certain computer hardware and software to correctly recognize dates beginning January 1, 2000 may cause problems in the correct functioning of computerized systems at the Company and its customers, suppliers, utility service providers, financial institutions and other organizations (including without limitation government, transportation and telecommunications) whose correct functioning is necessary to the success of the Company's business. The Company is not aware at this time of any significant year 2000 issues in its own systems that will not be resolved prior to the year 2000. There can be no assurance that the Company's systems, and the systems of other companies on which the Company's systems and operations rely, will be converted on a timely basis or that year 2000 issues will not have a material and adverse effect on the Company.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
---------------------------------------------------------------------------------------
Consolidated Balance Sheets - March 29, 1998 and March 30, 1997................ 19

Consolidated Statements of Operations - Years ended March 29, 1998,
March 30, 1997, and March 31, 1996............................................. 20

Consolidated Statements of Cash Flows - Years ended March 29, 1998,
March 30, 1997, and March 31, 1996............................................. 21

Consolidated Statements of Stockholders' Equity - Years ended March 29, 1998,
March 30, 1997, and March 31, 1996............................................. 22

Quarterly Financial Data (unaudited) - Fiscal 1998 and Fiscal 1997............. 23

Notes to Consolidated Financial Statements..................................... 24

Independent Auditors' Report................................................... 38

---------------------------------------------------------------------------------------

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     March 29,             March 30,
                                                                                       1998                  1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 4)
     Current assets
          Cash and cash equivalents...............................................   $   14,356           $    5,815
          Short-term investments..................................................        1,493                1,218
          Accounts receivable, trade, less allowance
            for doubtful accounts of $634 and $521................................       18,500               17,019
          Inventories (Note 3)....................................................        7,941               10,267
          Prepayments and other current assets....................................          883                  857
                                                                                        -------             --------
               Total current assets...............................................       43,173               35,176
                                                                                        -------             --------
     Property, plant and equipment
          Land....................................................................          437                  437
          Building and improvements...............................................       23,000               22,659
          Machinery and equipment.................................................       70,051               59,962
                                                                                        -------             --------
                                                                                         93,488               83,058
          Less-accumulated depreciation and
          amortization............................................................       60,824               54,450
                                                                                        -------             --------
                                                                                         32,664               28,608
                                                                                        -------             --------
      Other assets................................................................        1,092                1,469
                                                                                        -------             --------
               Total Assets.......................................................   $   76,929           $   65,253
                                                                                     ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
          Notes payable, bank (Note 4)............................................   $       --           $    1,000
          Current maturities of long-term debt (Note 4)...........................        1,876                1,939
          Current maturities of capital lease
          obligations (Note 4)....................................................            8                  230
          Accounts payable........................................................        5,725                5,620
          Repositioning reserve (Note 5)..........................................           --                1,106
          Accrued liabilities
            Payroll, commissions and related expenses.............................        6,724                5,359
            Other.................................................................        2,779                1,513
                                                                                        -------             --------
               Total current liabilities..........................................       17,112               16,767
                                                                                        -------             --------

     Long-term debt (Note 4)......................................................        1,625                3,606
     Long-term capital lease obligations..........................................           --                    8
     Other long-term liabilities..................................................        2,370                1,486
                                                                                        -------             --------
     Commitments and contingencies (Note 9)
     Stockholders' equity (Notes 4 and 7)
       Common stock par value $.25 per share: authorized
          30,000,000 shares; issued 10,545,167 and 10,126,413 shares..............        2,636                2,531
       Additional paid-in capital.................................................       56,758               54,640
       Retained earnings (accumulated deficit)....................................       (3,214)             (13,516)
                                                                                        -------             --------
                                                                                         56,180               43,655
       Less - Treasury shares 100,195 and 161,139 at cost.........................          315                  195
          Unearned compensation-restricted stock..................................           43                   74
                                                                                        -------             --------
               Total stockholders' equity.........................................       55,822               43,386
                                                                                        -------             --------
               Total Liabilities and Stockholders' Equity.........................   $   76,929           $   65,253
                                                                                     ==========           ==========
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          YEAR ENDED
                                                                      MARCH 29,            MARCH 30,          MARCH 31,
                                                                        1998                 1997               1996
------------------------------------------------------------------------------------------------------------------------
Sales............................................................      $116,881            $ 85,253           $96,894
                                                                       --------            --------           -------

Cost of sales....................................................        72,799              68,519            65,986
Research and development expenses................................        10,035               9,545             9,148
Selling and administrative expenses..............................        22,359              20,441            17,226
Repositioning expenses (credit) (Note 5).........................           ---               2,074              (320)
                                                                       --------            --------           -------
                                                                        105,193             100,579            92,040
Operating income (loss)..........................................        11,688             (15,326)            4,854
                                                                       --------            --------           -------
Other income (expense)
 Interest expense................................................          (471)               (554)             (743)
 Interest income.................................................           396                 415               372
 Other (expense) income, net.....................................          (166)               (107)              (20)
                                                                       --------            --------           -------
                                                                           (241)               (246)             (391)
                                                                       --------            --------           -------
Income (loss) before income taxes................................        11,447             (15,572)            4,463
Provision for income taxes (Note 6)..............................         1,145                 ---               669
                                                                       --------            --------           -------
Net income (loss)................................................      $ 10,302            $(15,572)          $ 3,794
                                                                       ========            ========           =======

Net income (loss) per share diluted..............................      $   0.98            $  (1.58)          $   .43
                                                                       ========            ========           =======

Net income (loss) per share basic................................      $   1.01            $  (1.58)          $   .45
                                                                       ========            ========           =======

Weighted average common shares diluted...........................        10,474               9,848             8,751
                                                                       ========            ========           =======

Weighted average common shares basic.............................        10,201               9,848             8,367
                                                                       ========            ========           =======
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                  YEAR ENDED
                                                                                   MARCH 29,       MARCH 30,     MARCH 31
                                                                                     1998            1997          1996,
------------------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATIONS:
 Net income (loss)...............................................................  $  10,302      $ (15,572)     $   3,794
 Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operations:
   Depreciation and amortization of property, plant,
    and equipment................................................................      6,742          5,886          4,628
   Amortization of unearned compensation - restricted stock......................         31             35             61
   Unearned compensation.........................................................        ---            (11)           ---
   (Gain) loss on sales and retirements of property,
    plant, and equipment.........................................................        132             --             (9)
   Noncash portion of repositioning charges......................................        ---            660            ---
   Gain on property, plant and equipment due
    to repositioning.............................................................        ---            ---           (320)
   Decrease (increase) in other assets...........................................        375           (262)          (395)
   Increase in other liabilities and long-term benefits..........................        884            630             62
   Issuance of treasury stock to 401(k) plan.....................................        833            831            220
   Change in assets and liabilities
    Accounts receivable..........................................................     (1,481)           771         (4,140)
    Inventories..................................................................      2,326            770         (2,645)
    Prepayments and other current assets.........................................        (26)           318           (623)
    Accounts payable.............................................................        105         (1,455)         1,869
    Accrued liabilities..........................................................      2,631            818           (241)
    Repositioning reserve........................................................     (1,106)         1,106           (991)
                                                                                   ---------      ---------      ---------
   Net cash (used in) provided by operations.....................................     21,748         (5,475)         1,270
                                                                                   ---------      ---------      ---------

CASH USED IN INVESTMENTS:
 Additions to property, plant and equipment
  excluding capital leases.......................................................    (11,039)        (7,951)       (11,972)
 Purchases of short-term investments.............................................     (2,335)        (4,030)       (12,113)
 Maturities of short-term investments............................................      2,060          6,955          7,970
 Net proceeds from divestitures..................................................        ---          1,191            ---
 Proceeds from sale of  property, plant and equipment............................        109            ---             31
 Proceeds from sale of property held for resale..................................        ---            ---          2,465
                                                                                   ---------      ---------      ---------
     Net cash used in investments................................................    (11,205)        (3,835)       (13,619)
                                                                                   ---------      ---------      ---------

CASH (USED IN) PROVIDED BY FINANCING:
 Proceeds from notes payable.....................................................        ---          4,952            621
 Payments on notes payable.......................................................     (3,044)        (1,304)        (5,807)
 Payments on capital lease obligations...........................................       (230)          (437)          (441)
 Deferred charges related to long-term debt......................................          2             18              8
 Exercise of stock options and warrants..........................................      1,400            462            392
 Proceeds from sale of stock.....................................................        138            108         25,392
 Repurchase of treasury shares...................................................       (268)           ---            ---
                                                                                   ---------      ---------      ---------
   Net cash (used in) provided by financing......................................     (2,002)         3,799         20,165
                                                                                   ---------      ---------      ---------
 Net increase (decrease) in cash and cash equivalents............................      8,541         (5,511)         7,816
 Cash and cash equivalents, beginning of year....................................      5,815         11,326          3,510
                                                                                   ---------      ---------      ---------
 Cash and cash equivalents, end of year..........................................  $  14,356      $   5,815      $  11,326
                                                                                   =========      =========      =========
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
No new leases were entered into during the years ended March 29, 1998 and March 30, 1997. Capital lease obligations of $325 thousand were incurred during the year ended March 31, 1996, when the Company entered into leases for new equipment.

The accompanying notes are an integral part of these financial statements.

=======================================
ALPHA INDUSTRIES, INC. AND SUBSIDIARIES
=======================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                                            RETAINED                    UNEARNED
                                                             ADDITIONAL     EARNINGS                   COMPENSATION
                                           COMMON STOCK       PAID-IN     (ACCUMULATED)    TREASURY     RESTRICTED
                                        SHARES   PAR VALUE    CAPITAL       (DEFICIT)        STOCK        STOCK
--------------------------------------------------------------------------------------------------------------------
Balance April 2, 1995.................   7,994    $  1,999    $ 27,921       $ (1,738)       $ (330)      $ (178)
Net income............................     ---         ---         ---          3,794           ---          ---
Stock offering net of expenses........   1,840         460      24,802            ---           ---          ---
Employee Stock Purchase Plan..........      17           4         126            ---           ---          ---
Issuance of restricted stock..........       9           2          49            ---           ---          (51)
Amortization of unearned
 compensation restricted stock........     ---         ---         ---            ---           ---           61
Issuance 18,334 treasury shares
 to ESOP..............................     ---         ---         197            ---            23          ---
Repurchase 4,500 shares of
 restricted stock.....................     ---         ---         ---            ---           (14)          14
Exercise of stock                           79          19         373            ---           ---          ---
 options..............................  ------     -------     -------       --------        ------       ------
Balance March 31, 1996................   9,939       2,484      53,468          2,056          (321)        (154)

Net loss..............................     ---         ---         ---        (15,572)          ---          ---
Employee Stock Purchase Plan..........      15           4         104            ---           ---          ---
Amortization of unearned
 compensation restricted stock........     ---         ---         ---            ---           ---           35
Issuance 100,580 treasury shares
 to 401(k) plan.......................     ---         ---         702            ---           129          ---
Repurchase 12,667 shares of
 restricted stock.....................     ---         ---         (53)           ---            (3)          45
Exercise of stock options.............     172          43         419            ---           ---          ---
                                        ------     -------     -------       --------        ------       ------
Balance March 30, 1997................  10,126       2,531      54,640        (13,516)         (195)         (74)

Net income............................     ---         ---         ---         10,302           ---          ---
Employee Stock Purchase Plan..........      20           5         133            ---           ---          ---
Amortization of unearned
 compensation restricted stock........     ---         ---         ---            ---           ---           31
Issuance 82,780 treasury shares to
 401(k) plan..........................     ---         ---         685            ---           148          ---
Repurchase 21,836 shares..............     ---         ---         ---            ---          (268)         ---
Exercise of stock options.............     349          87       1,125            ---           ---          ---
Exercise of stock warrants............      50          13         175            ---           ---          ---
                                        ------     -------     -------       --------        ------       ------
Balance March 29, 1998................  10,545    $  2,636     $56,758       $ (3,214)       $ (315)       $ (43)
                                        ======     =======     =======       ========        ======       ======
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

QUARTERLY FINANCIAL DATA
(UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)


                                   FIRST         SECOND      THIRD      FOURTH
                                  QUARTER       QUARTER     QUARTER    QUARTER    YEAR
======================================================================================================
FISCAL 1998
  Sales..........................  $ 25,705     $ 28,571    $ 30,751   $ 31,854   $116,881
  Gross profit...................     8,897       10,629      11,823     12,733     44,082
  Net income.....................     1,110        2,344       3,156      3,692     10,302
  Per share data
      Net income diluted.........       .11           .22        .30        .35        .98
      Net income basic...........       .11           .23        .31        .36       1.01
  Market price range:
    High.........................   8-13/16        16-3/8     20-5/8     20         20-5/8
    Low..........................   6-5/8           8-1/4     12-7/8     14-1/16     6-5/8

FISCAL 1997
  Sales..........................  $ 20,066       $20,137    $22,287   $ 22,763   $ 85,253
  Gross profit...................     3,792         2,819      5,241      4,882     16,734
  Net income (loss)..............    (3,424)       (4,728)    (2,075)    (5,345)   (15,572)
  Per share data
      Net income (loss) diluted..      (.35)         (.48)      (.21)      (.54)     (1.58)
      Net income (loss) basic....      (.35)         (.48)      (.21)      (.54)     (1.58)
  Market price range:
    High.........................    11-3/4          9-3/8     9-3/4          9     11-3/4
    Low..........................     7-7/8          6-7/8     5-3/4      5-7/8      5-3/4

======================================================================================================

The Company's common stock is traded on the NASDAQ Stock Market under the symbol AHAA. Prior to June 2, 1998, the Company's stock was traded on the American Stock Exchange under the symbol AHA. The number of stockholders of record as of May 29, 1998 was approximately 1,000.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
   The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Sunday closest to March 31. There were 52 weeks in fiscal 1998, 1997 and 1996.

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

Net Income Per Common Share:
   During fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under the provisions of SFAS 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options and warrants are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method. All prior period earnings per share data have been restated to conform to the requirements of SFAS 128.

   A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three years ended March 29, 1998 is as follows (in thousands):


                                              1998    1997    1996
                                              ----    ----    ----
       Weighted average shares (basic)      10,201   9,848   8,367
       Effect of dilutive stock options        273      --     384
                                            ------   -----   -----
       Weighted average shares (diluted)    10,474   9,848   8,751
                                            ======   =====   =====

   The net income (loss) used in the calculation for basic and diluted earnings per share calculations agrees with the net income (loss) appearing in the financial statements.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:
   The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", during fiscal 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Stock Option Plan:
   Prior to fiscal 1997, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal 1997, the Company adopted SFAS No. 123, "Accounting of Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

New Accounting Standards:
   The Financial Accounting Standards Board recently issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

   The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company will comply with the required presentation in fiscal 1999.

   The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply to the Company as the Company does not currently sponsor any defined benefit plans.

NOTE 2    COMPANY OPERATIONS

The Company operates in one industry segment: the development, production and sale of microwave materials, devices and components. Sales include export sales primarily to Europe and to a lesser extent Southeast Asia of $39.2 million, $26.7 million, and $23.6 million, in fiscal 1998, 1997, and 1996, respectively.

During fiscal year 1998 and 1997, one customer accounted for 25% and 11% respectively of the Company's total sales, whereas, during fiscal year 1996, no one customer accounted for 10% or more of the Company's total sales. The Company is focused on four major OEMs and six other customers that the Company believes are principal suppliers to these OEMs in the wireless communications market. For fiscal 1998 sales to the four major OEMs and their suppliers represented approximately 40% of the Company's total sales. In fiscal 1997 and 1996 sales to these OEMs and their suppliers represented approximately 26% and 29% of the Company's total sales, respectively. While the Company believes that these emerging wireless markets afford great opportunities, such customer concentration could have an adverse affect on the business.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2    COMPANY OPERATIONS (CONTINUED)

During fiscal 1998, 1997, and 1996, the Company operated a sales subsidiary in the United Kingdom. At the end of fiscal 1997, the Company sold its ceramic manufacturing operation in France. During fiscal 1996, the Company closed its sales subsidiary in Germany and replaced it with an independent sales representative and distributor. The following table shows certain financial information relating to the Company's operations in various geographic areas (in thousands):

                                  1998        1997       1996
======================================================================
Sales
   United States
      Customers.............     $110,108    $ 76,004   $ 83,078
      Intercompany..........        5,665       6,472      8,526
   Europe
      Customers.............        6,773       9,249     13,816
   Eliminations.............       (5,665)     (6,472)    (8,526)
                                 --------    --------   --------
Net Sales...................      116,881      85,253     96,894
                                 --------    --------   --------

Income (loss) before taxes
   United States............       11,027     (13,520)     3,553
   Europe...................          420      (2,052)       910
                                 --------    --------   --------
Income (loss) before taxes..       11,447     (15,572)     4,463
                                 --------    --------   --------

Assets
   United States............       72,165      61,547     69,201
   Europe...................        4,764       3,706      6,222
                                 --------    --------   --------
Total Assets................     $ 76,929    $ 65,253   $ 75,423
                                 ========    ========   ========
========================================================================

Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

NOTE 3  INVENTORIES



                                                              March 29,    March 30,
Inventories consisted of the following (in thousands):          1998         1997
===================================================================================
Raw materials...........................................       $3,916     $ 4,886
Work-in-process.........................................        2,259       3,439
Finished goods..........................................        1,766       1,942
                                                               ------     -------
                                                               $7,941     $10,267
                                                               ======     =======
===================================================================================

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

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4    BORROWING ARRANGEMENTS AND COMMITMENTS

LINE OF CREDIT

The Company has a $7.5 million Working Capital Line of Credit Agreement which expires September 30, 1999. This line of credit is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. A commitment fee of 1/2% per year is due quarterly under the Agreement. At March 29, 1998, there was no borrowing outstanding under this Agreement. At March 30, 1997, there was $1.0 million outstanding under this Agreement.


As of October 1, 1997, the Company obtained a $7.5 million Equipment Line of Credit Agreement which expires on September 30, 1998. Prior to October 1, 1998, the Equipment Line of Credit Agreement may be converted to a four-year term loan. This equipment line of credit is collateralized by equipment financed. A facility fee of $37.5 thousand was paid upon execution of the Agreement. At March 29, 1998, there was no borrowing outstanding under this Agreement.


LONG-TERM DEBT

                                                          March 29,   March 30,
Long-term debt consisted of the following (in thousands):   1998        1997
================================================================================
    Equipment Term Note (a).............................   $ 2,344      $3,998
    Industrial Revenue Bond (b).........................       444         558
    French Government Sponsored and Start-up Loans (c)..       ---         170
    CDBG Grant (d)......................................       713         819
                                                            ------      ------
                                                             3,501       5,545
    Less - current maturities...........................     1,876       1,939
                                                            ------      ------
                                                            $1,625      $3,606
                                                            ======      ======
================================================================================

a. The equipment term note is at LIBOR (5.67188% at March 29, 1998 and 5.4375% at March 30, 1997) plus 2.5% and 3%, respectively. This note is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Principal payments of approximately $138 thousand plus interest are due monthly until August 1999.

b. An industrial revenue bond is held by the Farmers and Mechanics National Bank. The interest rate on this bond is prime (8.5% at March 29, 1998 and March 30, 1997) and quarterly principal payments of approximately $28 thousand are due until March 2002. The bond is secured by various property, plant and equipment with a net book value of $2.3 million at March 29, 1998.

c. The unsecured government sponsored and start-up loans were repaid in full during fiscal 1998.

d. The Company obtained a ten year $960 thousand loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4  BORROWING ARRANGEMENTS AND COMMITMENTS (CONTINUED)

Aggregate annual maturities of long-term debt are as follows (in thousands):

        FISCAL YEAR
=================================================================
        2000........................................ $  918
        2001........................................    234
        2002........................................    240
        2003........................................    135
        2004........................................     98
                                                     ------
                                                     $1,625
                                                     ======
=================================================================


CAPITAL LEASE OBLIGATIONS

At March 29, 1998 included in property, plant and equipment are the following capitalized leases (in thousands):


        Property, plant and equipment.................. $  1,798
        Accumulated depreciation and amortization......    1,664
                                                       ---------
                                                       $     134
                                                       =========

One year of lease payments totaling $8 thousand remains under the capitalized lease obligations.

Cash payments for interest were $492 thousand, $470 thousand, and $906 thousand, in fiscal 1998, 1997, and 1996, respectively.

The bond, lines of credit and term loan agreements include various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. Under the most restrictive covenants the Company may not pay dividends except restricted payments in an amount not to exceed $100 thousand in order to redeem shares of capital stock of the Company under the Company's employee benefit plans.

NOTE 5  REPOSITIONING CHARGE

During fiscal 1997, the Company successfully completed the resizing of Trans-Tech, Inc. (TTI), its Maryland subsidiary, which included the sale of Trans-Tech Europe (TTE), its French ceramic manufacturing operation, and the closing of the TTI California facility. The Company also completed the sale of the digital radio product line. The above actions resulted in a repositioning charge which was recorded in the fourth quarter of fiscal 1997. The charge included the following items (in thousands):

            Employee severance at TTI.............  $  493
            Lease commitments on unoccupied
               facilities at TTI..................     512
            Write-off of excess equipment at TTI..     263
            Net loss on divestitures..............     806
                                                    ------
               Total repositioning charge.........  $2,074
                                                    ======

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5    REPOSITIONING CHARGE (CONTINUED)

The severance charges were related to a reduction in force of 47 employees, largely among support personnel, and were completed in the fourth quarter of fiscal 1997.

The cash payments relating to the repositioning charge totaled approximately $1.4 million. Cash payments totaling $1.1 million and $308 thousand were made during fiscal 1998 and 1997, respectively.

During fiscal 1996, the Company sold its Methuen, Massachusetts plant which resulted in a $320 thousand repositioning credit attributable to the reversal of certain accruals as a result of an earlier than expected disposition of this facility.

NOTE 6    INCOME TAXES

Income (loss) before income taxes consisted of (in thousands):

                                                                   1998       1997      1996
==============================================================================================
    Domestic.................................................   $11,027   $(13,520)   $3,553
    Foreign..................................................       420    ( 2,052)      910
                                                                -------   --------    ------
                                                                $11,447   $(15,572)   $4,463
                                                                =======   ========    ======

The provision for income taxes consisted of (in thousands):

                                                                   1998       1997      1996
==============================================================================================
 Current income taxes
    Federal..................................................   $   221   $    ---    $   69
    State....................................................       683       (119)      108
    Foreign..................................................       241        119       492
                                                                -------   --------    ------
                                                                $ 1,145   $    ---    $  669
                                                                =======   ========    ======

The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows (in thousands):

                                                                   1998       1997      1996
==============================================================================================
    Tax expense (benefit) at U.S. statutory rate.............   $ 3,892    $(5,294)   $1,517
    Alternative minimum tax..................................       221        ---       ---
    State income taxes, net of federal benefit...............       451         79        71
    Change in valuation allowance............................    (3,375)     5,189      (882)
    Other net................................................       (44)        26       (37)
                                                                -------    -------    ------
                                                                $ 1,145    $   ---    $  669
                                                                =======    =======    ======
==============================================================================================

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6    INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 29, 1998 and March 30, 1997 are as follows (in thousands):

                                                                  1998       1997
=====================================================================================
Deferred tax assets:
  Accounts receivable due to bad debts......................  $    235   $    195
  Inventories due to reserves and inventory capitalization..     1,238      1,417
  Accrued liabilities.......................................     2,494      1,584
  Deferred compensation.....................................       140        102
  Other.....................................................        24          7
  Net operating loss carryforward...........................     8,723     13,109
  Charitable contribution carryforward......................        30         37
  Minimum tax credits and state tax credit carryforwards....     1,045        555
                                                              --------   --------
   Total gross deferred tax assets..........................    13,929     17,006
   Less valuation allowance.................................   (10,128)   (13,503)
                                                              --------   --------
   Net deferred tax assets..................................     3,801      3,503
                                                              --------   --------

Deferred tax liabilities:
  Property, plant and equipment due to depreciation.........    (3,801)    (3,503)
                                                              --------   --------
   Total gross deferred tax liability.......................   ( 3,801)    (3,503)
                                                              --------   --------
   Net deferred tax.........................................  $    ---   $    ---
                                                              ========   ========
=====================================================================================

The valuation allowance for deferred tax assets as of March 29, 1998 and March 30, 1997 was $10.1 million and $13.5 million, respectively. The net change in the total valuation allowance for the years ended March 29, 1998 and March 30, 1997 was a decrease of $3.4 million and an increase of $5.2 million, respectively.

Cash payments for income taxes were $342 thousand, $149 thousand and $241 thousand in fiscal 1998, 1997 and 1996, respectively. As of March 29, 1998, the Company has available for income tax purposes approximately $26 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in fiscal year 2004. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses. The Company also has minimum tax credit carryforwards of approximately $264 thousand which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has state tax credit carryforwards of $781 thousand of which $244 thousand is available to reduce state income taxes over an indefinite period.

The Company has not recognized a deferred tax liability of approximately $306 thousand for the undistributed earnings of its 100 percent owned foreign subsidiaries that arose in 1998 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of March 29, 1998, the undistributed earnings of these subsidiaries were approximately $899 thousand.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    COMMON STOCK

LONG-TERM INCENTIVE PLAN

The Company has Long-Term Incentive Plans adopted in 1986 and 1996 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

     Common Stock Options

     These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary at the discretion of the Compensation Committee but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant. A total of 2,000,000 shares are authorized for grant under the Company's Long-Term Incentive Plans. The number of common shares reserved for granting of future awards is 75,550, 328,500, and 214,373, at March 29, 1998, March 30, 1997 and March 31, 1996
     respectively.

     Restricted Stock Awards

     No restricted shares of the Company's common stock were issued during fiscal 1998 and 1997. For fiscal 1996, a total of 8,500 restricted shares of the Company's common stock were granted to certain employees. The market value of shares awarded was $51 thousand for fiscal 1996. This amount was recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $31 thousand, $35 thousand, and $61 thousand in fiscal 1998, 1997, and 1996, respectively.

LONG-TERM COMPENSATION PLAN

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan
(SERP) for certain key executives. Benefits payable under this plan are based upon the participant's base pay at retirement reduced by proceeds from the exercise of certain stock options. Options vest over a five year period. Benefits earned under the SERP are fully vested at age 55, however, the benefit is ratably reduced if the participant retires prior to age 65. Compensation expense related to the plan was $127 thousand, $106 thousand, and $62 thousand in fiscal 1998, 1997, and 1996, respectively. Total benefits accrued under these plans were $308 thousand at March 29, 1998 and $180 thousand at March 30, 1997.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    COMMON STOCK (CONTINUED)

A summary of stock option and restricted stock award transactions follows:

                                                                     WEIGHTED AVERAGE
                                                                     EXERCISE PRICE OF
                                                           SHARES    SHARES UNDER PLAN
=============================================================================================
Balance outstanding at April 2, 1995................      869,225            $ 3.14
                                                        ---------

  Granted...........................................      115,500             12.36
  Exercised.........................................      (78,432)             2.82
  Restricted........................................      (22,664)               --
  Cancelled.........................................      (44,242)             6.06
                                                        ---------

Balance outstanding at March 31, 1996...............      839,387              4.38
                                                        ---------

  Granted...........................................      598,500              8.36
  Exercised.........................................     (172,750)             2.73
  Restricted........................................      (23,164)               --
  Cancelled.........................................     (186,503)             8.61
                                                        ---------

Balance outstanding at March 30, 1997...............    1,055,470              6.21
                                                        ---------

  Granted...........................................      260,000             11.37
  Exercised.........................................     (345,994)             3.45
  Restricted........................................      (11,666)               --
  Cancelled.........................................      (29,033)             9.16
                                                        ---------

Balance outstanding at March 29, 1998...............      928,777            $ 8.47
                                                        =========

The fair value of each option grant was estimated on the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                                             1998     1997      1996
    =========================================================================================
    Expected volatility                                       71%      85%       85%
    Risk free interest rate                                    6%       7%        7%
    Dividend yield                                             0%       0%        0%
    Expected option life (years)                             4.4     9.95      9.95

    Options exercisable at the end of each fiscal year:
    ==========================================================================================

                                                                              Weighted-average
                                                            Shares             exercise price
                                                            ------             --------------
    1998                                                    229,355                $5.93
    1997                                                    422,936                $3.25
    1996                                                    486,259                $2.73

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    COMMON STOCK (CONTINUED)

Weighted-average fair value of options granted during the year:

     ===========================================================================
     1998                               $11.37
     1997                               $ 8.36
     1996                               $12.36

The following table summarizes information concerning currently outstanding and exercisable options as of March 29, 1998:

                                         Weighted
                                         average
                                        remaining      Weighted average
   Range of            Number          contractual        outstanding          Options       Weighted average
exercise prices     outstanding       life (years)       option price       exercisable       exercise price
---------------     -----------       ------------     ----------------     -----------      ----------------
$2.375 - $5.00          121,240            4.2             $ 2.83            111,305               $ 2.77
 $5.01 - $10.00         599,884            8.6             $ 7.99             98,650               $ 8.22
$10.01 - $15.00         139,817            8.5             $13.60             19,400               $12.47
$15.01 - $19.38          50,500            9.7             $16.41                ---                  ---
   Restricted            17,336            0.8                ---                ---                  ---
                        -------                                              -------
                        928,777                                              229,355
                        =======                                              =======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans, accordingly, no compensation expense has been recognized in the consolidated financial statements for such
plans.   Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-based Compensation," the Company's net income (loss) would have been reduced to the pro forma amounts indicated below.

     (in thousands)                                1998        1997       1996
     ===========================================================================
     Net income (loss)              As reported   $ 10,302   $(15,572)  $ 3,794
                                      Pro forma   $  9,650   $(15,921)  $ 3,655
     Net income (loss) per share    As reported   $   0.98   $  (1.58)  $  0.43
                                      Pro forma   $   0.92   $  (1.62)  $  0.42

The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    COMMON STOCK (CONTINUED)

STOCK PURCHASE WARRANTS

In April 1994, the Company amended its line of credit agreement and issued 50,000 stock purchase warrants to Silicon Valley Bank. The warrants were exercisable at $3.75 per share and were scheduled to expire on April 1, 1999. During fiscal 1998 Silicon Valley Bank exercised the 50,000 stock purchase warrants.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

The Company has two stock option plans for non-employee directors. The 1994 Non-Qualified Stock Option Plan for Non-Employee Directors provides a total of 50,000 options that may be granted. A grant of 5,000 options is granted to each new director upon becoming a member of the Board. A total of 30,000 options remain available for grant under this plan. The 1997 Non-Qualified Stock Option Plan for Non-Employee Directors provides a total of 100,000 options that may be granted. A grant of 15,000 options (including any options granted under the 1994 plan) is granted to a new director upon becoming a member of the Board. In addition, a grant of 5,000 options for each continuing director is granted after each Annual Stockholders Meeting. Under both of these plans the option price is the fair market value at the time the option is granted. Options are exercisable 20% per year. During fiscal 1998, 75,000 shares were granted at prices of $19.75 or $15.50. No options were granted during fiscal 1997. During fiscal 1996, 5,000 shares were granted at $17.875 per share. At March 29, 1998 a total of 95,000 options have been granted under these two plans. During fiscal 1998, 3,000 options were exercised at an exercise price of $5.875. At March 29, 1998, 8,000 shares were exercisable.

STOCK PURCHASE PLAN

In December 1989, the Company adopted an employee stock purchase plan. The plan was amended in October 1992 to provide for six month offering periods. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of the offering period. The plan originally provided for purchases by employees of up to an aggregate of 300,000 shares through December 31, 1995. During fiscal 1996, the employee stock purchase plan was amended and extended through December 31, 1998. Shares of 19,760, 15,076, and 16,836, were purchased under this plan in fiscal 1998, 1997, and 1996, respectively.

NOTE 8    EMPLOYMENT BENEFIT PLAN

On March 31, 1995, the Company merged its Employee Stock Ownership Plan into the Alpha Industries, Inc. Saving and Retirement Plan also known as the 401(k) plan. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 1998 and 1997, the Company contributed 61,747 and 110,956 shares, respectively of the Company's common stock valued at $833 thousand and $835 thousand to the 401(k) plan. During fiscal 1996, the Company contributed $101 thousand for the first three quarters and accrued $208 thousand that was distributed in the form of the Company's stock in fiscal 1997.

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9    COMMITMENTS AND CONTINGENCIES

The Company has various operating leases for manufacturing and engineering equipment and buildings. Rent expense amounted to $1.8 million, $1.9 million, and $1.6 million in fiscal 1998, 1997, and 1996, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases are as follows (in thousands):

    FISCAL YEAR
    =================================================================
    1999..........................................   $1,001
    2000..........................................      698
    2001..........................................      605
    2002..........................................      619
    2003..........................................      590
    Thereafter....................................    1,244
                                                     ------
                                                     $4,757
                                                     ======

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

NOTE 10   RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, currently a beneficial owner of the Company's Common Stock purchased approximately $8.9 million, $5.1 million, and $4.3 million of products during fiscal 1998, 1997, and 1996, respectively. In addition, a director of the Company is also a former director of Scientific Atlanta, Inc. During fiscal 1998, 1997, and 1996, Scientific Atlanta, Inc. purchased approximately $471 thousand, $1 million, and $1.2 million of product, respectively.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at March 29, 1998 and March 30, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Boston, Massachusetts
May 6, 1998

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 1998, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11   EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 1998, which section is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 1998, which section is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 1998, which section is incorporated herein by reference.


                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Index to Financial Statements

         The financial statements filed as part of this report are listed on the index appearing on page 18.


     2.  Index to Financial Statement Schedules

         The following financial statement schedule is filed as part of this report (page references are to this report):

             Schedule II    Valuation and Qualifying Accounts (page 44)

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

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

        (c) Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County (Filed as
              Exhibit 4(h) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

        (d) Stock Purchase Warrant for 50,000 shares of the Registrant's Common Stock issued to Silicon Valley Bank as of April 1, 1994 (Filed as Exhibit 4(i) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

        (e) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*.

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

                                         =======================================
                                         Alpha Industries, Inc. and Subsidiaries
                                         =======================================

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

        (i) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*.(1)

        (j) Master Lease Agreement between Comdisco, Inc. and the Registrant dated September 16, 1994 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

        (k) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

        (l) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*.(1)

        (m) Alpha Industries, Inc. Savings and Retirement 401(k) Plan dated July 1, 1996 (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.

        (n) Change in Control Agreement between the Registrant and Paul E. Vincent dated August 23, 1996 (Filed as Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended March 30,
              1997)*. (1)

        (o) Change in Control Agreement between the Registrant and James C. Nemiah dated August 23, 1996 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.(1)

        (p) Severance Agreement dated April 30, 1996 between the Registrant and Jean Pierre Gillard (Filed as Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.(1)

        (q) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

        (r) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors. (1)

  (11) Statement re computation of per share earnings. See Note 1 to the Consolidated Financial Statements.

  (21)  Subsidiaries of the Registrant.

  (23)  Consent of Independent Auditors.

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================

   (27) Financial Data Schedules.

        (b)   Reports on Form 8-K

              On January 29, 1998, the Company filed a Current Report of Form 8-K, concerning changes to the membership of the Board of Directors of the Registrant.

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


                            ALPHA INDUSTRIES, INC.
                                 (REGISTRANT)


                         BY:  /S/ THOMAS C. LEONARD
                            -------------------------------
                              THOMAS C. LEONARD, PRESIDENT


Date:  June 22, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 22, 1998.


SIGNATURE AND TITLE                    SIGNATURE AND TITLE
-------------------                    -------------------


/s/ GEORGE S. KARIOTIS                 /s/ TIMOTHY R. FUREY
------------------------------         --------------------------------
George S. Kariotis                     Timothy R. Furey
Chairman of the Board                  Director



/s/ THOMAS C. LEONARD                  /s/ ARTHUR PAPPAS
------------------------------         --------------------------------
Thomas C. Leonard                      Arthur Pappas
Chief Executive Officer                Director
President and Director


/s/ PAUL E. VINCENT                    /s/ RAYMOND SHAMIE
------------------------------         --------------------------------
Paul E. Vincent                        Raymond Shamie
Chief Financial Officer                Director
Principal Financial Officer
Principal Accounting Officer


                                       /s/ SIDNEY TOPOL
                                       --------------------------------
                                       Sidney Topol
                                       Director

=======================================
Alpha Industries, Inc. and Subsidiaries
=======================================


                                  SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                              CHARGED
                                                BALANCE AT    TO COSTS                  BALANCE AT
                                                BEGINNING        AND                      END OF
 DESCRIPTION                                     OF YEAR      EXPENSES    DEDUCTIONS       YEAR

=====================================================================================================
Year Ended March 29, 1998
 Allowance for doubtful accounts..............   $   521      $   257      $   144       $   634
 Allowance for estimated losses on contracts..   $     3      $    33      $    --       $    36

Year Ended March 30, 1997
 Allowance for doubtful accounts..............   $   634      $   206      $   319       $   521
 Allowance for estimated losses on contracts..   $    24      $    --      $    21       $     3

Year Ended March 31, 1996
 Allowance for doubtful accounts..............   $   783      $    60      $   209       $   634
 Allowance for estimated losses on contracts..   $   117      $    --      $    93       $    24