Form 10-Q
period 1998-06-28
ALPHA INDUSTRIES INC
filed 1998-08-12
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 1998


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 1-5560
                       ______


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

          Yes    X       No
              -------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                              OUTSTANDING AT JULY 26, 1998
    COMMON STOCK, PAR VALUE $.25 PER SHARE                 10,514,436

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
PART 1    FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets - June 28, 1998 and
          March 29, 1998................................................      3

          Consolidated Statements of Income - Quarters Ended June 28,
          1998 and June 29, 1997........................................      4

          Consolidated Statements of Cash Flows - Three Months Ended
          June 28, 1998 and June 29, 1997...............................      5

          Notes to Consolidated Financial Statements....................      6

     Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................      7

PART 2    OTHER INFORMATION

     Item 1 - Legal Proceedings.........................................     10

     Item 6 - Exhibits and Reports on Form 8-K..........................     10

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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                            JUNE 28,       MARCH 29,
                                                                             1998            1998
                                                                          (UNAUDITED)      (AUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
  Current assets
   Cash and cash equivalents at cost....................................    $ 12,923        $ 14,356
   Short-term investments (approximates market).........................       5,721           1,493
   Accounts receivable..................................................      17,070          18,500
   Inventories (Note 1).................................................       9,788           7,941
   Prepayments and other current assets.................................       1,003             883
                                                                            --------        --------
     Total currents assets..............................................      46,505          43,173
                                                                            --------        --------
  Property, plant and equipment, less accumulated depreciation and
   amortization of $62,700 and $60,824..................................      33,905          32,664
  Other assets..........................................................       1,138           1,092
                                                                            --------        --------
                                                                            $ 81,548        $ 76,929
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Current maturities of long-term debt.................................    $  1,876        $  1,876
   Current maturities of capital lease obligations......................           2               8
   Accounts payable.....................................................       7,026           5,725
   Payroll and related expenses.........................................       5,808           6,724
   Other accrued liabilities............................................       3,237           2,779
                                                                            --------        --------
     Total current liabilities..........................................      17,949          17,112
                                                                            --------        --------
  Long-term debt........................................................       1,156           1,625
                                                                            --------        --------
  Other long-term liabilities...........................................       2,348           2,370
                                                                            --------        --------
  Commitments and contingencies (Note 4)
  Stockholders' equity
   Common stock par value $.25 per share: authorized
    30,000,000 shares; issued 10,569,043 and 10,545,167 shares..........       2,642           2,636
   Additional paid-in capital...........................................      57,066          56,758
   Retained earnings (accumulated deficit)..............................         760          (3,214)
   Less - Treasury shares 86,286 and 100,195 shares at cost.............         276             315
          Unearned compensation-restricted stock........................          97              43
                                                                            --------        --------
   Total stockholders' equity...........................................      60,095          55,822
                                                                            --------        --------
                                                                            $ 81,548        $ 76,929
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

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)



                                                            FIRST QUARTER ENDED
                                                            JUNE 28,  JUNE 29,
                                                               1998       1997
-------------------------------------------------------------------------------
Net sales ............................................... $ 29,955    $ 25,705
  Cost of sales .........................................   17,132      16,808
  Research and development expenses .....................    3,022       2,319
  Selling and administrative expenses ...................    5,497       5,262
                                                          --------     -------
Operating income ........................................    4,304       1,316
Interest expense.........................................      (89)       (145)
Interest income and other, net ..........................      201          62
                                                          --------     -------
Income before income taxes ..............................    4,416       1,233
Provision for income taxes ..............................      442         123
                                                          --------     -------
Net income .............................................. $  3,974     $ 1,110
                                                          ========     =======
Net income per share diluted ............................ $   0.37     $  0.11
                                                          ========     =======
Net income per share basic .............................. $   0.38     $  0.11
                                                          ========     =======
Weighted average common shares diluted ..................   10,732      10,155
                                                          ========     =======
Weighted average common shares basic ....................   10,472       9,991
                                                          ========     =======
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                        ----------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                        ----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                          THREE MONTHS ENDED
                                                                                          JUNE 28,   JUNE 29,
                                                                                           1998        1997
--------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
   Net income.........................................................................   $  3,974   $ 1,110
   Adjustments to reconcile net income to net cash provided from operations:
    Depreciation and amortization of property, plant and equipment....................      1,876     1,634
    Contribution of treasury shares to Savings and Retirement Plan....................        215       214
    Amortization of unearned compensation - restricted stock, net.....................          8        10
    Decrease in other liabilities and long-term benefits..............................        (22)      (88)
    Increase in other assets..........................................................        (50)      (85)
    Change in assets and liabilities:
      Accounts receivable.............................................................      1,430      (908)
      Inventories.....................................................................     (1,847)      390
      Other current assets............................................................       (120)     (437)
      Accounts payable................................................................      1,301      (195)
      Repositioning reserve...........................................................          0      (118)
      Other accrued liabilities and expenses..........................................       (458)    1,075
                                                                                          --------  --------
       Net cash provided from operations..............................................      6,307     2,602
                                                                                          --------  --------
  Cash flows from investing activities:
   Purchases of short-term investments................................................     (4,228)     (843)
   Maturities of short-term investments...............................................          0       720
   Additions to property, plant and equipment.........................................     (3,117)   (2,004)
                                                                                          --------  --------
       Net cash used in investing activities..........................................     (7,345)   (2,127)
                                                                                          --------  --------
  Cash flows from financing activities:
   Payments on long-term debt.........................................................       (469)   (1,539)
   Deferred charges related to long-term debt.........................................          4         5
   Payments on capital lease obligations..............................................         (6)      (91)
   Exercise of stock options..........................................................         76        15
                                                                                          --------  --------
       Net cash used in financing activities..........................................       (395)   (1,610)
                                                                                          --------  --------
  Net decrease in cash and cash equivalents...........................................     (1,433)   (1,135)
  Cash and cash equivalents, beginning of period......................................     14,356     5,815
                                                                                          --------  --------
  Cash and cash equivalents, end of period............................................   $ 12,923   $ 4,680
                                                                                         =========  ========
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1    INVENTORIES

                                                                      JUNE 28,       MARCH 29,
   Inventories consist of the following (in thousands):                 1998           1998
----------------------------------------------------------------------------------------------
     Raw materials.................................................   $ 4,178        $ 3,916
     Work-in-process...............................................     2,997          2,259
     Finished goods................................................     2,613          1,766
                                                                      -------        -------
                                                                      $ 9,788        $ 7,941
                                                                      =======        =======
----------------------------------------------------------------------------------------------

NOTE 2    COMPANY OPERATIONS

During the quarter ended June 28, 1998, one customer accounted for approximately 25% of the Company's sales.

NOTE 3    EARNINGS PER SHARE

Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which changed the method of computing and presenting earnings per common share. All periods presented have been restated in accordance with FAS 128.

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three months ended June 28, 1998 and June 29, 1997 is as follows (in thousands):

                                                                      JUNE 28,       JUNE 29,
                                                                        1998           1997
----------------------------------------------------------------------------------------------
     Weighted average shares (basic)...............................   10,472          9,991
     Effect of dilutive stock options..............................      260            164
                                                                      ------         ------
     Weighted average shares (diluted)........................        10,732         10,155
                                                                      ======         ======



The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales of the first quarter of fiscal 1999 totaled $30.0 million compared with sales of $25.7 million for the same period last year. New orders received in the quarter totaled $27.7 million, compared to $26.9 million for the same period last year. The increase in sales and orders continues to be the result of higher sales volumes due to increased penetration into several handset platforms. The Company's Wireless Semiconductor sector had sales of $14.1 million while the Application Specific Products (ASP) sector had sales of $9.9 million and the Ceramic Products sector had sales of $6.0 million for the first quarter of fiscal 1999. Deliveries to one customer were 25% of the Company's total sales for the first quarter of fiscal 1999.

Gross profit for the first quarter of fiscal 1999 totaled $12.8 million or 42.8% of sales compared with $8.9 million or 34.6% of sales for the comparable quarter last year. Gross margins continue to increase quarter over quarter primarily as the result of increased sales volumes and the leveraging of capacity on the Company's high volume semiconductor operation, as well as reduced manufacturing costs and improved operating efficiencies for the Ceramic Products group. The Wireless Semiconductor sector reported gross margins of 39.3% while ASP reported gross margins of 55.3% and the Ceramic Products sector reported gross margins of 30.5%.

Research and development expenses for the first quarter of fiscal 1999 were $3.0 million or 10.1% of sales compared with $2.3 million or 9.0% of sales for the same quarter last year. The increased research and development is due mainly to the development of processes and applications related to high volume products in the Wireless Semiconductor Products group, which are targeted at the rapidly-growing wireless markets. Over 75% of the Company's total R&D expenditures support this dynamic sector. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need.

Selling and administrative expenses totaled $5.5 million or 18.4% of sales for the first quarter of fiscal 1999, as compared with $5.3 million or 20.5% of sales for the comparable quarter last year. Overall selling and administrative expenses continues to steadily decrease as a percentage of sales, whereas, the actual selling and administrative spending continues to increase. The increase in selling and administrative expenses reflect increased sales commissions related to higher sales levels.

Interest expense for the first quarter of fiscal 1999 decreased $56 thousand over the comparable quarter last year due to a decline in borrowings. Interest income increased $139 thousand for the first quarter of fiscal 1999 compared to the same quarter last year as a result of increased levels of short-term investments.

The Company's effective tax rate for the first quarter of fiscal 1999 was 10% compared to the current combined statutory federal, state and foreign rate of approximately 40%. This rate differed from the statutory rate primarily as a result of the utilization of net operating loss carryforwards. At June 28, 1998, the Company had available net operating loss carryforwards of approximately $22 million which expire commencing in 2004.

For the first quarter of fiscal 1999, the Company reported net income of $4.0 million or $0.37 per share diluted, up more than 250% compared with net income of $1.1 million or $0.11 per share diluted for the comparable period last year.

FINANCIAL CONDITION

At June 28, 1998, working capital totaled $28.6 million and included $18.6 million in cash, cash equivalents, and short-term investments, compared with $26.1 million of working capital at the end of fiscal 1998. Cash, cash equivalents, and short-term investments increased $2.8 million during the first quarter of fiscal 1999 as operations

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

contributed $6.3 million of cash principally from net income, depreciation and a decline in working capital requirements. Uses of cash included $3.1 million for capital expenditures and $469 thousand for the repayment of long-term debt. The Company continued its investment in capital expenditures particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and tests areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow. During fiscal 1999, the Company anticipates committing approximately $18 million in capital expenditures for the high volume Wireless Semiconductor Products sector since this group is expected to be the primary engine for growth. These capital expenditures are expected to be disbursed over the next 9 to 15 months.

The Company expects to generate sufficient cash from operations to fund the necessary projected levels of growth. With cash, cash equivalents, and short-term investments of $18.6 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued SFAS No. 129. "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The Company has complied with SFAS No. 130 and determined there was no effect on the Company's financial statements, and the Company is currently evaluating the effects of SFAS No. 131.

The Financial Accounting Standards Board recently issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply to the Company as the Company does not currently sponsor any defined benefit plan.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 is effective for fiscal years beginning after June 15, 1999.

The AICPA issued two new Statements of Position ("SOP") in Fiscal Year 1998, SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" requires that companies capitalize certain internal use software costs upon meeting of certain criteria. This SOP is effective for fiscal years beginning after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities" requires companies to expense start-up costs as they are incurred. This SOP is effective for fiscal years beginning after December 15, 1998.

The Company is currently evaluating SFAS NO. 133, SOP 98-1 and SOP 98-5 and has not yet determined their impact on the Company's consolidated financial statements.

YEAR 2000

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. The Company has determined its products are not date sensitive and does not expect year 2000 exposure for products sold. A comprehensive review of the Company's computer systems and software is largely complete and the Company is not aware at this time of any significant year 2000 issues in its own systems that will not be resolved prior to the year 2000. Over the last several years, the Company has invested heavily in new computer hardware and software to improve its business operations. All such systems were required to be year 2000 compliant as a condition of purchase. Formal communication have begun with the Company's significant suppliers, large customers, and financial institutions to ensure that those parties have appropriate plans in place to properly address the year 2000

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


issues. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issues. However, there can be no assurances that the systems on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company. The Company is in the process of developing a contingency plan for the year 2000.

OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. The Company's results could differ materially based on various factors, including without limitation: cancellation or deferral of customer orders, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's financial results is included in the Company's periodic reports filed with the S.E.C., including the Form 10-K for the fiscal year ended March 29, 1998 and subsequent Form 10-Qs.

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

          (e) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech, Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*.

(10)      Material Contracts.

          (a) Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.(1)

          (b) Alpha Industries, Inc., Employee Stock Purchase Plan as amended October 22, 1992 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1993)* and amended August 22, 1995 (Filed as Exhibit 10(b) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996)*.(1)

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


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

     (f) Severance Agreement dated January 13, 1997 between the Registrant and Thomas C. Leonard (Filed as Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1).

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

     (k) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.(1)

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

     (r) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1998)*.(1)

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------

     (11) Statement re computation of per share earnings**.

     (27) Financial Data Schedules.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 28, 1998.



_________________
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
**Reference is made to Note 3 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q which Note 3 is hereby incorporated by reference herein.
(1) Management Contracts.

                                        ---------------------------------------
                                        Alpha Industries, Inc. and Subsidiaries
                                        ---------------------------------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1998
      ---------------

                             Alpha Industries, Inc. and Subsidiaries
                             ---------------------------------------
                                             Registrant



                         /s/ Thomas C. Leonard
                         -------------------------------------------
                         Thomas C. Leonard
                         Chief Executive Officer
                         President


                         /s/ Paul E. Vincent
                         -------------------------------------------
                         Paul E. Vincent
                         Chief Financial Officer
                         Principal Financial Officer
                         Principal Accounting Officer