Form 10-Q
period 1998-09-27
ALPHA INDUSTRIES INC
filed 1998-11-09
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

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

     Yes  X             No
        -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT OCTOBER 25, 1998

COMMON STOCK, PAR VALUE $.25 PER SHARE                      10,541,089

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


                               TABLE OF CONTENTS

---------------------------------------------------------------------------------------
                                                                                 PAGE
PART 1  FINANCIAL INFORMATION

  Item 1 - Financial Statements

     Consolidated Balance Sheets - September 27, 1998 and March 29, 1998 .......    3

     Consolidated Statements of Income - Quarters and Six Months Ended
     September 27, 1998 and September 28, 1997 .................................    4

     Consolidated Statements of Cash Flows - Six Months Ended
     September 27, 1998 and September 28, 1997 .................................    5

     Notes to Consolidated Financial Statements ................................    6

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...........................................    8

PART 2  OTHER INFORMATION

  Item 1 - Legal Proceedings ...................................................   11

  Item 4 - Submission of Matters to a Vote of Security Holders .................   11

  Item 6 - Exhibits and Reports on Form 8-K ....................................   11

---------------------------------------------------------------------------------------

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                             SEPTEMBER 27,     MARCH 29,
                                                                                 1998            1998
                                                                              (UNAUDITED)      (AUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
 Current assets
  Cash and cash equivalents.........................................            $ 7,148        $14,356
  Short-term investments (Note 2)...................................             11,239          1,493
  Accounts receivable...............................................             20,174         18,500
  Inventories (Note 3)..............................................              9,594          7,941
  Prepayments and other current assets..............................              1,599            883
                                                                                -------        -------
    Total current assets............................................             49,754         43,173
                                                                                -------        -------
 Property, plant and equipment, less accumulated depreciation and
  amortization of $64,630 and $60,824...............................             33,989         32,664
 Other assets.......................................................              1,116          1,092
                                                                                -------        -------
                                                                                $84,859        $76,929
                                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
  Current maturities of long-term debt..............................            $ 1,739        $ 1,876
  Current maturities of capital lease obligations...................                 --              8
  Accounts payable..................................................              6,143          5,725
  Payroll and related expenses......................................              5,898          6,724
  Other accrued liabilities.........................................              3,175          2,779
                                                                                -------        -------
   Total current liabilities........................................             16,955         17,112
                                                                                -------        -------
 Long-term debt.....................................................                825          1,625
                                                                                -------        -------
 Other long-term liabilities........................................              2,240          2,370
                                                                                -------        -------
 Commitments and contingencies (Note 6)
 Stockholders' equity
  Common stock par value $.25 per share: authorized
   30,000,000 shares; issued 10,588,769 and 10,545,167 shares.......              2,647          2,636
  Additional paid-in capital........................................             57,495         56,758
  Retained earnings (accumulated deficit)...........................              4,976         (3,214)
  Less - Treasury shares 68,433 and 100,195 shares at cost..........                219            315
     Unearned compensation-restricted stock.........................                 60             43
                                                                                -------        -------
   Total stockholders' equity.......................................             64,839         55,822
                                                                                -------        -------
                                                                                $84,859        $76,929
                                                                                =======        =======
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

                                                            SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                          SEPT. 27,      SEPT. 28,      SEPT. 27,      SEPT. 28,
                                                             1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------
  Net sales.............................................    $29,626        $28,571        $59,581         $54,276
  Cost of sales.........................................     16,763         17,942         33,895          34,750
  Research and development expenses.....................      2,891          2,422          5,913           4,741
  Selling and administrative expenses...................      5,422          5,513         10,919          10,775
                                                            -------        -------        -------         -------
 Operating income.......................................      4,550          2,694          8,854           4,010
 Interest expense.......................................        (81)          (126)          (170)           (271)
 Interest income and other, net.........................        215             37            416              99
                                                            -------        -------        -------         -------
 Income before income taxes.............................      4,684          2,605          9,100           3,838
 Provision for income taxes.............................        468            261            910             384
                                                            -------        -------        -------         -------
 Net income.............................................    $ 4,216        $ 2,344        $ 8,190         $ 3,454
                                                            =======        =======        =======         =======
 Net income per share diluted...........................    $  0.39        $  0.22        $  0.76         $  0.34
                                                            =======        =======        =======         =======
 Net income per share basic.............................    $  0.40        $  0.23        $  0.78         $  0.34
                                                            =======        =======        =======         =======
 Weighted average common shares diluted.................     10,754         10,436         10,744          10,296
                                                            =======        =======        =======         =======
 Weighted average common shares basic...................     10,514         10,138         10,494          10,065
                                                            =======        =======        =======         =======
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                              SIX MONTHS ENDED
                                                                            SEPT. 27,    SEPT. 28,
                                                                               1998        1997
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income...............................................................   $  8,190     $ 3,454
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization of property, plant and equipment.........      3,806       3,309
    Contribution of treasury shares to Savings and Retirement Plan.........        481         407
    Amortization of unearned compensation - restricted stock, net..........         45          20
    Decrease in other liabilities and long-term benefits...................       (130)       (161)
    Increase in other assets...............................................        (18)        (95)
    Change in assets and liabilities:
      Accounts receivable..................................................     (1,674)     (1,917)
      Inventories..........................................................     (1,653)      1,118
      Other current assets.................................................       (716)       (824)
      Accounts payable.....................................................        418         472
      Repositioning reserve................................................         --        (522)
      Other accrued liabilities and expenses...............................       (430)      2,532
                                                                              --------     -------
      Net cash provided by operations......................................      8,319       7,793
                                                                              --------     -------
Cash flows from investing activities:
  Purchases of short-term investments......................................    (12,724)       (843)
  Maturities of short-term investments.....................................      2,978         827
  Additions to property, plant and equipment...............................     (5,131)     (4,583)
                                                                              --------     -------
      Net cash used in investing activities................................    (14,877)     (4,599)
                                                                              --------     -------
Cash flows from financing activities:
  Payments on long-term debt...............................................       (937)     (2,107)
  Deferred charges related to long-term debt...............................         (6)          8
  Payments on capital lease obligations....................................         (8)       (163)
  Proceeds from sale of stock..............................................         98          66
  Exercise of stock options................................................        203         316
                                                                              --------     -------
      Net cash used in financing activities................................       (650)     (1,880)
                                                                              --------     -------
Net (decrease) increase in cash and cash equivalents.......................     (7,208)      1,314
Cash and cash equivalents, beginning of period.............................     14,356       5,815
                                                                              --------     -------
Cash and cash equivalents, end of period...................................   $  7,148     $ 7,129
                                                                              ========     =======

--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1  BASIS OF PRESENTATION

The interim financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.

NOTE 2  SHORT-TERM INVESTMENTS

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

NOTE 3  INVENTORIES

                                                         SEPTEMBER 27,  MARCH 29,
Inventories consist of the following (in thousands):        1998          1998
----------------------------------------------------------------------------------
  Raw materials.......................................         $5,061     $3,916
  Work-in-process.....................................          2,646      2,259
  Finished goods......................................          1,887      1,766
                                                               ------     ------
                                                               $9,594     $7,941
                                                               ======     ======

NOTE 4  SIGNIFICANT CUSTOMER

During the six months ended September 27, 1998 and September 28, 1997, one customer accounted for approximately 25% and 21%, respectively, of the Company's sales.

NOTE 5  EARNINGS PER SHARE

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

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)


NOTE 5  EARNINGS PER SHARE (CONTINUED)

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the quarters and six months ended September 27, 1998 and September 28, 1997 is as follows (in thousands):

                                         SECOND QUARTER ENDED           SIX MONTHS ENDED
                                        SEPT. 27,    SEPT. 28,       SEPT. 27,    SEPT. 28,
                                          1998         1997            1998         1997
-------------------------------------------------------------------------------------------
    Weighted average shares (basic)....   10,514       10,138          10,494       10,065
    Effect of dilutive stock options...      240          298             250          231
                                          ------       ------          ------       ------
    Weighted average shares (diluted)..   10,754       10,436          10,744       10,296
                                          ======       ======          ======       ======

The net income used in the calculation of basic and diluted earnings per share agrees with the net income appearing in the financial statements.

NOTE 6  COMMITMENTS AND CONTINGENCIES

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

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first six months of fiscal 1999 totaled $59.6 million compared with sales of $54.3 million for the same period last year. Sales for the second quarter of fiscal 1999 totaled $29.6 million compared with $28.6 million for the comparable period last year. New orders received for the first half of fiscal 1999 were $57.3 million, compared with $57.0 million for the same period last year. The increase in sales and orders continues to be the result of higher sales volumes due to increased penetration into several handset platforms. The Company's Wireless Semiconductor sector had sales of $28.4 million while the Application Specific Products (ASP) sector had sales of $19.8 million and the Ceramics Products sector had sales of $11.4 million for the first six months of fiscal 1999. For the second quarter of fiscal 1999, these groups reported sales of $14.3 million for the Wireless Semiconductor sector, $9.9 million for the ASP sector and $5.4 million for the Ceramics Products sector. Deliveries to one customer represented approximately 25% of the Company's total sales for the first six months of fiscal 1999 compared with 21% for the first six months of fiscal 1998.

Gross profit for the first half of fiscal 1999 totaled $25.7 million or 43% of sales compared with $19.5 million or 36% of sales for the comparable period last year. Gross profit for the second quarter was $12.9 million or 43% of sales compared with $10.6 million or 37% of sales for the same period last year.
Gross margins continue to increase quarter over quarter primarily as the result of increased sales volumes and the leveraging of capacity of the Company's Wireless Semiconductor and ASP operations, as well as reduced manufacturing costs and improved operating efficiencies for the Ceramics Products group. The Wireless Semiconductor sector reported gross margins of 41% while ASP reported gross margins of 53% and the Ceramics Products sector reported gross margins of 31% for the first six months of fiscal 1999. Gross margins for the second quarter of fiscal 1999 were 43% for the Wireless Semiconductor sector, 51% for the ASP sector and 31% for the Ceramics Products sector.

Research and development expenses for the first six months of fiscal 1999 were $5.9 million or 10% of sales compared with $4.7 million or 9% of sales for the same period last year. For the second quarter of fiscal 1999, research and development expenses increased 19% to $2.9 million as compared with the same quarter last year. The increased research and development is due mainly to the development of processes and applications related to high volume products in the Wireless Semiconductor Products group, which are targeted at the rapidly-growing wireless markets. Over 75% of the Company's total research and development expenditures support this dynamic sector. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need.

Selling and administrative expenses totaled $10.9 million or 18% of sales for the first six months of fiscal 1999 compared with $10.8 million or 20% of sales for the same period last year. For the second quarter of fiscal 1999, selling and administrative expenses totaled $5.4 million or 18% of sales, as compared to $5.5 million or 19% of sales for the comparable quarter last year. The year-to-date increase in selling and administrative expenses reflects increased sales commissions related to higher sales volumes offset by short-term cost reduction initiatives. During the second quarter of fiscal 1999, the $91 thousand decrease in selling and administrative costs was primarily the result of the short-term cost reduction initiatives.

Interest expense for the first six months and second quarter of fiscal 1999 decreased $101 thousand and $45 thousand respectively over the comparable periods last year due to a decline in borrowings. Interest income for the first six months and quarter ended September 27, 1998 increased $317 thousand and $178 thousand, respectively, over the comparable periods last year as a result of increased levels of short-term investments.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


The Company's effective tax rate for the first half of fiscal 1999 was 10%.
This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At September 27, 1998, the Company had available net operating loss carryforwards of approximately $18 million which expire commencing in 2004.

For the first six months of fiscal 1999, the Company reported net income of $8.2 million or $0.76 per share diluted up more than 137% compared with net income of $3.5 million or $0.34 per share diluted for the comparable period last year.
For the second quarter of fiscal 1999, the Company reported net income of $4.2 million or $0.39 per share diluted up 80% compared with net income of $2.3 million or $0.22 per share diluted for the same period last year.

FINANCIAL CONDITION

At September 27, 1998, working capital totaled $32.8 million and included $18.4 million in cash, cash equivalents, and short-term investments, compared with $26.1 million of working capital at the end of fiscal 1998. Cash, cash equivalents, and short-term investments increased $2.5 million for the first half of fiscal 1999 as operations generated $8.3 million of cash principally from net income and depreciation. Uses of cash included $5.1 million for capital expenditures and approximately $900 thousand for the repayment of long-term debt. The Company continued its investment in capital expenditures particularly for the semiconductor wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow. During fiscal 1999, the Company anticipates committing approximately $18 million in capital expenditures for the high volume Wireless Semiconductor Products sector since this group is expected to be the primary engine for growth. These capital expenditures are expected to be disbursed over the next 6 to 12 months.

The Company expects to generate sufficient cash from operations to fund the
necessary projected levels of growth.   With cash, cash equivalents, and short-
term investments of $18.4 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, " Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company has complied with SFAS No. 130 and determined there was no effect on the Company's consolidated financial statements, and the Company is currently evaluating the effects of SFAS No. 131.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

The AICPA issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" during fiscal 1998. SOP 98-1 requires that companies capitalize certain internal-use software costs upon meeting certain criteria. This SOP is effective for fiscal years beginning after December 15, 1998.

The Company is currently evaluating SFAS No. 133 and SOP 98-1 and has not yet determined their impact on the Company's consolidated financial statements.

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


YEAR 2000

The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. To address this issue, the Company has initiated a company-wide Year 2000 project under the direction of senior management.

The Company has evaluated its products and has determined that its current and past products are not date-sensitive. The Company does not expect Year 2000 exposure for products sold.

The Company has completed a comprehensive inventory of its internal information systems. Over the last several years, the Company has invested in new computer hardware and software to improve its business operations. All such systems were required to be Year 2000 compliant as a condition of purchase. The Company is currently developing a plan for testing critical information systems to ensure compliance. This testing is expected to be completed by April 1999.

The Company has also completed a comprehensive inventory of its equipment and facilities. The Company is in the process of developing a plan for testing critical items to ensure that they are compliant. Testing is expected to be completed by April 1999.

Upon completion of the testing of systems, facilities, and equipment, the Company will formulate contingency plans to handle the most reasonably likely worst-case scenarios.

The Company has begun formal communication with significant suppliers, customers, financial institutions, and other third parties with which the Company has a material relationship in order to determine whether those entities have adequate plans in place to ensure their Year 2000 preparedness. The Company has not yet completed its assessment of its exposure to risks relating to the Year 2000 issues of those entities with which it has a material relationship. Upon completion of this assessment, the Company will formulate contingency plans to handle the most reasonably likely worst-case scenarios.

Although the Company believes its planning efforts are adequate to address its Year 2000 compliance concerns, there can be no assurances that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems or that third parties upon which the Company relies will be compliant in a timely manner and will not have any material effect on the Company.

OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. The Company's results could differ materially based on various factors, including without limitation: cancellation or deferral of customer orders, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's financial results is included in the Company's periodic reports filed with the S.E.C., including the most recent Form 10-K for the fiscal year ended March 29, 1998 and any subsequent Form 10-Qs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) On September 14, 1998, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

        b) At the Meeting, the Stockholders elected George S. Kariotis and Timothy R. Furey as Class 3 Directors each to hold office for a three-year term until the 2001 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. Votes were cast as follows: Mr. Kariotis 8,755,674 for and 781,772 withheld, and Mr. Furey 8,755,674 for and 781,772 withheld.

        c) At the Meeting, the Stockholders voted to amend the Alpha Industries, Inc. 1996 Long-Term Incentive Plan. A total of 5,925,383 shares were voted in favor of amending the Alpha Industries, Inc. 1996 Long-Term Incentive Plan, 1,490,542 shares were voted against, 66,412 shares abstained from voting and 3,024,573 shares did not vote.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (3)  Certificate of Incorporation and By-laws.

          (a) Restated Certificate of Incorporation (Filed as Exhibit 3(a) to Registration Statement on Form S-3 (Registration No. 33-63857))*.

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

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


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

          (n) Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent. (1)

          (o) Change in Control Agreement between the Registrant and James C. Nemiah dated September 25, 1998. (1)

---------------------------------------
Alpha Industries, Inc. and Subsidiaries
---------------------------------------


          (p) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

          (q) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended March 29,
               1998)*.(1)

     (11)  Statement re computation of per share earnings**.

     (27)  Financial Data Schedules.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 27, 1998.


--------------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

**Reference is made to Note 5 of the notes to Consolidated Financial Statements on Page 6 of this Quarterly Report on Form 10-Q which Note 5 is hereby incorporated by reference herein.
(1) Management Contracts.

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

Date: November 7, 1998
      ----------------
                               Alpha Industries, Inc., and Subsidiaries
                               ----------------------------------------
                                              Registrant




                           /s/ Thomas C. Leonard
                           --------------------------------------------
                           Thomas C. Leonard
                           Chief Executive Officer
                           President




                           /s/ Paul E. Vincent
                           --------------------------------------------
                           Paul E. Vincent
                           Chief Financial Officer
                           Principal Financial Officer
                           Principal Accounting Officer