Form 10-Q
period 1998-12-27
ALPHA INDUSTRIES INC
filed 1999-02-10
CIK 4127

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

                                      OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    -----------------

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

        Yes      X                 No
                ---                    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at January 24, 1999
Common Stock, par value $.25 per share                    10,639,535

                               Table of Contents
--------------------------------------------------------------------------------

                                                                          Page
Part 1  Financial Information

Item 1 - Financial Statements

        Consolidated Balance Sheets - December 27, 1998 and
        March 29, 1998.................................................    3

        Consolidated Statements of Income - Quarters and Nine Months
        Ended December 27, 1998 and December 28, 1997..................    4

        Consolidated Statements of Cash Flows - Nine Months Ended
        December 27, 1998 and December 28, 1997.......................     5

        Notes to Consolidated Financial Statements....................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...    11

Part 2  Other Information

Item 1 - Legal Proceedings............................................    11

Item 6 - Exhibits and Reports on Form 8-K.............................    11

-------------------------------------------------------------------------------

Consolidated Balance Sheets
(In thousands except share and per share amounts)

                                                     December 27,    March 29,
                                                         1998           1998
                                                     (unaudited)     (audited)
-------------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents....................    $  10,433      $   14,356
    Short-term investments (Note 2)..............       12,322           1,493
    Accounts receivable..........................       19,318          18,500
    Inventories (Note 3).........................        8,883           7,941
    Prepayments and other current assets.........        2,178             883
                                                     ---------      ----------
      Total current assets.......................       53,134          43,173
                                                     ---------      ----------
  Property, plant and equipment, less accumulated
    depreciation and amortization of
    $66,630 and $60,824..........................       37,975          32,664
  Other assets...................................        1,258           1,092
                                                     ---------      ----------
                                                     $  92,367      $   76,929
                                                     =========      ==========
Liabilities And Stockholders' Equity
  Current liabilities
    Current maturities of long-term debt........     $   1,325      $    1,876
    Current maturities of capital lease
      obligations...............................            --               8
    Accounts payable............................         7,228           5,725
    Payroll, commissions and related expenses...         6,999           6,724
    Other accrued liabilities...................         3,999           2,779
                                                     ---------      ----------
      Total current liabilities.................        19,551          17,112
                                                     ---------      ----------
  Long-term debt................................           769           1,625
                                                     ---------      ----------
  Other long-term liabilities...................         1,882           2,370
                                                     ---------      ----------
  Commitments and contingencies (Note 6)
  Stockholders' equity (Note 7)
    Common stock par value $.25 per share:
      authorized 30,000,000 shares; issued
      10,623,036 and 10,545,167 shares...........        2,655           2,636
    Additional paid-in capital...................       57,964          56,758
    Retained earnings (accumulated deficit)......        9,748          (3,214)
    Less - Treasury shares 48,580 and 100,195
             shares at cost......................          156             315
           Unearned compensation-restricted
             stock...............................           46              43
                                                     ---------      ----------
      Total stockholders' equity.................       70,165          55,822
                                                     ---------      ----------
                                                     $  92,367      $   76,929
                                                     =========      ==========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(Unaudited)
(In thousands except per share data)

                                      Third Quarter Ended     Nine Months Ended
                                      Dec. 27,    Dec. 28,   Dec. 27,  Dec. 28,
                                        1998        1997        1998     1997
--------------------------------------------------------------------------------
Net sales............................ $ 32,489   $ 30,751   $ 92,070   $ 85,027
  Cost of sales......................   18,151     18,928     52,046     53,678
  Research and development expenses..    3,397      2,545      9,310      7,286
  Selling and administrative
    expenses.........................    5,809      5,684     16,728     16,459
                                      --------   --------   --------   --------
Operating income.....................    5,132      3,594     13,986      7,604
Interest expense.....................      (61)      (126)      (231)      (397)
Interest income and other, net.......      231         39        647        138
                                      --------   --------   --------   --------
Income before income taxes...........    5,302      3,507     14,402      7,345
Provision for income taxes...........      530        351      1,440        735
                                      --------   --------   --------   --------
Net income........................... $  4,772   $  3,156   $ 12,962   $  6,610
                                      ========   ========   ========   ========
Net income per share diluted......... $   0.44   $   0.30   $   1.20   $   0.63
                                      ========   ========   ========   ========
Net income per share basic........... $   0.45   $   0.31   $   1.23   $   0.65
                                      ========   ========   ========   ========
Weighted average common shares
  diluted............................   10,935     10,641     10,807     10,414
                                      ========   ========   ========   ========
Weighted average common shares
  basic..............................   10,557     10,280     10,515     10,136
                                      ========   ========   ========   ========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)


                                                           Nine Months Ended
                                                        Dec. 27,       Dec. 28,
                                                          1998           1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income..........................................  $ 12,962       $  6,610
  Adjustments to reconcile net income to net cash
    provided by operations:
    Depreciation and amortization of property,
      plant and equipment.............................     5,806          5,057
    Contribution of treasury shares to Savings
      and Retirement Plan.............................       707            606
    Amortization of unearned compensation -
      restricted stock, net...........................        58             30
    Decrease in other liabilities and long-term
      benefits........................................      (488)           (56)
    (Increase)decrease in other assets................      (178)           444
    Change in assets and liabilities:
      Accounts receivable.............................      (818)          (688)
      Inventories.....................................      (942)         1,273
      Other current assets............................    (1,295)            96
      Accounts payable................................     1,503           (595)
      Other accrued liabilities and expenses..........     1,495          2,612
      Repositioning reserve...........................        --           (798)
                                                        --------       --------
      Net cash provided by operations.................    18,810         14,591
                                                        --------       --------
Cash flows from investing activities:
    Purchases of short-term investments...............   (16,908)          (843)
    Maturities of short-term investments..............     6,079          2,061
    Additions to property, plant and equipment........   (11,117)        (7,529)
                                                        --------       --------
      Net cash used in investing activities...........   (21,946)        (6,311)
                                                        --------       --------
Cash flows from financing activities:
    Payments on long-term debt........................    (1,407)        (2,547)
    Deferred charges related to long-term debt........        12             13
    Payments on capital lease obligations.............        (8)          (208)
    Proceeds from sale of stock.......................        98             66
    Exercise of stock options.........................       518            476
                                                        --------       --------
      Net cash used in financing activities...........      (787)        (2,200)
                                                        --------       --------
Net (decrease) increase in cash and cash equivalents..    (3,923)         6,080
Cash and cash equivalents, beginning of period........    14,356          5,815
                                                        --------       --------
Cash and cash equivalents, end of period..............  $ 10,433       $ 11,895
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


Note 3  Inventories

                                                       December 27,    March 29,
Inventories consist of the following (in thousands):       1998          1998
--------------------------------------------------------------------------------
  Raw materials......................................    $ 4,520        $ 3,916
  Work-in-process....................................      2,467          2,259
  Finished goods.....................................      1,896          1,766
                                                         -------        -------
                                                         $ 8,883        $ 7,941
                                                         =======        =======


Note 4  Significant Customer

During the nine months ended December 27, 1998 and December 28, 1997, one customer accounted for approximately 27% and 24%, respectively, of the Company's sales.

(unaudited)



Note 5  Earnings Per Share

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the quarters and nine months ended December 27, 1998 and December 28, 1997 is as follows (in thousands):

                                     Third Quarter Ended     Nine Months Ended
                                     Dec. 27,   Dec. 28,    Dec. 27,   Dec. 28,
                                       1998       1997        1998       1997
-------------------------------------------------------------------------------
Weighted average shares (basic)..... 10,557      10,280      10,515     10,136
Effect of dilutive stock options....    378         361         292        278
                                     ------      ------      ------     ------
Weighted average shares (diluted)... 10,935      10,641      10,807     10,414
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


Note 7  Subsequent Event

On January 28, 1999, the Company's Board of Directors declared a 3-for-2 stock split of the outstanding shares of the Company's common stock. The stock split will be payable on February 18, 1999 to shareholders of record as of February 8, 1999. Shareholders will receive one additional share of the Company's common stock for every two shares held on the record date. The Company will pay cash in lieu of fractional shares. The data for the third quarters ended December 27, 1998 and December 28, 1997, respectively, if restated to reflect the stock split, are basic net income per share of $0.30 and $0.20; diluted net income per share of $0.29 and $0.20; basic weighted average shares of 15.8 million and 15.4 million and diluted weighted average shares of 16.4 million and 16.0 million. The data for the nine months ended December 27, 1998 and December 28, 1997, respectively, if restated to reflect the stock split, are basic net income per share of $0.82 and $0.43; diluted net income per share of $0.80 and $0.42; basic weighted average shares of 15.8 million and 15.2 million and diluted weighted average shares of 16.2 million and 15.6 million.

PART I - ITEM 2

Management's Discussion And Analysis Of Financial Condition And
Results Of Operations

Results of Operations

Sales for the first nine months of fiscal 1999 totaled $92.1 million compared with sales of $85.0 million for the same period last year. Sales for the third quarter of fiscal 1999 totaled $32.5 million compared with $30.8 million for the comparable period last year. New orders received for the first nine months of fiscal 1999 were $90.1 million, compared with $88.9 million for the same period last year. The increase in sales and orders continues to be the result of higher sales volumes due to increased demand for wireless products. The sales growth for the third quarter was fueled by shipments of new digital handsets. During the third quarter, the Company also received orders for two new product areas-- a wireless personal digital assistant and an upcoming home wireless networking system. The Company's Wireless Semiconductor sector had sales of $46.3 million while the Application Specific Products (ASP) sector had sales of $27.5 million and the Ceramic Products sector had sales of $18.3 million for the first nine months of fiscal 1999. For the third quarter of fiscal 1999, these groups reported sales of $17.9 million for the Wireless Semiconductor sector, $7.7 million for the ASP sector and $6.9 million for the Ceramic Products sector. Deliveries to one customer represented approximately 27% of the Company's total sales for the first nine months of fiscal 1999 compared with 24% for the comparable period last year.

Gross profit for the first nine months of fiscal 1999 totaled $40.0 million or 43.5% of sales compared with $31.3 million or 36.9% of sales for the comparable period last year. Gross profit for the third quarter was $14.3 million or 44.1% of sales compared with $11.8 million or 38.4% of sales for the same period last year. Gross margins continue to increase quarter over quarter primarily as a result of improved operating efficiencies in all three business sectors, particularly in the Wireless Semiconductor sector which continued to leverage capacity, improve yields and reduce material costs. The Wireless Semiconductor sector reported gross margins of 42.8% while ASP reported gross margins of 51.9% and the Ceramic Products sector reported gross margins of 32.7% for the first nine months of fiscal 1999. Gross margins for the third quarter of fiscal 1999 were 45.1% for the Wireless Semiconductor sector, 49.2% for the ASP sector and 36.0% for the Ceramic Products sector.

Research and development expenses for the first nine months of fiscal 1999 were $9.3 million or 10% of sales compared with $7.3 million or 9% of sales for the same period last year. For the third quarter of fiscal 1999, research and development expenses increased 34% to $3.4 million as compared with the same quarter last year. The increased research and development is due mainly to the development of processes and applications in the Wireless Semiconductor Products group. These high volume products are targeted at the rapidly-growing wireless markets with over 75% of the Company's total research and development expenditures supporting this dynamic sector. The Company is strongly committed to continuing its investment in the GaAs IC and high volume wireless products to better serve its targeted markets, particularly as it continues to introduce new products that its key customers need.

Selling and administrative expenses totaled $16.7 million or 18.2% of sales for the first nine months of fiscal 1999 compared with $16.5 million or 19.4% of sales for the same period last year. For the third quarter ended December 27, 1998, selling and administrative expenses increased slightly to $5.8 million or 17.9% of sales, as compared to $5.7 million or 18.5% of sales for the comparable quarter last year. The year-to-date and third quarter increases in selling and administrative expenses relate primarily to selling and marketing activities consisting mainly of increased sales commissions related to higher sales volumes. Overall, selling and administrative expenses for the nine months and third quarter of fiscal 1999 declined as a percentage of sales compared with the comparable periods last year due to continued efforts to control administrative costs.

Interest expense for the first nine months and third quarter of fiscal 1999 decreased $166 thousand and $65 thousand respectively over the comparable periods last year due to a decline in borrowings. Interest income for the first nine months and quarter ended December 27, 1998 increased $509 thousand and $192 thousand, respectively, over the comparable periods last year since cash, cash equivalents and short-term investments increased $6.9 million primarily from cash generated from operations.

The Company's effective tax rate for the first nine months of fiscal 1999 was 10%. This rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards. At December 27, 1998, the Company had available net operating loss carryforwards of approximately $12 million which expire commencing in 2004.

For the first nine months of fiscal 1999, the Company reported net income of $13.0 million or $1.20 per share diluted compared with net income of $6.6 million or $0.63 per share diluted for the comparable period last year. For the third quarter of fiscal 1999, the Company reported net income of $4.8 million or $0.44 per share diluted compared with net income of $3.2 million or $0.30 per share diluted for the same period last year. These results represent 96% and 51% increases in net income for the first nine months and the third quarter of fiscal 1999, respectively, over the same periods last year.

Financial Condition

At December 27, 1998, working capital totaled $33.6 million and included $22.8 million in cash, cash equivalents, and short-term investments, compared with $26.1 million of working capital at the end of fiscal 1998. Operations generated $18.8 million of cash principally from net income and depreciation. Uses of cash included $11.1 million for capital expenditures and $1.4 million for the repayment of long-term debt. The Company continued its investment in capital expenditures particularly for the semiconductor gallium arsenide (GaAs) wafer fab operation and the IC and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility. The Company remains strongly committed to adding the required capacity needed to service the wireless markets as demand continues to grow. During the first nine months of fiscal 1999, the Company incurred capital expenditures of $11.1 million of which $8.9 million related to the Wireless Semiconductor Products sector. These expenditures primarily related to the expansion of the GaAs fab which is expected to cost $18 million in total and be completed during the first quarter of fiscal 2000. This expansion is expected to significantly increase capacity.

The Company expects to generate sufficient cash from operations to fund the necessary projected levels of growth. With cash, cash equivalents, and short-term investments of $22.8 million, a $7.5 million line of credit and a $7.5 million equipment line of credit currently available, the Company believes it has adequate funds to support its current operating needs.

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

The Company is currently evaluating SFAS No.133 and SOP 98-1 and has not yet determined their impact on the Company's consolidated financial statements.

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

The Company has completed a comprehensive inventory of its internal information systems. Over the last several years, the Company has invested in new computer hardware and software to improve its business operations. All such systems were required to be Year 2000 compliant as a condition of purchase. The Company has developed a plan for testing critical information systems to ensure compliance. This testing is expected to be completed by April 1999.

The Company has also completed a comprehensive inventory of its equipment and facilities. The Company has developed a plan for testing critical items to ensure that they are compliant. Testing is expected to be completed by April 1999.

Upon completion of the testing of systems, facilities, and equipment, the Company will formulate contingency plans to handle the most reasonably likely worst-case scenarios.

The Company has begun formal communication with significant suppliers, customers, financial institutions, and other third parties with which the Company has a material relationship in order to determine whether those entities have adequate plans in place to ensure their Year 2000 preparedness. The Company has not yet completed its assessment of its exposure to risks relating to the Year 2000 issues of those entities with which it has a material relationship. This assessment and the development of a plan for testing critical items will be completed by April 1999. Upon completion of this assessment, the Company will formulate contingency plans to handle the most reasonably likely worst-case scenarios.

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

                                    PART I

Item 3   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of a short-term investment and a financial instrument caused by fluctuations in investment prices and interest rates.

The Company handles market risks in accordance with established policies. The Company's risk-management activities include "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Investment Price Risk
The fair value of the Company's short-term investment portfolio at December 27, 1998, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

Interest Rate Risk
The carrying value of the Company's long-term debt, including current maturities, was $2.1 million at December 27, 1998. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.


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

             (d) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech, Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as
                  Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*.

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

             (e) Severance Agreement dated January 13, 1997 between the Registrant and Thomas C. Leonard (Filed as Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

             (f)  Severance Agreement dated May 20, 1997 between the
                  Registrant and David J. Aldrich (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*. (1)

             (g) Severance Agreement dated January 14, 1997 between the Registrant and Richard Langman (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*. (1)

             (h) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3,
                  1994)*.(1)

             (i) Master Lease Agreement between Comdisco, Inc. and the Registrant dated September 16, 1994 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.

             (j) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.(1)

             (k)  Alpha Industries Executive Compensation Plan dated
                  January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*.(1)

             (l) Alpha Industries, Inc. Savings and Retirement 401(k) Plan dated July 1, 1996 (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                  1997)*.

             (m) Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 1998)*. (1)

             (n) Change in Control Agreement between the Registrant and James C. Nemiah dated September 25, 1998 (Filed as Exhibit 10(o) to the Quarterly Report on Form 10-Q for the quarter ended September 27, 1998)*. (1)

             (o) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

             (p)  Alpha Industries, Inc., 1997 Non-Qualified Stock Option
                  Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                  1998)*.(1)

             (q) Alpha Industries, Inc. 1996 Long-Term Incentive Plan (Filed as Exhibit 99 to Registration Statement on Form S-8 filed January 22, 1999)*.(1)

             (r) Severance Agreement dated December 11, 1998 between the Registrant and Jean-Pierre Gillard.(1)

        (11) Statement re computation of per share earnings**.

        (27) Financial Data Schedule.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 27, 1998.




---------------------
*Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated herein. **Reference is made to Note 5 of the notes to Consolidated Financial Statements on Page 7 of this Quarterly Report on Form 10-Q, which Note 5 is hereby incorporated by reference herein.
(1) Management Contracts.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 5, 1999
      ----------------

                    Alpha Industries, Inc. and Subsidiaries
                    ---------------------------------------
                                  Registrant



                 /s/ Thomas C. Leonard
                 ---------------------------
                 Thomas C. Leonard
                 Chief Executive Officer
                 President





                 /s/ Paul E. Vincent
                 ---------------------------
                 Paul E. Vincent
                 Chief Financial Officer
                 Principal Financial Officer
                 Principal Accounting Officer