Form 10-K405
period 1999-03-28
ALPHA INDUSTRIES INC
filed 1999-06-25
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended March 28, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 23, 1999 was approximately $671,869,000.

         The number of shares of Common Stock outstanding at May 23, 1999 was 16,023,503.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into
Part III of this Report.



                    The Exhibit Index is located on page 47.
                              Page 1 of 68 pages.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                                     PART I

ITEM 1   BUSINESS

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for wireless voice and data communications. The primary applications for our products include wireless handsets for cellular and personal communication services, or PCS. We also produce integrated circuits, discrete components, electrical ceramics and ferrites used in wireless base station equipment, cable television, wireless local loop, wireless personal digital assistants and wireless local area networks.

We offer a broad range of products, including integrated circuit switches and controls, power amplifiers, diodes and components that comprise a significant part of the radio frequency devices used in wireless telephone handsets. We use a range of technologies, processes and materials to meet our customers' performance requirements, including gallium arsenide metal semiconductor field effect transistor, or GaAs MESFET, gallium arsenide pseudomorphic high electron mobility transistor, or GaAs PHEMT, silicon and electrical ceramic. We currently are developing power amplifiers and other devices made with a gallium arsenide heterojunction bipolar transistor, or GaAs HBT, process.

We divide our operations into three groups to address the distinct dynamics of different markets:

---------------- -------------------------- ------------------------------- --------------------------

                   Wireless Semiconductor    Application Specific
                          Products                 Products                      Ceramic Products
---------------- -------------------------- ------------------------------- --------------------------

Primary Products  GaAs Integrated Circuits   GaAs Integrated Circuits        Electrical Ceramics
                  Discrete Semiconductors    Discrete Semiconductors         Ferrites
                                             Components
---------------- -------------------------- ------------------------------- --------------------------

Primary Markets   Wireless Handsets          Satellite Communications        Wireless Infrastructure
                  Wireless Data              Broadband Data, Defense
---------------- -------------------------- ------------------------------- --------------------------

The Wireless Semiconductor Products Group supplies GaAs integrated circuits and discrete semiconductors in high volume for wireless telephone handsets and wireless data applications. These products are used in equipment incorporating the leading digital standards, Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA and Time Division Multiple Access, or TDMA.

The Application Specific Products Group supplies radio frequency, microwave frequency and millimeter wave frequency GaAs integrated circuits, and discrete semiconductors and components for customized products in the satellite communications, broadband data and defense markets. We leverage our 30 years of experience with higher frequency microwave and millimeter wave technologies to develop high gross margin products and to develop new products for emerging wireless broadband data applications.

The Ceramics Products Group uses electrical ceramic and ferrite technologies to supply resonators and filters, primarily for wireless base station equipment.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



PRODUCTS AND APPLICATIONS

We offer a broad array of radio frequency, microwave frequency and millimeter wave frequency products to the wireless markets, including GaAs integrated circuit switches and controls, GaAs integrated circuit power amplifiers, silicon discrete semiconductors and ceramic resonators and filters. A typical end product for wireless communications, such as a handset, contains radio frequency, baseband and digital signal processing components. Radio frequency components convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received. Baseband components process signals into and from their original electrical form (low frequency voice or data). The digital components control the overall circuitry and process the voice or other data to be transmitted and received.

The table below identifies the major product categories and markets our three operating groups serve.

--------------------------- ---------------------------------------------------------- ---------------- ----------------
                                         Wireless Semiconductor Products

         Markets
                            ----------------------------------------------------------
                                                                                         Application
                                Power       Integrated Circuit         Discrete           Specific          Ceramic
                             Amplifiers          Switches           Semiconductors        Products         Products
--------------------------- -------------- --------------------- --------------------- ---------------- ----------------
Cellular/PCS:
     Handset                      *                  *                     *
     Base Station                                                                                              *
--------------------------- -------------- --------------------- --------------------- ---------------- ----------------
Wireless Data:
     Narrowband                   *                  *                     *                                   *
     Broadband                                       *                     *                  *                *
--------------------------- -------------- --------------------- --------------------- ---------------- ----------------
Cable TV                                             *                     *                                   *
--------------------------- -------------- --------------------- --------------------- ---------------- ----------------
Other Wireless                                       *                     *                  *                *
--------------------------- -------------- --------------------- --------------------- ---------------- ----------------

Other Wireless includes wireless local loop, digital radio links, Global Positioning Systems, or GPS, Direct Broadcast Satellite, or DBS, intrusion alarms, radar detectors, ID tags and defense applications.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



WIRELESS SEMICONDUCTOR PRODUCTS

The diagram below illustrates the role of many of our Wireless Semiconductor Products in a dual band and dual mode wireless telephone handset.

--------------------------------------------------------------------------------
                             [Cell-phone schematic]

         Alpha Products in a Typical Dual Bond/Dual Mode Handset
GaAs Radio Frequency Integrated Circuit Switches      GaAs Radio Frequency Power
Amplifiers Discrete Semiconductors

There is a picture of a cellular telephone on the right side of the page. To the left of the telephone is a diagram depicting various parts of a dual band/dual mode handset and identifying those parts which we supply.
--------------------------------------------------------------------------------

Power Amplifiers. Wireless communications systems require amplification in receiving and transmitting signals. Relatively weak incoming signals must be amplified without adding background noise. GaAs power amplifiers are used in handsets because they use battery power more efficiently than silicon amplifiers, and battery life is a critical system feature in these portable applications. Our 3-volt GaAs MESFET power amplifier, which extends battery life, has been in production for the last 18 months. Further efficiency improvement in amplifiers is now available using GaAs PHEMT process technology. In addition, we are developing GaAs HBT process technology, which we believe will open new power amplifier markets to us and complement our existing strength in the GaAs PHEMT and GaAs MESFET processes.

Integrated Circuit Switches and Controls. Switching and control functions route and adjust signal levels between the receiver and transmitter and other processing devices. The number of switching functions increases with the complexity of the handset design. In the dual band/dual mode handset illustrated, the switches perform three different routing functions, including: signal routing to transmitter or receiver; signal routing to cellular or PCS frequency; and signal routing to digital or analog mode.

Our GaAs integrated circuit switches are used in handsets to provide lower signal loss and better signal isolation than comparable silicon products. Further improvements are now available using the GaAs PHEMT process. Transistors using the GaAs HBT process have not been suitable for switches.

Discrete Semiconductors. Discrete semiconductors, especially diodes, are used for signal tuning and switching functions in the handset. We draw on our microwave frequency and millimeter wave frequency experience to produce diodes with better circuit performance. We manufacture these products in very high volumes and some of them are often purchased on a sole source basis from us.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



APPLICATION SPECIFIC PRODUCTS

We offer customized products that address all transmit and receive functions for radio frequency, microwave frequency and millimeter wave frequency applications, primarily in the satellite communications, broadband data and defense markets. The millimeter wave applications are an emerging area of broadband, high capacity data wireless services, such as Internet access. Systems operating in this frequency range must use GaAs.

CERAMIC PRODUCTS

Our ceramic products play a critical role in the signal selection, or filtering process, that is essential to processing communications signals. Ceramic materials allow for improved power efficiency and miniaturization, which are being increasingly used in wireless communications infrastructure. Ceramic products are also critical in the frequency-determining portions of DBS receivers, radar detectors and intrusion alarms.

MARKETING AND DISTRIBUTION

We sell our products through independent manufacturers' representatives and through a direct sales staff. We sell through 12 domestic and 23 international independent manufacturers' representative organizations. Our field support management staff oversees our manufacturers' representatives and provides them with sales direction and support. Our direct sales staff manages key customer accounts and worldwide customer support and identifies and targets sales in the emerging wireless data markets.

We maintain an internal marketing organization that is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications. Our internal marketing organization also prepares technical presentations for industry conferences.

We believe that the technical and complex nature of our products and markets demands an extraordinary commitment to close ongoing relationships with our customers. We strive to maintain close contact with our customers' design, engineering, manufacturing, and purchasing and project management personnel. We employ a team approach in developing close relationships by combining the support of design and applications engineers, manufacturing personnel, sales and marketing staff and senior management. We believe that maintaining close contact with our customers improves their level of satisfaction, assists us in anticipating their future product needs and enhances our opportunities for design wins.

RESEARCH AND DEVELOPMENT

Our products and markets are subject to continued technological advances. Recognizing this, we maintain a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas. We are focusing our development efforts on new products, design tools and manufacturing processes in our Wireless Semiconductor Products group using our core technologies. We strive to improve existing product performance, improve design and manufacturing processes and reduce costs. We maintain close collaborative relationships with many of our customers to help us identify market demands and target our development efforts to meet those demands.

GaAs HBT Capabilities. We are developing our GaAs HBT process technology capability with a third party designer and a third party foundry of GaAs HBT technology. GaAs HBT process technology works at higher frequencies than traditional silicon semiconductors and requires less power to transmit signals. For cellular telephones, this permits smaller handsets and longer talk-time between battery charges. We plan to introduce our initial GaAs HBT products for OEM qualification during the summer of 1999. We believe that the addition of a line of GaAs HBT products will complement our existing GaAs PHEMT and GaAs

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



MESFET devices, enabling us to offer our customers the full range of currently available GaAs applications for use in wireless telephone handsets and wireless data applications.

Millimeter Wave Technology. We developed much of our millimeter wave technology in connection with approximately 30 years of defense related contracts involving sophisticated millimeter wave semiconductor products. We use the techniques, processes and experience in millimeter wave technology developed in connection with these government programs for commercial applications.

Our R&D expenditures for fiscal 1999, 1998 and 1997 were $12.9 million, $10.0 million, and $9.5 million, respectively.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply. However, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase these materials and services on a purchase order basis, do not carry significant inventories and do not have any long-term supply contracts with our source vendors.

WORKING CAPITAL

Our business is not seasonal, and there are no special practices with respect to working capital for us or the industry in general. We provide a limited warranty on our products against defects in material and workmanship. Payment terms are 30 days in the domestic market and generally 60 days in foreign markets.

CONTRACTS

During fiscal 1999, one customer, Motorola, Inc., accounted for approximately 28% of our total sales and no other single customer accounted for 10% or more of our total sales. The 17% of our sales that were to the United States Government and prime contractors and subcontractors thereof are subject to termination at the convenience of the Government, in which event we would normally be reimbursed for costs incurred. While U.S. Government orders are cancelled in this manner, we have seldom experienced any material terminations for convenience.

COMPETITIVE CONDITIONS

We compete on the basis of price, performance, quality, reliability, size, ability to meet delivery requirements and customer service and support. We experience intense competition worldwide from a number of multinational companies that offer a variety of competitive products and broader product lines, and which have substantially greater financial resources and production, marketing, manufacturing, engineering and other capabilities than us. We also face competition from a number of smaller companies. In addition, our customers, particularly our largest customers, may have or could acquire the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by us.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

PATENTS AND TRADEMARKS

We own a small number of patents and have other patent applications under preparation or pending. However, we believe that our technological position depends primarily on the ability to develop new innovative products through the technical competence of our engineering personnel.

BACKLOG

Our policy is to book only the next three months of commercial orders consistent with customer short term requirements. Many commercial orders cover substantially more than three months of performance, but we believe such orders can be modified or cancelled by the customer easily and it is a better practice to limit the bookings in this manner. On this basis, we believe all orders in our backlog to be firm. We have backlog of undelivered orders on March 28, 1999 of approximately $36.9 million compared with $36.8 million on March 29, 1998. Substantially all of the March 28, 1999 backlog is anticipated to be shipped in fiscal 2000.

ENVIRONMENTAL REGULATIONS

In our opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on our capital expenditures, earnings and competitive position.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers at May 31, 1999.

     NAME                  AGE    POSITION

     George S. Kariotis    76     Chairman of the Board of Directors

     Thomas C. Leonard     64     President, Chief Executive Officer and Director

     Paul E. Vincent       51     Vice President, Treasurer and Chief Financial Officer

     David J. Aldrich      42     Vice President

     Jean-Pierre Gillard   55     Vice President

     Richard Langman       52     Vice President and President of Trans-Tech, Inc.

     James C. Nemiah       45     Secretary, Corporate Counsel

All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 13, 1999, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

George S. Kariotis was Chairman of the Board and Chief Executive Officer from our inception in 1962 until 1978, and, from 1974 to 1978, he was also our Treasurer. From 1979 to 1983, Mr. Kariotis was the Secretary of Manpower Development and Economic Affairs for the Commonwealth of Massachusetts. He was re-elected Chairman of the Board in 1983 and Chief Executive Officer in 1985. Mr. Kariotis resigned as Chief Executive Officer in July 1986 while he campaigned for public office. He resumed his position as Chief Executive Officer in November 1986, and served in that capacity until 1991.

Thomas C. Leonard was elected our President and Chief Executive Officer in July 1996 and was elected a Director in August 1996. Mr. Leonard joined us in 1992 as a division General Manager. In 1994, he was elected a Vice President. Mr. Leonard has over 30 years experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



Paul E. Vincent joined us as Controller in 1979 and has been Vice President and Chief Financial Officer since January 1997. Prior to joining us, Mr. Vincent worked at Applicon Incorporated and, prior to that, Arthur Andersen & Co. Mr. Vincent is a CPA.

David J. Aldrich joined us in 1995 as Vice President, Chief Financial Officer and Treasurer and currently serves as Vice President and General Manager of the Wireless Semiconductor group and the Application Specific Products group. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich is a Director of Microwave Power Devices, Inc., a manufacturer of microwave products.

Richard Langman joined us in January 1997 as Vice President and President and General Manager of our Trans-Tech, Inc. subsidiary. Prior to joining us, Mr. Langman worked for Coors Ceramics Company for 23 years, holding senior executive positions in operations and sales. Mr. Langman received his B.S. in Ceramic Engineering from Alfred University and his M.S. in Metallurgy and Material Science from Lehigh University.

Jean-Pierre Gillard joined us in 1992 as Manager of GaAs integrated circuit operations and has been Vice President of Business Development since June 1996. Before 1992, he held a number of management positions at M/A-COM, Inc. in both marketing and sales.

James C. Nemiah joined us in November 1995 as Corporate Counsel and Assistant Secretary. He was named Secretary in September 1996. Prior to joining us, Mr. Nemiah was Vice President, General Counsel and Clerk at American Science and Engineering, Inc. from 1987 to 1995.

EMPLOYEES

As of March 28, 1999, we employed approximately 940 persons, compared with 840 persons as of March 29, 1998.

ITEM 2   PROPERTIES

The following information describes the major facilities we own and lease. We believe we have adequate production capacity to meet our current business needs but we are adding required capacity to better serve the wireless market as demand continues to grow. We are expanding our capacity within the structure of our Woburn plant without interruption of our production. We expect the expansion, including the cost of building improvements and the purchase of manufacturing equipment, to cost approximately $18 million. We also expect to complete the expansion during the summer of 1999. As described in Note 3 to the Consolidated Financial Statements on pages 32 and 33, several properties secure debt of the Company.

a) We own a 158,000 square foot plant plus nine acres of land at 20 Sylvan Road, Woburn, Massachusetts. This plant is occupied by the Wireless Semiconductor and Application Specific manufacturing operations and corporate headquarters.

b) We own a 92,000 square foot facility in Adamstown, Maryland. This plant is occupied by our wholly owned subsidiary, Trans-Tech, Inc., and is utilized as our primary ceramic products manufacturing facility.

c) We lease a 33,000 square foot facility in Frederick, Maryland. This plant is used by our wholly owned subsidiary, Trans-Tech, Inc., to manufacture ceramic components including filters.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 3   LEGAL PROCEEDINGS

We do not have any material pending legal proceedings other than routine litigation incidental to our business.

We have been notified by federal and state environmental agencies of our potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. We continue to deny that we have any responsibility with respect to this site other than as a DE MINIMIS party. Management is of the opinion that the outcome of the aforementioned environmental matter will not have a material effect on our operations.

See also Note 8 to the Consolidated Financial Statements on page 41.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended March 28, 1999.



                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

See the section entitled "Quarterly Financial Data" appearing on page 28 for information regarding Common Stock market prices. We have not paid cash dividends on our common stock since fiscal 1986, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. We are subject to financial and operating covenants, including restrictions on the payment of cash dividends, under our bank financing agreements. On February 19, 1999, we distributed a three-for-two common stock split.

See Notes 3 and 6 to the Consolidated Financial Statements beginning on pages 32 and 36, respectively, for information regarding dividend restrictions and the stock split.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 6   SELECTED FINANCIAL DATA

Five Year Financial Summary
(In thousands, except per share amounts and financial ratios)

                                                                                 FISCAL YEAR
                                                      1999           1998           1997            1996           1995
========================================================================================================================
Results of Operations
    Sales ........................................  $126,339       $116,881       $ 85,253        $ 96,894       $78,254
    Net income (loss) ............................    21,490         10,302        (15,572)          3,794         2,847
    Per share data
      Net income (loss) basic ....................  $   1.36       $   0.67       $  (1.05)       $   0.30       $  0.25
      Net income (loss) diluted ..................  $   1.31       $   0.66       $  (1.05)       $   0.29       $  0.24
      Weighted average common shares basic .......    15,824         15,302         14,772          12,551        11,410
      Weighted average common shares diluted .....    16,351         15,711         14,772          13,126        11,823
Financial Ratios
    Return (based on net income-net loss)
      On sales ...................................      17.0%           8.8%         (18.3%)           3.9%          3.6%
      On average assets ..........................      23.4%          14.5%         (22.1%)           6.0%          6.0%
      On average equity ..........................      31.4%          20.8%         (30.9%)           8.9%         11.0%
    Current Ratio ................................      3.12           2.52           2.10            3.35          1.68
    Debt to Equity ...............................       0.9%           2.9%           8.3%            4.5%         17.1%
Financial Position
    Working Capital ..............................  $ 42,687       $ 26,061       $ 18,409        $ 32,647       $10,983
    Additions to property, plant and equipment ...    17,730         11,039          7,951          12,297         5,248
    Total assets .................................   106,681         76,929         65,253          75,423        50,167
    Long-term debt ...............................       713          1,625          3,606           2,565         4,744
    Long-term capital lease obligations ..........        --             --              8             565           754
    Stockholders' equity .........................    81,014         55,822         43,386          57,533        27,674
Other Statistics
    New orders (net of cancellations) ............   126,500        121,100         81,300         103,200        84,900
    Backlog at year end ..........................  $ 36,900       $ 36,800       $ 32,500        $ 36,500       $30,200
========================================================================================================================

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for wireless voice and data communications. Historically, we have focused on two operating divisions: Alpha Microwave and Trans-Tech. During fiscal 1998, we reorganized the Alpha Microwave division into two groups, Wireless Semiconductor Products and Application Specific Products, in order to address the distinct dynamics of different markets. Trans-Tech has been designated the Ceramic Products Group. Our operations are currently organized into three reportable segments:

The Wireless Semiconductor Products Group supplies GaAs integrated circuits and discrete semiconductors in high volume for wireless telephone handsets and wireless data applications. This group represented 52.1% of our total sales in fiscal 1999.

The Application Specific Products Group supplies radio frequency, microwave frequency and millimeter wave frequency GaAs integrated circuits, and discrete semiconductors and components for customized products in the satellite communications, broadband data and defense markets. This group represented 27.7% of our total sales in fiscal 1999.

The Ceramics Products Group uses electrical ceramic and ferrite technologies to supply resonators and filters, primarily for wireless base station equipment. This group represented 20.2% of our total sales in fiscal 1999.

We derived approximately 83% of our sales in fiscal 1999 from standard and custom designed products sold to the commercial market. The remaining sales are derived from sales to defense customers. Over the past several years, we have continued to reduce our reliance on defense business to increase our emphasis on the commercial wireless market. Sales are recognized when a product is shipped and services are performed.

Our customers include leading OEMs in the wireless communications industry and their principal suppliers. During fiscal 1999, sales to our 15 largest customers accounted for 64.3% of our total sales. During that period, sales to Motorola accounted for 28.1% of total sales.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS

The following table shows our statement of operations data expressed as a percentage of sales for the periods indicated:

                                                     YEARS ENDED
                                            -------------------------------
                                            MARCH 28,  MARCH 29,  MARCH 30,
                                              1999       1998       1997
                                            ---------  ---------  ---------

Sales....................................    100.0%     100.0%     100.0%
Cost of sales............................     56.3       62.3       80.4
                                             -----      -----      -----
Gross margin.............................     43.7       37.7       19.6
Research and development expenses........     10.2        8.6       11.2
Selling and administrative expenses......     18.0       19.1       24.0
Repositioning expenses...................       --         --        2.4
                                             -----      -----      -----
Operating income (loss)..................     15.5       10.0      (18.0)
Other income (expense), net..............      0.5       (0.2)      (0.3)
                                             -----      -----      -----
Income (loss) before income taxes........     16.0        9.8      (18.3)
Provision (benefit) for income taxes.....     (1.0)       1.0         --
                                             -----      -----      -----
Net income (loss)........................     17.0%       8.8%     (18.3)%
                                             =====      =====      =====

FISCAL YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

Sales. Sales increased 8.1% to $126.3 million in fiscal 1999 from $116.9 million in fiscal 1998. The increase was primarily attributable to increased demand for wireless products and our penetration into additional handset platforms. Deliveries to Motorola represented 28.1% of our total sales in fiscal 1999 compared to 24.7% in fiscal 1998. We continued to increase our focus on the commercial wireless markets, which lowered our defense sales to 17.2% in fiscal 1999 from 17.6% in fiscal 1998. We continue to participate in defense programs that require minimal investment.

Sales increased 37.1% to $116.9 million in fiscal 1998 from $85.3 million in fiscal 1997. The increase in sales was largely due to greater volume resulting from increased penetration into several handset platforms. Deliveries to Motorola represented 24.7% of our total sales in fiscal 1998 compared to 10.6% in fiscal 1997. Defense sales represented 17.6% of total sales in fiscal 1998 compared to 20.8% in fiscal 1997.

Gross Profit. Gross profit increased 25.2% to $55.2 million in fiscal 1999 from $44.1 million in fiscal 1998. Gross margin increased to 43.7% in fiscal 1999 from 37.7% in fiscal 1998. These increases were primarily a result of improved operating efficiencies in all three business segments, particularly in Wireless Semiconductors, which continued to leverage capacity, improve yields and reduce material costs.

Gross profit increased 163.4% to $44.1 million in fiscal 1998 from $16.7 million in fiscal 1997. Gross margin increased to 37.7% in fiscal 1998 from 19.6% in fiscal 1997. The following non-recurring costs were included in fiscal 1997 gross profit: (1) excess manufacturing capacity in the Ceramics group that was reduced in the fourth quarter with the divestiture of the group's French subsidiary and consolidation in this Group; (2) carrying costs for divested operations (incurred prior to divestiture); and (3) a $2.6 million inventory write-down in Ceramics resulting from shifts in demand away from certain ceramic products. In addition, we continued expanding capacity for Wireless Semiconductors during fiscal 1997 despite lower sales volumes for the first half of the year. The gross margin improvement in fiscal 1998 was attributable to increased sales volume and the leveraging of capacity of our Wireless Semiconductor operation, as well as reduced manufacturing costs and improved operating efficiencies in our Ceramics Group.

Research and Development Expenses. Research and development expenses increased 28.4% to $12.9 million or 10.2% of sales in fiscal 1999 from $10.0 million or 8.6% of sales in fiscal 1998. The increase in research and development expenses was primarily attributable to the development of processes and products in the Wireless Semiconductor Products Group. Over 75% of our total research and development expenses

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



in fiscal 1999 and 1998 were focused on the Wireless Semiconductor Products Group's efforts in developing GaAs integrated circuits and other high volume wireless products.

Research and development expenses increased 5.1% to $10.0 million or 8.6% of sales in fiscal 1998 from $9.5 million or 11.2% of sales in fiscal 1997. The increase in research and development expenses was the result of increased investments in the Wireless Semiconductor operation offset by decreases in investment in our Ceramics Group during the rebuilding of its business.

Selling and Administrative Expenses. Selling and administrative expenses increased 1.8% to $22.8 million or 18.0% of sales in fiscal 1999 from $22.4 million or 19.1% of sales in fiscal 1998. The increase in selling and administrative expenses was attributable to increased sales commissions resulting from higher sales volumes, while the decrease in selling and administrative expenses as a percentage of sales was attributable to our continued efforts to control administrative costs.

Selling and administrative expenses increased 9.4% to $22.4 million or 19.1% of sales in fiscal 1998 from $20.4 million or 24.0% of sales in fiscal 1997. Selling and administrative expenses in fiscal 1997 included non-recurring costs of approximately $1.5 million for recruiting and consolidation costs for our Ceramics Products Group and for severance costs. The increased selling and administrative expenses reflect the continued investment in sales, marketing and administrative activities. Significant components of the increase included the addition of dedicated account managers for key wireless OEMs, improvements to our information systems, training costs and recruiting costs for key positions.

Other Income (Expense), Net. Interest expense in fiscal 1999 decreased $204,000 compared to fiscal 1998 due to a decline in outstanding borrowings. Interest income in fiscal 1999 increased $597,000 as a result of higher levels of cash, cash equivalents and short-term investments. Other expenses decreased $110,000 in fiscal 1999 compared to fiscal 1998 due to losses resulting from the disposal of equipment in fiscal 1998.

Interest expense in fiscal 1998 decreased $83,000 compared to fiscal 1997 as a result of a lower level of outstanding borrowings. Other expenses increased $59,000 in fiscal 1998 compared to fiscal 1997 due to losses resulting from the disposal of equipment in fiscal 1998.

Provision (Benefit) for Income Taxes. The benefit for income taxes in fiscal 1999 was $1.3 million compared to a provision for income taxes of $1.1 million in fiscal 1998. The fiscal 1999 benefit reflects a 10% tax rate offset by a $3.3 million tax benefit recorded in the fourth quarter of fiscal 1999. The tax benefit of $3.3 million resulted from a reduction in the valuation allowance against deferred tax assets because of the expected use of net operating loss carryforwards in future periods. We will begin reporting income at a fully taxed rate, assumed to be 36%, during the first quarter of fiscal 2000, which ends in June 1999.

The provision for income taxes in fiscal 1998 was $1.1 million. Our effective tax rate for fiscal 1998 was 10% due to the utilization of net operating loss carryforwards. We did not record a tax provision for fiscal 1997. No federal taxes were due, and state and foreign taxes were offset by a state loss carryback.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for fiscal 1999 and 1998. See Note 10 to the consolidated financial statements. It is not practicable to present information for fiscal 1997 because such information for that year is not available.

                                                          YEARS ENDED
                                                --------------------------------
                                                MARCH 28, 1999    MARCH 29, 1998
                                                --------------    --------------

SALES
Wireless Semiconductor Products...............  $       65,822    $       52,612
Application Specific Products.................          34,977            37,118
Ceramic Products..............................          25,540            27,151
                                                --------------    --------------
                                                $      126,339    $      116,881
                                                ==============    ==============

OPERATING INCOME
Wireless Semiconductor Products...............  $        7,435    $        2,799
Application Specific Products.................          10,241             7,210
Ceramic Products..............................           1,879             1,679
                                                --------------    --------------
                                                $       19,555    $       11,688
                                                ==============    ==============

Wireless Semiconductor Products. Sales for the Wireless Semiconductor Products Group increased 25.1% to $65.8 million in fiscal 1999 from $52.6 million in fiscal 1998. The increase was primarily attributable to increased demand for wireless products and our penetration into additional handset platforms.

Operating income for the Wireless Semiconductor Group increased 165.6% to $7.4 million in fiscal 1999 from $2.8 million in fiscal 1998. The increase in operating income was primarily attributable to improved operating efficiencies. This Group continued to leverage capacity, improve yields and reduce material costs. In addition, this Group focused on the development of processes and products for the wireless market, while continuing efforts to control administrative costs.

Application Specific Products. Sales for the Application Specific Products Group decreased 5.8% to $35.0 million in fiscal 1999 from $37.1 million in fiscal 1998. The decrease was primarily attributable to our increasing focus on the commercial market and a continuing shift away from the defense market.

Operating income for the Application Specific Products Group increased 42.0% to $10.2 million in fiscal 1999 from $7.2 million in fiscal 1998. The increase in operating income was primarily attributable to improved operating efficiencies, including improved yields and reduced material costs. In addition, the Group's selling and administrative activities were significantly reduced as the Group focused on controlling costs.

Ceramic Products. Sales for the Ceramics Group decreased 5.9% to $25.5 million in fiscal 1999 from $27.2 million in fiscal 1998. The decrease was primarily attributable to a decreased level of sales for the first half of fiscal 1999 mainly due to lower than expected demand for wireless infrastructure and price competition from Japanese competitors whose currency declined in value against the U.S. dollar.

Operating income for the Ceramics Group increased 11.9% to $1.9 million in fiscal 1999 from $1.7 million in fiscal 1998. The increase in operating income was primarily attributable to the reduction of material costs and improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 1999, we had working capital of $42.7 million, including $23.8 million in cash, cash equivalents and short-term investments. In fiscal 1999, operations generated $25.6 million of cash primarily attributable to net income of $21.5 million. Uses of cash included $17.7 million for capital expenditures, $8.2 million for net purchases of short-term investments and $1.9 million for the repayment of long-term debt. We continued our investment in capital expenditures particularly for the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility.

During fiscal 1999, we incurred capital expenditures of $17.7 million of which $14.3 million was related to the Wireless Semiconductor Products Group. The expenditures for this group related primarily to the expansion of the GaAs fabrication facility which is estimated to cost $18 million in total and is scheduled to be completed during the summer of 1999. This expansion is expected to significantly increase capacity.

We maintain a $7.5 million working capital line of credit and a $7.5 million equipment line of credit which expire on September 30, 1999. We expect to renew these agreements. There are no outstanding borrowings under these agreements.

In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. The net proceeds may be used for the purchase of equipment, the expansion of facilities and the acquisition of businesses, technologies or products that complement our business. From time to time we discuss strategic acquisitions with third parties. We are not currently in discussions regarding acquisitions and have no agreements or commitments to complete an acquisition.

We believe that anticipated cash from operations, available funds and borrowings under our bank lines of credit, together with the net proceeds from our recent stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements at least through fiscal 2000.

YEAR 2000 READINESS

The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date sensitive information relative to the Year 2000 and beyond. To address this issue, we have initiated a company-wide Year 2000 project under the direction of senior management. We have evaluated our products and have determined that our products are not date sensitive. We do not expect Year 2000 exposure for products sold.

We have completed a comprehensive inventory of our internal information systems. Over the last several years, we have invested in new computer hardware and software to improve our business operations. All such systems were required to be Year 2000 compliant as a condition of purchase. We have completed testing of our critical information systems. As a result of this testing, we do not believe that any critical systems will cause a significant interruption of our business. Certain systems require minor upgrades. These upgrades are expected to be completed by September 1999 and the costs are not expected to be material.

We have also completed a comprehensive inventory of our equipment and facilities. We have substantially completed testing of critical items to ensure that they are compliant. As a result of our testing to date, we do not believe that any critical items will result in a significant disruption to our business. Minor upgrades are planned for certain items. These upgrades are expected to be completed by September 1999 and the costs are not expected to be material.

We have completed formal communication with significant suppliers, customers, financial institutions and other third parties with which we have a material relationship in order to determine whether those entities

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



have adequate plans in place to ensure their Year 2000 preparedness. As a result of our communications, we have not identified any issues with respect to these third parties.

At this time, we have not developed a "worst case" scenario or an overall contingency plan and do not intend to do so unless, as a result of ongoing testing and evaluation, we believe these plans are warranted. Based upon our assessment to date and our expectations that our Year 2000 project will be substantially complete by September 1999, we believe adequate time will be available to ensure alternatives can be developed, assessed and implemented, if necessary, prior to a Year 2000 issue having a negative impact on our operations. However, we cannot assure that such modifications and conversions, if required, will be completed on a timely basis.

We have not prepared estimates of costs to remediate Year 2000 problems. However, based on currently available information, including the results of our assessment to date, we do not believe that the costs associated with Year 2000 compliance will have a material adverse effect on our business, results of operations or financial condition.

Although we believe our planning efforts are adequate to address our Year 2000 compliance concerns, we cannot guarantee that we will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or that third parties upon which we rely will not experience similar negative consequences.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended March 28, 1999.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Instruments" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 will be effective for our fiscal year 2002. We are currently evaluating the effects of SFAS No. 133. We do not expect this new statement to have a material effect on our consolidated financial position, results of operations or cash flow.

FORWARDING-LOOKING STATEMENTS

This report and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We generally identify forward-looking statements with the words "plans," "expects," "anticipates," "estimates," "will," "should" and similar expressions.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. A significant portion of our sales in each fiscal period has been concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers decreases its orders, our business would be materially and adversely affected. In recent periods, sales to our major customers as a percentage of total sales have increased. In fiscal 1999, sales to our five largest customers accounted for 50.2% of our sales, with Motorola accounting for 28.1% of sales. Our future operating results depend on the success of these customers and our success in selling products to them.

OUR SALES VOLUME IS AFFECTED BY OUR OEM CUSTOMERS' SALES VOLUME. A substantial portion of our sales is derived from sales of products to OEMs. These OEMs demand highly reliable products and often require up to several months to evaluate and test our integrated circuits and devices before deciding to design them into their products. If our products are designed into an OEM's product, our sales volume will depend upon the commercial success of the OEM's product.

SALES TO OUR OEM CUSTOMERS FLUCTUATE WITH THEIR PRODUCT CYCLES. Because the markets our OEM customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly in some fiscal quarters. OEMs generally are in various stages of designing replacement products for their mature products. During the final production of a mature product, OEMs typically consume their existing inventory of our products. Consequently, orders for our products can be reduced. Even if our products are designed into both the mature product and the replacement product, our sales may suffer. Typically, production of the mature product will cease as the replacement product is introduced. A delay in the transition to commercial production of the replacement product would delay our ability to recover the lost sales from the discontinuation of the mature product. The decrease in our sales in the first two fiscal quarters of fiscal 1999 compared with the fourth quarter of fiscal 1998 was primarily attributable to this dynamic as our largest customer was introducing a new series of handsets. We may continue to experience these fluctuations in our operating results in the future.

DIFFICULTIES IN PRODUCTION WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Our products are very complex, have sophisticated designs and are manufactured using highly complex process technologies. In most cases, our products are customized for our customers who insist that our products meet their exact specifications for quality, performance and reliability. If we are unable to manufacture to our customers' specifications, our operating results will suffer.

IF ONE OF OUR LIMITED NUMBER OF ASSEMBLY SUBCONTRACTORS FAILS TO PERFORM AS EXPECTED, OUR OPERATING RESULTS WOULD SUFFER. We use assembly subcontractors located outside the United States to wirebond and package large volume orders of integrated circuits. We attempt to maintain more than one qualified service supplier for each assembly process. From time to time we have been unable to achieve this goal because of minimum volume requirements imposed by suppliers, lack of capacity, service quality issues or other factors. We have experienced problems procuring assembly services, and we cannot guarantee that we will avoid similar problems in the future. For example, an assembly subcontractor in Asia recently ceased production of our products despite their assurances that they would continue production without interruption. Our inability to obtain sufficient high quality and timely assembly service, or the loss of any of our current assembly vendors, would result in delays or reductions in product shipment and reduced product yields. Any of these events would materially and adversely affect our operating results.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



OUR OPERATING RESULTS ARE DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS. Our future success will depend on our ability to develop new products in a timely and cost-effective manner. The development of our new products is highly complex. We have historically experienced delays in completing the development and introduction of new products. The successful development and introduction of new products depends on a number of factors, including:

       -   our timely completion of product designs and development;
       -   our ability to develop manufacturing processes for new products; and
       -   commercial acceptance of our new products and enhancements.

OUR FAILURE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE WIRELESS COMMUNICATIONS INDUSTRY WOULD IMPAIR OUR GROWTH. The wireless communications markets are characterized by frequent introductions of new products and services. New products and services respond to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced, and will continue to experience, product design obsolescence. We must continue to improve our product designs and develop new products with new technologies to meet our customers' demands.

We believe that the next generation of consumer wireless data applications will offer such features as Internet access, e-mail and home automation. If we fail to develop products for this potential market, our operating results could be materially and adversely affected.

WE OPERATE IN VERY COMPETITIVE INDUSTRIES AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY. Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling integrated circuits, discrete semiconductors and ceramic products, as well as suppliers of other discrete products. Our competitors could develop new process technologies that may be superior to ours. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. If one of our large customers decided to design and manufacture integrated circuits internally, it could have an adverse effect on our operating results. For example, we compete with our largest customer in the production of power amplifiers.

Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors have greater financial, technical, manufacturing and marketing resources than we do. We cannot guarantee that we will be able to compete successfully with our competitors.

We expect competition to increase. This could mean lower prices for our products or reduced demand for our products. Any of these developments would have an adverse effect on our operating results.

AVERAGE SELLING PRICES FOR OUR PRODUCTS TYPICALLY DECLINE OVER TIME. Average selling prices for our products decline over time. Many of our manufacturing costs are fixed. For a given level of sales, when our manufacturing costs decline, our gross margins improve, and when our manufacturing costs increase, our gross margins decline. Our operating results suffer when gross margins decline. We may experience these problems in the future and we cannot predict when they may occur or their severity.

OUR OPERATING RESULTS WOULD SUFFER IF ONE OF OUR KEY SUPPLIERS FAILS TO DELIVER MATERIALS FOR THE FABRICATION OF OUR PRODUCTS. We currently procure certain materials and services for our products from one or a limited number of suppliers. For example, we procure GaAs substrates, a critical raw material, from only two suppliers. In addition, we obtain some GaAs wafers from a single external foundry. Further, we procure silicon substrates for semiconductors and certain chemical powders for ceramic manufacturing from single sources. We purchase these materials and services on a purchase order basis. We do not carry significant inventories or have any long-term supply contracts with our vendors. Our inability to obtain these materials or services in required quantities or in acceptable quality would result in significant delays or reductions in product shipments. This would materially and adversely affect our operating results.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our sales, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future primarily as a result of the following:

       -   timing and receipt of our customers' orders; and

       - the potential for delay or deferral of customer implementation of our technology into their products.

OUR GROWTH IS DEPENDENT ON THE GROWTH OF WIRELESS COMMUNICATIONS MARKETS. We depend on the development and growth of markets for wireless communications products and services, including cellular and personal communications services, or PCS, telephones and other wireless applications. We cannot be sure as to the rate at which these markets will develop, if at all. Any slowdown in the rate of growth of the wireless communications market would have a material adverse affect on our operating results.


OUR BUSINESS COULD BE ADVERSELY AFFECTED BY OUR FAILURE TO DEVELOP GaAs HBT TECHNOLOGY. We are developing GaAs HBT process technology primarily to manufacture power amplifiers and certain other components. We are pursuing this development effort with a third party designer and a third party foundry. We believe GaAs HBT components will be successfully designed into wireless telephone and wireless data handsets. Although we believe that we will be successful in developing and introducing a line of GaAs HBT products, we cannot guarantee that our efforts will result in commercially successful GaAs HBT products in the anticipated time or on budget, if at all. Certain of our competitors are already offering this capability and our customers may purchase their requirements for these products from our competitors. Our third party designer and our third party foundry may delay or fail to deliver to us GaAs HBT technology and products. Our business and prospects could be materially and adversely affected by our failure to develop this technology.

THE BENEFITS OF OUR GaAs PRODUCTS COMPARED TO SILICON ALTERNATIVES MAY NOT CONTINUE. The production of GaAs integrated circuits is more costly than the production of silicon circuits. As a result, we must offer GaAs products that provide superior performance to that of silicon for specific applications to be competitive with silicon products. If we do not continue to offer products that provide sufficiently superior performance to offset the cost differential, our operating results may be materially and adversely affected. We believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon circuits. The costs differ because of higher costs of raw materials for GaAs, lower production yields in GaAs technology and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify markets that require performance superior to that offered by silicon solutions.

OUR FIXED COSTS MAY REDUCE OPERATING RESULTS IF OUR SALES FALL BELOW EXPECTATIONS. Our expense levels are based, in part, on our expectations as to future sales. Many of our expenses, particularly those relating to our capital equipment and manufacturing overhead, are relatively fixed. We may be unable to reduce spending quickly enough to compensate for reductions in sales. Accordingly, shortfalls in sales may materially and adversely affect our operating results.

WE ARE NOT PROTECTED BY LONG TERM CONTRACTS WITH OUR CUSTOMERS. We generally do not enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract generally is terminable for the convenience of the customer. In the event of an early termination of a contract by one of our major customers, it is unlikely that we will be able to identify an alternative purchaser for that product.

OUR RELIANCE ON GOVERNMENT CONTRACTS FOR A SIGNIFICANT PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. Although we have reduced our dependence upon sales to the United States Government, we estimate that approximately 17.2% of our sales in fiscal 1999, 17.6% of our sales in fiscal 1998 and 20.8% of our sales in fiscal 1997 were derived from United States defense related sources. If we experience significant reductions or delays in procurements of our products by

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



the United States Government or terminations of government contracts or subcontracts, our operating results could be materially and adversely affected. Generally, the United States Government and its contractors and subcontractors may terminate their contracts with us for cause or for convenience. We have in the past experienced terminations of government contracts. We cannot guarantee that we will not experience terminations of government contracts in the future.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH. We are experiencing a period of significant growth that will continue to place a strain on our resources. We have grown from approximately 860 employees on December 27, 1998 to approximately 940 employees on March 28, 1999. To manage our growth effectively, we must continue to:

       -   improve operational systems;
       - maintain adequate physical plant, manufacturing facilities and equipment to meet customer demand;
       -   add experienced senior level managers; and
       - attract and retain qualified people with experience in engineering, design and manufacturing.

We will spend substantial amounts of money in connection with our growth and may have additional unexpected costs. Our manufacturing equipment may not be adequate to support rapid increases in orders for our products, and we may not be able to expand quickly enough to exploit potential market opportunities. If we cannot attract qualified people or manage growth effectively, our business, operating results and financial condition could be adversely affected.

THERE MAY BE UNANTICIPATED COSTS ASSOCIATED WITH INCREASING OUR CAPACITY. We anticipate that any future growth of our business will require increased manufacturing capacity. We expect to complete the current expansion of our GaAs production capabilities by the summer of 1999 at a total cost of approximately $18 million. We may be required to purchase significant additional equipment or further expand our facilities if the increased demand for our products that we experienced in fiscal 1999 continues. Expansion activities such as these are subject to a number of risks, including:

       - unavailability or late delivery of the advanced, and often customized, equipment used in the production of our products;
       -   delays in bringing new production equipment on-line;
       - work stoppages and delays in supplying products for our existing customers during expansion activities; and
       - unforeseen environmental or engineering problems relating to existing or new facilities.

These and other risks may affect the ultimate cost and timing of our present expansion or any future expansion of our capacity.

THE VOLATILITY OF OUR STOCK PRICE COULD AFFECT YOUR INVESTMENT IN OUR STOCK. The market price of our common stock has fluctuated widely. For example, between February 1, 1999 and March 2, 1999 the price of our common stock dropped from approximately $27.92 to $13.50 per share. Between March 2, 1999 and April 29, 1999, the price of our common stock rose from approximately $13.50 to $34.25 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may not be able to sustain or increase the value of your investment in our common stock. Factors affecting our stock price may include:

       -   variations in operating results from quarter to quarter;
       - changes in earnings estimates by analysts or our failure to meet analysts' expectations;
       -   market conditions in the industry; and
       -   general economic conditions.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



WE DEPEND ON A FEW KEY EMPLOYEES WHO HAVE EXPERIENCE WITH OUR COMPLEX PRODUCTS. Our success depends in part on retaining key technical and management personnel. In particular, the number of individuals with experience in the production of our complex products and related processes is very limited, and our future success depends in part on retaining those individuals who are already employees. We must also continue to attract and retain qualified personnel in a very competitive environment. We cannot guarantee that we will be able to continue to attract and retain these personnel.

OUR INTERNATIONAL SALES COULD DECLINE AS A RESULT OF CURRENCY EXCHANGE FLUCTUATIONS AND OTHER FACTORS. Our sales outside of the United States were approximately $53.7 million in fiscal 1999, $46.0 million in fiscal 1998 and $32.1 million in fiscal 1997. Because most of our foreign sales are denominated in United States dollars, our products, particularly our ceramics products, become less price competitive with products manufactured by competitors based in countries whose currencies decline in value against the dollar. International sales involve a number of additional risks, including:

       -   imposition of government controls;
       - potential insolvency of international distributors and representatives;
       -   fluctuation of economies outside the United States;
       -   political instability outside the United States;
       - generally longer receivables collection periods for foreign customers; and
       -   tariffs and other trade barriers.

In addition, due to the technological advantage provided by GaAs in many military applications, a portion of our sales outside of North America must be licensed by the Bureau of Export Administration of the United States Department of Commerce or the Office of Defense Trade Controls of the United States Department of State. Although we have not experienced any difficulty in obtaining these licenses, failure to obtain such licenses in the future could have a material adverse effect on our operating results.

OUR COMPLIANCE WITH ENVIRONMENTAL REGULATIONS MAY BE COSTLY. We are subject to a variety of federal, state and local requirements governing the protection of the environment. These requirements relate to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. We may incur significant expense in complying with these requirements, and these requirements may become more stringent in the future. In the past, compliance with environmental regulations and our response to environmental claims and litigation has been costly. Failure to comply with environmental regulations could subject us to substantial liability or force us to change our manufacturing operations. In addition, under some of these regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination.

WE MAY HAVE DIFFICULTY IN PROTECTING OUR INTELLECTUAL PROPERTY. Our ability to compete is affected by our ability to protect our intellectual property. A significant aspect of our intellectual property is our product and process technology. We rely primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of our technology and products more likely. We cannot assure you that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology.

OUR OPERATIONS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to seek licenses. We cannot guarantee that the terms of any licenses we may be required to seek will be reasonable.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



WE MAY HAVE DIFFICULTY IN MANAGING AND INTEGRATING ACQUISITIONS. From time to time, we explore opportunities to acquire businesses to expand our production capacity and our product offerings. Acquisitions involve numerous risks, including:

       - difficulties in integrating operations, products and corporate cultures;
       -   difficulties in completing the development of acquired technologies;
       -   the ability to manage different geographic units;
       -   entering markets or businesses in which we have limited experience;
           and
       -   the loss of key employees of the acquired businesses.

Moreover, any delay or failure to integrate an acquired company, technology or product line could result in the additional expenditure of money and in increased demands on our management's time. These expenditures and demands could have a material adverse effect on our business, financial condition and results of operations and on the price of our common stock. Acquisitions may involve expending significant funds and the issuance of additional securities, which may be dilutive to stockholders.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INVESTMENT PRICE RISK
The fair value of the Company's short-term investment portfolio at March 28, 1999, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

INTEREST RATE RISK
The carrying value of the Company's long-term debt, including current maturities, was $1.6 million at March 28, 1999. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the year-end carrying value.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO FINANCIAL STATEMENTS


                                                                            Page

================================================================================
Consolidated Balance Sheets - March 28, 1999 and March 29, 1998.............  24

Consolidated Statements of Operations - Years ended March 28, 1999,
March 29, 1998 and March 30, 1997...........................................  25

Consolidated Statements of Cash Flows - Years ended March 28, 1999,
March 29, 1998 and March 30, 1997...........................................  26

Consolidated Statements of Stockholders' Equity - Years ended March
28, 1999, March 29, 1998 and March 30, 1997.................................  27

Quarterly Financial Data (unaudited) - Fiscal 1999 and Fiscal 1998..........  28

Notes to Consolidated Financial Statements..................................  29

Independent Auditors' Report................................................  45

================================================================================

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                         MARCH 28,     MARCH 29,
                                                                           1999          1998
===============================================================================================
Assets (Note 3)
      Current assets
         Cash and cash equivalents ....................................  $ 14,029      $ 14,356
         Short-term investments .......................................     9,731         1,493
         Accounts receivable, trade, less allowance
             for doubtful accounts of  $741 and $634 ..................    22,972        18,500
         Inventories (Note 2) .........................................     8,773         7,941
         Prepayments and other current assets .........................       796           883
         Deferred tax assets ..........................................     6,522            --
                                                                         --------      --------
                  Total current assets ................................    62,823        43,173
                                                                         --------      --------
      Property, plant and equipment
         Land, building and improvements ..............................    26,925        23,437
         Machinery and equipment ......................................    77,776        70,051
                                                                         --------      --------
                                                                          104,701        93,488
         Less-accumulated depreciation and amortization ...............    62,204        60,824
                                                                         --------      --------
                                                                           42,497        32,664
                                                                         --------      --------
      Other assets ....................................................     1,361         1,092
                                                                         --------      --------
                  Total assets ........................................  $106,681      $ 76,929
                                                                         ========      ========

Liabilities And Stockholders' Equity
      Current liabilities
         Current maturities of long-term debt (Note 3) ................  $    912      $  1,876
         Current maturities of capital lease obligations ..............        --             8
         Accounts payable .............................................    10,700         5,725
         Accrued liabilities
             Payroll, commissions and related expenses ................     7,292         6,724
             Other ....................................................     1,232         2,779
                                                                         --------      --------
                  Total current liabilities ...........................    20,136        17,112
                                                                         --------      --------
      Long-term debt (Note 3) .........................................       713         1,625
      Other long-term liabilities .....................................     1,626         2,370
      Deferred tax liabilities ........................................     3,192            --
                                                                         --------      --------

      Commitments and contingencies (Note 8)
      Stockholders' equity (Notes 3 and 6)
         Common stock par value $0.25 per share; authorized
             30,000,000 shares; issued 16,051,311 and 15,817,751 ......     4,013         3,954
         Additional paid-in capital ...................................    58,872        55,440
         Retained earnings (accumulated deficit) ......................    18,276        (3,214)
                                                                         --------      --------
                                                                           81,161        56,180
         Less - Treasury shares 62,379 and 150,293 at cost ............       133           315
         Unearned compensation-restricted stock........................        14            43
                                                                         --------      --------
                  Total stockholders' equity ..........................    81,014        55,822
                                                                         --------      --------
                  Total liabilities and stockholders' equity...........  $106,681      $ 76,929
                                                                         ========      ========

===============================================================================================

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                  YEARS ENDED
                                                   MARCH 28,       MARCH 29,       MARCH 30,
                                                      1999            1998            1997
============================================================================================

Sales .......................................      $ 126,339       $ 116,881       $  85,253
                                                   ---------       ---------       ---------

Cost of sales ...............................         71,131          72,799          68,519
Research and development expenses ...........         12,886          10,035           9,545
Selling and administrative expenses .........         22,767          22,359          20,441
Repositioning expenses (Note 4) .............             --              --           2,074
                                                   ---------       ---------       ---------
            Total operating expenses ........        106,784         105,193         100,579
                                                   ---------       ---------       ---------
Operating income (loss) .....................         19,555          11,688         (15,326)
Other income (expense)
    Interest expense ........................           (267)           (471)           (554)
    Interest income .........................            993             396             415
    Other expense,  net .....................            (56)           (166)           (107)
                                                   ---------       ---------       ---------
            Total other income (expense) ....            670            (241)           (246)
                                                   ---------       ---------       ---------
Income (loss) before income taxes ...........         20,225          11,447         (15,572)
Provision (benefit) for income taxes (Note 5)         (1,265)          1,145              --
                                                   ---------       ---------       ---------
Net income (loss) ...........................      $  21,490       $  10,302       $ (15,572)
                                                   =========       =========       =========

Net income (loss) per share basic ...........      $    1.36       $    0.67       $   (1.05)
                                                   =========       =========       =========

Net income (loss) per share diluted .........      $    1.31       $    0.66       $   (1.05)
                                                   =========       =========       =========

Weighted average common shares basic ........         15,824          15,302          14,772
                                                   =========       =========       =========

Weighted average common shares diluted ......         16,351          15,711          14,772
                                                   =========       =========       =========

============================================================================================

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                   YEARS ENDED
                                                                                    MARCH 28,        MARCH 29,        MARCH 30,
                                                                                      1999             1998             1997
==============================================================================================================================
CASH PROVIDED BY (USED IN) OPERATIONS:
      Net income (loss) .........................................................   $ 21,490         $ 10,302         $(15,572)
      Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operations:

         Depreciation and amortization of property, plant, and equipment ........      7,851            6,742            5,886
         Deferred taxes .........................................................     (2,627)              --               --
         Amortization of unearned compensation - restricted stock ...............         90               31               35
         Unearned compensation ..................................................         --               --              (11)
         Loss on sales and retirements of property, plant, and equipment ........         12              132               --
         Noncash portion of repositioning charges ...............................         --               --              660
         (Increase) decrease in other assets ....................................       (285)             375             (262)
         (Decrease) increase in other liabilities and long-term benefits ........       (744)             884              630
         Issuance of treasury stock to 401(k) plan ..............................        960              833              831
         Change in assets and liabilities:
             Accounts receivable ................................................     (4,472)          (1,481)             771
             Inventories ........................................................       (832)           2,326              770
             Prepayments and other current assets ...............................         87              (26)             318
             Accounts payable ...................................................      4,975              105           (1,455)
             Accrued liabilities ................................................       (979)           2,631              818
             Repositioning reserve ..............................................         --           (1,106)           1,106
                                                                                    --------         --------         --------
         Net cash provided by (used in) operations ..............................     25,526           21,748           (5,475)
                                                                                    --------         --------         --------
CASH USED IN INVESTING:
      Additions to property, plant and equipment excluding capital leases .......    (17,730)         (11,039)          (7,951)
      Purchases of short-term investments .......................................    (17,943)          (2,335)          (4,030)
      Maturities of short-term investments ......................................      9,705            2,060            6,955
      Net proceeds from divestitures ............................................         --               --            1,191
      Proceeds from sale of property, plant and equipment .......................         34              109               --
                                                                                    --------         --------         --------
         Net cash used in investing .............................................    (25,934)         (11,205)          (3,835)
                                                                                    --------         --------         --------
CASH PROVIDED BY (USED IN)  FINANCING:
      Proceeds from notes payable ...............................................         --               --            4,952
      Payments on notes payable .................................................     (1,876)          (3,044)          (1,304)
      Payments on capital lease obligations .....................................         (8)            (230)            (437)
      Deferred charges related to long-term debt ................................         16                2               18
      Exercise of stock options and warrants ....................................      1,724            1,400              462
      Proceeds from sale of stock ...............................................        225              138              108
      Repurchase of treasury shares .............................................         --             (268)              --
                                                                                    --------         --------         --------
         Net cash provided by (used in) financing ...............................         81           (2,002)           3,799
                                                                                    --------         --------         --------
      Net (decrease) increase in cash and cash equivalents ......................       (327)           8,541           (5,511)
      Cash and cash equivalents, beginning of year ..............................     14,356            5,815           11,326
                                                                                    --------         --------         --------
      Cash and cash equivalents, end of year ....................................   $ 14,029         $ 14,356         $  5,815
                                                                                    ========         ========         ========

==============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                         RETAINED                      UNEARNED
                                                                          ADDITIONAL     EARNINGS                    COMPENSATION
                                                      COMMON STOCK         PAID-IN     (ACCUMULATED     TREASURY      RESTRICTED
                                                   SHARES    PAR VALUE     CAPITAL       DEFICIT)        STOCK          STOCK
===============================================================================================================================
Balance at March 31, 1996 ...................      14,908    $  3,727      $ 52,225      $  2,056       $   (321)      $   (154)
Net loss ....................................          --          --            --       (15,572)            --             --
Employee Stock Purchase Plan ................          23           5           103            --             --             --
Amortization of unearned compensation
  restricted stock ..........................          --          --            --            --             --             35
Issuance of 150,870 treasury shares
  to 401(k) plan ............................          --          --           702            --            129             --
Repurchase of 19,000 shares of
  restricted stock ..........................          --          --           (53)           --             (3)            45
Exercise of stock options ...................         259          65           397            --             --             --
                                                   ------     -------       -------      --------       --------       --------
Balance at March 30, 1997 ...................      15,190       3,797        53,374       (13,516)          (195)           (74)

Net income ..................................          --          --            --        10,302             --             --
Employee Stock Purchase Plan ................          30           7           131            --             --             --
Amortization of unearned compensation
  restricted stock ..........................          --          --            --            --             --             31
Issuance of 124,170 treasury shares
  to 401(k) plan ............................          --          --           685            --            148             --
Repurchase of 32,754 shares .................          --          --            --            --           (268)            --
Exercise of stock options ...................         523         131         1,081            --             --             --
Exercise of stock warrants ..................          75          19           169            --             --             --
                                                   ------     -------       -------       --------      --------       --------
Balance at March 29, 1998 ...................      15,818       3,954        55,440        (3,214)          (315)           (43)

Net income ..................................          --          --            --        21,490             --             --
Employee Stock Purchase Plan ................          25           7           218            --             --             --
Issuance of restricted stock ................           6           1            60            --             --            (61)
Amortization of unearned compensation
  restricted stock ..........................          --          --            --            --             --             90
Issuance of 87,914 treasury shares to
  401(k) plan ...............................          --          --           778            --            182             --
Exercise of stock options ...................         202          51         1,673            --             --             --
Tax benefit from the exercise of
  stock options .............................          --          --           703            --             --             --
                                                   ------     -------       -------      --------       --------       --------
Balance at March 28, 1999 ...................      16,051    $  4,013       $58,872      $ 18,276       $   (133)      $    (14)
                                                   ======    ========      ========      ========       ========       ========

===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



QUARTERLY FINANCIAL DATA
(unaudited)
(In thousands, except per share data)

                                                FIRST      SECOND       THIRD      FOURTH
                                               QUARTER     QUARTER     QUARTER     QUARTER      YEAR
=======================================================================================================

Fiscal 1999
  Sales..................................    $   29,955  $   29,626  $   32,489  $   34,269  $  126,339
  Gross profit...........................        12,823      12,863      14,338      15,184      55,208
  Net income ............................         3,974       4,216       4,772       8,528      21,490
  Per share data
      Net income basic...................           .25         .27         .30         .54        1.36
      Net income diluted.................           .25         .26         .29         .51        1.31
  Market price range:
     High................................        12.583      11.500      22.958      27.917      27.917
     Low.................................         7.833       6.167       5.750       13.50       5.750

Fiscal 1998
  Sales..................................    $   25,705  $   28,571  $   30,751  $   31,854  $  116,881
  Gross profit...........................         8,897      10,629      11,823      12,733      44,082
  Net income ............................         1,110       2,344       3,156       3,692      10,302
  Per share data(1)
      Net income basic...................           .07         .15         .20         .24         .67
      Net income diluted.................           .07         .15         .20         .23         .66
  Market price range:
     High................................         5.875      10.917      13.750      13.333      13.750
     Low.................................         3.667       5.500       8.583       9.333       3.667

=======================================================================================================

The Company's common stock is traded on the NASDAQ Stock Market under the symbol AHAA. Prior to June 2, 1998, the Company's stock was traded on the American Stock Exchange under the symbol AHA. The number of stockholders of record as of May 28, 1999 was approximately 1,000.

(1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
      The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Sunday closest to March 31. There were 52 weeks in fiscal 1999, 1998 and 1997.

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

Foreign Currency Translation:
      The accounts of foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Foreign operations are remeasured as if the functional currency were the U.S. dollar. Monetary assets and liabilities are translated at the year end rates of exchange. Revenues and expenses (except cost of sales and depreciation) are translated at the average rate for the period. Non-monetary assets, equity, cost of sales and depreciation are remeasured at historical rates. Remeasurement gains and losses are reflected currently in operations and are not material.

Research and Development Expenditures:
      Research and development expenditures are charged to income as incurred.

Cash, Cash Equivalents and Short-term Investments:
      Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

      The Company's short-term investments are classified as held-to-maturity. These investments consist primarily of commercial paper and securities issued by various federal agencies with original maturities of more than 90 days. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.

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

      During fiscal 1999, the Company removed $6.5 million of fully depreciated fixed assets from the related property, plant and equipment and accumulated depreciation accounts.

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

Net Income Per Common Share:
      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and warrants, if their effect is dilutive, using the treasury stock method.

      A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the following years:

                                                                       YEARS ENDED
                                                             -------------------------------
                                                             MARCH 28,  MARCH 29,  MARCH 30,
                                                               1999       1998       1997
                                                              ------     ------     ------
                                                                     (in thousands)
        Weighted average shares (basic)....................   15,824     15,302     14,772
        Effect of dilutive stock options...................      527        409         --
                                                              ------     ------     ------
        Weighted average shares (diluted)..................   16,351     15,711     14,772
                                                              ======     ======     ======

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:
     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during fiscal 1997. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Stock Option Plans:
     Prior to fiscal 1997, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Comprehensive Income (Loss):
     During fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is a financial statement presentation standard which requires the Company to disclose non-owner changes included in equity but not included in net income or loss. There were no differences between net income (loss) and comprehensive income
     (loss) for fiscal 1999, 1998 and 1997.

Recent Accounting Pronouncements:
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Instruments" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 will be effective for the Company's fiscal year 2002. The Company is currently evaluating the effects of SFAS No. 133. The Company does not expect this new statement to have a material effect on its consolidated financial position, results of operations or cash flow.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2     INVENTORIES

                                                           MARCH 28,   MARCH 29,
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)
Inventories consisted of the following:
Raw materials.............................................  $3,852      $3,916
Work-in-process...........................................   3,034       2,259
Finished goods............................................   1,887       1,766
                                                            ------      ------
                                                            $8,773      $7,941
                                                            ======      ======


NOTE 3     BORROWING ARRANGEMENTS AND COMMITMENTS

LINES OF CREDIT

The Company has a $7.5 million Working Capital Revolving Line of Credit Agreement which expires September 30, 1999. This line of credit is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. A commitment fee of 1/2% per year is due quarterly under the Agreement. There were no borrowings under this Credit Agreement at March 28, 1999 and March 29, 1998.

The Company also has a $7.5 million Equipment Line of Credit Agreement which expires on September 30, 1999. Prior to expiration, the Equipment Line of Credit Agreement may be converted, at the option of the Company, to a four-year term loan. This equipment line of credit is collateralized by equipment financed. A facility fee of $15,000 is payable on October 1, 1999 only if the Company does not borrow at least half of the loan amount prior to expiration. There were no borrowings under this Agreement at March 28, 1999 and March 29, 1998.

LONG-TERM DEBT


                                                           MARCH 28,   MARCH 29,
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)

Long-term debt consisted of the following:
Equipment Term Note (a).................................    $  689      $2,344
Industrial Revenue Bond (b).............................       334         444
CDBG Grant (c)..........................................       602         713
                                                            ------      ------
                                                             1,625       3,501
Less - current maturities...............................       912       1,876
                                                            ------      ------
                                                            $  713      $1,625
                                                            ======      ======


a. The equipment term note is at LIBOR (4.963% at March 28, 1999 and 5.672% at March 29, 1998) plus 1.5% and 2.5%, respectively. This note is collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Principal payments of approximately $138,000 plus interest are due monthly until August 1999.

b. An industrial revenue bond is held by the Farmers and Mechanics National Bank. The interest rate on this bond is prime (7.75% and 8.5% at March 28, 1999 and March 29, 1998) and quarterly principal payments of approximately $28,000 are due until March 2002. The bond is secured by various property, plant and equipment with a net book value of $2.1 million at March 28, 1999.

c. The Company obtained a ten year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3     BORROWING ARRANGEMENTS AND COMMITMENTS (CONTINUED)

Aggregate annual maturities of long-term debt are as follows:

FISCAL YEAR
-----------
                                                                  (in thousands)

2001...............................................................     $234
2002...............................................................      240
2003...............................................................      135
2004...............................................................      104
                                                                        ----
                                                                        $713
                                                                        ====


Cash payments for interest were $253,000, $492,000 and $470,000, in fiscal 1999, 1998 and 1997, respectively.

The bond, lines of credit and term loan agreements include various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends.

NOTE 4     REPOSITIONING CHARGE

During fiscal 1997, the Company successfully completed the resizing of Trans-Tech, Inc. (TTI), its Maryland subsidiary, which included the sale of Trans-Tech Europe, its French ceramic manufacturing operation, and the closing of the TTI California facility. The Company also completed the sale of the digital radio product line. The above actions resulted in a repositioning charge which was recorded in the fourth quarter of fiscal 1997. The charge included the following items:

                                                                 (in thousands)
Employee severance at TTI..........................................  $  493
Lease commitments on unoccupied facilities at TTI..................     512
Write-off of excess equipment at TTI...............................     263
Net loss on divestitures...........................................     806
                                                                     ------
      Total repositioning charge...................................  $2,074
                                                                     ======

The severance charges were related to a reduction in force of 47 employees, largely among support personnel, and were completed in the fourth quarter of fiscal 1997.

The cash payments relating to the repositioning charge totaled approximately $1.4 million. Cash payments totaling $1.1 million and $308,000 were made during fiscal 1998 and 1997, respectively.

During fiscal 1997, the Company also recorded in cost of sales a $2.6 million write-down of inventory resulting from shifts in demand away from ceramic products.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     INCOME TAXES

Income (loss) before income taxes consisted of:

                                                                YEARS ENDED
                                                   -----------------------------------
                                                   MARCH 28,    MARCH 29,     MARCH 30,
                                                     1999         1998          1997
                                                   --------     --------      --------
                                                             (in thousands)

Domestic.......................................    $19,443       $11,027      $(13,520)
Foreign........................................        782           420        (2,052)
                                                   -------       -------      --------
Total..........................................    $20,225       $11,447      $(15,572)
                                                   =======       =======      ========

The income tax provision (benefit) consisted of the following:

FISCAL 1999                                        CURRENT      DEFERRED        TOTAL
-----------                                        -------      --------        -----
                                                             (in thousands)

Federal........................................     $  447       $(2,530)     $(2,083)
State..........................................        670           (97)         573
Foreign........................................        245            --          245
                                                    ------       -------      --------
Total..........................................     $1,362       $(2,627)     $(1,265)
                                                    ======       =======      =======

FISCAL 1998                                        CURRENT      DEFERRED        TOTAL
-----------                                        -------      --------        -----
                                                             (in thousands)

Federal........................................     $  221       $    --      $   221
State..........................................        683            --          683
Foreign........................................        241            --          241
                                                    ------       -------      -------
Total..........................................     $1,145       $    --      $ 1,145
                                                    ======       =======      =======

FISCAL 1997                                        CURRENT      DEFERRED        TOTAL
-----------                                        -------      --------        -----
                                                             (in thousands)

Federal........................................     $   --       $    --      $    --
State..........................................       (119)           --         (119)
Foreign........................................        119            --          119
                                                    ------       -------      -------
Total..........................................     $   --       $    --      $    --
                                                    ======       =======      =======


                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     INCOME TAXES (CONTINUED)


Income tax expense (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rates of 35% to pretax income in 1999 and 34% in 1998 and 1997 as a result of the following:

                                                                     YEARS ENDED
                                                           ----------------------------------
                                                           MARCH 28,   MARCH 29,     MARCH 30,
                                                             1999        1998          1997
                                                           --------    --------      --------
                                                                    (in thousands)


Tax expense (benefit) at U.S. statutory rate............   $  7,079     $ 3,892      $(5,294)
Alternative minimum tax.................................         --         221           --
Foreign tax rate difference.............................        (29)         --           --
State income taxes, net of federal benefit..............        372         451           79
Change in valuation allowance...........................     (9,298)     (3,375)       5,189
Other, net..............................................        611         (44)          26
                                                           --------     -------      -------
Total...................................................   $ (1,265)    $ 1,145      $    --
                                                           ========     =======      =======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                        MARCH 28,   MARCH 29,
                                                                         1999         1998
                                                                        --------    --------
                                                                          (in thousands)

Deferred tax assets:
  Accounts receivable due to bad debts...............................   $   242      $   235
  Inventories due to reserves and inventory capitalization...........     1,377        1,238
  Accrued liabilities................................................       892        2,494
  Deferred compensation..............................................       670          140
  Other..............................................................        --           24
  Net operating loss carryforward....................................     3,687        8,723
  Charitable contribution carryforward...............................        --           30
  Minimum tax credit and state tax credit carryforwards..............     1,007        1,045
                                                                        -------      -------
    Total gross deferred tax assets..................................     7,875       13,929
    Less valuation allowance.........................................      (830)     (10,128)
                                                                        -------      -------
    Net deferred tax assets..........................................     7,045        3,801
                                                                        -------      -------
Deferred tax liabilities:
  Property, plant and equipment due to depreciation..................    (3,715)      (3,801)
                                                                        -------      -------
    Total gross deferred tax liability...............................    (3,715)      (3,801)
                                                                        -------      -------
    Net deferred tax assets..........................................   $ 3,330      $    --
                                                                        =======      =======


ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     INCOME TAXES (CONTINUED)

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows:

                                                           MARCH 28,    MARCH 29,
                                                              1999        1998
                                                           --------     --------
                                                              (in thousands)

Current deferred tax assets...............................  $6,522       $   --
Non-current deferred tax liabilities......................   3,192           --
                                                            ------       ------
    Net deferred tax assets...............................  $3,330       $   --
                                                            ======       ======


The valuation allowance for deferred tax assets as of March 28, 1999 and March 29, 1998 was $830,000 and $10.1 million, respectively. The net change in the total valuation allowance for the years ended March 28, 1999 and March 29, 1998 was a decrease of $9.3 million and $3.4 million, respectively. During fiscal 1999, we reduced the valuation allowance to reflect the deferred tax assets utilized in fiscal 1999 to reduce the current income taxes and to recognize additional net deferred tax asset. Management believes that the Company will generate sufficient future taxable income to realize substantially all of the deferred tax asset prior to expiration of any net operating loss carryforwards. As of March 28, 1999, the Company has available for income tax purposes approximately $10.5 million in federal net operating loss carryforwards which are available to offset future taxable income. These loss carryforwards, if not utilized, begin to expire in fiscal year 2004. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of these losses. The Company also has minimum tax credit carryforwards of approximately $546,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period. In addition, the Company has state tax credit carryforwards of $461,000 which are available to reduce state income taxes over an indefinite period.

Cash payments for income taxes were $915,000, $342,000 and $149,000 in fiscal 1999, 1998 and 1997, respectively.

The Company has not recognized a deferred tax liability of approximately $502,000 for the undistributed earnings of its 100 percent owned foreign subsidiaries that arose in 1999 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of March 28, 1999, the undistributed earnings of these subsidiaries were approximately $1.4 million.

NOTE 6     COMMON STOCK

COMMON STOCK SPLIT

On January 28, 1999, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on February 19, 1999 to shareholders of record as of February 8, 1999. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from additional paid-in capital to the common stock account. All share and per share data in these consolidated financial statements and related footnotes has been restated to reflect the stock split on a retroactive basis for all periods presented.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK (CONTINUED)

LONG-TERM INCENTIVE PLANS

The Company has long-term incentive plans adopted in 1986 and 1996 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

     Common Stock Options
     These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary at the discretion of the Compensation Committee but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant. A total of 4,200,000 shares are authorized for grant under the Company's long-term incentive plans. The number of common shares reserved for granting of future awards is 840,409, 113,325 and 492,750, at March 28, 1999, March 29, 1998 and March 30, 1997,
     respectively.

     Restricted Stock Awards
     For fiscal 1999, a total of 6,066 restricted shares of the Company's common stock were granted to certain employees. The market value of these shares was $61,000 and the vesting period was one year. This amount was recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period and such expense amounted to $90,000, $31,000, and $35,000 in fiscal 1999, 1998 and 1997, respectively. No restricted shares of the Company's common stock were issued during fiscal 1998 or 1997.

LONG-TERM COMPENSATION PLAN

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan
(SERP) for certain key executives. Benefits payable under this plan are based upon the participant's base pay at retirement reduced by proceeds from the exercise of certain stock options. Options vest over a five-year period. Benefits earned under the SERP are fully vested at age 55; however, the benefit is ratably reduced if the participant retires prior to age 65. Compensation expense related to the plan was $27,000, $127,000 and $106,000 in fiscal 1999, 1998 and 1997, respectively. Total benefits accrued under these plans were $335,000 at March 28, 1999 and $308,000 at March 29, 1998.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK (CONTINUED)

A summary of stock option and restricted stock award transactions follows:

                                                                     WEIGHTED AVERAGE
                                                                     EXERCISE PRICE OF
                                                           SHARES    SHARES UNDER PLAN
                                                           ------    -----------------

Balance outstanding at March 31, 1996 ...............    1,259,081        $2.92
                                                         ---------

    Granted .........................................      897,750         5.57
    Exercised .......................................     (259,125)        1.82
    Restricted ......................................      (34,746)          --
    Cancelled .......................................     (279,755)        5.74
                                                         ---------

Balance outstanding at March 30, 1997 ...............    1,583,205         4.14
                                                         ---------

    Granted .........................................      390,000         7.58
    Exercised .......................................     (518,991)        2.30
    Restricted ......................................      (17,499)          --
    Cancelled .......................................      (43,549)        6.11
                                                         ---------

Balance outstanding at March 29, 1998 ...............    1,393,166         5.65
                                                         ---------

    Granted .........................................      488,066         8.06
    Exercised .......................................     (179,455)        5.06
    Restricted ......................................      (16,004)          --
    Cancelled .......................................      (42,750)        6.52
                                                         ---------

Balance outstanding at March 28, 1999 ...............    1,643,023        $6.46
                                                         =========


The fair value of each option grant was estimated on the grant date using the Black Scholes Option Pricing Model with the following weighted average assumptions:

                                                         1999     1998     1997
                                                         ----     ----     ----

Expected volatility..................................     85%      71%      85%
Risk free interest rate..............................      5%       6%       7%
Dividend yield.......................................     --       --       --
Expected option life (years).........................    4.0      4.4     9.95


Options exercisable at the end of each fiscal year:

                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                      ------    ----------------
1999................................................  413,960        $4.80
1998................................................  344,033        $3.95
1997................................................  634,404        $2.17


                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK (CONTINUED)

Weighted average fair value of options granted during the year:

                                                               WEIGHTED-AVERAGE
                                                                EXERCISE PRICE
                                                               ----------------

1999..........................................................     $8.06
1998..........................................................     $7.58
1997..........................................................     $5.57


The following table summarizes information concerning currently outstanding and exercisable options as of March 28, 1999:

                                        WEIGHTED
                                        AVERAGE         WEIGHTED
                                       REMAINING        AVERAGE                        WEIGHTED
RANGE OF EXERCISE         NUMBER      CONTRACTUAL      OUTSTANDING      OPTIONS         AVERAGE
    PRICES             OUTSTANDING    LIFE (YEARS)    OPTION PRICE     EXERCISABLE   EXERCISE PRICE
-----------------      -----------    -----------     ------------     -----------   --------------

$ 1.58 - $ 5.00           482,523        6.63            $ 3.97          224,023         $ 3.11
$ 5.01 - $10.00         1,027,834        8.29            $ 7.13          177,637         $ 6.52
$10.01 - $15.00           113,100        8.94            $11.48           12,300         $10.68
$15.01 - $20.00             2,000        9.93            $17.38               --             --
$20.01 - $23.00             1,500        9.78            $23.00               --             --
Restricted                 16,066        6.86                --               --             --
                        ---------                                        -------
                        1,643,023                                        413,960
                        =========                                        =======


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income (loss) would have been as follows:

                                                                    YEARS ENDED
                                                        -----------------------------------
                                                        MARCH 28,    MARCH 29,     MARCH 30,
                                                          1999         1998          1997
                                                        --------      --------     --------
                                                                   (in thousands)

Net income (loss)...................... As reported      $21,490      $10, 302     $(15,572)
                                                         =======      ========     ========
                                        Pro forma        $20,433      $  9,650     $(15,921)
                                                         =======      ========     ========
Net income (loss) per share............ As reported      $  1.31      $   0.66     $  (1.05)
                                                         =======      ========     ========
                                        Pro forma        $  1.25      $   0.61     $  (1.08)
                                                         =======      ========     ========


The effect of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK (CONTINUED)

STOCK PURCHASE WARRANTS

In April 1994, the Company amended its line of credit agreement and issued 75,000 stock purchase warrants to Silicon Valley Bank. The warrants were exercisable at $2.50 per share and were scheduled to expire on April 1, 1999. During fiscal 1998, Silicon Valley Bank exercised the 75,000 stock purchase warrants.

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

The Company has two stock option plans for non-employee directors -- the 1994 Non-Qualified Stock Option Plan and the 1997 Non Qualified Stock Option Plan. Under the two plans, a total of 225,000 shares have been authorized for option grants. The two plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new Director receives a total of 22,500 options upon becoming a member of the Board; and continuing Directors receive 7,500 options after each Annual Meeting of Shareholders. Under both of these plans the option price is the fair market value at the time the option is granted. Options become exercisable 20% per year beginning one year from the date of grant. During fiscal 1999 and 1998, 30,000 and 112,500 shares were granted at prices of $13.17 and $10.33, respectively. No options were granted during fiscal 1997. At March 28, 1999 a total of 172,500 options have been granted under these two plans. During fiscal 1999, 22,500 options were exercised at a weighted average exercise price of $6.48. At March 28, 1999, 12,000 shares were exercisable.

STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plan provides for purchases by employees of up to an aggregate of 450,000 shares through December 31, 2001. Shares of 25,753, 29,640 and 22,614 were purchased under this plan in fiscal 1999, 1998 and 1997, respectively.

NOTE 7     EMPLOYMENT BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 1999, 1998 and 1997, the Company contributed 80,668, 92,621 and 166,434 shares, respectively, of the Company's common stock valued at $960,000, $833,000 and $835,000 to the 401(k) plan.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8   COMMITMENTS AND CONTINGENCIES

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $1.3 million, $1.8 million and $1.9 million in fiscal 1999, 1998 and 1997, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases are as follows:

FISCAL YEAR                                                       (IN THOUSANDS)

2000  ............................................................    $  698
2001  ............................................................       535
2002  ............................................................       377
2003  ............................................................       306
Thereafter........................................................        --
                                                                      ------
                                                                      $1,916
                                                                      ======

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

NOTE 9      RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, currently a beneficial owner of the Company's common stock purchased approximately $7.4 million, $8.9 million and $5.1 million of products during fiscal 1999, 1998 and 1997, respectively. In addition, a Director of the Company is also a former Director of Scientific Atlanta, Inc. During fiscal 1999, 1998 and 1997, Scientific Atlanta, Inc. purchased approximately $673,000, $471,000 and $1.0 million of product, respectively.

NOTE 10   SEGMENT INFORMATION

The Company is engaged in the design and manufacture of discrete semiconductors, integrated circuits and electrical ceramic components for a wide range of applications in the wireless communications industry.

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments' profit or loss.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10   SEGMENT INFORMATION (CONTINUED)

The Company is organized into three reportable segments as follows:

Wireless Semiconductor Products:
     The Wireless Semiconductor segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors to the global market for wireless telephone handsets, wireless data and other applications.

Application Specific Products:
     The Application Specific segment designs and manufactures a broad range of gallium arsenide and silicon devices and components to satellite, instrumentation, defense and other communications markets.

Ceramic Products:
     The Ceramics segment designs and manufactures technical ceramic and magnetic products for wireless telephony infrastructure and other wireless markets.

The table below presents selected financial data by business segment for fiscal 1999 and 1998. It is not practicable to present information for fiscal 1997 as the Company was not segmented in this manner at that time. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

                                                             YEARS ENDED
                                                       ------------------------
                                                       MARCH 28,       MARCH 29,
                                                         1999            1998
                                                       --------        --------
                                                            (in thousands)

SALES
Wireless Semiconductor Products.....................   $ 65,822        $ 52,612
Application Specific Products.......................     34,977          37,118
Ceramic Products....................................     25,540          27,151
                                                       --------        --------
                                                       $126,339        $116,881
                                                       ========        ========
OPERATING INCOME
Wireless Semiconductor Products.....................   $  7,435        $  2,799
Application Specific Products.......................     10,241           7,210
Ceramic Products....................................      1,879           1,679
                                                       --------        --------
                                                       $ 19,555        $ 11,688
                                                       ========        ========

                                                       MARCH 28,       MARCH 29,
                                                         1999            1998
                                                       --------        --------

NET LONG-LIVED ASSETS                                       (in thousands)
Wireless Semiconductor Products.....................   $ 27,646        $ 18,712
Application Specific Products.......................      3,657           3,357
Ceramic Products....................................     11,128          10,497
Corporate...........................................         66              98
                                                       --------        --------
                                                       $ 42,497        $ 32,664
                                                       ========         =======
TOTAL ASSETS
Wireless Semiconductor Products.....................   $ 41,508        $ 29,596
Application Specific Products.......................     10,751          11,327
Ceramic Products....................................     20,119          16,685
Corporate...........................................     34,303          19,321
                                                       --------        --------
                                                       $106,681        $ 76,929
                                                       ========        ========

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10   SEGMENT INFORMATION (CONTINUED)

Customer Concentration:
     During fiscal year 1999, 1998 and 1997, one customer accounted for 28%, 25% and 11% respectively of the Company's total sales. For fiscal 1999 sales to its two largest customers and their suppliers represented approximately 40% of the Company's total sales. In fiscal 1998 and 1997 sales to these OEMs and their suppliers represented approximately 37% and 21% of the Company's total sales, respectively. In fiscal 1999, sales to the Company's 15 largest customers accounted for 64% of total sales. In fiscal 1998 and 1997, sales to these customers accounted for 63% and 44% respectively.

Geographic Information:
     Sales include export sales primarily to Europe and to a lesser extent Asia of $53.7 million, $39.2 million and $26.7 million, in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, the Company operated a sales subsidiary in the United Kingdom. At the end of fiscal 1997, the Company sold its ceramic manufacturing operation in France. The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                                        YEARS ENDED
                                              ----------------------------------
                                              MARCH 28,    MARCH 29,    MARCH 30,
                                                1999         1998         1997
                                              --------     --------     --------
                                                        (in thousands)

Sales
  United States
     Customers ...........................    $118,460     $110,108     $ 76,004
     Intercompany ........................       6,497        5,665        6,472
  Europe
     Customers ...........................       7,879        6,773        9,249
   Eliminations ..........................      (6,497)      (5,665)      (6,472)
                                              --------     --------     --------
Net sales ................................    $126,339     $116,881     $ 85,253
                                              ========     ========     ========

Income (loss) before taxes
  United States ..........................    $ 19,443     $ 11,027     $(13,520)
  Europe .................................         782          420       (2,052)
                                              --------     --------     --------
Income (loss) before taxes ...............    $ 20,225     $ 11,447     $(15,572)
                                              ========     ========     ========

Assets
  United States ..........................    $101,212     $ 72,165     $ 61,547
  Europe .................................       5,469        4,764        3,706
                                              --------     --------     --------
Total assets .............................    $106,681     $ 76,929     $ 65,253
                                              ========     ========     ========


Substantially all of the Company's long-lived assets are located in the United States. Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11   SUBSEQUENT EVENTS (UNAUDITED)

On April 27, 1999, the Board of Directors approved a plan to reserve up to 675,000 shares of common stock for future grants of stock options to employees. Directors and officers are not eligible to participate in this plan.


In June 1999, we successfully completed a public offering which raised $109.4 million, net of expenses, on the sale of 3,314,350 shares of common stock.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
----------------------
KPMG LLP
Boston, Massachusetts
April 30, 1999

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 1999, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11   EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 1999, which section is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 1999, which section is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 1999, which section is incorporated herein by reference.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Index to Financial Statements

          The financial statements filed as part of this report are listed on the index appearing on page 23.

     2.   Index to Financial Statement Schedules

          The following financial statement schedule is filed as part of this report (page references are to this report):

          Schedule II    Valuation and Qualifying Accounts (page 50)

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

          (d) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*; and as amended by First Amendment dated September 30, 1998.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



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

          (m) Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*. (1)

          (n) Change in Control Agreement between the Registrant and James C. Nemiah dated September 25, 1998 (Filed as Exhibit 10(o) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*. (1)

          (o) Severance Agreement dated December 11, 1998 between the Registrant and Jean-Pierre Gillard (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998)*. (1)

          (p) Lease Agreement between MIE Properties, Inc. and Trans-Tech, Inc. (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996)*.

          (q) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors. (Filed as Exhibit 10 (r) to the Annual Report on Form 10-K for the fiscal year ended March 29,
               1998)*.(1)

          (r)  Alpha Industries, Inc. 1996 Long-Term Incentive Plan (Filed as
               Exhibit 99 to Registration Statement on Form S-8 filed January 22, 1999)*.(1)

     (11) Statement re computation of per share earnings. See Note 1 to the Consolidated Financial Statements.

     (21) Subsidiaries of the Registrant.

     (23) Consent of Independent Auditors.

     (27) Financial Data Schedules.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 28, 1999.


----------
* Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

(1)  Management Contracts.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES




                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALPHA INDUSTRIES, INC.
                                                  (REGISTRANT)


                                             BY: /s/ THOMAS C. LEONARD
                                                 ------------------------------
                                                 THOMAS C. LEONARD, PRESIDENT

Date: June 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 21, 1999.

   Signature and Title
   -------------------


/s/ GEORGE S. KARIOTIS
----------------------------------
George S. Kariotis
Chairman of the Board


/s/ THOMAS C. LEONARD
----------------------------------
Thomas C. Leonard
Chief Executive Officer
President and Director


/s/ PAUL E. VINCENT
----------------------------------
Paul E. Vincent
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer


/S/ TIMOTHY R. FUREY
----------------------------------
Timothy R. Furey
Director


/s/ JAMES W. HENDERSON
----------------------------------
James W. Henderson
Director


/s/ ARTHUR PAPPAS
----------------------------------
Arthur Pappas
Director


/s/ SIDNEY TOPOL
----------------------------------
Sidney Topol
Director

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                   CHARGED
                                                   BALANCE AT     TO COSTS                BALANCE AT
                                                   BEGINNING         AND                    END OF
DESCRIPTION                                         OF YEAR       EXPENSES   DEDUCTIONS      YEAR
-----------                                        ----------     --------   ---------    ----------

Year Ended March 28, 1999
 Allowance for doubtful accounts...................   $634          $295        $188        $741
 Allowance for estimated losses on contracts.......   $ 36          $ --        $ 36        $ --

Year Ended March 29, 1998
 Allowance for doubtful accounts...................   $521          $257        $144        $634
 Allowance for estimated losses on contracts.......   $  3          $ 33        $ --        $ 36

Year Ended March 30, 1997
 Allowance for doubtful accounts...................   $634          $206        $319        $521
 Allowance for estimated losses on contracts.......   $ 24          $ --        $ 21        $  3
