Form 10-Q
period 1999-06-27
ALPHA INDUSTRIES INC
filed 1999-08-11
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ______________________

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


              Yes   X                  No
                  -----                  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                             OUTSTANDING AT JULY 25, 1999
COMMON STOCK, PAR VALUE $.25 PER SHARE                  19,382,347

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                           PAGE
PART 1   FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheets - June 27, 1999 and March 28, 1999.... 3

         Consolidated Statements of Income - Quarters Ended June 27,
         1999 and June 28, 1998............................................ 4

         Consolidated Statements of Cash Flows - Three Months Ended
         June 27, 1999 and June 28, 1998................................... 5

         Notes to Consolidated Financial Statements........................ 6

     Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk... 13

PART 2   OTHER INFORMATION

     Item 1 - Legal Proceedings............................................ 13

     Item 6 - Exhibits and Reports on Form 8-K............................. 13

--------------------------------------------------------------------------------

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)


                                                                         JUNE 27,       MARCH 28,
                                                                           1999           1999
                                                                        (UNAUDITED)     (AUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
   Current assets
      Cash and cash equivalents ..................................       $ 73,381       $ 14,029
      Short-term investments (Note 2) ............................         56,238          9,731
      Accounts receivable ........................................         24,682         22,972
      Inventories (Note 3) .......................................          9,928          8,773
      Prepayments and other current assets .......................          1,889            796
      Deferred tax assets ........................................          3,839          6,522
                                                                         --------       --------
      Total current assets .......................................        169,957         62,823
                                                                         --------       --------
Property, plant and equipment, less accumulated depreciation and
      amortization of $64,426 and $62,204 ........................         46,209         42,497
Other assets .....................................................          1,432          1,361
                                                                         --------       --------
                                                                         $217,598       $106,681
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current maturities of long-term debt .......................       $    387       $    912
      Accounts payable ...........................................          9,523         10,700
      Accrued liabilities:
        Payroll, commissions and related expenses ................          6,105          7,292
        Other accrued liabilities ................................            755          1,232
                                                                         --------       --------
               Total current liabilities .........................         16,770         20,136
                                                                         --------       --------
Long-term debt ...................................................            462            713
                                                                         --------       --------
Other long-term liabilities ......................................          1,720          1,626
                                                                         --------       --------
Deferred tax liabilities .........................................          3,271          3,192
                                                                         --------       --------
Commitments and contingencies (Note 6)
Stockholders' equity
      Common stock par value $.25 per share: authorized
        30,000,000 shares; issued 19,403,464 and 16,051,311 shares          4,851          4,013
      Additional paid-in capital .................................        167,974         58,872
      Retained earnings ..........................................         22,665         18,276
      Less - Treasury shares 48,761 and 62,379 shares at cost ....            104            133
        Unearned compensation-restricted stock ...................             11             14
                                                                         --------       --------
        Total stockholders' equity ...............................        195,375         81,014
                                                                         --------       --------
                                                                         $217,598       $106,681
                                                                         ========       ========
-------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)


                                                THREE MONTHS ENDED
                                              JUNE 27,        JUNE 28,
                                               1999             1998

--------------------------------------------------------------------------
Net sales ...............................    $ 38,605        $ 29,955
  Cost of sales .........................      21,500          17,132
  Research and development expenses .....       4,386           3,022
  Selling and administrative expenses....       6,434           5,497
                                             --------        --------
Operating income ........................       6,285           4,304
Interest expense ........................         (57)            (89)
Interest income and other, net ..........         630             201
                                             --------        --------
Income before income taxes ..............       6,858           4,416
Provision for income taxes ..............       2,469             442
                                             --------        --------
Net income ..............................    $  4,389        $  3,974
                                             ========        ========
Net income per share basic ..............    $   0.26        $   0.25
                                             ========        ========
Net income per share diluted ............    $   0.25        $   0.25
                                             ========        ========
Weighted average common shares basic ....      16,932          15,708
                                             ========        ========
Weighted average common shares diluted ..      17,866          16,098
                                             ========        ========
--------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                   THREE MONTHS ENDED
                                                                                 JUNE 27,         JUNE 28,
                                                                                  1999             1998
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ............................................................       $   4,389        $  3,974
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization of property, plant and equipment ......           2,222           1,876
    Deferred taxes ......................................................           2,762              --
    Contribution of treasury shares to Savings and Retirement Plan ......             250             215
    Amortization of unearned compensation - restricted stock, net .......               3               8
    Increase (decrease) in other liabilities and long-term benefits .....              94             (22)
    Increase in other assets ............................................             (92)            (50)
    Change in assets and liabilities
     Accounts receivable ................................................          (1,710)          1,430
     Inventories ........................................................          (1,155)         (1,847)
     Other current assets ...............................................          (1,093)           (120)
     Accounts payable ...................................................          (1,177)          1,301
     Other accrued liabilities and expenses .............................          (1,664)           (458)
                                                                                ---------        --------
       Net cash provided by operations ..................................           2,829           6,307
                                                                                ---------        --------
Cash flows from investing activities:
  Purchases of short-term investments ...................................         (49,057)         (4,228)
  Maturities of short-term investments ..................................           2,550              --
  Additions to property, plant and equipment ............................          (5,934)         (3,117)
                                                                                ---------        --------
       Net cash (used in) investing activities ..........................         (52,441)         (7,345)
                                                                                ---------        --------
Cash flows from financing activities:
  Payments on long-term debt ............................................            (776)           (469)
  Deferred charges related to long-term debt ............................              21               4
  Payments on capital lease obligations .................................              --              (6)
  Proceeds from sale of stock ...........................................         109,485              --
  Exercise of stock options .............................................             234              76
                                                                                ---------        --------
       Net cash provided by (used in) financing activities ..............         108,964            (395)
                                                                                ---------        --------
Net increase (decrease) in cash and cash equivalents ....................          59,352          (1,433)
Cash and cash equivalents, beginning of period ..........................          14,029          14,356
                                                                                ---------        --------
Cash and cash equivalents, end of period ................................       $  73,381        $ 12,923
                                                                                =========        ========
----------------------------------------------------------------------------------------------------------


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


NOTE 3    INVENTORIES


                                                    JUNE 27,     MARCH 28,
   Inventories consist of the following:              1999         1999
--------------------------------------------------------------------------------
                                                        (in thousands)
     Raw materials ................................  $3,643       $3,852
     Work-in-process ..............................   4,307        3,034
     Finished goods ...............................   1,978        1,887
                                                     ------       ------
                                                     $9,928       $8,773
                                                     ======       ======


NOTE 4    SEGMENT INFORMATION

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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

NOTE 4 SEGMENT INFORMATION (continued)

The table below presents selected financial data by business segment for the periods indicated.


                                                     THREE MONTHS ENDED
                                                 ---------------------------
                                                 JUNE 27,           JUNE 28,
                                                   1999               1998
                                                 --------           --------
                                                       (in thousands)
SALES
Wireless Semiconductor Products ............      $23,998           $14,070
Application Specific Products ..............        6,585             9,891
Ceramic Products ...........................        8,022             5,994
                                                  -------           -------
                                                  $38,605           $29,955
                                                  =======           =======

OPERATING INCOME
Wireless Semiconductor Products ............      $ 3,697           $   814
Application Specific Products ..............        1,690             3,272
Ceramic Products ...........................          898               218
                                                  -------           -------
                                                  $ 6,285           $ 4,304
                                                  =======           =======


                                                 JUNE 27,         MARCH 28,
                                                  1999               1999
                                                 --------         ---------
                                                       (in thousands)
TOTAL ASSETS
Wireless Semiconductor Products ..........      $ 48,278           $ 41,508
Application Specific Products ............         9,189             10,751
Ceramic Products .........................        22,694             20,119
Corporate ................................       137,437             34,303
                                                --------           --------
                                                $217,598           $106,681
                                                ========           ========


SIGNIFICANT CUSTOMER


During the three months ended June 27, 1999 and June 28, 1998, one customer accounted for approximately 32% and 25%, respectively, of the Company's sales.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------



NOTE 5    EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three months ended June 27, 1999 and June 28, 1998 is as follows:


                                                      JUNE 27,         JUNE 28,
                                                       1999             1998
--------------------------------------------------------------------------------
                                                           (in thousands)
Weighted average shares (basic) ..............        16,932           15,708
Effect of dilutive stock options .............           934              390
                                                      ------           ------
Weighted average shares (diluted) ............        17,866           16,098
                                                      ======           ======


NOTE 6    COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

NOTE 7    COMMON STOCK OFFERING

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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------




                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated:

                                                            Three Months Ended
                                                          June 27,      June 28,
                                                            1999          1998
                                                          --------      --------
Sales ........................................             100.0%        100.0%
Cost of sales ................................              55.7          57.2
                                                           -----         -----
Gross margin .................................              44.3          42.8
Research and development expenses ............              11.4          10.1
Selling and administrative expenses ..........              16.6          18.3
                                                           -----         -----
Operating income .............................              16.3          14.4
Other income (expense), net ..................               1.5           0.3
                                                           -----         -----
Income before income taxes ...................              17.8          14.7
Provision for income taxes ...................               6.4           1.5
                                                           -----         -----
Net income ...................................              11.4%         13.2%
                                                           =====         =====


SALES. Sales increased 28.9% to $38.6 million for the first quarter of fiscal 2000 from $30.0 million for the first quarter of fiscal 1999. New orders increased 51.7% to $42.0 million for the first three months of fiscal 2000, compared with $27.7 million for the same period last year. The increase in sales and orders was primarily the result of increased demand for wireless products and our penetration into additional handset platforms. Deliveries to one customer represented approximately 32% of our total sales for the first three months of fiscal 2000 compared with 25% for the comparable period last year.

GROSS PROFIT. Gross profit increased 33.4% to $17.1 million or 44.3% of sales for the first three months of fiscal 2000 from $12.8 million or 42.8% of sales for the comparable period last year. This increase was primarily a result of improved operating efficiencies, particularly in Wireless Semiconductors Group, which continued to leverage capacity and improve yields.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 45.1% to $4.4 million or 11.4% of sales for the first quarter of fiscal 2000 from $3.0 million or 10.1% of sales compared with the same period last year. The increase in research and development expenses is primarily attributable to the development of processes and products in the Wireless Semiconductor Products Group. Over 75% of our total research and development expenses were focused on the Wireless Semiconductor Products Group's efforts in developing GaAs integrated circuits and other high volume wireless products.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $6.4 million or 16.6% of sales for the first three months of fiscal 2000 compared with $5.5 million or 18.3% of sales for the same period last year. The increase in selling and administrative expenses reflect increased sales commissions resulting from higher sales volumes, while the decrease in selling and administrative expenses as a percentage of sales was attributable to our continued efforts to control administrative costs.

OTHER INCOME (EXPENSE), NET. Interest expense for the first quarter of fiscal 2000 decreased $32 thousand over the comparable period last year due to a decline in outstanding borrowings. Interest income for the first quarter ended June 27, 1999 increased $429 thousand over the comparable period last year as a result of the higher levels of cash, cash equivalents and short-term investments.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------



PROVISION FOR INCOME TAXES. Our effective tax rates for the first three months of fiscal 2000 and 1999 were 36% and 10% respectively. Last year's rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the first quarter of fiscal 2000 and 1999.

                                                     Three Months Ended
                                                  June 27,      June 28,
                                                   1999          1998

SALES
Wireless Semiconductor Products ................  $23,998       $14,070
Application Specific Products ..................    6,585         9,891
Ceramic Products ...............................    8,022         5,994
                                                  -------       -------
                                                  $38,605       $29,955
                                                  =======       =======

OPERATING INCOME
Wireless Semiconductor Products ................  $ 3,697       $   814
Application Specific Products ..................    1,690         3,272
Ceramic Products ...............................      898           218
                                                  -------       -------
                                                  $ 6,285       $ 4,304
                                                  =======       =======


WIRELESS SEMICONDUCTOR PRODUCTS. Sales for the Wireless Semiconductor Products Group increased 70.6% to $24.0 million for the first quarter of fiscal 2000 from $14.1 million for the same quarter last year. The increase was primarily the result of increased demand for wireless products and our penetration into additional handset platforms.

Operating income for the Wireless Semiconductor Group increased 354.2% to $3.7 million for the first three months of fiscal 2000 from $814 thousand for the comparable quarter last year. The increase was primarily attributable to improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, this group continued its focus on the development of processes and products for the wireless market, while continuing to control administrative costs.

APPLICATION SPECIFIC PRODUCTS. Sales for the Application Specific Products Group for the first quarter of fiscal year 2000 decreased 33.4% to $6.6 million from $9.9 million for the comparable quarter last year. This decrease was due to a reduction of volume on some of our few remaining defense contracts and exiting from certain small product lines in the group.

Operating income for the quarter was $1.7 million, 48.3% below the $3.3 million reported for the same quarter last year. The group continued to realign its cost structure to current volumes, reporting a gross margin of over 50% and an operating margin of 25.7% for the first quarter of fiscal 2000.

CERAMIC PRODUCTS. Sales for the Ceramics Group increased 33.8% to $8.0 million from $6.0 million. The increase is due primarily to increased demand for wireless infrastructure products.

Operating income for the Ceramics Group increased 311.9% to $898 thousand from $218 thousand. The increase in operating income was primarily the result of improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------

FINANCIAL CONDITION

At June 27, 1999, working capital totaled $153.2 million and included $129.6 million in cash, cash equivalents and short-term investments, compared with $42.7 million of working capital at the end of fiscal 1999. In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Uses of cash included $5.9 million for capital expenditures as we continued our investment in the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility.

The $18 million expansion of our GaAs fabrication facility in Massachusetts, begun fifteen months ago, has allowed us to significantly increase our current capacity. The new clean room space is complete and in use, and additional manufacturing equipment is being installed and brought to full productivity as needed. Demand for our GaAs products continues to increase strongly, and we are now evaluating the next expansion phase in this fab, which will involve the addition of new equipment, without the need for additional clean room construction. We are also examining various options that would allow another significant expansion of our GaAs capacity, through acquisition or construction.

We believe that our current cash position, together with continued cash generated from operations and two lines of credit totaling $15 million, will provide us with adequate funds to support our current operating needs and allow us to undertake and complete these expansion projects.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 will be effective for our fiscal year 2002. We are currently evaluating SFAS No.133. We do not expect this new statement to have a material effect on our consolidated financial position, results of operations or cash flow.

A proposed interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees," would change the way the Company accounts for stock options issued to non-employee directors. The Company currently uses the intrinsic value method for such options. The interpretation, if adopted, will require that we recognize compensation cost, based on the fair value method, for stock options granted to non-employee directors after December 15, 1998. The portion of cost recognized would be on a prospective basis from the date of issuance of the interpretation over the remaining vesting period of the option grant. The Company is evaluating the potential effect of the interpretation but does not believe its adoption would have a material effect on our consolidated financial position, results of operations, or cash flow.

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

We have completed formal communication with significant suppliers, customers, financial institutions and other third parties with which we have a material relationship in order to determine whether those entities have adequate plans in place to ensure their Year 2000 preparedness. As a result of our communications, we have not identified any issues with respect to these third parties.

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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


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

OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that constitute the Company's current intentions, hopes, beliefs, expectations or predictions of the future which are, therefore, inherently subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in the Company's forward-looking statements based on various factors, including without limitation: cancellation or deferral of customer orders, dependence on a small number of large customers, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's performance is included in the Company's periodic reports filed with the SEC, including but not limited to the Company's Form 10-K for the year ended March 28, 1999, and subsequent Forms 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------



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

Investment Price Risk
The fair value of the Company's short-term investment portfolio at June 27, 1999, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

Interest Rate Risk
The carrying value of the Company's long-term debt, including current maturities, was approximately $849 thousand at June 27, 1999. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.


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

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------



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

               (d) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*; and as amended by First Amendment dated September 30, 1998. (Filed as Exhibit 4(d) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999)*.

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

               (d) Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (Filed as Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended March 29,
                    1992)*; amended March 28, 1991 (Filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1993)* and as further amended October 27, 1994 (Filed as
                    Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*. (1)

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

               (i) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*. (1)

                                         ---------------------------------------
                                         Alpha Industries, Inc. and Subsidiaries
                                         ---------------------------------------


               (j) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*.(1)

               (k) Alpha Industries, Inc. Savings and Retirement 401(k) Plan dated July 1, 1996 (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                    1997)*.

               (l) Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*. (1)

               (m)  Change in Control Agreement between the Registrant and James
                    C. Nemiah dated September 25, 1998 (Filed as Exhibit 10(o) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*. (1)

               (n) Severance Agreement dated December 11, 1998 between the Registrant and Jean-Pierre Gillard (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998)*. (1)

               (o) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors. (Filed as Exhibit 10 (r) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1998)*.(1)

               (p) Alpha Industries, Inc. 1996 Long-Term Incentive Plan (Filed as Exhibit 99 to Registration Statement on Form S-8 filed January 22, 1999)*.(1)

               (q) Alpha Industries, Inc. 1999 Employee Long-Term Incentive Plan dated April 27, 1999.

          (11) Statement re computation of per share earnings.**

          (27) Financial Data Schedules.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 27, 1999.



-------------
* Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
** Reference is made to Note 5 of the notes to Consolidated Financial Statements on Page 8 of this Quarterly Report on Form 10-Q which Note 5 is hereby incorporated by reference herein.
(1) Management Contracts.

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


Date: August 9, 1999


                                   Alpha Industries, Inc. and Subsidiaries
                                   ---------------------------------------
                                                 Registrant



                                   /s/ Thomas C. Leonard
                                   ---------------------------------------
                                   Thomas C. Leonard
                                   Chief Executive Officer
                                   President





                                   /s/ Paul E. Vincent
                                   ---------------------------------------
                                   Paul E. Vincent
                                   Chief Financial Officer
                                   Principal Financial Officer
                                   Principal Accounting Officer