Form 10-Q
period 1999-09-26
ALPHA INDUSTRIES INC
filed 1999-11-10
CIK 4127

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

              Yes  X       No_____
                 -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT OCTOBER 24, 1999
COMMON STOCK, PAR VALUE $.25 PER SHARE                      19,529,371

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                PAGE

PART 1    FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheets - September 26, 1999 and March 28, 1999...................  3

         Consolidated Statements of Income - Quarters and Six Months Ended
         September 26, 1999 and September 27, 1998.............................................  4

         Consolidated Statements of Cash Flows - Six Months Ended
         September 26, 1999 and September 27, 1998.............................................  5

         Notes to Consolidated Financial Statements............................................  6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................  8

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................  12

PART 2    OTHER INFORMATION

     Item 1 - Legal Proceedings................................................................  12

     Item 4 - Submission of Matters to a Vote of Security Holders..............................  12

     Item 6 - Exhibits and Reports on Form 8-K.................................................  13


--------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                        SEPTEMBER 26,     MARCH 28,
                                                                            1999            1999
                                                                         (UNAUDITED)      (AUDITED)

---------------------------------------------------------------------------------------------------
ASSETS
   Current assets
         Cash and cash equivalents ....................................   $ 19,001        $ 14,029
         Short-term investments (Note 2)...............................    109,512           9,731
         Accounts receivable, trade, less allowance for doubtful
           accounts of $789 and $741 ..................................     27,996          22,972
         Inventories (Note 3)..........................................      9,192           8,773
         Prepayments and other current assets..........................      2,420             796
         Deferred tax assets...........................................      2,500           6,522
                                                                          --------        --------
                  Total current assets.................................    170,621          62,823
                                                                          --------        --------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $66,798 and $62,204 ..........................     52,337          42,497
   Other assets........................................................      1,498           1,361
                                                                          --------        --------
                                                                          $224,456        $106,681
                                                                          ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt..........................   $    111        $    912
         Accounts payable..............................................     11,091          10,700
         Accrued liabilities:
           Payroll, commissions and related expenses...................      5,540           7,292
           Other accrued liabilities...................................        639           1,232
                                                                          --------        --------
                  Total current liabilities............................     17,381          20,136
                                                                          --------        --------
   Long-term debt......................................................        433             713
                                                                          --------        --------
   Other long-term liabilities.........................................      1,788           1,626
                                                                          --------        --------
   Deferred tax liabilities............................................      3,350           3,192
                                                                          --------        --------
   Commitments and contingencies (Note 6)

   Stockholders' equity
         Common stock par value $.25 per share: authorized
           30,000,000 shares; issued 19,523,971 and 16,051,311 shares..      4,881           4,013
         Additional paid-in capital....................................    168,672          58,872
         Retained earnings.............................................     28,049          18,276
         Less - Treasury shares 42,219 and 62,379 shares at cost.......         88             133
           Unearned compensation-restricted stock......................         10              14
                                                                          --------        --------
                  Total stockholders' equity...........................    201,504          81,014
                                                                          --------        --------
                                                                          $224,456        $106,681
                                                                          ========        ========
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                 SECOND QUARTER ENDED              SIX MONTHS ENDED
                                              SEPT. 26,        SEPT. 27,        SEPT. 26,       SEPT. 27,
                                                1999             1998             1999            1998

---------------------------------------------------------------------------------------------------------
Net sales...................................  $ 41,769         $ 29,626         $ 80,374         $ 59,581
  Cost of sales.............................    23,356           16,763           44,856           33,895
  Research and development expenses.........     4,698            2,891            9,084            5,913
  Selling and administrative expenses.......     6,854            5,422           13,288           10,919
                                              --------         --------         --------         --------
Operating income............................     6,861            4,550           13,146            8,854
Interest expense............................       (17)             (81)             (74)            (170)
Interest income and other, net..............     1,569              215            2,199              416
                                              --------         --------         --------         --------
Income before income taxes..................     8,413            4,684           15,271            9,100
Provision for income taxes..................     3,029              468            5,498              910
                                              --------         --------         --------         --------
Net income..................................  $  5,384         $  4,216         $  9,773         $  8,190
                                              ========         ========         ========         ========
Net income per share basic..................  $   0.28         $   0.27         $   0.54         $   0.52
                                              ========         ========         ========         ========
Net income per share diluted................  $   0.26         $   0.26         $   0.51         $   0.51
                                              ========         ========         ========         ========
Weighted average common shares basic........    19,423           15,772           18,178           15,741
                                              ========         ========         ========         ========
Weighted average common shares diluted......    20,594           16,131           19,230           16,116
                                              ========         ========         ========         ========
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                 SEPT. 26,         SEPT. 27,
                                                                                   1999              1998

-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income..................................................................   $   9,773         $   8,190
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization of property, plant and equipment............       4,594             3,806
    Deferred taxes............................................................       4,180                --
    Contribution of treasury shares to Savings and Retirement Plan............         561               481
    Amortization of unearned compensation - restricted stock, net.............           4                45
    Increase (decrease) in other liabilities and long-term benefits...........         162              (130)
    Increase in other assets..................................................        (161)              (18)
    Change in assets and liabilities
     Accounts receivable......................................................      (5,024)           (1,674)
     Inventories..............................................................        (419)           (1,653)
     Other current assets.....................................................      (1,624)             (716)
     Accounts payable.........................................................         391               418
     Other accrued liabilities and expenses...................................      (2,345)             (430)
                                                                                 ---------         ---------
       Net cash provided by operations........................................      10,092             8,319
                                                                                 ---------         ---------
Cash flows from investing activities:
  Purchases of short-term investments.........................................    (123,686)          (12,724)
  Maturities of short-term investments........................................      23,905             2,978
  Additions to property, plant and equipment..................................     (14,434)           (5,131)
                                                                                 ---------         ---------
       Net cash used in investing activities..................................    (114,215)          (14,877)
                                                                                 ---------         ---------
Cash flows from financing activities:
  Payments on long-term debt..................................................      (1,081)             (937)
  Deferred charges related to long-term debt..................................          24                (6)
  Payments on capital lease obligations.......................................          --                (8)
  Proceeds from sale of stock.................................................     109,485                98
  Exercise of stock options...................................................         667               203
                                                                                 ---------         ---------
       Net cash provided by (used in) financing activities....................     109,095              (650)
                                                                                 ---------         ---------
Net increase (decrease) in cash and cash equivalents..........................       4,972            (7,208)
Cash and cash equivalents, beginning of period................................      14,029            14,356
                                                                                 ---------         ---------
Cash and cash equivalents, end of period......................................   $  19,001         $   7,148
                                                                                 =========         =========
------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
Cash paid for income taxes ...................................................   $   2,968         $     595
                                                                                 =========         =========
Cash paid for interest .......................................................   $      76         $     154
                                                                                 =========         =========

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

NOTE 3    INVENTORIES

                                                                          SEPT. 26,        MARCH 28,
   Inventories consist of the following:                                    1999             1999
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)

     Raw materials......................................................$    3,275        $   3,852
     Work-in-process....................................................     3,917            3,034
     Finished goods.....................................................     2,000            1,887
                                                                        ----------        ---------
                                                                        $    9,192        $   8,773
                                                                        ==========        =========

NOTE 4    SEGMENT INFORMATION

The Company is organized into three reportable segments as follows:

WIRELESS SEMICONDUCTOR PRODUCTS:

The Wireless Semiconductor segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors for the global market for wireless telephone handsets, wireless data and other applications.

APPLICATION SPECIFIC PRODUCTS:

The Application Specific segment designs and manufactures a broad range of gallium arsenide and silicon devices and components for satellite, instrumentation, defense and other communications markets.

CERAMIC PRODUCTS:

The Ceramics segment designs and manufactures technical ceramic and magnetic products for wireless telephony infrastructure and other wireless markets.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents selected financial data by business segment for the periods indicated.


                                           QUARTERS ENDED               SIX MONTHS ENDED
                                      ------------------------      ------------------------
                                      SEPT. 26,      SEPT. 27,      SEPT. 26,      SEPT. 27,
                                        1999           1998           1999           1998
                                      ---------      ---------      ---------      ---------
Sales
-----
Wireless Semiconductor Products....    $26,186        $14,288        $50,184        $28,358
Application Specific Products......      7,182          9,930         13,767         19,821
Ceramic Products...................      8,401          5,408         16,423         11,402
                                       -------        -------        -------        -------
                                       $41,769        $29,626        $80,374        $59,581
                                       =======        =======        =======        =======

Operating Income
----------------
Wireless Semiconductor Products....    $ 3,841        $ 1,455        $ 7,538        $ 2,269
Application Specific Products......      1,977          2,933          3,667          6,205
Ceramic Products...................      1,043            162          1,941            380
                                       -------        -------        -------        -------
                                       $ 6,861        $ 4,550        $13,146        $ 8,854
                                       =======        =======        =======        =======

                                                                     SEPT. 26,      MARCH 28,
                                                                       1999           1999
                                                                     ---------      ---------
                                                                         (in thousands)

Total Assets
------------
Wireless Semiconductor Products......................................$ 55,046       $ 41,508
Application Specific Products........................................  10,377         10,751
Ceramic Products.....................................................  22,955         20,119
Corporate............................................................ 136,078         34,303
                                                                     --------       --------
                                                                     $224,456       $106,681
                                                                     ========       ========


SIGNIFICANT CUSTOMER

During the quarters ended September 26, 1999 and September 27, 1998, one customer accounted for approximately 34% and 24%, respectively, of the Company's sales. During the six months ended September 26, 1999 and September 27, 1998, one customer accounted for approximately 33% and 25%, respectively, of the Company's sales.

NOTE 5    EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the quarters and six months ended September 26, 1999 and September 27, 1998 is as follows:

                                                                QUARTERS ENDED                     SIX MONTHS ENDED
                                                          ---------------------------        ---------------------------
                                                          SEPT. 26,         SEPT. 27,        SEPT. 26,         SEPT. 27,
                                                            1999              1998             1999              1998
                                                          ---------         ---------        ---------         ---------
                                                                                  (in thousands)

Weighted average shares (basic).....................       19,423            15,772           18,178            15,741

Effect of dilutive stock options....................        1,171               359            1,052               375
                                                           ------            ------           ------            ------
Weighted average shares (diluted)...................       20,594            16,131           19,230            16,116
                                                           ======            ======           ======            ======


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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated:

                                                   Quarters Ended            Six Months Ended
                                              -----------------------     -----------------------
                                              Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
                                                1999          1998          1999          1998
                                             ---------     ---------     ---------     ---------

Sales ................................          100.0%        100.0%        100.0%        100.0%
Cost of sales ........................           55.9          56.6          55.8          56.9
                                                -----         -----         -----         -----
Gross margin .........................           44.1          43.4          44.2          43.1
Research and development expenses ....           11.3           9.7          11.3           9.9
Selling and administrative expenses...           16.4          18.3          16.5          18.3
                                                -----         -----         -----         -----
Operating income .....................           16.4          15.4          16.4          14.9
Other income (expense), net ..........            3.7           0.4           2.6           0.4
                                                -----         -----         -----         -----
Income before income taxes ...........           20.1          15.8          19.0          15.3
Provision for income taxes ...........            7.2           1.6           6.8           1.5
                                                -----         -----         -----         -----
Net income ...........................           12.9%         14.2%         12.2%         13.8%
                                                =====         =====         =====         =====

SALES. Sales increased 41.0% to $41.8 million for the second quarter of fiscal 2000 from $29.6 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, sales increased 34.9% to $80.4 million from $59.6 million for the first six months of fiscal 1999. Orders increased 49.0% to $44.2 million for the second quarter of fiscal 2000 compared to $29.7 million for the same period last year. Orders for the first six months of fiscal 2000 increased 50.3% to $86.2 million compared with $57.3 million for the same period last year. The increase in sales and orders continues to be the result of increased demand for wireless products and our penetration into additional handset platforms. Deliveries to one customer represented approximately 34% of our total sales for the second quarter of fiscal 2000 compared with 24% for the same period last year. Deliveries to one customer represented approximately 33% of our total sales for the first six months of fiscal 2000 compared with 25% for the comparable period last year.

GROSS PROFIT. Gross profit increased 43.1% to $18.4 million or 44.1% of sales for the second quarter of fiscal 2000 from $12.9 million or 43.4% of sales for the comparable period last year. For the first six months of fiscal 2000 gross profit increased 38.3% to $35.5 million or 44.2% of sales compared with $25.7 million or 43.1% of sales for the same period last year. The increase in gross margin was primarily a result of improved operating efficiencies, particularly in our Wireless Semiconductor Group, which continued to leverage capacity and improve yields.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 62.5% to $4.7 million or 11.3% of sales for the second quarter of fiscal 2000 from $2.9 million or 9.7% of sales compared with the same period last year. For the first half of fiscal 2000, research and development expenses increased 53.6% to $9.1 million or 11.3% of sales from $5.9 million or 9.9% of sales for the comparable period last year. The increase in research and development expenses is primarily attributable to the development of processes and products in the Wireless Semiconductor Products Group. Over 75% of our total research and development expenses were focused on the Wireless Semiconductor Products Group's efforts in developing GaAs integrated circuits and other high volume wireless products.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $6.9 million or 16.4% of sales for the second quarter of fiscal 2000 compared with $5.4 million or 18.3% of sales for the same period last year. For the first six months of fiscal 2000, selling and administrative expenses totaled $13.3 million or 16.5% compared to $10.9 million or 18.3% of sales for the first half of fiscal 1999. The increase in selling and administrative expenses reflect increased sales commissions resulting from higher sales volumes, while the decrease in selling and administrative expenses as a percentage of sales was attributable to our continued efforts to control administrative costs.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


OTHER INCOME (EXPENSE), NET. Interest expense for the second quarter and first six months of fiscal 2000 decreased $64 thousand and $96 thousand, respectively, over the comparable periods last year due to a decline in outstanding borrowings. Interest income for the second quarter and six months ended September 26, 1999 increased $1.6 million and $203 thousand, respectively, over the comparable periods last year as a result of higher levels of cash, cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. Our effective tax rates for the first six months of fiscal 2000 and 1999 were 36% and 10%, respectively. Last year's rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the periods indicated.

                                               Quarter Ended                 Six Months Ended
                                          ------------------------      --------------------------
                                          Sept. 26,      Sept. 27,      Sept. 26,      Sept. 27,
                                             1999           1998           1999           1998
                                          ---------      ---------      ---------      ---------

Sales
-----
Wireless Semiconductor Products....        $26,186        $14,288        $50,184        $28,358
Application Specific Products .....          7,182          9,930         13,767         19,821
Ceramic Products ..................          8,401          5,408         16,423         11,402
                                           -------        -------        -------        -------
                                           $41,769        $29,626        $80,374        $59,581
                                           =======        =======        =======        =======

Operating Income
----------------
Wireless Semiconductor Products....        $ 3,841        $ 1,455        $ 7,538        $ 2,269
Application Specific Products .....          1,977          2,933          3,667          6,205
Ceramic Products ..................          1,043            162          1,941            380
                                           -------        -------        -------        -------
                                           $ 6,861        $ 4,550        $13,146        $ 8,854
                                           =======        =======        =======        =======


WIRELESS SEMICONDUCTOR PRODUCTS. Sales for the Wireless Semiconductor Products Group increased 83.3% to $26.2 million for the second quarter of fiscal 2000 from $14.3 million for the same quarter last year. For the first half of fiscal 2000, sales for the Wireless Semiconductor Group increased 77.0% to $50.2 million from $28.4 million for the same period last year. The increase was primarily the result of increased demand for wireless products and our penetration into additional handset platforms.

Operating income for the Wireless Semiconductor Group increased 164.0% to $3.8 million for the second quarter of fiscal 2000 from $1.5 million for the comparable quarter last year. For the six months ended September 26, 1999, operating income increased 232.2% to $7.5 million from $2.3 million for the comparable period last year. The increase was primarily attributable to improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, this group continued its focus on the development of processes and products for the wireless market, while continuing to control administrative costs.

APPLICATION SPECIFIC PRODUCTS. Sales for the Application Specific Products Group for the second quarter of fiscal 2000 decreased 27.7% to $7.2 million from $9.9 million for the comparable quarter last year. For the first six months of fiscal 2000, sales for Application Specific Products decreased 30.5% to $13.8 million from $19.8 million. This decrease was due to a reduction of volume on some of our few remaining defense contracts and exiting from certain small product lines in the group.

Operating income for the Application Specific Products Group decreased 32.6% to $2.0 million for the second quarter of fiscal 2000 from $2.9 million for the same quarter last year. For the first six months of fiscal 2000, operating income for Application Specific Products decreased 40.9% to $3.7 million from $6.2 million for the comparable period last year. This group continued to realign its cost structure to current volumes, reporting gross margins of over 50% and operating margins of over 25% for the second quarter and first half of fiscal 2000.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CERAMIC PRODUCTS. Sales for the Ceramics Group for the second quarter increased 55.3% to $8.4 million from $5.4 million for the same quarter last year. For the first half of fiscal 2000, sales for the Ceramics Group increased 44.0% to $16.4 million from $11.4 million for the same period last year. The increase is due primarily to increased demand for wireless infrastructure products.

Operating income for the Ceramics Group increased 543.8% to $1.0 million from $162 thousand for the second quarter and increased 410.8% to $1.9 million from $380 thousand for the first six months of fiscal 2000 compared with the same periods last year. The increase in operating income was primarily the result of improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

FINANCIAL CONDITION

At September 26, 1999, working capital totaled $153.2 million and included $128.5 million in cash, cash equivalents and short-term investments, compared with $42.7 million of working capital at the end of fiscal 1999. In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Uses of cash included $14.4 million for capital expenditures as we continued our investment in the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility.

The expansion of the GaAs fabrication facility in Massachusetts has allowed us to significantly increase our current capacity. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full productivity. Since demand for our GaAs products continues to increase strongly, we have accelerated the second phase of expansion in our fab. This phase involves the installation of additional production equipment, without the need for additional clean room construction. We expect this second phase to cost approximately $12 million and to be complete by the summer of 2000. We are also examining various options that would allow another significant expansion of our GaAs capacity, through acquisition or construction.

At September 26, 1999, we had two lines of credit totaling $15 million which expired on September 30, 1999. We expect to replace these lines with a $10 million unsecured revolving line of credit. We believe that our current cash position, together with continued cash generated from operations and the expected $10 million line of credit, will provide us with adequate funds to support our current operating needs and allow us to undertake and complete these expansion projects.

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

We have completed a comprehensive inventory of our internal information systems. Over the last several years, we have invested in new computer hardware and software to improve our business operations. All such systems were required to be Year 2000 compliant as a condition of purchase. We have completed testing of our critical information systems. As a result of this testing, we do not believe that any critical systems will cause a significant interruption of our business. Certain systems require minor upgrades. These upgrades are expected to be completed by November 1999 and the costs are not expected to be material.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

At this time, we have not developed a "worst case" scenario or an overall contingency plan and do not intend to do so unless, as a result of ongoing testing and evaluation, we believe these plans are warranted. Based upon our assessment to date, we believe adequate time will be available to ensure alternatives can be developed, assessed and implemented, if necessary, prior to a Year 2000 issue having a negative impact on our operations. However, we cannot assure that such modifications and conversions, if required, will be completed on a timely basis.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

Investment Price Risk
The fair value of the Company's short-term investment portfolio at September 26, 1999 approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

Interest Rate Risk
The carrying value of the Company's long-term debt, including current maturities, was approximately $544 thousand at September 26, 1999. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) On September 13, 1999, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

          b) At the Meeting, the Stockholders elected James W. Henderson and Sidney Topol as Class 1 Directors each to hold office for a three-year term until the 2002 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. Votes were cast as follows: Mr. Henderson 16,355,616 for and 117,188 withheld, and Mr. Topol 16,443,047 for and 29,757 withheld.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

               (a) Specimen Certificate of Common Stock (Filed as Exhibit 4(a) to Registration Statement on Form S-3 (Registration No. 33-63857))*.

               (b) Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County (Filed as Exhibit 4(h) to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994)*.

               (c) Amended and restated Credit Agreement dated October 1, 1997 between Alpha Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(f) to the Quarterly Report on Form 10-Q for the quarter ended December 28, 1997)*; and as amended by First Amendment dated September 30, 1998. (Filed as Exhibit 4(d) to the Annual Report on Form 10-K for the fiscal year ended March 28, 1999)*.

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

               (c) SERP Trust Agreement between the Registrant and the First National Bank of Boston as Trustee dated April 8, 1991 (Filed as Exhibit 10(c) to the Annual Report on Form 10-K for the fiscal year ended March 31, 1991)*.(1)

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

               (e) Severance Agreement dated May 20, 1997 between the Registrant and David J. Aldrich (Filed as Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.(1)

               (f) Severance Agreement dated January 14, 1997 between the Registrant and Richard Langman (Filed as Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*. (1)

               (g) Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 3, 1994)*.(1)

               (h) Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994)*.(1)

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


               (i) Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (Filed as Exhibit 10(p) to the Annual Report on Form 10-K for the fiscal year ended April 2, 1995)*.(1)

               (j) Alpha Industries, Inc. Savings and Retirement 401(k) Plan dated July 1, 1996 (Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30,
                    1997)*.

               (k) Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*. (1)

               (l) Severance Agreement dated December 11, 1998 between the Registrant and Jean-Pierre Gillard (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998)*. (1)

               (m) Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors. (Filed as Exhibit 10 (r) to the Annual Report on Form 10-K for the fiscal year ended March 29, 1998)*.(1)

               (n) Alpha Industries, Inc. 1996 Long-Term Incentive Plan (Filed as Exhibit 99 to Registration Statement on Form S-8 filed January 22, 1999)*.(1)

               (o) Alpha Industries, Inc. 1999 Employee Long-Term Incentive Plan dated April 27, 1999 (Filed as Exhibit 10(q) to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999)*.(1)

               (p) Severance Agreement dated September 13, 1999 between the Registrant and Thomas C. Leonard.(1)

          (11) Statement re computation of per share earnings.**

          (27) Financial Data Schedules.

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 26, 1999.




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

Date: November 8, 1999
      ----------------

                                  ALPHA INDUSTRIES, INC. AND SUBSIDIARIES
                                  Registrant



                                  /s/ Thomas C. Leonard
                                  --------------------------------------
                                  Thomas C. Leonard
                                  Chief Executive Officer
                                  Vice Chairman, Board of Directors



                                  /s/ Paul E. Vincent
                                  --------------------------------------
                                  Paul E. Vincent
                                  Chief Financial Officer
                                  Principal Financial Officer
                                  Principal Accounting Officer