Form 10-Q
period 1999-12-26
ALPHA INDUSTRIES INC
filed 2000-02-09
CIK 4127

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1999

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


          Yes [X]  No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                           OUTSTANDING AT JANUARY 30, 2000
COMMON STOCK, PAR VALUE $.25 PER SHARE                      19,887,482

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            PAGE
PART 1    FINANCIAL INFORMATION

  Item 1 - Financial Statements

      Consolidated Balance Sheets - December 26, 1999 and March 28, 1999.....  3

      Consolidated Statements of Income - Quarters and Nine Months Ended
      December 26, 1999 and December 27, 1998................................  4

      Consolidated Statements of Cash Flows - Nine Months Ended
      December 26, 1999 and December 27, 1998................................  5

      Notes to Consolidated Financial Statements.............................  6

  Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations..............................................  9

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk........ 13

PART 2    OTHER INFORMATION

  Item 1 - Legal Proceedings................................................. 13

  Item 6 - Exhibits and Reports on Form 8-K.................................. 14


--------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                                        DECEMBER 26,  MARCH 28,
                                                            1999        1999
                                                         (UNAUDITED)  (AUDITED)

--------------------------------------------------------------------------------

ASSETS
   Current assets
         Cash and cash equivalents......................  $ 27,850    $ 14,029
         Short-term investments (Note 2)................   108,041       9,731
         Accounts receivable, trade, less allowance
           for doubtful accounts of $712 and $741.......    27,691      22,972
         Inventories (Note 3)...........................     9,324       8,773
         Prepayments and other current assets...........     2,485         796
         Deferred tax assets............................     2,493       6,522
                                                          --------    --------
                  Total current assets..................   177,884      62,823
                                                          --------    --------
   Property, plant and equipment, less accumulated
         depreciation and amortization of $69,233
         and $62,204....................................    59,383      42,497
   Other assets.........................................     1,561       1,361
                                                          --------    --------
                                                          $238,828    $106,681
                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt...........  $    111    $    912
         Accounts payable...............................    12,733      10,700
         Accrued liabilities:
           Payroll, commissions and related expenses....     5,314       7,292
           Other accrued liabilities....................       628       1,232
                                                          --------    --------
                  Total current liabilities.............    18,786      20,136
                                                          --------    --------
   Long-term debt ......................................       404         713
                                                          --------    --------
   Other long-term liabilities..........................     1,857       1,626
                                                          --------    --------
   Deferred tax liabilities.............................     3,380       3,192
                                                          --------    --------
   Commitments and contingencies (Note 6)
   Stockholders' equity (Note 7)
         Common stock par value $.25 per share: authorized
           30,000,000 shares; issued 19,775,423 and
           16,051,311 shares............................     4,944       4,013
         Additional paid-in capital.....................   175,198      58,872
         Retained earnings..............................    34,346      18,276
         Less - Treasury shares 37,078 and 62,379 shares
           at cost......................................        77         133
           Unearned compensation-restricted stock.......        10          14
                                                          --------    --------
                  Total stockholders' equity............   214,401      81,014
                                                          --------    --------
                                                          $238,828    $106,681
                                                          ========    ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)



                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                       DEC. 26,   DEC. 27,   DEC. 26,   DEC. 27,
                                         1999       1998       1999       1998

--------------------------------------------------------------------------------

Net sales............................. $47,463    $32,489    $127,837   $92,070
  Cost of sales.......................  26,484     18,151      71,340    52,046
  Research and development expenses...   5,332      3,397      14,416     9,310
  Selling and administrative
    expenses..........................   7,598      5,809      20,886    16,728
                                       -------    -------    --------   -------
Operating income......................   8,049      5,132      21,195    13,986
Interest expense......................     (20)       (61)        (94)     (231)
Interest income and other, net........   1,810        231       4,009       647
                                       -------    -------    --------   -------
Income before income taxes............   9,839      5,302      25,110    14,402
Provision for income taxes............   3,542        530       9,040     1,440
                                       -------    -------    --------   -------
Net income............................ $ 6,297    $ 4,772    $ 16,070   $12,962
                                       =======    =======    ========   =======
Net income per share basic............ $  0.32    $  0.30    $   0.86   $  0.82
                                       =======    =======    ========   =======
Net income per share diluted.......... $  0.31    $  0.29    $   0.82   $  0.80
                                       =======    =======    ========   =======
Weighted average common shares basic..  19,660     15,835      18,671    15,773
                                       =======    =======    ========   =======
Weighted average common shares
  diluted.............................  20,605     16,402      19,688    16,211
                                       =======    =======    ========   =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                             NINE MONTHS ENDED
                                                            DEC. 26,    DEC. 27,
                                                              1999        1998

--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income.............................................. $  16,070   $ 12,962
  Adjustments to reconcile net income to net cash
     provided by operations:
    Depreciation and amortization of property, plant
       and equipment......................................     7,029      5,806
    Deferred taxes........................................     9,128         --
    Contribution of treasury shares to Savings and
       Retirement Plan....................................       850        707
    Amortization of unearned compensation - restricted
       stock, net.........................................         4         58
    Increase (decrease) in other liabilities and long-
       term benefits......................................       231       (488)
    Increase in other assets..............................      (230)      (178)
    Change in assets and liabilities
     Accounts receivable .................................    (4,719)      (818)
     Inventories..........................................      (551)      (942)
     Prepayments and other current assets.................    (1,689)    (1,295)
     Accounts payable.....................................     2,033      1,503
     Other accrued liabilities and expenses...............    (2,582)     1,495
                                                           ---------   --------
       Net cash provided by operations....................    25,574     18,810
                                                           ---------   --------
Cash flows from investing activities:
  Purchases of short-term investments.....................  (142,925)   (16,908)
  Maturities of short-term investments....................    44,615      6,079
  Additions to property, plant and equipment..............   (23,915)   (11,117)
                                                           ---------   --------
       Net cash used in investing activities..............  (122,225)   (21,946)
                                                           ---------   --------
Cash flows from financing activities:
  Payments on long-term debt..............................    (1,110)    (1,407)
  Deferred charges related to long-term debt..............        30         12
  Payments on capital lease obligations...................        --         (8)
  Proceeds from sale of stock.............................   109,446         98
  Exercise of stock options...............................     2,106        518
                                                           ---------   --------
       Net cash provided by (used in) financing
          activities......................................   110,472       (787)
                                                           ---------   --------
Net increase (decrease) in cash and cash equivalents......    13,821     (3,923)
Cash and cash equivalents, beginning of period............    14,029     14,356
                                                           ---------   --------
Cash and cash equivalents, end of period.................. $  27,850   $ 10,433
                                                           =========   ========

--------------------------------------------------------------------------------

Supplemental cash flow disclosures:
Cash paid for income taxes ............................... $   3,078   $    903
                                                           =========   ========
Cash paid for interest.................................... $     118   $    218
                                                           =========   ========

Noncash transaction from financing activities:
  Tax benefit associated with the exercise of
     stock options........................................ $   4,911   $     --
                                                           =========   ========


The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1        BASIS OF PRESENTATION

The interim financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.



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

NOTE 3        INVENTORIES
                                               DEC. 26,      MARCH 28,
   Inventories consist of the following:         1999          1999

--------------------------------------------------------------------------------

                                                   (in thousands)
   Raw materials..............................  $3,038        $3,852
   Work-in-process............................   4,651         3,034
   Finished goods.............................   1,635         1,887
                                                ------        ------
                                                $9,324        $8,773
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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents selected financial data by business segment for the periods indicated.

                                        QUARTERS ENDED       NINE MONTHS ENDED
                                      ------------------    -------------------
                                      DEC. 26,   DEC. 27,   DEC. 26,    DEC. 27,
                                        1999       1998       1999        1998
                                      -------    -------    --------    -------

SALES
Wireless Semiconductor Products.....  $31,496    $17,945    $ 81,680    $46,303
Application Specific Products.......    7,815      7,676      21,582     27,497
Ceramic Products....................    8,152      6,868      24,575     18,270
                                      -------    -------    --------    -------
                                      $47,463    $32,489    $127,837    $92,070
                                      =======    =======    ========    =======

OPERATING INCOME
Wireless Semiconductor Products.....  $ 5,012    $ 2,503    $ 12,550    $ 4,772
Application Specific Products.......    1,996      1,895       5,663      8,100
Ceramic Products....................    1,041        734       2,982      1,114
                                      -------    -------    --------    -------
                                      $ 8,049    $ 5,132    $ 21,195    $13,986
                                      =======    =======    ========    =======

                                                            DEC. 26,   MARCH 28,
                                                              1999       1999
                                                            --------   --------
                                                              (in thousands)
TOTAL ASSETS
Wireless Semiconductor Products...........................  $ 61,589   $ 41,508
Application Specific Products.............................    10,907     10,751
Ceramic Products..........................................    23,662     20,119
Corporate.................................................   142,670     34,303
                                                            --------   --------
                                                            $238,828   $106,681
                                                            ========   ========


SIGNIFICANT CUSTOMER

During the quarters ended December 26, 1999 and December 27, 1998, one customer accounted for approximately 35% and 32%, respectively, of the Company's sales. During the nine months ended December 26, 1999 and December 27, 1998, one customer accounted for approximately 34% and 27%, respectively, of the Company's sales.

NOTE 5        EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the quarters and nine months ended December 26, 1999 and December 27, 1998 is as follows:

                                            QUARTERS ENDED     NINE MONTHS ENDED
                                          ------------------  ------------------
                                          DEC. 26,  DEC. 27,  DEC. 26,  DEC. 27,
                                            1999      1998      1999      1998
                                          --------  --------  --------  --------

                                                      (in thousands)

Weighted average shares (basic)..........  19,660    15,835    18,671    15,773

Effect of dilutive stock options.........     945       567     1,017       438
                                           ------    ------    ------    ------

Weighted average shares (diluted)........  20,605    16,402    19,688    16,211
                                           ======    ======    ======    ======


NOTE 6        COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTE 7        SUBSEQUENT EVENT


On January 27, 2000, the Company's Board of Directors approved a two-for-one stock split, to be effected in the form of a stock dividend or stock distribution, subject to stockholder approval of an increase in the authorized shares of the Company's common stock to 100 million shares. The Company will seek approval of the share increase at a Special Meeting of Stockholders to be held on March 28, 2000. Subject to receiving such stockholder approval, the stock split will be payable on April 19, 2000 to shareholders of record as of March 29, 2000.


The data for the third quarters ended December 26, 1999 and December 27, 1998, respectively, if restated to reflect the stock split, are basic net income per share of $0.16 and $0.15; diluted net income per share of $0.15 and $0.15; basic weighted average shares of 39.3 and 31.7 million and diluted weighted average shares of 41.2 and 32.8 million. The data for the nine months ended December 26, 1999 and December 27, 1998, respectively, if restated to reflect the stock split, are basic net income per share of $0.43 and $0.41; diluted net income per share of $0.41 and $0.40; basic weighted average shares of 37.3 and 31.5 million and diluted weighted average shares of 39.4 and 32.4 million.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated:

                                         Quarters Ended       Nine Months Ended
                                       -------------------   -------------------
                                       Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------

Sales.................................. 100.0%     100.0%     100.0%     100.0%
Cost of sales .........................  55.8       55.9       55.8       56.5
                                        -----      -----      -----      -----
Gross margin...........................  44.2       44.1       44.2       43.5
Research and development expenses......  11.2       10.5       11.3       10.0
Selling and administrative expenses....  16.0       17.9       16.3       18.2
                                        -----      -----      -----      -----
Operating income.......................  17.0       15.7       16.6       15.3
Other income (expense), net............   3.8        0.5        3.0        0.5
                                        -----      -----      -----      -----
Income before income taxes.............  20.8       16.2       19.6       15.8
Provision for income taxes.............   7.5        1.6        7.0        1.6
                                        -----      -----      -----      -----
Net income.............................  13.3%      14.6%      12.6%      14.2%
                                        =====      =====      =====      =====

SALES. Sales increased 46.1% to $47.5 million for the third quarter of fiscal 2000 from $32.5 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, sales increased 38.8% to $127.8 million from $92.1 million for the first nine months of fiscal 1999. The increase in sales continues to be the result of increased demand for wireless products and our penetration into additional handset platforms. Deliveries to one customer represented approximately 35% of our total sales for the third quarter of fiscal 2000 compared with 32% for the same period last year. Deliveries to one customer represented approximately 34% of our total sales for the first nine months of fiscal 2000 compared with 27% for the comparable period last year.

GROSS PROFIT. Gross profit increased 46.3% to $21.0 million or 44.2% of sales for the third quarter of fiscal 2000 from $14.3 million or 44.1% of sales for the comparable period last year. For the first nine months of fiscal 2000, gross profit increased 41.2% to $56.5 million or 44.2% of sales compared with $40.0 million or 43.5% of sales for the same period last year. The increase in gross margin for the year to date was primarily a result of improved operating efficiencies, particularly in our Wireless Semiconductor and Ceramics Groups, which continued to leverage capacity and improve yields.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 57.0% to $5.3 million or 11.2% of sales for the third quarter of fiscal 2000 from $3.4 million or 10.5% of sales compared with the same period last year. For the first nine months of fiscal 2000, research and development expenses increased 54.8% to $14.4 million or 11.3% of sales from $9.3 million or 10% of sales for the comparable period last year. The increase in research and development expenses is primarily attributable to the development of processes and products in the Wireless Semiconductor Products Group. For the third quarter and first nine months of fiscal 2000, over 75% of our total research and development expenses were focused on the Wireless Semiconductor Products Group's efforts in developing GaAs integrated circuits and other high volume wireless products.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $7.6 million or 16.0% of sales for the third quarter of fiscal 2000 compared with $5.8 million or 17.9% of sales for the same period last year. For the first nine months of fiscal 2000, selling and administrative expenses totaled $20.9 million or 16.3% compared to $16.7 million or 18.2% of sales for the first nine months of fiscal 1999. The increase in selling and administrative expenses reflects increased sales commissions resulting from higher sales volumes as well as increased costs related to training, recruiting and an increased sales force. The decrease in selling and administrative expenses as a percentage of sales was attributable to our continued efforts to control administrative costs.

OTHER INCOME (EXPENSE), NET. Interest expense for the third quarter and first nine months of fiscal 2000 decreased $41 thousand and $137 thousand, respectively, over the comparable periods last year due to a decline in outstanding borrowings. Interest income for the third quarter and nine months ended December 26, 1999 increased $1.6 million and $3.5 million, respectively, over the comparable periods last year as a result of higher levels of cash, cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. Our effective tax rates for the first nine months of fiscal 2000 and 1999 were 36% and 10%, respectively. Last year's rate differed from statutory rates primarily as a result of the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the periods indicated.

                                          Quarter Ended       Nine Months Ended
                                       -------------------   -------------------
                                       Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------

SALES
Wireless Semiconductor Products....    $31,496    $17,945    $ 81,680   $46,303
Application Specific Products......      7,815      7,676      21,582    27,497
Ceramic Products...................      8,152      6,868      24,575    18,270
                                       -------    -------    --------   -------
                                       $47,463    $32,489    $127,837   $92,070
                                       =======    =======    ========   =======

OPERATING INCOME
Wireless Semiconductor Products....    $ 5,012    $ 2,503    $ 12,550   $ 4,772
Application Specific Products......      1,996      1,895       5,663     8,100
Ceramic Products...................      1,041        734       2,982     1,114
                                       -------    -------    --------   -------
                                       $ 8,049    $ 5,132    $ 21,195   $13,986
                                       =======    =======    ========   =======

WIRELESS SEMICONDUCTOR PRODUCTS. Sales for the Wireless Semiconductor Products Group increased 75.5% to $31.5 million for the third quarter of fiscal 2000 from $17.9 million for the same quarter last year. For the first nine months of fiscal 2000, sales for the Wireless Semiconductor Group increased 76.4% to $81.7 million from $46.3 million for the same period last year. The increase was primarily the result of increased demand for wireless products and our penetration into additional handset platforms.

Operating income for the Wireless Semiconductor Group increased 100.2% to $5.0 million for the third quarter of fiscal 2000 from $2.5 million for the comparable quarter last year. For the nine months ended December 26, 1999, operating income increased 163.0% to $12.6 million from $4.8 million for the comparable period last year. The increase was primarily attributable to increased sales and improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, this group continued its focus on the development of processes and products for the wireless market, while continuing to control administrative costs.

APPLICATION SPECIFIC PRODUCTS. Sales for the Application Specific Products Group for the third quarter of fiscal 2000 remained relatively constant compared to the comparable quarter last year. For the first nine months of fiscal 2000, sales for Application Specific Products decreased 21.5% to $21.6 million from $27.5 million. This decrease was the result of a reduction of volume on some of our few remaining defense contracts and from discontinuing certain products in the group.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



Operating income for the Application Specific Products Group increased 5.3% to $2.0 million for the third quarter of fiscal 2000 from $1.9 million for the same quarter last year. For the first nine months of fiscal 2000, operating income for Application Specific Products decreased 30.1% to $5.7 million from $8.1 million for the comparable period last year. This group continued to realign its cost structure to current volumes, reporting gross margins of over 50% and operating margins of over 25% for the third quarter and first nine months of fiscal 2000.

CERAMIC PRODUCTS. Sales for the Ceramics Group for the third quarter increased 18.7% to $8.2 million from $6.9 million for the same quarter last year. For the first nine months of fiscal 2000, sales for the Ceramics Group increased 34.5% to $24.6 million from $18.3 million for the same period last year. The increase is due primarily to increased demand for wireless infrastructure products.

Operating income for the Ceramics Group increased 41.8% to $1.0 million from $734 thousand for the third quarter and increased 167.7% to $3.0 million from $1.1 million for the first nine months of fiscal 2000 compared with the same periods last year. The increase in operating income was primarily the result of increased sales and improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

FINANCIAL CONDITION

At December 26, 1999, working capital totaled $159.1 million and included $135.9 million in cash, cash equivalents and short-term investments, compared with $42.7 million of working capital at the end of fiscal 1999. In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Uses of cash included $23.9 million for capital expenditures as we continued our investment in the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas, as well as for improved manufacturing capabilities at the ceramics manufacturing facility.

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

At December 26, 1999, we had a $10 million unsecured revolving line of credit. We believe that our current cash position, together with continued cash generated from operations and the $10 million line of credit, will provide us with adequate funds to support our current operating needs and allow us to undertake and complete these expansion projects.

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

YEAR 2000

The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date sensitive information relative to the Year 2000 and beyond. To address this issue, we undertook a company-wide Year 2000 project under the direction of senior management. As part of this project, we evaluated our products and determined that our products are not date sensitive. We completed a comprehensive inventory of our internal information systems, equipment and facilities. All critical items were tested to determine compliance and minor upgrades were completed. We also completed formal communication with significant suppliers, customers, financial

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


institutions and other third parties with which we have a material relationship in order to determine whether those entities had adequate plans in place to ensure their Year 2000 preparedness.

As of the date of this filing, we have not experienced any significant Year 2000 problems with our internal systems or equipment, nor have we detected any significant Year 2000 problems affecting our customers or suppliers. In addition, the costs associated with Year 2000 compliance have not been significant and we do not expect any potential additional costs to have a material adverse effect on our business, results of operations or financial condition. However, we will continue to monitor our information systems, facilities, equipment and relationships with third parties. Although we believe our planning efforts have been adequate to address our Year 2000 compliance concerns, we cannot guarantee that we will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in our internal systems or that third parties upon which we rely will not experience similar negative consequences.


OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that constitute the Company's current intentions, hopes, beliefs, expectations or predictions of the future, which are, therefore, inherently subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in the Company's forward-looking statements based on various factors, including without limitation: cancellation or deferral of customer orders, dependence on a small number of large customers, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's performance is included in the Company's periodic reports filed with the SEC, including but not limited to the Company's Form 10-K for the year ended March 28, 1999, and subsequent Forms 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Investment Price Risk
The fair value of the Company's short-term investment portfolio at December 26, 1999 approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

Interest Rate Risk
The carrying value of the Company's long-term debt, including current maturities, was approximately $515 thousand at December 26, 1999. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.


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

             (c) Revolving Credit Agreement dated November 1, 1999 between Alpha
                 Industries, Inc., and Trans-Tech Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                 10(n) to the Annual Report on Form 10-K for the fiscal year ended March 30, 1997)*.

             (k) Severance Agreement dated September 4, 1998 between the
                 Registrant and Paul E. Vincent (Filed as Exhibit 10(n) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998)*.(1)

             (l) Severance Agreement dated December 11, 1998 between the
                 Registrant and Jean-Pierre Gillard (Filed as Exhibit 10(r) to the Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1998)*.(1)

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

             (p) Severance Agreement dated September 13, 1999 between the
                 Registrant and Thomas C. Leonard (Filed as Exhibit 10(p) to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999)*.(1)

        (11) Statement re computation of per share earnings.**

        (27) Financial Data Schedules.

             (b) Reports on Form 8-K

                 No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 26, 1999.



-------------------
* Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.
** Reference is made to Note 5 of the notes to Consolidated Financial Statements on Page 7 of this Quarterly Report on Form 10-Q, which Note 5 is hereby incorporated by reference herein.
(1) Management Contracts.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: FEBRUARY 9, 2000

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