Form 10-K405
period 2000-04-02
ALPHA INDUSTRIES INC
filed 2000-06-30
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               -----------------     -----------------

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
         Yes      X                 No
             --------------            -----------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 28, 2000 was approximately $1.746 billion.

         The number of shares of Common Stock outstanding at May 28, 2000 was 42,638,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into
Part III of this Report.


                    The Exhibit Index is located on page 43.
                              Page 1 of 50 pages.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                     PART I

ITEM 1   BUSINESS

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for wireless voice and data and broadband communications. The primary applications for our products include wireless voice and data handsets. We also produce integrated circuits, discrete components, electrical ceramics and ferrites used in wireless base station equipment, cable television, cable modems and other broadband applications, wireless local loop, wireless personal digital assistants and wireless local area networks.

We offer a broad range of products, including integrated circuit, or IC, switches and controls, power amplifiers, diodes and components that comprise a significant part of the radio frequency devices used in wireless telephone handsets. We use a range of technologies, processes and materials to meet our customers' performance requirements, including gallium arsenide metal semiconductor field effect transistor, or GaAs MESFET, gallium arsenide pseudomorphic high electron mobility transistor, or GaAs PHEMT, silicon and electrical ceramic. Through our acquisition of Network Device, Inc. ("NDI"), we will offer power amplifiers and other devices made with a gallium arsenide heterojunction bipolar transistor, or GaAs HBT, process.

We divide our operations into three groups to address the distinct dynamics of different markets:

                      WIRELESS SEMICONDUCTOR                                   APPLICATION SPECIFIC
                             PRODUCTS             CERAMIC PRODUCTS                   PRODUCTS
----------------------------------------------------------------------------------------------------------

Primary Products     GaAs Integrated Circuits   Electrical Ceramics          GaAs Integrated Circuits
                     Discrete Semiconductors    Ferrites                     Discrete Semiconductors
                                                                             Components

Primary Markets      Wireless Handsets          Wireless Infrastructure      Satellite Communications
                     Wireless Data              Broadband Data               Broadband Data
                     Broadband Data


The Wireless Semiconductor Products Group supplies GaAs integrated circuits and discrete semiconductors in high volume for wireless telephone handsets and wireless data applications. These products are used in equipment incorporating the leading digital standards, Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA ("IS95"), and Time Division Multiple Access, or TDMA ("IS136").

The Ceramic Products Group uses electrical ceramic and ferrite technologies to supply resonators and filters, primarily for wireless base station equipment.

The Application Specific Products Group supplies radio frequency, microwave frequency and millimeter wave frequency GaAs integrated circuits, and discrete semiconductors and components for the broadband data and satellite communications markets. We leverage our 30 years of experience with higher frequency microwave and millimeter wave technologies to develop high gross margin products and to develop new products for emerging wireless broadband data applications.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


PRODUCTS AND APPLICATIONS

We offer a broad array of radio frequency, microwave frequency and millimeter wave frequency products to the wireless and broadband markets, including GaAs integrated circuit switches and controls, GaAs integrated circuit power amplifiers, silicon discrete semiconductors and ceramic resonators and filters. A typical end product for wireless communications, such as a handset, contains radio frequency, baseband and digital signal processing components. Radio frequency components convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received. Baseband components process signals into and from their original electrical form (low frequency voice or data). The digital components control the overall circuitry and process the voice or other data to be transmitted and received.

The table below identifies the major product categories and markets we serve.


                                 POWER       SMALL SIGNAL &                                                MILLIMETER
                               AMPLIFIER     MULTIFUNCTION                     DISCRETE         CERAMIC        WAVE
          Markets                 ICS             ICS        SWITCH ICS      SEMICONDUCTORS     PRODUCTS     PRODUCTS
---------------------------------------------------------------------------------------------------------------------
WIRELESS VOICE & DATA
     Handsets                   *                                 *               *
     PDAs                       *                                 *               *
     Infrastructure             *                  *              *               *                *             *

BROADBAND
     Wireless                                      *              *               *                *             *
     Cable TV & Modems                             *              *               *                *             *
     Fiber                                         *              *               *                *             *

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


WIRELESS SEMICONDUCTOR PRODUCTS

The diagram below illustrates the role of many of our Wireless Semiconductor Products in a dual band and dual mode wireless telephone handset.


              [ai] ALPHA PRODUCTS IN A DUAL BAND/DUAL MODE HANDSET

GaAs RF IC Switches      GaAs RF Power Amplifiers        Discrete Semiconductors
--------------------------------------------------------------------------------



                             [CELL-PHONE SCHEMATIC]

There is a picture of a cellular telephone on the right side of the page. To the left of the telephone is a diagram depicting various parts of a dual band/dual mode handset and identifying those parts which we supply.


Power Amplifiers. Wireless communications systems require amplification in receiving and transmitting signals. Relatively weak incoming signals must be amplified without adding background noise. GaAs power amplifiers are used in handsets because they use battery power more efficiently than silicon amplifiers, and battery life is a critical system feature in these portable applications. Alpha has been a leader in innovative GaAs power amplifier ICs. During the fourth quarter of fiscal 2000, we became the first merchant semiconductor company to offer a 3 volt, high-efficiency PHEMT power amplifier IC for GSM operating at three different frequencies. We were also the first to deliver a 3 volt MESFET GaAs power amplifier IC, which has now been in continuous, high-volume production for more than two years. In addition, our acquisition of NDI has provided us with GaAs HBT process technology, which we believe will open new power amplifier opportunities and complement our existing strength in the GaAs PHEMT and GaAs MESFET processes.

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

Our GaAs integrated circuit switches are used in handsets to provide lower signal loss and better signal isolation than comparable silicon products. Our new, ultra-high-efficiency GaAs PHEMT switch ICs now

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

integrate logic elements, making their usage even easier for our OEM customers. Our first volume order of Alpha's advanced GaAs PHEMT switch ICs that operate with positive-only 3 volt supply is currently in production. Transistors using the GaAs HBT process have not been suitable for switches.

Discrete Semiconductors. Discrete semiconductors, especially diodes, are used for signal tuning and switching functions in the handset. We draw on our microwave frequency and millimeter wave frequency experience to produce diodes with better circuit performance. We manufacture these products in very high volumes to several handset OEMs.

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

APPLICATION SPECIFIC PRODUCTS

We offer customized products that address all transmit and receive functions for radio frequency, microwave frequency and millimeter wave frequency applications, primarily in the broadband data and satellite communications markets. The millimeter wave applications are an emerging area of broadband, high capacity data wireless services, such as Internet access. Systems operating in this frequency range must use GaAs.

MARKETING AND DISTRIBUTION

We sell our products through independent manufacturers' representatives and through a direct sales staff. We sell through 13 domestic and 23 international independent manufacturers' representative organizations. Our field support management staff oversees our manufacturers' representatives and provides them with sales direction and support. Our direct sales staff manages key customer accounts and worldwide customer support and identifies and targets sales in the emerging wireless data markets.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



relationships with many of our customers to help us identify market demands and target our development efforts to meet those demands.

GaAs HBT Capabilities. On April 24, 2000, we acquired NDI of Sunnyvale, California. The acquisition provides a production-ready GaAs Indium Gallium Phosphide HBT process, enabling the production of high efficiency HBT power amplifiers for wireless telephone handsets. GaAs HBT process technology works at higher frequencies and requires less power to transmit signals than traditional silicon semiconductors, and it provides greater efficiency and linearity than GaAs MESFET devices. For cellular telephones, this permits smaller handsets and longer talk-time between battery charges. HBT power amplifiers are also particularly well suited for use in the emerging broadband data equipment markets. We believe that the addition of a line of GaAs HBT products will complement our existing GaAs PHEMT and GaAs MESFET devices, enabling us to offer our customers the full range of currently available GaAs processes for use in wireless telephone handsets and wireless data applications.

Our R&D expenditures for fiscal 2000, 1999 and 1998 were $20.7 million, $12.9 million and $10.0 million, respectively.

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

CUSTOMERS

During fiscal 2000, one customer, Motorola, Inc., accounted for approximately 34% of our total sales and no other single customer accounted for 10% or more of our total sales.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


PATENTS AND TRADEMARKS

We own a small number of patents and have other patent applications under preparation or pending. However, we believe that our technological position depends primarily on the ability to develop new innovative products through the technical competence of our engineering personnel. We have applied for a U.S. patent on an innovative GaAs switch IC design that we believe will become the preferred technology for wireless handsets and other portable applications.

BACKLOG

Our policy is to book only the next three months of commercial orders consistent with customer short term requirements. Many commercial orders cover substantially more than three months of performance, but such orders can be modified or cancelled by the customer easily and we believe it is a better practice to limit the bookings in this manner. On this basis, we believe all orders in our backlog to be firm. We have backlog of undelivered orders on April 2, 2000 of approximately $55.7 million compared with $36.9 million on March 28, 1999.

ENVIRONMENTAL REGULATIONS

In our opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on our capital expenditures, earnings and competitive position.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers at May 31, 2000.

      NAME                        AGE     POSITION

      George S. Kariotis          77      Chairman Emeritus and Director

      Thomas C. Leonard           65      Chairman of the Board of Directors

      David J. Aldrich            43      President, Chief Executive Officer
                                          and Director

      Paul E. Vincent             52      Vice President, Treasurer,
                                          Secretary and Chief Financial Officer

      Jean-Pierre Gillard         56      Vice President

      Richard Langman             53      Vice President and President
                                          of Trans-Tech, Inc.

      Bruce Nonnemaker            53      Vice President

All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 11, 2000, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

George S. Kariotis was elected Chairman Emeritus in April 2000. Prior to this election, Mr. Kariotis served as Chairman of the Board and Chief Executive Officer from our inception in 1962 to 1978, and, from 1974 to 1978, he was also our Treasurer. From 1979 to 1983, Mr. Kariotis was the Secretary of Manpower Development and Economic Affairs for the Commonwealth of Massachusetts. He was re-elected Chairman of the Board in 1983 and Chief Executive Officer in 1985. Mr. Kariotis resigned as Chief Executive Officer in July 1986 while he campaigned for public office. He resumed his position as Chief Executive Officer in November 1986, and served in that capacity until 1991. Mr. Kariotis served as Chairman of the Board since his re-election in 1983 up until his election to Chairman Emeritus in April 2000. Mr. Kariotis has been a Director since 1962 and continues to serve in that capacity.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Thomas C. Leonard was elected Chairman of the Board in April 2000. Prior to his election, Mr. Leonard served as Chief Executive Officer since July 1996. Mr. Leonard also served as our President from July 1996 to September 1999. In August 1996, Mr. Leonard was elected a Director. Mr. Leonard joined us in 1992 as a division General Manager, and, in 1994, he was elected a Vice President. Mr. Leonard has over 30 years experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.

David J. Aldrich was elected President, Chief Executive Officer and a member of the Board of Directors in April 2000. Mr. Aldrich joined us in 1995 as Vice President, Chief Financial Officer and Treasurer. He served as Vice President and General Manager of the Wireless Semiconductor group and the Application Specific Products group until his election in September 1999 to President and Chief Operating Officer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich is a Director of Microwave Power Devices, Inc., a manufacturer of microwave products.

Paul E. Vincent joined us as Controller in 1979 and has been Vice President and Chief Financial Officer since January 1997. Mr. Vincent was elected Secretary in September 1999. Prior to joining us, Mr. Vincent worked at Applicon Incorporated and, prior to that, Arthur Andersen & Co. Mr. Vincent is a CPA.

Richard Langman joined us in January 1997 as Vice President, and as President and General Manager of our Trans-Tech, Inc. subsidiary. Prior to joining us, Mr. Langman worked for Coors Ceramics Company for 23 years, holding senior executive positions in operations and sales.

Jean-Pierre Gillard joined us in 1992 as Manager of GaAs integrated circuit operations and has been Vice President of Business Development since June 1996. Before 1992, he held a number of management positions at M/A-COM, Inc. in both marketing and sales.

Bruce Nonnemaker joined us in 1997 as Director of Operations for the Wireless Semiconductor group and Application Specific Products group. Mr. Nonnemaker served in this capacity until his election to Vice President, Operations in September 1999. Prior to joining us, Mr. Nonnemaker held senior operations management positions at Digital Equipment Corporation. Before this, he held senior operations positions at Western Digital, Commodore Computer and Solid State Scientific.

EMPLOYEES

As of April 2, 2000, we employed approximately 1,090 persons, compared with 940 persons as of March 28, 1999.

ITEM 2    PROPERTIES

The following information describes the major facilities we own and lease. We believe we have adequate production capacity to meet our current business needs, but we are adding the capacity required to better serve the wireless market as demand continues to grow. In September 1999, we announced the completion of the first phase of a major expansion program that enhanced and expanded the available clean room space in our GaAs IC fabrication facility in Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full productivity. As demand for our GaAs products continues to increase, we have accelerated the second phase of expansion in our fab. This second phase involves the installation of additional production equipment, without the need for additional clean room construction. We expect the total cost of this second phase to approximate $12 million and to be complete by the end of the summer of 2000.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


a) We own a 158,000 square foot building in Woburn, Massachusetts. This plant houses our primary GaAs IC fabrication facility and our corporate headquarters. We doubled output capacity in this facility in 1999, and a second doubling will be complete by the end of the summer of 2000. We are now implementing a conversion of a portion of this facility, which will allow us to manufacture product on six inch GaAs wafers, more than doubling its capacity again. This project is expected to be complete within twelve to fifteen months.

b) We lease a 27,000 square foot building in Sunnyvale, California. This facility houses our second GaAs IC fabrication facility and was acquired in our purchase of Network Device, Inc. in April 2000. We are currently expanding capacity in this facility to meet demand for our IC products.

c) We own a 92,000 square foot facility in Adamstown, Maryland. This plant is occupied by a subsidiary, and is our primary electrical ceramic product manufacturing facility. We are currently expanding the capacity of this facility to meet increased demand for its products and expect to significantly increase its capacity by the end of calendar year 2000.

d) We lease a 33,000 square foot facility in Frederick, Maryland. This plant is occupied by a subsidiary and is used to manufacture ceramic components, including filters.

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

See also Note 7 to the Consolidated Financial Statements on page 36.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's stockholders approved an increase in the authorized shares of the Company from 30 million to 100 million during a Special Meeting of Stockholders on March 28, 2000.

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

See the section entitled "Quarterly Financial Data" appearing on page 25 for information regarding Common Stock market prices. We have not paid cash dividends on our common stock since fiscal 1986, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth. We are subject to financial and operating covenants, including restrictions on the payment of cash dividends, under our bank financing agreement. On April 19, 2000, we distributed a two-for-one common stock split.

See Notes 3 and 5 to the Consolidated Financial Statements beginning on pages 29 and 32, respectively, for information regarding dividend restrictions and the stock split.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 6    SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In thousands, except per share amounts and financial ratios)

                                                                              FISCAL YEAR
                                                      2000         1999          1998          1997           1996
--------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
    Sales ....................................     $184,705      $126,339      $116,881      $ 85,253       $ 96,894
    Net income (loss) ........................       24,380        21,490        10,302       (15,572)         3,794
    Per share data
      Net income (loss) basic ................     $   0.64      $   0.68      $   0.34      $  (0.53)      $   0.15
      Net income (loss) diluted ..............     $   0.61      $   0.66      $   0.33      $  (0.53)      $   0.14
      Weighted average common shares basic ...       37,994        31,649        30,603        29,543         25,101
      Weighted average common shares diluted .       40,032        32,701        31,423        29,543         26,252
FINANCIAL RATIOS
    Return (based on net income-net loss)
      On sales ...............................         13.2%         17.0%          8.8%        (18.3%)          3.9%
      On average assets ......................         13.3%         23.4%         14.5%        (22.1%)          6.0%
      On average equity ......................         15.9%         31.4%         20.8%        (30.9%)          8.9%
    Current ratio ............................         7.12          3.12          2.52          2.10           3.35
    Long-term debt to equity .................          0.2%          0.9%          2.9%          8.3%           4.5%
FINANCIAL POSITION
    Working capital ..........................     $163,436      $ 42,687      $ 26,061      $ 18,409       $ 32,647
    Additions to property, plant and equipment       34,584        17,730        11,039         7,951         12,297
    Total assets .............................      259,104       106,681        76,929        65,253         75,423
    Long-term debt ...........................          345           713         1,625         3,606          2,565
    Long-term capital lease obligations ......           --            --            --             8            565
    Stockholders' equity .....................      226,554        81,014        55,822        43,386         57,533
OTHER STATISTICS
    New orders (net of cancellations) ........      203,500       126,500       121,100        81,300        103,200
    Backlog at year end .....................      $ 55,700      $ 36,900      $ 36,800      $ 32,500       $ 36,500
--------------------------------------------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for wireless and broadband communications markets. Our operations are currently organized into three reportable segments:

The Wireless Semiconductor Products Group supplies GaAs integrated circuits and discrete semiconductors in high volume for wireless telephone handsets and broadband data applications. This group represented 64.3% of our total sales in fiscal 2000.

The Ceramic Products Group uses electrical ceramic and ferrite technologies to supply resonators and filters, primarily for wireless base station equipment. This group represented 19.5% of our total sales in fiscal 2000.

The Application Specific Products Group supplies radio frequency, microwave frequency and millimeter wave frequency GaAs integrated circuits, and discrete semiconductors and components for customized products in the broadband data and satellite communications markets. This group represented 16.2% of our total sales in fiscal 2000.

Our customers include leading OEMs in the wireless and broadband communications industry and their principal suppliers. During fiscal 2000, sales to our 15 largest customers accounted for 64.8% of our total sales. During that period, sales to Motorola accounted for 34.1% of total sales.

RESULTS OF OPERATIONS

The following table shows our statement of operations data expressed as a percentage of sales for the periods indicated:

                                                                  YEARS ENDED
                                             ------------------------------------------------------
                                             APRIL 2, 2000       MARCH 28, 1999     MARCH 29, 1998
                                             -------------       --------------     --------------
Sales......................................       100.0%             100.0%            100.0%
Cost of sales..............................        55.8               56.3              62.3
                                                  -----              -----             -----
Gross margin...............................        44.2               43.7              37.7
Research and development expenses..........        11.3               10.2               8.6
Selling and administrative expenses........        16.2               18.0              19.1
                                                  -----              -----             -----
Operating income...........................        16.7               15.5              10.0
Other income (expense), net................         3.2                0.5              (0.2)
                                                  -----              -----             -----
Income before income taxes.................        19.9               16.0               9.8
Provision (benefit) for income taxes.......         6.7               (1.0)              1.0
                                                  -----              -----             -----
Net income.................................        13.2%              17.0%              8.8%
                                                  =====              =====             =====

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

Sales. Sales increased 46.2% to $184.7 million in fiscal 2000 from $126.3 million in fiscal 1999. The increase was primarily attributable to increased demand for wireless products, as well as for products in emerging broadband data applications. Sales increased 8.1% to $126.3 million in fiscal 1999 from $116.9 million in fiscal 1998. The increase was primarily due to increased demand for wireless products and our penetration into additional handset platforms. Defense sales decreased to 7.8% of total sales in fiscal 2000 from 17.2% in fiscal 1999 and 17.6% in 1998, as we exit the defense market by offering last time buys to our customers and concluding existing contracts. Deliveries to Motorola represented 34.1% of our total sales in fiscal 2000 compared to 28.1% in fiscal 1999 and 24.7% in fiscal 1998.

Gross Profit. Gross profit increased 47.9% to $81.6 million in fiscal 2000 from $55.2 million in fiscal 1999. Gross margin increased to 44.2% in fiscal 2000 from 43.7% in fiscal 1999. These increases were primarily a result of improved operating efficiencies in our Wireless Semiconductor and Ceramics Groups, as both continued to leverage capacity and improve yields. Gross profit increased 25.2% to $55.2 million in fiscal 1999 from $44.1 million in fiscal 1998. Gross margin increased to 43.7% in fiscal 1999 from 37.7% in fiscal 1998. These increases were primarily due to improved operating efficiencies in all three business segments, particularly in Wireless Semiconductors, which continued to leverage capacity, improve yields and reduce material costs.

Research and Development Expenses. Research and development expenses increased 60.9% to $20.7 million or 11.3% of sales in fiscal 2000 from $12.9 million or 10.2% of sales in fiscal 1999. The increase in research and development expenses was primarily attributable to the development of processes and applications in the Wireless Semiconductor Products Group, as approximately 80% of our total research and development spending in fiscal 2000 was within this segment. Research and development expenses increased 28.4% to $12.9 million or 10.2% of sales in fiscal 1999 from $10.0 million or 8.6% of sales in fiscal 1998. Over 75% of our total research and development expenses in fiscal 1999 and 1998 were focused on the Wireless Semiconductor Products Group's efforts in developing GaAs integrated circuits and other high volume wireless products.

Selling and Administrative Expenses. Selling and administrative expenses increased 31.8% to $30.0 million or 16.2% of sales in fiscal 2000 from $22.8 million or 18.0% of sales in fiscal 1999. The increase in selling and administrative expenses was attributable to increased sales commissions and direct selling costs resulting from higher sales volumes, as well as increased expenses related to training, recruiting and an increased sales force. Because we have the infrastructure in place to support our sales growth, selling and administrative expenses as a percentage of sales declined in fiscal 2000 over fiscal 1999. Selling and administrative expenses increased 1.8% to $22.8 million or 18.0% of sales in fiscal 1999 from $22.4 million or 19.1% of sales in fiscal 1998. The increase in selling and administrative expenses was attributable to increased sales commissions resulting from higher sales volumes, while the decrease in selling and administrative expenses as a percentage of sales was attributable to our continued efforts to control administrative costs.

Other Income (Expense), Net. Interest expense in fiscal 2000 declined $154,000 when compared to fiscal 1999 as a result of a continuing decline in outstanding borrowings. The increase in interest income of $5.3 million in fiscal 2000 over fiscal 1999 was due to considerably higher levels of cash, cash equivalents and short-term investments. Other expenses increased $208,000 in fiscal 2000 compared to fiscal 1999 due to losses resulting from the disposal of equipment in fiscal 2000. Net other income in fiscal 1999 increased $911,000 compared to fiscal 1998 primarily due to increases in interest income as a result of higher levels of cash, cash equivalents and short-term investments.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Provision (Benefit) for Income Taxes. The provision for income taxes in fiscal 2000 was $12.4 million compared to an income tax benefit of $1.3 million in fiscal 1999. The fiscal 2000 provision reflects a tax rate of 34% while the fiscal 1999 benefit reflects a 10% tax rate offset by a $3.3 million tax benefit. The tax benefit of $3.3 million resulted from a reduction in the valuation allowance against deferred tax assets because of the expected use of net operating loss carryforwards in future periods. The benefit for income taxes in fiscal 1999 was $1.3 million compared to a provision for income taxes of $1.1 million in fiscal 1998. Our effective tax rate in fiscal 1998 was 10% due to the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for fiscal 2000, 1999 and 1998. See Note 9 to the consolidated financial statements.

                                                                          YEARS ENDED
                                                             APRIL 2,       MARCH 28,       MARCH 29,
                                                               2000           1999            1998
                                                            ---------     -----------       ---------
                                                                          (in thousands)
SALES
Wireless Semiconductor Products...........................  $118,779        $ 65,822        $ 52,612
Ceramic Products..........................................    36,054          25,540          27,151
Application Specific Products.............................    29,872          34,977          37,118
                                                            --------        --------        --------
                                                            $184,705        $126,339        $116,881
                                                            ========        ========        ========
OPERATING INCOME
Wireless Semiconductor Products...........................  $ 18,785        $  7,435        $  2,799
Ceramic Products..........................................     4,632           1,879           1,679
Application Specific Products.............................     7,492          10,241           7,210
                                                            --------        --------        --------
                                                            $ 30,909        $ 19,555        $ 11,688
                                                            ========        ========        ========

Wireless Semiconductor Products. Sales for the Wireless Semiconductor Products Group increased 80.5% to $118.8 million in fiscal 2000 from $65.8 million in fiscal 1999. The increase reflects a growing wireless market to include data, increased market penetration and gains in market share. Sales for the Wireless Semiconductor Products Group increased 25.1% to $65.8 million in fiscal 1999 from $52.6 million in fiscal 1998. The increase was primarily attributable to increased demand for wireless products and our penetration into additional handset platforms.

Operating income for the Wireless Semiconductor Group increased 152.7% to $18.8 million in fiscal 2000 from $7.4 million in fiscal 1999. The increase was primarily attributable to increased sales and improved operating efficiencies as this group continued to leverage capacity and control material costs. Additionally, as this group continued its development of processes and applications for the wireless market, it was able to control administrative costs. Operating income for the Wireless Semiconductor Products Group increased 165.6% to $7.4 million in fiscal 1999 from $2.8 million in fiscal 1998. The increase in operating income was primarily attributable to increased sales and improved operating efficiencies.

Ceramic Products. Sales for the Ceramics Group increased 41.2% to $36.1 million in fiscal 2000 from $25.5 million in fiscal 1999. The increase in sales was primarily attributable to growth in wireless infrastructure combined with added customer penetration, as well as an increasing demand from emerging broadband customers. Sales for the Ceramics Group decreased 5.9% to $25.5 million in fiscal 1999 from $27.2 million in fiscal 1998. The decrease was primarily attributable to a decreased level of sales for the first half of fiscal 1999 mainly due to lower than expected demand for wireless infrastructure and price competition from Japanese competitors whose currency declined in value against the U.S. dollar.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Operating income for the Ceramics Group increased 146.5% to $4.6 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase in operating income was primarily attributable to an increase in sales and improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation. Operating income for the Ceramics Group increased 11.9% to $1.9 million in fiscal 1999 from $1.7 million in fiscal 1998. The increase in operating income was primarily attributable to reduced material costs and improved operating efficiencies.

Application Specific Products. Sales for the Application Specific Products Group decreased 14.6% to $29.9 million in fiscal 2000 from $35.0 million in fiscal 1999. Sales continue to decline as we exit non-strategic businesses and focus our efforts on the broadband and wireless markets. Sales for the Application Specific Products Group decreased 5.8% to $35.0 million in fiscal 1999 from $37.1 million in fiscal 1998. The decrease was primarily attributable to our increasing focus on the commercial market and a continuing shift away from the defense market.

Operating income for the Application Specific Products Group decreased 26.8% to $7.5 million in fiscal 2000 from $10.2 million in fiscal 1999. This group continued to realign its cost structure to current volumes, reporting a gross margin of over 50% and operating margin of over 25% for fiscal 2000. Operating income for the Application Specific Products Group increased 42.0% to $10.2 million in fiscal 1999 from $7.2 million in fiscal 1998. The increase in operating income was primarily attributable to improved operating efficiencies, including improved yields and reduced material costs. In addition, the Group's selling and administrative activities were significantly reduced as the Group continued to focus on controlling costs.

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2000, we had working capital of $163.4 million, including $140.0 million in cash, cash equivalents and short-term investments. In fiscal 2000, operations generated $38.9 million of cash primarily attributable to net income of $24.4 million. In addition, we effectively managed working capital as evidenced by an increase in average annual inventory turns to 9.9 in fiscal 2000 compared to 8.5 in fiscal 1999 and a decrease in average annual days sales outstanding to 55 days in fiscal 2000 compared to 60 days in fiscal 1999. In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Uses of cash included $34.6 million for capital expenditures, $109.3 million for net purchases of short-term investments and $1.2 million for the repayment of long-term debt.

Of the $34.6 million in capital expenditures, approximately $28.3 million was related to the Wireless Semiconductor Products Group as we continued our investment in the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas. In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC facility in Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full productivity. The second phase of this project has been accelerated due to continued increase in demand for our GaAs products. The second phase, which involves the installation of additional production equipment within the existing facility, is expected to be complete by the end of the summer of 2000 at an estimated total cost of $12 million. We are in the initial stages of the third phase of this project, which involves the conversion of our Massachusetts GaAs IC facility to allow us to manufacture product on six inch wafers. We expect to complete this phase within twelve to fifteen months. Improvements in manufacturing capabilities at the ceramics facility accounted for approximately $4.2 million of capital expenditures.

In November 1999, we entered into a $10 million revolving credit agreement, which expires on October 31, 2000. There were no borrowings under this agreement at April 2, 2000. We expect to continue to maintain a debt facility upon expiration of this agreement.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Substantially all of the proceeds have been invested in commercial paper and securities issued by various federal agencies and corporations. The net proceeds may be used for the purchase of equipment, the expansion of facilities and the acquisition of businesses, technologies or products that complement our business.

On February 11, 2000, we announced that we had signed a definitive agreement to acquire privately-held Network Device, Inc. of Sunnyvale, California. The acquisition, which was completed on April 24, 2000, will be accounted for as a pooling-of-interests.

We believe that anticipated cash from operations, available funds and borrowings under our revolving credit agreement, together with the net proceeds from our recent stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements at least through fiscal 2001.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended April 2, 2000.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Instruments" establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 will be effective for our fiscal year 2002. We are currently evaluating the effects of SFAS No. 133. We do not expect this statement to have a material effect on our consolidated financial position, results of operations or cash flow.

FORWARD-LOOKING STATEMENTS

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

OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. A significant portion of our sales in each fiscal period has been concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers decreases its orders, our business would be materially and adversely affected. In recent periods, sales to our major customers as a percentage of total sales have increased. In fiscal 2000, sales to our five largest customers accounted for 50.9% of our sales, with Motorola accounting for 34.1% of sales. Our future operating results depend on the success of these customers and our success in selling products to them.

OUR SALES VOLUME IS AFFECTED BY OUR OEM CUSTOMERS' SALES VOLUME. A substantial portion of our sales is derived from sales of products to OEMs. These OEMs demand highly reliable products and often require up to several months to evaluate and test our integrated circuits and devices before deciding to design them into their products. If our products are designed into an OEM's product, our sales volume will depend upon the commercial success and the length of the product cycle of the OEM's product.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


DIFFICULTIES IN PRODUCTION WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Our products are very complex, have sophisticated designs and are manufactured using highly complex process technologies. Difficulties in production can occur which would limit our ability to ship product and adversely affect our operating results. In most cases, our products are customized for our customers who insist that our products meet their exact specifications for quality, performance and reliability. If we are unable to manufacture to our customers' specifications, our operating results will suffer.

OUR OPERATING RESULTS ARE DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS. Our future success will depend on our ability to develop new products in a timely and cost-effective manner. The development of our new products is highly complex. We have historically experienced delays in completing the development and introduction of new products. The successful development and introduction of new products depends on a number of factors, including our timely completion of product designs and development, our ability to develop manufacturing processes for new products, and commercial acceptance of our new products and enhancements.

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

OUR OPERATING RESULTS WOULD SUFFER IF ONE OF OUR KEY SUPPLIERS FAILS TO DELIVER MATERIALS OR SERVICES FOR THE FABRICATION OF OUR PRODUCTS. We currently procure certain materials and services for our products from one or a limited number of suppliers. For example, we procure GaAs substrates, a critical raw material, from a small number of suppliers. In addition, we obtain some GaAs wafers from a single external foundry. Further, we procure silicon substrates for semiconductors and certain chemical powders for ceramic

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


manufacturing from single sources. We purchase these materials and services on a purchase order basis. We do not carry significant inventories or have any long-term supply contracts with our vendors. Our inability to obtain these materials or services in required quantities or in acceptable quality would result in significant delays or reductions in product shipments. This would materially and adversely affect our operating results.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our sales, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future primarily as a result of the timing and receipt of our customers' orders and the potential for delay or deferral of customer implementation of our technology into their products.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY OUR FAILURE TO FURTHER DEVELOP GaAS HBT TECHNOLOGY. We have acquired GaAs HBT technology through the acquisition of NDI. We are continuing to develop this GaAs HBT process technology primarily to manufacture power amplifiers and certain other components. We believe GaAs HBT components will be successfully designed into wireless telephone and wireless data handsets. While NDI provides manufacturing capacity and advanced process capabilities, we cannot guarantee that our efforts will result in commercially successful GaAs HBT products in the anticipated time or on budget. Certain of our competitors are already offering this capability and our customers may purchase their requirements for these products from our competitors. Our business and prospects could be materially and adversely affected by our failure to further develop and successfully manufacture this technology on schedule.

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

THERE MAY BE UNANTICIPATED COSTS ASSOCIATED WITH INCREASING OUR CAPACITY. We anticipate that any future growth of our business will require increased manufacturing capacity. In response to this need, we are currently expanding our production capacity by adding manufacturing equipment, and we have begun to

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

implement a conversion of our Massachusetts GaAs IC fabrication facility to six-inch wafers. We may be required to purchase significant additional equipment or further expand our facilities if the increased demand for our products that we experienced in fiscal 2000 continues. Expansion activities such as these are subject to a number of risks, including:

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

OUR INTERNATIONAL SALES COULD DECLINE AS A RESULT OF CURRENCY EXCHANGE FLUCTUATIONS AND OTHER FACTORS. Our sales outside of the United States were approximately $84.8 million in fiscal 2000, $45.8 million in fiscal 1999 and $39.2 million in fiscal 1998. Because most of our foreign sales are denominated in United States dollars, our products, particularly our ceramics products, become less price competitive with products manufactured by competitors based in countries whose currencies decline in value against the dollar. International sales involve a number of additional risks, including:

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

WE MAY HAVE DIFFICULTY IN MANAGING AND INTEGRATING ACQUISITIONS. From time to time, we explore opportunities to acquire businesses to expand our production capacity and our product offerings, such as our acquisition of NDI. Acquisitions involve numerous risks, including:

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

The Company handles market risks in accordance with established policies. The Company's risk-management activities include "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

INVESTMENT PRICE RISK
The fair value of the Company's short-term investment portfolio at April 2, 2000, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is not considered to be material because of the short-term nature of the investments.

INTEREST RATE RISK
The carrying value of the Company's long-term debt, including current maturities, was $456,000 at April 2, 2000. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the year-end carrying value.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
================================================================================

Consolidated Balance Sheets - April 2, 2000 and March 28, 1999..............  21

Consolidated Statements of Operations - Years ended April 2, 2000,
March 28, 1999 and March 29, 1998...........................................  22

Consolidated Statements of Cash Flows - Years ended April 2, 2000,
March 28, 1999 and March 29, 1998...........................................  23

Consolidated Statements of Stockholders' Equity - Years ended April 2, 2000,
March 28, 1999 and March 29, 1998...........................................  24

Quarterly Financial Data (unaudited) - Fiscal 2000 and Fiscal 1999..........  25

Notes to Consolidated Financial Statements..................................  26

Independent Auditors' Report................................................  41

================================================================================

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)



                                                                     APRIL 2,    MARCH 28,
                                                                       2000        1999
==========================================================================================
Assets
   Current assets
      Cash and cash equivalents..................................    $ 20,884    $ 14,029
      Short-term investments.....................................     119,071       9,731
      Accounts receivable, trade, less allowance
          for doubtful accounts of $796 and $741.................      32,955      22,972
      Inventories (Note 2).......................................      12,034       8,773
      Prepayments and other current assets.......................       2,399         796
      Deferred income taxes......................................       2,798       6,522
                                                                     --------    --------
               Total current assets..............................     190,141      62,823
                                                                     --------    --------
   Property, plant and equipment
      Land, building and improvements............................      31,389      26,925
      Machinery and equipment....................................     101,653      77,776
                                                                     --------    --------
                                                                      133,042     104,701
      Less-accumulated depreciation and amortization.............      65,984      62,204
                                                                     --------    --------
                                                                       67,058      42,497
                                                                     --------    --------
   Other assets..................................................       1,905       1,361
                                                                     --------    --------
               Total assets......................................    $259,104    $106,681
                                                                     ========    ========

Liabilities and Stockholders' Equity
   Current liabilities
      Current maturities of long-term debt (Note 3)..............    $    111    $    912
      Accounts payable...........................................      19,264      10,700
      Accrued liabilities
          Payroll, commissions and related expenses..............       7,132       7,292
          Other..................................................         198       1,232
                                                                     --------    --------
               Total current liabilities.........................      26,705      20,136
                                                                     --------    --------
   Long-term debt (Note 3).......................................         345         713
   Other long-term liabilities...................................       2,199       1,626
   Deferred income taxes.........................................       3,301       3,192
                                                                     --------    --------

   Commitments and contingencies (Note 7)
   Stockholders' equity (Notes 3 and 5)
      Common stock par value $0.25 per share; authorized
          100,000,000 shares; issued 39,911,514 and 32,102,622...       9,978       8,026
      Additional paid-in capital.................................     173,988      54,859
      Retained earnings..........................................      42,656      18,276
                                                                     --------    --------
                                                                      226,622      81,161
      Less - Treasury shares 64,786 and 124,758 at cost..........          68         133
      Unearned compensation-restricted stock.....................         ---          14
                                                                     --------    --------
               Total stockholders' equity........................     226,554      81,014
                                                                     --------    --------
               Total liabilities and stockholders' equity........    $259,104    $106,681
                                                                     ========    ========
==========================================================================================


The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                 YEARS ENDED
                                                   APRIL 2,       MARCH 28,      MARCH 29,
                                                     2000           1999           1998
===========================================================================================

Sales .......................................     $ 184,705      $ 126,339      $ 116,881
                                                  ---------      ---------      ---------
Cost of sales ...............................       103,065         71,131         72,799
Research and development expenses ...........        20,728         12,886         10,035
Selling and administrative expenses .........        30,003         22,767         22,359
                                                  ---------      ---------      ---------
            Total operating expenses ........       153,796        106,784        105,193
                                                  ---------      ---------      ---------
Operating income ............................        30,909         19,555         11,688
Other income (expense)
    Interest expense ........................          (113)          (267)          (471)
    Interest income .........................         6,287            993            396
    Other expense, net ......................          (264)           (56)          (166)
                                                  ---------      ---------      ---------
            Total other income (expense) ....         5,910            670           (241)
                                                  ---------      ---------      ---------
Income before income taxes ..................        36,819         20,225         11,447
Provision (benefit) for income taxes (Note 4)        12,439         (1,265)         1,145
                                                  ---------      ---------      ---------
Net income ..................................     $  24,380      $  21,490      $  10,302
                                                  =========      =========      =========

Net income per share basic ..................     $    0.64      $    0.68      $    0.34
                                                  =========      =========      =========

Net income per share diluted ................     $    0.61      $    0.66      $    0.33
                                                  =========      =========      =========

Weighted average common shares basic ........        37,994         31,649         30,603
                                                  =========      =========      =========

Weighted average common shares diluted ......        40,032         32,701         31,423
                                                  =========      =========      =========

===========================================================================================


The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                              YEARS ENDED
                                                                                 APRIL 2,       MARCH 28,    MARCH 29,
                                                                                   2000           1999         1998
======================================================================================================================
CASH PROVIDED BY OPERATIONS:
      Net income ..........................................................     $  24,380      $ 21,490      $ 10,302
      Adjustments to reconcile net income to net cash provided
         by operations:
         Depreciation and amortization of property, plant and equipment ...         9,891         7,851         6,742
         Deferred income taxes ............................................        10,860        (2,627)           --
         Amortization of unearned compensation - restricted stock .........            14            90            31
         Loss on sales and retirements of property, plant and equipment ...           132            12           132
         (Increase) decrease in other assets ..............................          (572)         (285)          375
         Increase (decrease) in other liabilities and long-term benefits ..           573          (744)          884
         Issuance of treasury stock to 401(k) plan ........................         1,120           960           833
         Changes in operating assets and liabilities:
             Accounts receivable ..........................................        (9,983)       (4,472)       (1,481)
             Inventories ..................................................        (3,261)         (832)        2,326
             Prepayments and other current assets .........................        (1,603)           87           (26)
             Accounts payable .............................................         8,564         4,975           105
             Accrued liabilities ..........................................        (1,194)         (979)        2,631
             Repositioning reserve ........................................            --            --        (1,106)
                                                                                ---------      --------      --------
         Net cash provided by operations ..................................        38,921        25,526        21,748
                                                                                ---------      --------      --------
CASH USED IN INVESTING:
      Additions to property, plant and equipment excluding capital leases .       (34,584)      (17,730)      (11,039)
      Purchases of short-term investments .................................      (220,181)      (17,943)       (2,335)
      Maturities of short-term investments ................................       110,841         9,705         2,060
      Proceeds from sale of property, plant and equipment .................            --            34           109
                                                                                ---------      --------      --------
         Net cash used in investing .......................................      (143,924)      (25,934)      (11,205)
                                                                                ---------      --------      --------
CASH PROVIDED BY (USED IN) FINANCING:
      Payments on notes payable ...........................................        (1,169)       (1,876)       (3,044)
      Payments on capital lease obligations ...............................            --            (8)         (230)
      Deferred charges related to long-term debt ..........................            28            16             2
      Exercise of stock options and warrants ..............................         3,393         1,724         1,400
      Proceeds from sale of stock .........................................       109,606           225           138
      Repurchase of treasury shares .......................................            --            --          (268)
                                                                                ---------      --------      --------
         Net cash provided by (used in) financing .........................       111,858            81        (2,002)
                                                                                ---------      --------      --------
      Net increase (decrease) in cash and cash equivalents ................         6,855          (327)        8,541
      Cash and cash equivalents, beginning of year ........................        14,029        14,356         5,815
                                                                                ---------      --------      --------
      Cash and cash equivalents, end of year ..............................     $  20,884      $ 14,029      $ 14,356
                                                                                =========      ========      ========

======================================================================================================================

Supplemental disclosure of non-cash operating activity:
      Tax benefit from the exercise of stock options.......................     $   7,027      $    703      $     --
                                                                                =========      ========      ========

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                              RETAINED                UNEARNED
                                                                ADDITIONAL    EARNINGS              COMPENSATION
                                              COMMON STOCK       PAID-IN    (ACCUMULATED  TREASURY   RESTRICTED
                                          SHARES    PAR VALUE    CAPITAL      DEFICIT)      STOCK      STOCK
================================================================================================================
Balance at March 30, 1997 ...........     30,380     $7,593     $ 49,578     $(13,516)     $(195)     $(74)
Net income ..........................         --         --           --       10,302         --        --
Employee Stock Purchase Plan ........         59         15          123           --         --        --
Amortization of unearned compensation
  restricted stock ..................         --         --           --           --         --        31
Issuance of 248,340 treasury shares
  to 401(k) plan ....................         --         --          685           --        148        --
Repurchase of 65,508 shares .........         --         --           --           --       (268)       --
Exercise of stock options ...........      1,046        262          950           --         --        --
Exercise of stock warrants ..........        150         38          150           --         --        --
                                          ------     ------     --------     --------      -----      ----
Balance at March 29, 1998 ...........     31,635      7,908       51,486       (3,214)      (315)      (43)

Net income ..........................         --         --           --       21,490         --        --
Employee Stock Purchase Plan ........         52         13          212           --         --        --
Issuance of restricted stock ........         12          3           58           --         --       (61)
Amortization of unearned compensation
  restricted stock ..................         --         --           --           --         --        90
Issuance of 175,828 treasury shares
  to 401(k) plan ....................         --         --          778           --        182        --
Exercise of stock options ...........        404        102        1,622           --         --        --
Tax benefit from the exercise of
  stock options .....................         --         --          703           --         --        --
                                          ------     ------     --------     --------      -----      ----
Balance at March 28, 1999 ...........     32,103      8,026       54,859       18,276       (133)      (14)

Net income ..........................         --         --           --       24,380         --        --
Employee Stock Purchase Plan ........         21          5          283           --         --        --
Amortization of unearned compensation
  restricted stock ..................         --         --           --           --         --        14
Issuance of 59,972 treasury shares to
  401(k) plan .......................         --         --        1,055           --         65        --
Exercise of stock options ...........      1,159        290        3,103           --         --        --
Proceeds from stock offering ........      6,629      1,657      107,661           --         --        --
Tax benefit from the exercise of
  stock options .....................         --         --        7,027           --         --        --
                                          ------     ------     --------     --------      -----      ----
Balance at April 2, 2000 ............     39,912     $9,978     $173,988     $ 42,656      $ (68)     $ --
                                          ======     ======     ========     ========      =====      ====

================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


QUARTERLY FINANCIAL DATA
(unaudited)
(In thousands, except per share data)

                                     FIRST       SECOND        THIRD       FOURTH
                                    QUARTER      QUARTER      QUARTER      QUARTER        YEAR
================================================================================================
FISCAL 2000
  Sales..........................   $38,605      $41,769      $47,463      $56,868      $184,705
  Gross profit...................    17,105       18,413       20,979       25,143        81,640
  Net income ....................     4,389        5,384        6,297        8,310        24,380
  Per share data
      Net income basic...........       .13          .14          .16          .21           .64
      Net income diluted.........       .12          .13          .15          .20           .61
  Market price range
     High........................    23.125       28.906       33.125       74.734        74.734
     Low.........................     8.938       21.500       23.875       27.016         8.938

FISCAL 1999
  Sales..........................   $29,955      $29,626      $32,489      $34,269      $126,339
  Gross profit...................    12,823       12,863       14,338       15,184        55,208
  Net income ....................     3,974        4,216        4,772        8,528        21,490
  Per share data
      Net income basic...........       .13          .13          .15          .27           .68
      Net income diluted.........       .12          .13          .15          .25           .66
  Market price range
     High........................     6.167         5.50       11.208       13.375        13.375
     Low.........................     4.125        3.167        3.167        7.125         3.167

================================================================================================

The Company's common stock is traded on the NASDAQ Stock Market under the symbol AHAA. The number of stockholders of record as of May 31, 2000 was approximately 800.

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

Fiscal Year:
      The Company's fiscal year ends on the Sunday closest to March 31. There were 53 weeks in fiscal 2000 and 52 weeks in fiscal 1999 and 1998.

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

Revenue Recognition:
      Revenue is recognized when a product is shipped.

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

      The Company's short-term investments are classified as held-to-maturity. These investments consist primarily of commercial paper and securities issued by various federal agencies and corporations with original maturities of more than 90 days. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.

Inventories:
      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment:
      Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method for financial reporting and accelerated methods for tax purposes.

      Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

      During fiscal 2000 and 1999, the Company removed $6.0 million and $6.5 million, respectively, of fully depreciated fixed assets from the related property, plant and equipment and accumulated depreciation accounts.

Fair Value of Financial Instruments:
      Financial instruments of the Company consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates their fair value because of the short maturity of these instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates its carrying amount. The Company does not currently use derivative instruments.

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

Net Income Per Common Share:
      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options, if their effect is dilutive, using the treasury stock method.

      A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the following years:

                                                        YEARS ENDED
                                               -------------------------------
                                               APRIL 2,   MARCH 28,   MARCH 29,
                                                 2000        1999       1998
                                               --------   --------    ---------
                                                      (in thousands)
      Weighted average shares (basic)......    37,994      31,649      30,603
      Effect of dilutive stock options.....     2,038       1,052         820
                                               ------      ------      ------
      Weighted average shares (diluted)....    40,032      32,701      31,423
                                               ======      ======      ======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:
      The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. This Statement has not had a material impact on the Company's financial position, results of operations, or liquidity.

Stock Option Plans:
      The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provides disclosure related to its stock-based compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Comprehensive Income:
      During fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is a financial statement presentation standard, which requires the Company to disclose non-owner changes included in equity but not included in net income or loss. There were no differences between net income and comprehensive income for fiscal 2000, 1999 and 1998.

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

NOTE 2    INVENTORIES

                                               APRIL 2,     MARCH 28,
Inventories consisted of the following:          2000         1999
                                               --------     ---------
                                                   (in thousands)
Raw materials...........................       $ 3,591        $3,852
Work-in-process.........................         7,397         3,034
Finished goods..........................         1,046         1,887
                                               -------        ------
                                               $12,034        $8,773
                                               =======        ======

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3     BORROWING ARRANGEMENTS AND COMMITMENTS

LINES OF CREDIT

In November 1999, the Company entered into a $10.0 million unsecured Revolving Credit Agreement which expires on October 31, 2000. A commitment fee of 1/4% per year is due quarterly under the Agreement. The agreement includes various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. There were no borrowings under this Agreement at April 2, 2000.


LONG-TERM DEBT
                                                 APRIL 2,     MARCH 28,
Long-term debt consisted of the following:         2000         1999
                                                 --------     ---------
                                                    (in thousands)
    Equipment Term Note (a)..................     $ --         $  689
    Industrial Revenue Bond (b)..............       --            334
    CDBG Grant (c)...........................      456            602
                                                  ----         ------
                                                   456          1,625
    Less - current maturities................      111            912
                                                  ----         ------
                                                  $345         $  713
                                                  ====         ======


a. The equipment term note was at LIBOR (4.963% at March 28, 1999) plus 1.5%. This note was collateralized by the assets of the Company, excluding real property, not otherwise collateralized. Principal payments of approximately $138,000 plus interest were due monthly until August 1999.

b. An industrial revenue bond was held by the Farmers and Mechanics National Bank. The interest rate on this bond was prime (7.75% at March 28, 1999). This bond was repaid in full during fiscal 2000.

c. The Company obtained a ten year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows:

           FISCAL YEAR
           -----------                     (in thousands)
           2002............................    $ 120
           2003............................      126
           2004............................       99
                                               -----
                                               $ 345


Cash payments for interest were $151,000, $253,000 and $492,000, in fiscal 2000, 1999 and 1998, respectively.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4     INCOME TAXES

Income before income taxes consisted of:

                                                 YEARS ENDED
                                   ------------------------------------------
                                   APRIL 2,       MARCH 28,         MARCH 29,
                                     2000            1999             1998
                                   --------       ---------         ---------
                                                (in thousands)
    Domestic.....................  $ 36,501       $ 19,443          $ 11,027
    Foreign......................       318            782               420
                                   --------       --------          --------
    Total........................  $ 36,819       $ 20,225          $ 11,447
                                   ========       ========          ========

The income tax provision (benefit) consisted of the following:

    FISCAL 2000                     CURRENT       DEFERRED           TOTAL
    -----------                    --------       --------          --------
                                               (in thousands)
    Federal......................  $  8,202       $  3,934          $ 12,136
    State........................       305           (101)              204
    Foreign......................        99             --                99
                                   --------       --------          --------
    Total........................  $  8,606       $  3,833          $ 12,439
                                   ========       ========          ========

    FISCAL 1999                     CURRENT       DEFERRED           TOTAL
    -----------                    --------       --------          --------
                                               (in thousands)
    Federal......................  $    447       $ (2,530)         $ (2,083)
    State........................       670            (97)              573
    Foreign......................       245             --               245
                                   --------       --------          --------
    Total........................  $  1,362       $ (2,627)         $ (1,265)
                                   ========       ========          ========

    FISCAL 1998                     CURRENT       DEFERRED           TOTAL
    -----------                    --------       --------          --------
                                               (in thousands)
    Federal......................  $    221       $     --          $    221
    State........................       683             --               683
    Foreign......................       241             --               241
                                   --------       --------          --------
    Total........................  $  1,145       $     --          $  1,145
                                   ========       ========          ========

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4     INCOME TAXES (CONTINUED)

Income tax expense (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rates of 35% to pretax income in fiscal years 2000 and 1999 and 34% in fiscal year 1998 as a result of the following:

                                                                  YEARS ENDED
                                                      ------------------------------------
                                                      APRIL 2,     MARCH 28,     MARCH 29,
                                                       2000          1999         1998
                                                      --------     --------      ---------
                                                                (in thousands)

Tax expense at U.S. statutory rate .............     $ 12,887      $ 7,079      $ 3,892
Alternative minimum tax ........................           --           --          221
Foreign sales corporation ......................         (416)          --           --
Foreign tax rate difference ....................          (12)         (29)          --
State income taxes, net of federal benefit .....          133          372          451
Change in valuation allowance ..................           40       (9,298)      (3,375)
Net U.S. tax on distribution of foreign earnings          216           --           --
Other, net .....................................         (409)         611          (44)
                                                     --------      -------      -------
Total ..........................................     $ 12,439      $(1,265)     $ 1,145
                                                     ========      =======      =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               APRIL 2,     MARCH 28,
                                                                2000          1999
                                                               -------      -------
                                                                   (in thousands)
Deferred tax assets:
  Accounts receivable due to bad debts ...................     $   234      $   242
  Inventories due to reserves and inventory capitalization         981        1,377
  Accrued liabilities ....................................         965          892
  Deferred compensation ..................................         777          670
  Net operating loss carryforward ........................          --        3,687
  Minimum tax credit and state tax credit carryforwards ..       1,819        1,007
                                                               -------      -------
    Total gross deferred tax assets ......................       4,776        7,875
    Less valuation allowance .............................        (870)        (830)
                                                               -------      -------
    Net deferred tax assets ..............................       3,906        7,045
                                                               -------      -------
Deferred tax liabilities:
  Property, plant and equipment due to depreciation ......      (4,193)      (3,715)
  Net U.S. tax on distribution of foreign earnings .......        (216)          --
                                                               -------      -------
    Total gross deferred tax liability ...................      (4,409)      (3,715)
                                                               -------      -------
Net deferred tax assets (liabilities) ....................     $  (503)     $ 3,330
                                                               =======      =======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4     INCOME TAXES (CONTINUED)

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows:

                                            APRIL 2,     MARCH 28,
                                              2000         1999
                                            --------     ---------
                                                (in thousands)

Current deferred tax assets                  $2,798       $6,522
Non-current deferred tax liabilities          3,301        3,192
                                             ------       ------
    Net deferred tax assets (liabilities)    $ (503)      $3,330
                                             ======       =======

The valuation allowance for deferred tax assets as of April 2, 2000 and March 28, 1999 was $870,000 and $830,000, respectively. The net change in the total valuation allowance for the years ended April 2, 2000 and March 28, 1999 was an increase of $40,000 and a decrease of $9.3 million, respectively. During fiscal 1999, the valuation allowance was reduced to reflect the deferred tax assets utilized in fiscal 1999 to reduce current income taxes and to recognize additional net deferred tax asset. The Company has minimum tax credit carryforwards of approximately $646,000, which are available to reduce future federal regular income taxes over an indefinite period. In addition, the Company has state tax credit carryforwards of $870,000, which are available to reduce state income taxes over an indefinite period.

Cash payments for income taxes were $3.3 million, $915,000 and $342,000 in fiscal 2000, 1999 and 1998, respectively.

During fiscal 2000, the Company recognized a deferred tax liability of approximately $216,000 for the planned repatriation of undistributed earnings of its 100 percent owned foreign subsidiaries. The $216,000 provides for the tax on the foreign retained earnings, net of U.S. tax credits for non-U.S. taxes.

NOTE 5     COMMON STOCK

COMMON STOCK SPLIT

On January 27, 2000, the Board of Directors approved a two-for-one split of the Company's common stock, subject to stockholder approval of an increase in the Company's authorized shares from 30 million to 100 million. On March 28, 2000, the increase in authorized shares was approved at a Special Meeting of Stockholders. The two-for-one split was effected in the form of a stock dividend paid on April 19, 2000 to shareholders of record as of March 29, 2000. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. All share and per share data in these consolidated financial statements and related footnotes has been restated to reflect the stock split on a retroactive basis for all periods presented.

LONG-TERM INCENTIVE PLANS

The Company adopted a long-term incentive plan in 1999 pursuant to which non-qualified stock options may be granted. The Company also adopted long-term incentive plans in 1986 and 1996 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     COMMON STOCK (CONTINUED)

         Common Stock Options
         These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary at the discretion of the Compensation Committee but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant. A total of 9,750,000 shares are authorized for grant under the Company's long-term incentive plans. The number of common shares reserved for granting of future awards was 1,818,588 at April 2, 2000.

         Restricted Stock Awards
         No restricted shares of the Company's common stock were issued during fiscal 2000 and 1998. During fiscal 1999, a total of 12,132 restricted shares of the Company's common stock were granted to certain employees. The market value of these shares was $61,000 and the vesting period was one year. This amount was recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation was being amortized to expense over the vesting period and such expense amounted to $14,000, $90,000, and $31,000 in fiscal 2000, 1999 and 1998, respectively.

LONG-TERM COMPENSATION PLAN

On October 1, 1990, the Company adopted a Supplemental Executive Retirement Plan for certain key executives. There was no compensation expense in fiscal 2000 and compensation expense was $27,000 and $127,000 in fiscal 1999 and 1998, respectively.

A summary of stock option and restricted stock award transactions follows:

                                                            WEIGHTED AVERAGE
                                                            EXERCISE PRICE OF
                                                SHARES      SHARES UNDER PLAN
                                              ----------    -----------------

Balance outstanding at March 30, 1997.....     3,166,410        $ 2.07
                                              ----------

    Granted...............................       780,000          3.79
    Exercised.............................    (1,037,982)         1.15
    Restricted............................       (34,998)          ---
    Cancelled.............................       (87,098)         3.06
                                              ----------

Balance outstanding at March 29, 1998.....     2,786,332          2.83
                                              ----------

    Granted...............................       976,132          4.03
    Exercised.............................      (358,910)         2.53
    Restricted............................       (32,008)          ---
    Cancelled.............................       (85,500)         3.26
                                              ----------

Balance outstanding at March 28, 1999.....     3,286,046          3.23
                                              ----------

    Granted...............................     1,340,458         18.49
    Exercised.............................    (1,075,106)         2.79
    Restricted............................       (32,134)          ---
    Cancelled.............................      (168,620)         6.57
                                              ----------

Balance outstanding at April 2, 2000......     3,350,644        $ 9.34
                                              ==========

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     COMMON STOCK (CONTINUED)

Options exercisable at the end of each fiscal year:

                                                  WEIGHTED AVERAGE
                                  SHARES           EXERCISE PRICE
                                 -------          ----------------
2000........................     837,864               $ 5.91
1999........................     827,920               $ 2.40
1998........................     688,066               $ 1.98


The following table summarizes information concerning currently outstanding and exercisable options as of April 2, 2000:

                                     WEIGHTED
                                     AVERAGE       WEIGHTED
                                    REMAINING      AVERAGE                        WEIGHTED
RANGE OF EXERCISE     NUMBER       CONTRACTUAL    OUTSTANDING      OPTIONS        AVERAGE
    PRICES          OUTSTANDING    LIFE (YEARS)   OPTION PRICE    EXERCISABLE   EXERCISE PRICE
-----------------   -----------    -----------    ------------    -----------   --------------
$ 0.92 - $10.00      2,199,194        7.44          $ 3.87         687,264          $ 3.62
$10.01 - $20.00        874,750        9.09          $16.71         150,600          $16.34
$20.01 - $30.00        214,000        9.52          $26.43             ---             ---
$30.01 - $40.00         36,500        9.66          $30.28             ---             ---
$40.01 - $50.00         12,000        9.83          $44.34             ---             ---
$50.01 - $60.00          5,200        9.86          $55.68             ---             ---
$60.01 - $67.00          9,000        9.93          $66.02             ---             ---
                     ---------                                     -------
                     3,350,644                                     837,864
                     =========                                     =======



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income would have been as follows:

                                                                    YEARS ENDED
                                                      --------------------------------------
                                                      APRIL 2,       MARCH 28,     MARCH 29,
                                                        2000           1999          1998
                                                      --------       ---------     ----------
                                                                 (in thousands)

  Net income ...................... As reported       $24,380        $21,490       $10,302
                                                      =======        =======       =======
                                    Pro forma         $21,526        $20,433       $ 9,650
                                                      =======        =======       =======

  Net income per share diluted..... As reported       $  0.61        $  0.66       $  0.33
                                                      =======        =======       =======
                                    Pro forma         $  0.54        $  0.62       $  0.31
                                                      =======        =======       =======

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5     COMMON STOCK (CONTINUED)

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

The fair value of each option grant was estimated on the grant date using the Black Scholes Option Pricing Model with the following weighted average assumptions:

                                               2000     1999      1998
                                               ----     ----      ----

Expected volatility......................       69%      85%       71%
Risk free interest rate..................        6%       5%        6%
Dividend yield...........................       ---      ---       ---
Expected option life (years).............       3.0      4.0       4.4


Weighted average fair value of options granted during the year:

2000.....................................                    $ 6.18
1999.....................................                    $ 1.88
1998.....................................                    $ 2.33


STOCK PURCHASE WARRANTS

In April 1994, the Company issued 150,000 stock purchase warrants. During fiscal 1998, all 150,000 stock purchase warrants were exercised.

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

The Company has two stock option plans for non-employee directors -- the 1994 Non-Qualified Stock Option Plan and the 1997 Non-Qualified Stock Option Plan. Under the two plans, a total of 450,000 shares have been authorized for option grants. The two plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new Director receives a total of 45,000 options upon becoming a member of the Board; and continuing Directors receive 15,000 options after each Annual Meeting of Shareholders. Under both of these plans the option price is the fair market value at the time the option is granted. Options become exercisable 20% per year beginning one year from the date of grant. During fiscal 2000, 105,000 options were granted with 45,000 granted at a price of $16.36 and 60,000 granted at a price of $27.28. During fiscal 1999 and 1998, 60,000 and 225,000 shares were granted at prices of $6.59 and $5.17, respectively. At April 2, 2000, a total of 450,000 options have been granted under these two plans. During fiscal 2000, 84,000 options were exercised at a weighted average exercise price of $4.70. At April 2, 2000, 36,000 shares were exercisable.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plan provides for purchases by employees of up to an aggregate of 900,000 shares through December 31, 2001. Shares of 21,086, 51,506 and 59,280 were purchased under this plan in fiscal 2000, 1999 and 1998, respectively.

NOTE 6     EMPLOYMENT BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company's employees who are at least 21 years old and have completed six months of service (1,000 hours in a 12 month period) with the Company are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service, the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 2000, 1999 and 1998, the Company contributed 39,374, 161,336 and 185,242 shares, respectively, of the Company's common stock valued at $1.2 million, $995,000 and $833,000, to fund the Company's obligation under the 401(k) plan.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $1.4 million, $1.3 million and $1.8 million in fiscal 2000, 1999 and 1998, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases are as follows:


     FISCAL YEAR                                    (in thousands)
     -----------                                    --------------
     2001  .......................................    $   741
     2002  .......................................        524
     2003  .......................................        323
     2004  .......................................         21
     Thereafter...................................         --
                                                      -------
                                                      $ 1,609
                                                      =======


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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 8      RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, a beneficial owner of the Company's common stock, purchased approximately $7.4 million of products during fiscal 2000 and 1999 and $8.9 million of products during fiscal 1998.

NOTE 9   SEGMENT INFORMATION

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

The Company is organized into three reportable segments as follows:

Wireless Semiconductor Products:
      The Wireless Semiconductor segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors to the global market for wireless telephone handsets and broadband data applications.

Ceramic Products:
      The Ceramics segment designs and manufactures technical ceramic and magnetic products for wireless telephony infrastructure and other wireless markets.

Application Specific Products:
      The Application Specific segment designs and manufactures a broad range of gallium arsenide and silicon devices and components to broadband data and satellite communications markets.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9   SEGMENT INFORMATION (CONTINUED)

The table below presents selected financial data by business segment for fiscal 2000, 1999 and 1998. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."



                                               YEARS ENDED
                                    -----------------------------------
                                    APRIL 2,     MARCH 28,    MARCH 29,
                                     2000          1999         1998
                                    --------     ---------    ---------
SALES                                          (in thousands)

Wireless Semiconductor Products     $118,779     $ 65,822     $ 52,612
Ceramic Products ..............       36,054       25,540       27,151
Application Specific Products .       29,872       34,977       37,118
                                    --------     --------     --------
                                    $184,705     $126,339     $116,881
                                    ========     ========     ========
OPERATING INCOME

Wireless Semiconductor Products     $ 18,785     $  7,435     $  2,799
Ceramic Products ..............        4,632        1,879        1,679
Application Specific Products .        7,492       10,241        7,210
                                    --------     --------     --------
                                    $ 30,909     $ 19,555     $ 11,688
                                    ========     ========     ========


                                               YEARS ENDED
                                          ----------------------
                                           APRIL 2,     MARCH 28,
                                             2000         1999
                                           --------     --------
NET LONG-LIVED ASSETS                          (in thousands)

Wireless Semiconductor Products            $ 49,094     $ 27,646
Ceramic Products ..............              13,061       11,128
Application Specific Products .               4,903        3,657
Corporate .....................                  --           66
                                           --------     --------
                                           $ 67,058     $ 42,497
                                           ========     ========
TOTAL ASSETS

Wireless Semiconductor Products            $ 74,841     $ 41,508
Ceramic Products ..............              25,892       20,119
Application Specific Products .              11,682       10,751
Corporate .....................             146,689       34,303
                                           --------     --------
                                           $259,104     $106,681
                                           ========     ========

Customer Concentration:
      During fiscal year 2000, 1999 and 1998, one customer accounted for 34%, 28% and 25%, respectively, of the Company's total sales. In fiscal 2000, sales to the Company's 15 largest customers accounted for 65% of total sales. In fiscal 1999 and 1998, sales to these customers accounted for 64% and 63% respectively.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9   SEGMENT INFORMATION (CONTINUED)

Geographic Information:
      Sales include export sales primarily to Europe and Asia of $84.8 million, $45.8 million and $39.2 million, in fiscal 2000, 1999 and 1998, respectively. During fiscal 2000, 1999 and 1998, the Company operated a sales subsidiary in the United Kingdom. The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                     YEARS ENDED
                        ---------------------------------------
                        APRIL 2,       MARCH 28,      MARCH 29,
                          2000           1999           1998
                        ---------      ---------      ---------
                                    (in thousands)
Sales
  United States
     Customers ....     $ 178,879      $ 118,460      $ 110,108
     Intercompany .         4,698          6,497          5,665
  Europe
     Customers ....         5,826          7,879          6,773
  Eliminations ....        (4,698)        (6,497)        (5,665)
                        ---------      ---------      ---------
Net sales .........     $ 184,705      $ 126,339      $ 116,881
                        =========      =========      =========

Income before taxes
  United States ...     $  36,501      $  19,443      $  11,027
  Europe ..........           318            782            420
                        ---------      ---------      ---------
Income before taxes     $  36,819      $  20,225      $  11,447
                        =========      =========      =========

Assets
  United States ...     $ 254,620      $ 101,212      $  72,165
  Europe ..........         4,484          5,469          4,764
                        ---------      ---------      ---------
Total assets ......     $ 259,104      $ 106,681      $  76,929
                        =========      =========      =========


Substantially all of the Company's long-lived assets are located in the United States. Transfers between geographic areas are made at terms that allow for a reasonable profit to the seller.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10   SUBSEQUENT EVENT (UNAUDITED)

On April 24, 2000, the Company completed its acquisition of privately-held Network Device, Inc. of Sunnyvale, California. Approximately 2.67 million shares of common stock were exchanged for all outstanding shares and options of NDI. Approximately 185,000 shares of Company stock were issued for the conversion of NDI stock options into Company options.

In connection with the acquisition of NDI, which will be accounted for as a pooling-of-interests, the consolidated financial statements of the Company will be restated for all prior periods. Total pro forma revenue, net income, net income per share and weighted average common shares outstanding of the Company, as presently reported and as will be restated, are summarized below (in thousands, except per share amounts):


                                                               YEARS ENDED
                                                          ---------------------
                                                          APRIL 2,    MARCH 28,
                                                            2000        1999
                                                          --------    --------

Revenue................................... As reported    $184,705    $126,339
                                                          ========    ========
                                   As will be restated    $186,402    $126,413
                                                          ========    ========

Net income ............................... As reported    $ 24,380    $ 21,490
                                                          ========    ========
                                   As will be restated    $ 17,982    $ 19,263
                                                          ========    ========

Net income per share diluted.............. As reported    $   0.61    $   0.66
                                                          ========    ========
                                   As will be restated    $   0.42    $   0.54
                                                          ========    ========

Weighted average common shares diluted.... As reported      40,032      32,701
                                                          ========    ========
                                   As will be restated      42,827      35,411
                                                          ========    ========

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at April 2, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
KPMG LLP
Boston, Massachusetts
April 28, 2000

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2000, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2000, which section is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2000, which section is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2000, which section is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Index to Financial Statements

         The financial statements filed as part of this report are listed on the index appearing on page 20.

      2. Index to Financial Statement Schedules

         The following financial statement schedule is filed as part of this report (page references are to this report):

                  Schedule II    Valuation and Qualifying Accounts (page 46)

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

                (c) Revolving credit agreement dated November 1, 1999 between Alpha Industries, Inc., and Trans-Tech, Inc. and Fleet Bank of Massachusetts and Silicon Valley Bank (Filed as Exhibit 4(c) to the Quarterly Report on Form 10-Q for the quarter ended December 26, 1999)*.

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

        (21)    Subsidiaries of the Registrant.

        (23)    Consent of Independent Auditors.

        (27)    Financial Data Schedules.

                (b)  Reports on Form 8-K

                     On February 16, 2000, Form 8-K was filed with the Securities and Exchange Commission ("SEC") stating that the Company had entered into a definitive agreement to acquire privately-held Network Device, Inc.

                     On May 8, 2000, Form 8-K was filed with the SEC stating that the Company had completed its acquisition of Network Device, Inc. on April 24, 2000.

-------------------

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

                             ALPHA INDUSTRIES, INC.
                                  (REGISTRANT)

                            BY: /s/ DAVID J. ALDRICH
                                ---------------------------
                                DAVID J. ALDRICH, PRESIDENT


Date:  June 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2000.

           Signature and Title                            Signature and Title

/s/ THOMAS C. LEONARD                           /s/TIMOTHY R. FUREY
--------------------------------                ----------------------------
Thomas C. Leonard                               Timothy R. Furey
Chairman of the Board                           Director

/s/DAVID J. ALDRICH                             /s/JAMES W. HENDERSON
--------------------------------                ----------------------------
David J. Aldrich                                James W. Henderson
Chief Executive Officer                         Director
President and Director

/s/ PAUL E. VINCENT                             /s/ GEORGE S. KARIOTIS
--------------------------------                ----------------------------
Paul E. Vincent                                 George S. Kariotis
Chief Financial Officer                         Director
Principal Financial Officer
Principal Accounting Officer                    /s/ARTHUR PAPPAS
Secretary                                       ----------------------------
                                                Arthur Pappas
                                                Director

                                                /s/SIDNEY TOPOL
                                                ----------------------------
                                                Sidney Topol
                                                Director

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                          CHARGED
                                             BALANCE AT   TO COSTS               BALANCE AT
                                             BEGINNING      AND                    END OF
   DESCRIPTION                               OF YEAR      EXPENSES   DEDUCTIONS     YEAR
============================================================================================

Year Ended April 2, 2000
 Allowance for doubtful accounts ...........    $741       $418        $363         $796

Year Ended March 28, 1999
 Allowance for doubtful accounts ...........    $634       $295        $188         $741
 Allowance for estimated losses on contracts    $ 36         --        $ 36         $ --

Year Ended March 29, 1998
 Allowance for doubtful accounts ...........    $521       $257        $144         $634
 Allowance for estimated losses on contracts    $  3       $ 33        $ --         $ 36