Form 10-Q
period 2000-07-02
ALPHA INDUSTRIES INC
filed 2000-08-14
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              -----------------------    -----------------------

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


              Yes    X                   No
                  --------                  ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                           OUTSTANDING AT JULY 30, 2000
COMMON STOCK, PAR VALUE $.25 PER SHARE                  42,829,398

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

-------------------------------------------------------------------------------------
                                                                                Page
PART 1   FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Consolidated Balance Sheets - July 2, 2000 and April 2, 2000..............  3

      Consolidated Statements of Income - Three Months Ended July 2, 2000
      and June 27, 1999.........................................................  4

      Consolidated Statements of Cash Flows - Three Months Ended
      July 2, 2000 and June 27, 1999............................................  5

      Notes to Consolidated Financial Statements................................  6

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................................. 10

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......... 14

PART 2        OTHER INFORMATION

   Item 1 - Legal Proceedings................................................... 14

   Item 6 - Exhibits and Reports on Form 8-K.................................... 14

-------------------------------------------------------------------------------------


                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (NOTE 2)
(In thousands except share and per share amounts)

                                                                                        JULY 2,       APRIL 2,
                                                                                         2000           2000
                                                                                     (UNAUDITED)    (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets
         Cash and cash equivalents................................................  $     27,747    $    23,219
         Short-term investments (Note 3)..........................................       108,483        123,391
         Accounts receivable, trade, less allowance for doubtful
               accounts of $901 and $796..........................................        44,439         33,844
         Inventories (Note 4).....................................................        14,209         11,916
         Prepayments and other current assets.....................................         1,939          2,583
         Prepaid income taxes.....................................................         6,235          1,191
         Deferred income taxes....................................................         7,261          7,261
                                                                                      ----------    -----------
         Total current assets.....................................................       210,313        203,405
                                                                                    ------------    -----------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $70,612 and $67,042......................................        81,631         75,520
   Other assets...................................................................         2,144          2,099
                                                                                    ------------    -----------
                                                                                    $    294,088    $   281,024
                                                                                    ============    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt.....................................  $        111    $     3,011
         Accounts payable.........................................................        18,717         20,537
         Accrued liabilities:
           Payroll, commissions and related expenses..............................         7,688          8,501
           Other accrued liabilities..............................................           892            999
                                                                                    ------------    -----------
                  Total current liabilities.......................................        27,408         33,048
                                                                                    ------------    -----------
         Long-term debt...........................................................           285            345
                                                                                    ------------    -----------
   Other long-term liabilities....................................................         2,027          2,237
                                                                                    ------------    -----------
   Deferred income taxes..........................................................         3,301          3,301
                                                                                    ------------    -----------
   Commitments and contingencies (Note 7)
   Stockholders' equity
         Common stock par value $.25 per share: authorized
           100,000,000 shares; issued 42,863,623 and 42,576,354 shares............        10,716         10,644
         Additional paid-in capital...............................................       208,772        197,711
         Retained earnings........................................................        41,647         33,806
         Less - Treasury shares of 64,786 at cost.................................            68             68
                                                                                    ------------    -----------
           Total stockholders' equity.............................................       261,067        242,093
                                                                                    ------------    -----------
                                                                                    $    294,088    $   281,024
                                                                                    ============    ===========
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (NOTE 2)
(Unaudited)
(In thousands except per share data)

                                                                                          THREE MONTHS ENDED
                                                                                        JULY 2,        JUNE 27,
                                                                                         2000            1999
----------------------------------------------------------------------------------------------------------------
   Net sales......................................................................     $  65,688      $  38,653
     Cost of sales................................................................        36,150         21,656
     Research and development expenses............................................         7,895          5,415
     Selling and administrative expenses..........................................        11,688          6,708
                                                                                       ---------      ---------
   Operating income...............................................................         9,955          4,874
   Interest expense...............................................................           (16)           (57)
   Interest income and other, net.................................................         1,941            369
                                                                                       ---------      ---------
   Income before income taxes.....................................................        11,880          5,186
   Provision for income taxes.....................................................         4,039          1,867
                                                                                       ---------      ---------
   Net income.....................................................................     $   7,841      $   3,319
                                                                                       =========      =========
   Net income per share basic.....................................................     $    0.18      $    0.09
                                                                                       =========      =========
   Net income per share diluted...................................................     $    0.18      $    0.09
                                                                                       =========      =========
   Weighted average common shares basic...........................................        42,662         36,529
                                                                                       =========      =========
   Weighted average common shares diluted.........................................        44,786         38,470
                                                                                       =========      =========

----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
(Unaudited)
(In thousands)

                                                                                          THREE MONTHS ENDED
                                                                                        JULY 2,       JUNE 27,
                                                                                         2000           1999
---------------------------------------------------------------------------------------------------------------
Cash provided by operations:
     Net income.....................................................................   $   7,841      $  3,319
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization of property, plant and equipment...............       3,570         2,480
       Loss on disposal of assets...................................................          --           303
       Deferred income taxes........................................................          --         2,160
       Contribution of treasury shares to Savings and Retirement Plan...............          --           250
       Amortization of unearned compensation - restricted stock, net................          --             3
       (Decrease) increase in other liabilities and long-term benefits..............        (210)           94
       Increase in other assets.....................................................         (46)         (133)
     Changes in operating assets and liabilities:
        Accounts receivable ........................................................     (10,595)       (1,723)
        Inventories.................................................................      (2,293)       (1,200)
        Prepayments and other current assets........................................      (4,400)       (1,150)
        Accounts payable............................................................      (1,820)       (1,255)
        Accrued liabilities.........................................................       8,006        (1,328)
                                                                                       ----------     --------
          Net cash provided by operations...........................................          53         1,820
                                                                                       ---------      --------
   Cash flows from investing activities:
     Additions to property, plant and equipment.....................................      (9,681)       (6,776)
     Proceeds from sale of equipment................................................          --            60
     Purchases of short-term investments............................................     (23,726)      (54,265)
     Maturities of short-term investments...........................................      38,634         8,661
                                                                                       ---------      --------
          Net cash provided by (used in) investing activities.......................       5,227       (52,320)
                                                                                       ---------      ---------
   Cash flows from financing activities:
     Payments on long-term debt.....................................................      (2,960)         (776)
     Deferred charges related to long-term debt.....................................           1            21
     Proceeds from sale of stock....................................................          --       109,485
     Exercise of stock options and warrants.........................................       2,207           234
                                                                                       ---------      --------
          Net cash (used in) provided by financing activities.......................        (752)      108,964
                                                                                       ----------     --------
   Net increase in cash and cash equivalents........................................       4,528        58,464
   Cash and cash equivalents, beginning of period...................................      23,219        15,063
                                                                                       ---------      --------
   Cash and cash equivalents, end of period.........................................   $  27,747      $ 73,527
                                                                                       =========      ========
[GRAPHIC OMITTED]

Supplemental cash flow disclosures:
          Cash paid for income taxes................................................   $      84      $  1,649
                                                                                       =========      ========
          Cash paid for interest....................................................   $      23      $     52
                                                                                       =========      ========

Supplemental disclosure of non-cash operating activities:
         Tax benefit associated with the exercise of stock options..................   $   8,890      $     --
                                                                                       =========      ========
         Compensation expense related to stock options..............................   $      36      $     --
                                                                                       =========      ========

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

NOTE 2   ACQUISITION OF NETWORK DEVICE, INC.

On April 24, 2000, the Company completed its acquisition of privately-held Network Device, Inc. ("NDI") of Sunnyvale, California. Approximately 2.67 million shares of common stock were exchanged for all outstanding shares of NDI. Approximately 185,000 shares of Company stock were issued for the conversion of NDI stock options into Company options.

The acquisition has been accounted for as a pooling-of-interests and accordingly, the prior period consolidated financial statements and related notes included herein have been restated to include the combined results of operations, financial position and cash flows of NDI.

Prior to the merger, NDI's fiscal year ended on September 30. In recording the business combination. NDI's prior period financial statements have been restated to conform with the Company's year end.

The following information presents certain income statement data of the separate companies for the prior period reflected:

                                                 THREE MONTHS ENDED
                                                    JUNE 27, 1999
                                                 ------------------
                                                   (in thousands)

Net sales:
  Alpha Industries, Inc. ...........................   $38,605
  Network Device, Inc. .............................       140
  Adjustments/Eliminations .........................       (92)
                                                       -------
                                                       $38,653
                                                       =======

Net income (loss):
  Alpha Industries, Inc. ...........................   $ 4,389
  Network Device, Inc. .............................    (1,672)
  Adjustments/Eliminations .........................       602
                                                       -------
                                                       $ 3,319
                                                       =======

The effects of conforming NDI's accounting policies to those of the Company were not material.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3   SHORT-TERM INVESTMENTS

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



NOTE 4   INVENTORIES

                                                                           JULY 2,          APRIL 2,
   Inventories consist of the following:                                    2000               2000
  --------------------------------------------------------------------------------------------------
                                                                              (in thousands)

     Raw materials......................................................  $    4,801        $   3,473
     Work-in-process....................................................       8,240            7,397
     Finished goods.....................................................       1,168            1,046
                                                                          ----------        ---------
                                                                          $   14,209        $  11,916
                                                                          ==========        =========

NOTE 5   SEGMENT INFORMATION

The Company is organized into three reportable segments as follows:

WIRELESS SEMICONDUCTOR PRODUCTS:

The Wireless Semiconductor segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors for the global market for wireless telephone handsets and broadband data applications.

CERAMIC PRODUCTS:

The Ceramics segment designs and manufactures technical ceramic and magnetic products for wireless telephony infrastructure and other wireless markets.

APPLICATION SPECIFIC PRODUCTS:

The Application Specific segment designs and manufactures a broad range of gallium arsenide and silicon devices and components for broadband data and satellite communications markets.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents selected financial data by business segment for the periods indicated.

                                                                                 THREE MONTHS ENDED
                                                                        -------------------------------------
                                                                            JULY 2,             JUNE 27,
                                                                             2000                 1999
                                                                        ----------------     ----------------
                                                                                  (in thousands)
Sales
-----

Wireless Semiconductor Products..................................       $       44,509       $      24,046
Ceramic Products.................................................               12,728               8,022
Application Specific Products....................................                8,451               6,585
                                                                        --------------       -------------
                                                                        $       65,688       $      38,653
                                                                        ==============       =============

Operating Income
----------------

Wireless Semiconductor Products..................................       $        6,779       $       2,286
Ceramic Products.................................................                2,077                 898
Application Specific Products....................................                2,885               1,690
One-Time Acquisition Closing Costs...............................               (1,786)                 --
                                                                        --------------       -------------
                                                                        $        9,955       $       4,874
                                                                        ==============       =============

                                                                            JULY 2,             APRIL 2,
                                                                             2000                  2000
                                                                        ----------------------------------
                                                                                   (in thousands)

Total Assets
------------

Wireless Semiconductor Products..................................       $      101,874       $      84,073
Ceramic Products.................................................               27,866              25,892
Application Specific Products....................................               11,943              11,682
Corporate........................................................              152,405             159,377
                                                                        --------------       -------------
                                                                        $      294,088       $     281,024
                                                                        ==============       =============

SIGNIFICANT CUSTOMERS


During the three months ended July 2, 2000, two customers accounted for approximately 32% and 14%, respectively, of the Company's total sales. During the three months ended June 27, 1999, one customer accounted for approximately 32% of the Company's total sales.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTE 6   EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the three months ended July 2, 2000 and June 27, 1999 is as follows:

                                                                            JULY 2,      JUNE 27,
                                                                             2000          1999
--------------------------------------------------------------------------------------------------
                                                                               (in thousands)


     Weighted average shares (basic)..................................      42,662        36,529
     Effect of dilutive stock options.................................       2,124         1,941
                                                                         ---------     ---------
     Weighted average shares (diluted)................................      44,786        38,470
                                                                         =========     =========

NOTE 7   COMMITMENTS AND CONTINGENCIES

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated. All data represented in the table has been restated to reflect the Company's April 24, 2000 acquisition of Network Device, Inc., which was accounted for as a pooling-of-interests:

                                                                               Three Months Ended
                                                                           July 2,            June 27,
                                                                             2000              1999
                                                                         -----------        -----------
Sales................................................................       100.0%             100.0%
Cost of sales .......................................................        55.0               56.0
                                                                           ------             ------
Gross margin.........................................................        45.0               44.0
Research and development expenses....................................        12.0               14.0
Selling and administrative expenses..................................        17.8               17.4
                                                                           ------             ------
Operating income.....................................................        15.2               12.6
Other income (expense), net..........................................         2.9                0.8
                                                                           ------             ------
Income before income taxes...........................................        18.1               13.4
Provision for income taxes...........................................         6.1                4.8
                                                                           ------             ------
Net income..........................................................         11.9%               8.6%
                                                                           ======             ======

SALES. Sales increased 69.9% to $65.7 million for the first quarter of fiscal 2001 from $38.7 million for the first quarter of fiscal 2000. New orders increased 72.0% to $72.2 million for the first three months of fiscal 2001, compared with $42.0 million for the same period last year. The increase in sales and orders was primarily attributable to high growth experienced by our Wireless Semiconductor and Ceramic Products Groups as a result of increased demand for wireless products and broadband data applications. Deliveries to two customers represented approximately 32% and 14%, respectively, of our total sales for the first three months of fiscal 2001. Deliveries to one customer represented approximately 32% of our total sales for the first three months of fiscal 2000.

GROSS PROFIT. Gross profit increased 73.8% to $29.5 million or 45.0% of sales for the first three months of fiscal 2001 from $17.0 million or 44.0% of sales for the comparable period last year. This increase was primarily a result of increasingly higher margins experienced in our Ceramic Products and Application Specific Products Groups as they both continued to leverage capacity and improve operating efficiencies. We were also able to successfully absorb NDI operations and ramp production in our Woburn facility, while maintaining gross margin in our Wireless Semiconductor Products Group.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 45.8% to $7.9 million or 12.0% of sales for the first quarter of fiscal 2001 from $5.4 million or 14.0% of sales for the comparable period last year. The increase in research and development expenses was primarily attributable to the added costs associated with NDI's development capabilities, in addition to our ongoing development activities directed toward new processes and applications in our Wireless Semiconductor Products Group. Approximately 85% of total research and development costs were focused on this segment.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $11.7 million or 17.8% of sales for the first quarter of fiscal 2001. Included in the $11.7 million for the first quarter of fiscal 2001 was approximately $1.8 million in one-time closing costs associated with the acquisition of NDI, which was completed on April 24, 2000. Excluding these one-time costs, selling and administrative expenses for the first quarter of fiscal 2001 totaled $9.9 million or 15.1% of sales compared with $6.7 million or 17.4% of sales for the

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

same period last year. The increase in selling and administrative expenses was attributable to increased direct selling costs resulting from higher sales volumes, as well as increased training and recruiting costs. Because we have the infrastructure in place to support our sales growth, selling and administrative expenses as a percentage of sales for the first quarter of fiscal 2001 declined when compared to the same period last year.

OTHER INCOME (EXPENSE), NET. Other income, net, for the first quarter ended July 2, 2000 increased $1.6 million or 517% over the comparable period last year. The increase was primarily attributable to an increase in interest income as a result of considerably higher average levels of cash, cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. Our effective tax rates for the first three months of fiscal 2001 and 2000 were 34% and 36%, respectively.

WEIGHTED AVERAGE OUTSTANDING SHARES. Weighted average outstanding shares (basic) increased 6.1 million shares for the first quarter ended July 2, 2000 over the comparable period last year. The increase was primarily attributable to the public stock offering completed in June 1999, which increased our outstanding shares by approximately 6.6 million. The weighting of those shares is fully reflected in the weighted average calculation for the three months ended July 2, 2000 compared to only one-month inclusion in the weighted average calculation for the three months ended June 27, 1999. Additionally, weighted average outstanding shares for both periods have been restated to reflect the approximate 2.8 million shares issued in exchange for all outstanding shares and options of NDI.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the first quarter of fiscal 2001 and 2000. All data represented in the table has been restated to reflect the Company's acquisition of Network Device, Inc. on April 24, 2000:

                                                                        Three Months Ended
                                                                     July 2,          June 27,
                                                                      2000              1999
                                                                  -----------        ----------
                                                                         (in thousands)
SALES
Wireless Semiconductor Products................................    $ 44,509           $ 24,046
Ceramic Products...............................................      12,728              8,022
Application Specific Products..................................       8,451              6,585
                                                                    -------           --------
                                                                   $ 65,688           $ 38,653
                                                                   ========           ========

OPERATING INCOME
Wireless Semiconductor Products................................    $  6,779           $  2,286
Ceramic Products...............................................       2,077                898
Application Specific Products..................................       2,885              1,690
One-Time Acquisition Closing Costs.............................      (1,786)                --
                                                                   --------            -------
                                                                   $  9,955            $ 4,874
                                                                   ========            =======

WIRELESS SEMICONDUCTOR PRODUCTS. The Wireless Semiconductor Products Group's results for the first quarter of fiscal 2001 and the comparable quarter last year have been restated to include the operating results of NDI for the same periods. Sales for the Wireless Semiconductor Products Group increased 85.1% to $44.5 million for the first quarter of fiscal 2001 from $24.0 million for the same quarter last year. The increase was primarily attributable to increased demand and penetration into our two targeted markets- wireless and broadband.

Operating income for the Wireless Semiconductor Group more than doubled to $6.8 million for the first three months of fiscal 2001 from $2.3 million for the comparable quarter last year. The increase was primarily attributable to increased sales and improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, NDI has been fully integrated into this segment, contributing productive GaAs fab capacity and technology capabilities in support of future growth.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CERAMIC PRODUCTS. Sales for the Ceramic Products Group increased 58.7% to $12.7 million for the first quarter of fiscal 2001 from $8.0 million for the same quarter last year. The increase was primarily attributable to growth in demand and increased penetration in the wireless infrastructure and broadband markets.

Operating income for the Ceramic Products Group more than doubled to $2.1 million for the first quarter of fiscal 2001 from $898 thousand for the same quarter last year. The increase in operating income was primarily due to improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

APPLICATION SPECIFIC PRODUCTS. Sales for the Application Specific Products Group increased 28.3% to $8.5 million for the first quarter of fiscal 2001 from $6.6 million for the same quarter last year. The increase was primarily attributable to this segment's ability to generate revenues by harvesting end of life cycle products and specialty products in non-strategic markets.

Operating income for the Application Specific Products Group increased 70.7% to $2.9 million for the first quarter of fiscal 2001 from $1.7 million for the same quarter last year. The group continued to realign its cost structure to current volumes, reporting a gross margin of over 55% and an operating margin of 34.1% for the first quarter of fiscal 2001.


FINANCIAL CONDITION

At July 2, 2000, working capital totaled $182.9 million and included $136.2 million in cash, cash equivalents and short-term investments. Annualized inventory turns for the first quarter ended July 2, 2000 increased to 11.1 compared to 9.2 for the same period last year. Additionally, average days sales outstanding for the first quarter ended July 2, 2000 decreased to 54 days compared to 56 days for the same period last year. Uses of cash for the quarter ended July 2, 2000 included $9.7 million for capital expenditures and $3.0 million for the repayment of NDI's long-term debt.

Of the $9.7 million in capital expenditures, approximately $8.3 million was related to the Wireless Semiconductor Products Group as we continued our investment in the semiconductor GaAs wafer fabrication operation and integrated circuit and discrete semiconductor assembly and test areas. In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC facility in Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full productivity. The second phase, which involved the installation of additional production equipment within the existing facility, has been completed. We are in the initial stages of the third phase of this project, which involves the conversion of our Massachusetts GaAs IC facility to allow us to manufacture product on six inch wafers. We expect to complete this phase within twelve to fifteen months.

We believe that anticipated cash from operations, available funds and borrowings under our revolving credit agreement, together with the net proceeds from our June 1999 stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements, at least through fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements will be effective for our fiscal 2002. We are currently evaluating SFAS No. 133 and SFAS No. 138. We do not expect these new statements to have a material effect on our consolidated financial position, results of operations or cash flow.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that constitute the Company's current intentions, hopes, beliefs, expectations or predictions of the future, which are, therefore, inherently subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in the Company's forward-looking statements based on various factors, including without limitation: cancellation or deferral of customer orders, dependence on a small number of large customers, difficulties in the timely development and market acceptance of new products, market developments that vary from the current public expectations concerning the growth of wireless communications, difficulties in manufacturing new or existing products in sufficient quantity or quality, increased competitive pressures, decreasing selling prices for the Company's products, or changes in economic conditions. Further information on factors that could affect the Company's performance is included in the Company's periodic reports filed with the SEC, including but not limited to the Company's Form 10-K for the year ended April 2, 2000, and subsequent Forms 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

INVESTMENT PRICE RISK
The fair value of the Company's short-term investment portfolio at July 2, 2000, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

INTEREST RATE RISK
The carrying value of the Company's long-term debt, including current maturities, was $396 thousand at July 2, 2000. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

       (11) Statement re computation of per share earnings.**

       (27) Financial Data Schedules.

            (b)  Reports on Form 8-K

                 On May 8, 2000, Form 8-K was filed with the SEC stating that the Company had completed its acquisition of Network Device, Inc. on April 24, 2000.












--------------

  * Not filed herewith in accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is hereby made to documents previously filed with the Commission, which are incorporated by reference herein.

 ** Reference is made to Note 6 of the notes to Consolidated Financial Statements on Page 9 of this Quarterly Report on Form 10-Q, which Note 6 is hereby incorporated by reference herein.

(1)  Management Contracts.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 2000
      --------------

                                  Alpha Industries, Inc. and Subsidiaries
                                  ----------------------------------------
                                                 Registrant



                                  /s/ David J. Aldrich
                                  ----------------------------------------
                                  David J. Aldrich
                                  Chief Executive Officer
                                  President





                                  /s/ Paul E. Vincent
                                  ----------------------------------------
                                  Paul E. Vincent
                                  Chief Financial Officer
                                  Principal Financial Officer
                                  Principal Accounting Officer
                                  Secretary