Form 10-Q
period 2000-10-01
ALPHA INDUSTRIES INC
filed 2000-11-15
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                              --------------------    ---------------------

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

              Yes      X                         No
                  ------------                      --------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                                 OUTSTANDING AT OCTOBER 29, 2000
 COMMON STOCK, PAR VALUE $.25 PER SHARE                          42,970,970

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                 PAGE
PART 1  FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheets - October 1, 2000 and April 2, 2000.......................    3

         Consolidated Statements of Income - Quarters and Six Month Periods Ended
         October 1, 2000 and September 26, 1999................................................    4

         Consolidated Statements of Cash Flows - Six Month Periods Ended
         October 1, 2000 and September 26, 1999................................................    5

         Notes to Consolidated Financial Statements............................................    6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................    9

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................   13

PART 2  OTHER INFORMATION

     Item 1 - Legal Proceedings................................................................   13

     Item 4- Submission of Matters to a Vote of Security Holders...............................   13

     Item 6 - Exhibits and Reports on Form 8-K.................................................   14


--------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

                                                                                      OCTOBER 1,      APRIL 2,
                                                                                         2000           2000
                                                                                     (UNAUDITED)     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets
         Cash and cash equivalents................................................  $     22,981    $    23,219
         Short-term investments (Note 3)..........................................       110,188        123,391
         Accounts receivable, trade, less allowance for doubtful
               accounts of $951 and $796..........................................        50,177         33,844
         Inventories (Note 4)....................................................         16,036         11,916
         Prepayments and other current assets.....................................         3,256          2,583
         Prepaid income taxes.....................................................         3,058          1,191
         Deferred income taxes....................................................         7,261          7,261
                                                                                    ------------    -----------
                  Total current assets............................................       212,957        203,405
                                                                                    ------------    -----------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $74,201 and $67,042......................................        95,983         75,520
   Other assets...................................................................         2,211          2,099
                                                                                    ------------    -----------
                                                                                    $    311,151    $   281,024
                                                                                    ============    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt.....................................  $        111    $     3,011
         Accounts payable.........................................................        20,142         20,537
         Accrued liabilities:
           Payroll, commissions and related expenses..............................        11,206          8,501
           Other  ................................................................           320            999
                                                                                    ------------    -----------
                  Total current liabilities.......................................        31,779         33,048
                                                                                    ------------    -----------
   Long-term debt ................................................................           285            345
                                                                                    ------------    -----------
   Other long-term liabilities....................................................         2,224          2,237
                                                                                    ------------    -----------
   Deferred income taxes..........................................................         3,301          3,301
                                                                                    ------------    -----------
   Commitments and contingencies (Note 7)
   Stockholders' equity
         Common stock par value $0.25 per share: authorized
           100,000,000 shares; issued 42,976,901 and 42,576,518 shares............        10,744         10,644
         Additional paid-in capital...............................................       210,658        197,711
         Retained earnings........................................................        52,214         33,806
         Treasury shares 51,989 and 64,786 at cost................................           (54)           (68)
                                                                                    ------------    -----------
           Total stockholders' equity.............................................       273,562        242,093
                                                                                    ------------    -----------
                                                                                    $    311,151    $   281,024
                                                                                    ============    ===========

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                                SECOND QUARTER ENDED       SIX MONTH PERIODS ENDED
                                                               -----------------------     -----------------------
                                                               OCT. 1,       SEPT. 26,       OCT. 1,     SEPT. 26,
                                                                2000           1999           2000         1999
-------------------------------------------------------------------------------------------------------------------
   Net sales............................................     $   73,201    $   41,921     $  138,889     $  80,574
     Cost of sales......................................         39,454        23,886         75,604        45,542
     Research and development expenses..................          8,814         5,780         16,709        11,195
     Selling and administrative expenses................         10,839         7,163         22,527        13,871
                                                             ----------    ----------     ----------     ---------
   Operating income.....................................         14,094         5,092         24,049         9,966
   Interest expense.....................................            (22)          (17)           (38)          (74)
   Interest income and other, net.......................          1,938         1,666          3,879         2,035
                                                             ----------    ----------     ----------     ---------
   Income before income taxes...........................         16,010         6,741         27,890        11,927
   Provision for income taxes...........................          5,443         2,428          9,482         4,295
                                                             ----------    ----------     ----------     ---------
   Net income...........................................     $   10,567    $    4,313     $   18,408     $   7,632
                                                             ==========    ==========     ==========     =========
   Net income per share basic...........................     $     0.25    $     0.10     $     0.43     $    0.20
                                                             ==========    ==========     ==========     =========
   Net income per share diluted.........................     $     0.24    $     0.10     $     0.41     $    0.19
                                                             ==========    ==========     ==========     =========
   Weighted average common shares basic.................         42,867        41,511         42,765        39,020
                                                             ==========    ==========     ==========     =========
   Weighted average common shares diluted...............         44,737        43,958         44,761        41,212
                                                             ==========    ==========     ==========     =========
-------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                        SIX MONTH PERIODS ENDED
                                                                                        -----------------------
                                                                                        OCT. 1,       SEPT. 26,
                                                                                         2000           1999
----------------------------------------------------------------------------------------------------------------

   CASH PROVIDED BY OPERATIONS:
     Net income.....................................................................   $  18,408     $   7,632
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization of property, plant and equipment...............       7,159         5,077
       Loss on disposal of assets...................................................         ---           303
       Deferred income taxes........................................................         ---         2,976
       Issuance of treasury stock to 401(k) plan....................................         733           561
       Amortization of unearned compensation - restricted stock.....................         ---             4
       (Decrease) increase in other liabilities and long-term benefits..............         (13)          162
       Increase in other assets.....................................................        (113)         (199)
       Changes in operating assets and liabilities:
        Accounts receivable ........................................................     (16,333)       (5,177)
        Inventories.................................................................      (4,120)         (396)
        Prepayments and other current assets........................................      (2,540)       (1,681)
        Accounts payable............................................................        (395)         (125)
        Other accrued liabilities and expenses......................................      11,447        (1,796)
                                                                                       ---------     ---------
          Net cash provided by operations...........................................      14,233         7,341
                                                                                       ---------     ---------
   CASH USED IN INVESTING:
        Additions to property, plant and equipment..................................     (27,622)      (15,479)
        Proceeds from sale of equipment.............................................         ---            60
        Purchases of short-term investments.........................................     (65,486)     (127,956)
        Maturities of short-term investments........................................      78,689        29,300
                                                                                       ---------     ---------
          Net cash used in investing................................................     (14,419)     (114,075)
                                                                                       ---------     ---------
   CASH (USED IN) PROVIDED BY FINANCING:
      Payments on long-term debt....................................................      (2,960)       (1,081)
      Proceeds from long-term debt..................................................         ---         1,500
      Deferred charges related to long-term debt....................................           1            24
      Proceeds from sale of stock...................................................         238       112,479
      Exercise of stock options and warrants........................................       2,669           667
                                                                                       ---------     ---------
          Net cash (used in) provided by financing activities.......................         (52)      113,589
                                                                                       ---------     ---------
   Net (decrease) increase in cash and cash equivalents.............................        (238)        6,855
   Cash and cash equivalents, beginning of period...................................      23,219        15,162
                                                                                       ---------     ---------
   Cash and cash equivalents, end of period.........................................   $  22,981     $  22,017
                                                                                       =========     =========
--------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
             Cash paid for income taxes.............................................   $   1,616     $   2,968
                                                                                       =========     =========
             Cash paid for interest.................................................   $      34     $      76
                                                                                       =========     =========

Supplemental disclosure of non-cash operating activities:
            Tax benefit associated with the exercise of stock options...............   $   9,331     $     ---
                                                                                       =========     =========
            Compensation expense related to stock options...........................   $      90     $     ---
                                                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1  BASIS OF PRESENTATION

The interim financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report to shareholders has been omitted. Such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.


NOTE 2  ACQUISITION OF NETWORK DEVICE, INC.

On April 24, 2000, the Company completed its acquisition of privately-held Network Device, Inc. ("NDI") of Sunnyvale, California. Approximately 2.67 million shares of common stock were exchanged for all outstanding shares of NDI. Approximately 185,000 shares of Company stock were issued for the conversion of NDI stock options into Company options.

The acquisition has been accounted for as a pooling-of-interests and accordingly, the prior period consolidated financial statements and related notes included herein have been restated to include the combined results of operations, financial position and cash flows of NDI. In recording the business combination, NDI's prior period financial statements have been restated to conform with the Company's year end.


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

NOTE 4  INVENTORIES

                                                                           OCT. 1,        APRIL 2,
   Inventories consist of the following:                                    2000            2000
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
     Raw materials......................................................$    5,302        $   3,473
     Work-in-process....................................................     8,635            7,397
     Finished goods.....................................................     2,099            1,046
                                                                        ----------        ---------
                                                                        $   16,036        $  11,916
                                                                        ==========        =========

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTE 5  SEGMENT INFORMATION

During the quarter ended October 1, 2000, the Company reorganized into two reportable segments based on management's methods of evaluating operations and performance. The new reportable segments are: Semiconductor Products and Ceramic Products. The Semiconductor segment is comprised of two of the Company's former segments: Wireless Semiconductor Products and Application Specific Products. A description of the reportable segments follows:

SEMICONDUCTOR PRODUCTS:

The Semiconductor segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors primarily for the global broadband, infrastructure and wireless communications markets.

CERAMIC PRODUCTS:

The Ceramics segment designs and manufactures technical ceramic and magnetic products primarily for the wireless infrastructure and broadband markets.

The table below presents selected financial data by business segment for the periods indicated. The prior periods presented have been restated to reflect the reorganization into two reportable segments during the quarter ended October 1, 2000.

                                                           QUARTERS ENDED                    SIX MONTHS ENDED
                                                    ------------------------------     ------------------------------
                                                       OCT. 1,         SEPT. 26,         OCT. 1,          SEPT. 26,
                                                        2000             1999             2000              1999
                                                    -------------    -------------     ------------     -------------
                                                                            (in thousands)
SALES
Semiconductor Products............................  $     60,970     $     33,520      $   113,930      $    64,151
Ceramic Products..................................        12,231            8,401           24,959           16,423
                                                    ------------     ------------      -----------      -----------
                                                    $     73,201     $     41,921      $   138,889      $    80,574
                                                    ============     ============      ===========      ===========

OPERATING INCOME
Semiconductor Products............................  $     11,956     $      4,049      $    19,834      $      8,025
Ceramic Products..................................         2,138            1,043            4,215             1,941
                                                    ------------     ------------      -----------      ------------
                                                    $     14,094     $      5,092      $    24,049      $      9,966
                                                    ============     ============      ===========      ============

                                                                                         OCT. 1,           APRIL 2,
                                                                                          2000              2000
                                                                                       ------------     -------------
                                                                                              (in thousands)
NET LONG-LIVED ASSETS
Semiconductor Products..........................................................       $     81,527     $    62,459
Ceramic Products................................................................             14,456          13,061
                                                                                       ------------     -----------
                                                                                       $     95,983     $    75,520
                                                                                       ============     ===========

TOTAL ASSETS
Semiconductor Products..........................................................       $    134,192     $    95,755
Ceramic Products................................................................             29,542          25,892
Corporate   ....................................................................            147,417         159,377
                                                                                       ------------     -----------
                                                                                       $    311,151     $   281,024
                                                                                       ============     ===========

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


SIGNIFICANT CUSTOMERS

During the three months ended October 1, 2000, two customers accounted for approximately 25% and 14%, respectively, of the Company's total sales. During the three months ended September 26, 1999, one customer accounted for approximately 34% of the Company's sales. For the six months ended October 1, 2000, two customers accounted for approximately 29% and 14%, respectively, of the Company's total sales. For the six months ended September 26, 1999, one customer accounted for approximately 33% of the Company's total sales.

NOTE 6  EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the quarters and six months ended October 1, 2000 and September 26, 1999 is as follows:

                                                               QUARTERS ENDED                    SIX MONTHS ENDED
                                                       -------------------------------    -------------------------------
                                                           OCT. 1,          SEPT. 26,         OCT. 1,          SEPT. 26,
                                                            2000              1999             2000              1999
                                                       -------------     -------------    -------------     -------------
                                                                                 (in thousands)
Weighted average shares (basic).....................       42,867            41,511           42,765            39,020

Effect of dilutive stock options....................        1,870             2,447            1,996             2,192
                                                          -------           -------          -------           -------
Weighted average shares (diluted)...................       44,737            43,958           44,761            41,212
                                                          =======           =======          =======           =======

For the periods ended October 1, 2000 and September 26, 1999, options to purchase approximately 1.2 million and 72,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common stock during those periods.

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


                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated. All data represented in the table has been restated to reflect the Company's April 24, 2000 acquisition of Network Device, Inc., which was accounted for as a pooling-of-interests:

                                                             Quarters Ended                    Six Months Ended
                                                       ---------------------------        ---------------------------
                                                        Oct. 1,        Sept. 26,            Oct. 1,       Sept. 26,
                                                          2000            1999               2000            1999
                                                       -----------     -----------        ------------    -----------
Sales................................................     100.0%         100.0%              100.0%         100.0%
Cost of sales .......................................      53.9            57.0               54.4           56.5
                                                         ------         -------             ------         ------
Gross margin.........................................      46.1            43.0               45.6           43.5
Research and development expenses....................      12.0            13.8               12.0           13.9
Selling and administrative expenses..................      14.8            17.1               16.2           17.2
                                                         ------         -------             ------         ------
Operating income.....................................      19.3            12.1               17.3           12.4
Other income, net....................................       2.6             3.9                2.8            2.4
                                                         ------         -------             ------         ------
Income before income taxes...........................      21.9            16.1               20.1           14.8
Provision for income taxes...........................       7.4             5.8                6.8            5.3
                                                         ------         -------             ------         ------
Net income..........................................       14.4%           10.3%              13.3%           9.5%
                                                         ======         =======             ======         ======

SALES. Sales increased 74.6% to $73.2 million for the second quarter of fiscal 2001 from $41.9 million for the second quarter of fiscal 2000. For the first six months of fiscal 2001, sales increased 72.4% to $138.9 million from $80.6 million for the first six months of fiscal 2000. Orders increased 75.0% to $77.3 million for the second quarter of fiscal 2001, compared with $44.2 million for the same period last year. The increase in sales and orders continues to be the result of high growth experienced by our Semiconductor and Ceramic Products Groups as a result of increased demand for wireless products and our ability to penetrate the growing broadband market. Deliveries to two customers represented approximately 25% and 14%, respectively, of our total sales for the second quarter of fiscal 2001 compared with one customer, which represented 34% of our sales for the same period last year. Deliveries to two customers represented approximately 29% and 14% of our total sales for the first six months of fiscal 2001 compared with one customer, which represented 33% for the comparable period last year.

GROSS PROFIT. Gross profit increased 87.1% to $33.7 million or 46.1% of sales for the second quarter of fiscal 2001 from $18.0 million or 43.0% of sales for the comparable period last year. For the first six months of fiscal 2001, gross profit increased 80.6% to $63.3 million or 45.6% of sales compared with $35.0 million or 43.5% of sales for the same period last year. The increase in gross margin for the quarter and year to date was primarily the result of our continued ability to leverage fixed costs and improve efficiencies, combined with a more favorable product mix with higher value-added products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 52.5% to $8.8 million or 12.0% of sales for the second quarter of fiscal 2001 from $5.8 million or 13.8% of sales for the comparable period last year. For the first six months of fiscal 2001, research and development expenses increased 49.3% to $16.7 million or 12.0% of sales from $11.2 million or 13.9% of sales for the comparable period last year. The increase in research and development expenses is due to our ongoing development of processes and applications within our Semiconductor Products Group. For the second quarter and first six months of fiscal 2001, over 90% of our total research and development expenses were focused on the Semiconductor Products Group.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $10.8 million or 14.8% of sales for the second quarter of fiscal 2001 compared with $7.2 million or 17.1% of sales for the same period last year. For the first six months of fiscal 2001, selling and administrative expenses totaled $22.5 million or 16.2% of sales. Included in the $22.5 million was approximately $1.8 million in one-time closing costs associated with the acquisition of Network Device, Inc., which was completed on April 24, 2000. Excluding these one time costs, selling and administrative expenses for the six months ended October 1, 2000 totaled $20.7 million or 14.9% of sales compared with $13.9 million or 17.2% of sales for the comparable period last year. The increase in selling and administrative expenses was primarily attributable to increased sales commissions resulting from higher sales volumes as well as increased costs incurred in training and recruiting employees. Due to our continued ability to support our sales growth without incurring substantial additional costs, selling and administrative expenses as a percentage of sales declined for the quarter and six months ended October 1, 2000 when compared to the same periods last year.

OTHER INCOME, NET. Other income, net, for the second quarter and first six months of fiscal 2001 increased $267 thousand and $1.9 million, respectively, over the comparable periods last year. These increases were primarily attributable to an increase in interest income as a result of higher average levels of cash, cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. Our effective tax rates for the first six months of fiscal 2001 and 2000 were 34% and 36%, respectively.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the periods indicated. All data represented in the table has been restated to reflect the Company's acquisition of Network Device, Inc. on April 24, 2000. Additionally, the data represented in the table has been restated to reflect the reorganization from three to two reportable operating segments during the quarter ended October 1, 2000:

                                                            Quarter Ended                  Six Months Ended
                                                       -------------------------      ---------------------------
                                                         Oct. 1,      Sept. 26,         Oct. 1,         Sept. 26,
                                                          2000           1999            2000             1999
                                                       ----------    -----------      ----------      -----------
                                                                           (in thousands)
  Sales
  Semiconductor Products...........................     $ 60,970       $ 33,520        $113,930          $64,151
  Ceramic Products.................................       12,231          8,401          24,959           16,423
                                                        --------       --------        --------          -------
                                                        $ 73,201       $ 41,921        $138,889          $80,574
                                                        ========       ========        ========          =======

  Operating Income
  Semiconductor Products...........................     $ 11,956       $  4,049        $ 19,834          $ 8,025
  Ceramic Products.................................        2,138          1,043           4,215            1,941
                                                        --------       --------        --------          -------
                                                        $ 14,094       $  5,092        $ 24,049          $ 9,966
                                                        ========       ========        ========          =======

SEMICONDUCTOR PRODUCTS. Sales for the Semiconductor Products Group increased 81.9% to $61.0 million for the second quarter of fiscal 2001 from $33.5 million for the same quarter last year. For the first six months of fiscal 2001, sales for the Semiconductor Products Group increased 77.6% to $113.9 million from $64.2 million for the same period last year. The increase continues to be attributable to increased demand and penetration into our two targeted markets - wireless and broadband.

Operating income for the Semiconductor Products Group almost tripled to $12.0 million for the second quarter of fiscal 2001 from $4.0 million for the comparable quarter last year. For the six months ended October 1, 2000, operating income increased 147.2% to $19.8 million from $8.0 million for the comparable period last year. The increase was primarily attributable to increased sales and improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, this group continued its focus on the development of processes and products for the wireless and broadband markets, while continuing to control administrative costs.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CERAMIC PRODUCTS. Sales for the Ceramics Group for the second quarter increased 45.6% to $12.2 million from $8.4 million for the same quarter last year. For the first six months of fiscal 2001, sales for the Ceramics Group increased 52.0% to $25.0 million from $16.4 million for the same period last year. The increase was primarily attributable to growth in demand and increased penetration in the wireless infrastructure and broadband markets.

Operating income for the Ceramics Group more than doubled to $2.1 million from $1.0 million for the second quarter and increased 117.2% to $4.2 million from $1.9 million for the first six months of fiscal 2001 compared with the same periods last year. The increase in operating income was primarily the result of increased sales and improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.


FINANCIAL CONDITION

At October 1, 2000 working capital totaled $181.2 million and included $133.2 million in cash, cash equivalents and short-term investments. Annualized inventory turns for the six months ended October 1, 2000 increased to 10.8 from
10.1 for the comparable period last year. Additionally, average days sales outstanding for the six months ended October 1, 2000 decreased to 55 from 58 for the same period last year.

Capital expenditures for the six months ended October 1, 2000 totaled $27.6 million. Of the $27.6 million, approximately $8.8 million related to the purchase of a 125,000 square foot manufacturing and office facility on a forty-one acre site in Haverhill, Massachusetts. Initial operations at this site will commence in January 2001 and include design engineering as well as automated GaAs IC, silicon semiconductor and multi-chip module assembly and testing. Expansion into Haverhill will provide space in our existing facility in Woburn, Massachusetts for the expansion of our fabrication operations.

In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC facility in Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full productivity. The second phase, which involved the installation of additional production equipment within the existing facility, has been completed. The third phase of this project involves the creation of a GaAs IC line that would allow us to manufacture product on six-inch wafers. We are in the initial phases of development of this six-inch wafer production line, which is estimated to cost approximately $30 million dollars. We expect to complete this phase within twelve to fifteen months. Once this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires.

We believe that anticipated cash from operations, available funds and borrowings under our revolving credit agreement will be adequate to fund our currently planned working capital and capital expenditure requirements, at least through fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivatives and hedging activities. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. These statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These statements will be effective for our fiscal 2002. We are currently evaluating SFAS No.133 and SFAS No. 138. We do not expect these new statements to have a material effect on our consolidated financial position, results of operations or cash flow.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that constitute the Company's current intentions, hopes, beliefs and expectations or predictions of future results and accomplishments, which are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in the Company's forward-looking statements based on various factors, including without limitation: cancellation or deferral of customer orders; dependence on a small number of large customers; difficulties in the timely development and market acceptance of new products; market developments that vary from the current public expectations concerning the growth of wireless, broadband and fiber-optic communications; difficulties in manufacturing new or existing products in sufficient quantity or quality; difficulties in completing the Company's planned capital improvements, including its expansion to the facility in Haverhill, Massachusetts; increased competitive pressures; decreasing selling prices for the Company's products; or changes in economic conditions. Further information on factors that could affect the Company's performance is included in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Form 10-K for the year ended April 2, 2000, and subsequent Forms 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

INVESTMENT PRICE RISK

The fair value of the Company's short-term investment portfolio at October 1, 2000 approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is considered not to be material because of the short-term nature of the investments.

INTEREST RATE RISK

The carrying value of the Company's long-term debt, including current maturities, was approximately $396 thousand at October 1, 2000. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the quarter-end carrying value.


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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) On September 11, 2000, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

        b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

        c) A proposal to elect Thomas C. Leonard, David J. Aldrich and Arthur Pappas as Class 2 Directors to hold office for a three-year term until the 2003 Annual Meeting of Stockholders and until their successors have been duly elected and qualified was approved with the following vote: Mr. Leonard 36,529,181 for and 89,276 withheld, Mr. Aldrich 36,410,965 for and 207,492 withheld and Mr. Pappas 36,410,885 for and 207,572 withheld.

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

       (10) Material Contracts.

               Purchase and Sale Agreement dated July 27, 2000 between the Registrant and C.R. Bard, Inc.

       (11) Statement regarding computation of per share earnings.**

       (27) Financial Data Schedules.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended October 1, 2000.

-------------------

 ** Reference is made to Note 6 of the notes to Consolidated Financial
    Statements on Page 8 of this Quarterly Report on Form 10-Q, which Note 6 is hereby incorporated by reference herein.