Form 10-Q
period 2000-12-31
ALPHA INDUSTRIES INC
filed 2001-02-14
CIK 4127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                  CLASS                                  OUTSTANDING AT JANUARY 28, 2001
                                  -----                                  -------------------------------
                 COMMON STOCK, PAR VALUE $.25 PER SHARE                            43,426,263

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                PAGE
PART 1        FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Consolidated Balance Sheets - December 31, 2000 and April 2, 2000.....................    3

         Consolidated Statements of Income - Quarters and Nine Month Periods Ended
         December 31, 2000 and December 26, 1999...............................................    4

         Consolidated Statements of Cash Flows - Nine Month Periods Ended
         December 31, 2000 and December 26, 1999...............................................    5

         Notes to Consolidated Financial Statements............................................    6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................   10

PART 2        OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.................................................   14

--------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share and per share amounts)

                                                                                      DECEMBER 31,          APRIL 2,
                                                                                          2000                2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets
         Cash and cash equivalents ..........................................          $  30,004           $  23,219
         Short-term investments (Note 3) ....................................            113,028             123,391
         Accounts receivable, trade, less allowance for doubtful
               accounts of $1,027 and $796 ..................................             52,563              33,844
         Inventories (Note 4) ...............................................             16,492              11,916
         Prepayments and other current assets ...............................              5,075               2,583
         Prepaid income taxes ...............................................              4,213               1,191
         Deferred income taxes ..............................................              7,261               7,261
                                                                                       ---------           ---------
                  Total current assets ......................................            228,636             203,405
                                                                                       ---------           ---------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $78,534 and $67,042 ................................            102,168              75,520
   Other assets .............................................................              2,033               2,099
                                                                                       ---------           ---------
                                                                                       $ 332,837           $ 281,024
                                                                                       =========           =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt ...............................          $     111           $   3,011
         Accounts payable ...................................................             18,294              20,537
         Accrued liabilities:
           Payroll, commissions and related expenses ........................              9,145               6,975
           Other ............................................................              3,458               2,525
                                                                                       ---------           ---------
                  Total current liabilities .................................             31,008              33,048
                                                                                       ---------           ---------
   Long-term debt ...........................................................                285                 345
                                                                                       ---------           ---------
   Other long-term liabilities ..............................................              2,204               2,237
                                                                                       ---------           ---------
   Deferred income taxes ....................................................              3,301               3,301
                                                                                       ---------           ---------
   Commitments and contingencies (Note 7)
   Stockholders' equity
         Common stock par value $0.25 per share: authorized
           100,000,000 shares; issued 43,453,890 and 42,576,518 shares.......             10,863              10,644
         Additional paid-in capital .........................................            221,426             197,711
         Retained earnings ..................................................             63,794              33,806
         Treasury shares 41,899 and 64,786 at cost ..........................                (44)                (68)
                                                                                       ---------           ---------
           Total stockholders' equity .......................................            296,039             242,093
                                                                                       ---------           ---------
                                                                                       $ 332,837           $ 281,024
                                                                                       =========           =========

--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                           THIRD                                NINE MONTH
                                                       QUARTERS ENDED                          PERIODS ENDED
                                                DEC. 31,            DEC. 26,            DEC. 31,            DEC. 26,
                                                  2000                1999                2000                1999

--------------------------------------------------------------------------------------------------------------------
Net sales ................................     $  78,684           $  48,043           $ 217,573           $ 128,617
  Cost of sales ..........................        42,326              27,088             117,930              72,630
  Research and development expenses ......         9,534               6,490              26,243              17,685
  Selling and administrative expenses.....        11,405               7,792              33,932              21,663
                                               ---------           ---------           ---------           ---------
Operating income .........................        15,419               6,673              39,468              16,639
Interest expense .........................           (16)                (72)                (54)               (146)
Interest income and other, net ...........         2,143               1,916               6,022               3,951
                                               ---------           ---------           ---------           ---------
Income before income taxes ...............        17,546               8,517              45,436              20,444
Provision for income taxes ...............         5,966               3,066              15,448               7,361
                                               ---------           ---------           ---------           ---------
Net income ...............................     $  11,580           $   5,451           $  29,988           $  13,083
                                               =========           =========           =========           =========
Basic earnings per share .................     $    0.27           $    0.13           $    0.70           $    0.33
                                               =========           =========           =========           =========
Diluted earnings per share ...............     $    0.26           $    0.12           $    0.67           $    0.31
                                               =========           =========           =========           =========

Shares used in computing:
Basic earnings per share .................        43,147              41,985              42,882              40,009
                                               =========           =========           =========           =========
Diluted earnings per share ...............        44,784              44,034              44,760              42,153
                                               =========           =========           =========           =========

--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                         NINE MONTH PERIODS ENDED
                                                                                       DEC. 31,            DEC. 26,
                                                                                         2000                1999

-------------------------------------------------------------------------------------------------------------------
   CASH PROVIDED BY OPERATIONS:
     Net income ............................................................          $  29,988           $  13,083
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization of property, plant and equipment ......             11,492               7,700
       Gain on sale of property, plant and equipment .......................                (28)                 --
       Loss on disposal of property, plant and equipment ...................                 --                 303
       Deferred income taxes ...............................................                 --               2,538
       Issuance of treasury stock to 401(k) plan ...........................              1,077                 850
       Amortization of unearned compensation - restricted stock ............                 --                   4
       (Decrease) increase in other liabilities and long-term benefits .....                (33)                230
       Decrease (increase) in other assets .................................                 66                (266)
       Changes in operating assets and liabilities:
        Accounts receivable ................................................            (18,719)             (5,039)
        Inventories ........................................................             (4,576)               (910)
        Prepayments and other current assets ...............................             (5,514)             (1,753)
        Accounts payable ...................................................             (2,243)              3,172
        Other accrued liabilities and expenses .............................             19,390               2,490
                                                                                      ---------           ---------
          Net cash provided by operations ..................................             30,900              22,402
                                                                                      ---------           ---------
   CASH USED IN INVESTING:
       Additions to property, plant and equipment ..........................            (38,140)            (26,961)
       Proceeds from sale of property, plant and equipment .................                 28                  60
       Purchases of short-term investments .................................            (94,257)           (148,719)
       Maturities of short-term investments ................................            104,620              50,010
                                                                                      ---------           ---------
          Net cash used in investing .......................................            (27,749)           (125,610)
                                                                                      ---------           ---------
   CASH PROVIDED BY FINANCING:
       Payments on long-term debt ..........................................             (2,960)             (1,110)
       Proceeds from long-term debt ........................................                 --               2,900
       Deferred charges related to long-term debt ..........................                 --                  30
       Proceeds from sale of stock .........................................                238             116,036
       Exercise of stock options and warrants ..............................              6,356               2,106
                                                                                      ---------           ---------
          Net cash provided by financing activities ........................              3,634             119,962
                                                                                      ---------           ---------
   Net increase in cash and cash equivalents ...............................              6,785              16,754
   Cash and cash equivalents, beginning of period ..........................             23,219              15,162
                                                                                      ---------           ---------
   Cash and cash equivalents, end of period ................................          $  30,004           $  31,916
                                                                                      =========           =========

-------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
            Cash paid for income taxes .....................................          $   1,854           $   3,078
                                                                                      =========           =========
            Cash paid for interest .........................................          $      51           $     156
                                                                                      =========           =========

Supplemental disclosure of non-cash operating activities:
            Tax benefit associated with the exercise of stock options ......          $  16,150           $   4,911
                                                                                      =========           =========
            Compensation expense related to stock options ..................          $     137           $      --
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

The following information presents certain income statement data of the separate companies for prior periods reflected:

                                                                    THIRD             NINE MONTH
                                                                 QUARTER ENDED       PERIOD ENDED
                                                                 DEC. 26, 1999       DEC. 26, 1999
                                                                --------------       -------------
                                                                (in thousands)

Net sales:
     Alpha Industries, Inc. .............................          $ 47,463             $127,837
     Network Device, Inc. ...............................               725                1,093
     Adjustments/ Eliminations...........................              (145)                (313)
                                                                   --------             --------
                                                                   $ 48,043             $128,617
                                                                   ========             ========
Net income (loss):
     Alpha Industries, Inc. .............................          $  6,297             $ 16,070
     Network Device, Inc. ...............................            (1,322)              (4,667)
     Adjustments/Eliminations ...........................               476                1,680
                                                                   --------             --------
                                                                   $  5,451             $ 13,083
                                                                   ========             ========


The effects of conforming NDI's accounting policies to those of the Company were not material

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

NOTE 4    INVENTORIES

                                                        DEC. 31,         APRIL 2,
   Inventories consist of the following:                  2000             2000
---------------------------------------------------------------------------------

                                                              (in thousands)
     Raw materials ...........................          $ 5,216          $ 3,473
     Work-in-process..........................            8,469            7,397
     Finished goods ..........................            2,807            1,046
                                                        -------          -------
                                                        $16,492          $11,916
                                                        =======          =======

NOTE 5    SEGMENT INFORMATION

During the second quarter ended October 1, 2000, the Company reorganized into two reportable segments based on management's methods of evaluating operations and performance. The new reportable segments are: Semiconductor Products and Ceramic Products. The Semiconductor Products segment is comprised of two of the Company's former segments: Wireless Semiconductor Products and Application Specific Products. A description of the reportable segments follows:

SEMICONDUCTOR PRODUCTS:

The Semiconductor Products segment designs and manufactures gallium arsenide integrated circuits and other discrete semiconductors primarily for the global wireless communications and broadband markets.

CERAMIC PRODUCTS:

The Ceramic Products segment designs and manufactures technical ceramic and magnetic products primarily for the global wireless infrastructure and broadband markets.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


The table below presents selected financial data by business segment for the periods indicated. The prior periods presented have been restated to reflect the reorganization into two reportable segments.


                                                     QUARTERS ENDED                 NINE MONTH PERIODS ENDED
                                               --------------------------          --------------------------
                                               DEC. 31,          DEC. 26,          DEC. 31,          DEC. 26,
                                                 2000              1999              2000              1999
                                               --------          --------          --------          --------
                                                                       (in thousands)
SALES
Semiconductor Products...............          $ 65,866          $ 39,891          $179,796          $104,042
Ceramic Products ....................            12,818             8,152            37,777            24,575
                                               --------          --------          --------          --------
                                               $ 78,684          $ 48,043          $217,573          $128,617
                                               ========          ========          ========          ========

OPERATING INCOME
Semiconductor Products...............          $ 13,179          $  5,632          $ 33,013          $ 13,657
Ceramic Products ....................             2,240             1,041             6,455             2,982
                                               --------          --------          --------          --------
                                               $ 15,419          $  6,673          $ 39,468          $ 16,639
                                               ========          ========          ========          ========



                                                       DEC. 31,          APRIL 2,
                                                         2000              2000
                                                       --------          --------
                                                             (in thousands)
NET LONG-LIVED ASSETS
Semiconductor Products.......................          $ 86,532          $ 62,459
Ceramic Products ............................            15,636            13,061
                                                       --------          --------
                                                       $102,168          $ 75,520
                                                       ========          ========

TOTAL ASSETS
Semiconductor Products.......................          $142,657          $ 95,755
Ceramic Products ............................            30,105            25,892
Corporate ...................................           160,075           159,377
                                                       --------          --------
                                                       $332,837          $281,024
                                                       ========          ========


SIGNIFICANT CUSTOMERS

During the three months ended December 31, 2000, two customers accounted for approximately 27% and 10%, respectively, of the Company's total sales. During the three months ended December 26, 1999, one customer accounted for approximately 35% of the Company's sales. For the nine months ended December 31, 2000, two customers accounted for approximately 28% and 13%, respectively, of the Company's total sales. For the nine months ended December 26, 1999, one customer accounted for approximately 34% of the Company's total sales.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


NOTE 6    EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share for the quarters and nine month periods ended December 31, 2000 and December 26, 1999 is as follows:

                                                                             QUARTERS ENDED             NINE MONTH PERIODS ENDED
                                                                        ------------------------        ------------------------
                                                                        DEC. 31,        DEC. 26,        DEC. 31,        DEC. 26,
                                                                          2000            1999            2000            1999
                                                                        --------        --------        --------        --------
                                                                                              (in thousands)

Weighted average shares (basic) ...............................          43,147          41,985          42,882          40,009

Effect of dilutive stock options ..............................           1,637           2,049           1,878           2,144
                                                                         ------          ------          ------          ------

Weighted average shares (diluted)..............................          44,784          44,034          44,760          42,153
                                                                         ======          ======          ======          ======

For the quarters ended December 31, 2000 and December 26, 1999, options to purchase approximately 1.2 million and 41,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common stock during those periods.

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


                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated. All data represented in the table has been restated to reflect the Company's April 24, 2000 acquisition of Network Device, Inc., which was accounted for as a pooling-of-interests:

                                                          Quarters Ended              Nine Month Periods Ended
                                                      -----------------------         ------------------------
                                                      Dec. 31,       Dec. 26,         Dec. 31,        Dec. 26,
                                                        2000           1999             2000            1999
                                                      --------       --------         --------        --------

Sales .....................................            100.0%          100.0%          100.0%          100.0%
Cost of sales .............................             53.8            56.4            54.2            56.5
                                                       -----           -----           -----           -----
Gross margin ..............................             46.2            43.6            45.8            43.5
Research and development expenses .........             12.1            13.5            12.1            13.8
Selling and administrative expenses........             14.5            16.2            15.6            16.8
                                                       -----           -----           -----           -----
Operating income ..........................             19.6            13.9            18.1            12.9
Other income, net .........................              2.7             3.8             2.7             3.0
                                                       -----           -----           -----           -----
Income before income taxes ................             22.3            17.7            20.9            15.9
Provision for income taxes ................              7.6             6.4             7.1             5.7
                                                       -----           -----           -----           -----
Net income ................................             14.7%           11.3%           13.8%           10.2%
                                                       =====           =====           =====           =====

SALES. Sales increased 63.8% to $78.7 million for the third quarter of fiscal 2001 from $48.0 million for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, sales increased 69.2% to $217.6 million from $128.6 million for the first nine months of fiscal 2000. Orders increased 41.5% to $76.4 million for the third quarter of fiscal 2001, compared with $54.0 million for the same period last year. The increase in sales and orders continues to be the result of high growth experienced by both our Semiconductor and Ceramic Products Groups as a result of increased demand for wireless products, as well as the increasing diversification of our customer base. In addition, our continued ability to penetrate the emerging broadband market has contributed to the overall increase in sales and orders. Deliveries to two customers represented approximately 27% and 10%, respectively, of our total sales for the third quarter of fiscal 2001, compared with one customer which represented 35% of our sales for the same period last year. Deliveries to two customers represented approximately 28% and 13% of our total sales for the first nine months of fiscal 2001, compared with one customer which represented 34% for the comparable period last year.

GROSS PROFIT. Gross profit increased 73.5% to $36.4 million or 46.2% of sales for the third quarter of fiscal 2001 from $21.0 million or 43.6% of sales for the comparable period last year. For the first nine months of fiscal 2001, gross profit increased 78.0% to $99.6 million or 45.8% of sales compared with $56.0 million or 43.5% of sales for the same period last year. The increase in gross margin for the quarter and year to date was primarily attributable to our continued ability to leverage capacity and improve operating efficiencies in both the Semiconductor and Ceramic Products Groups.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 46.9% to $9.5 million or 12.1% of sales for the third quarter of fiscal 2001 from $6.5 million or 13.5% of sales for the comparable period last year. For the first nine months of fiscal 2001, research and development expenses increased 48.4% to $26.2 million or 12.1% of sales from $17.7 million or 13.8% of sales for the comparable period last year. The increase in research and development expenses is primarily due to our ongoing development of processes and applications within our Semiconductor Products Group. For the third quarter and first nine months of fiscal 2001, over 90% of our total research and development expenses were focused on the Semiconductor Products Group.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses totaled $11.4 million or 14.5% of sales for the third quarter of fiscal 2001, compared with $7.8 million or 16.2% of sales for the same period last year. For the first nine months of fiscal 2001, selling and administrative expenses totaled $33.9 million or 15.6% of sales. Included in the $33.9 million is approximately $1.8 million in one-time closing costs associated with the acquisition of Network Device, Inc. (NDI), which was completed on April 24, 2000. Excluding these one time costs, selling and administrative expenses for the nine months ended December 31, 2000 would have totaled $32.1 million or 14.8% of sales compared with $21.7 million or 16.8% of sales for the comparable period last year. The increase in selling and administrative expenses was primarily attributable to increased direct selling costs resulting from higher sales volumes as well as increased costs related to training and recruiting employees. Due to our continued ability to support our sales growth without incurring substantial additional costs, selling and administrative expenses as a percentage of sales declined for the quarter and nine months ended December 31, 2000 when compared to the same periods last year.

OTHER INCOME, NET. Other income, net, for the third quarter and first nine months of fiscal 2001 increased $283,000 and $2.2 million, respectively, over the comparable periods last year. These increases were primarily attributable to an increase in interest income as a result of higher average levels of cash, cash equivalents and short-term investments.

PROVISION FOR INCOME TAXES. Our effective tax rates for the first nine months of fiscal 2001 and 2000 were 34% and 36%, respectively.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the periods indicated. All data represented in the table has been restated to reflect the Company's acquisition of Network Device, Inc. on April 24, 2000:

                                                Quarters Ended                  Nine Month Periods Ended
                                           --------------------------          --------------------------
                                           Dec. 31,          Dec. 26,          Dec. 31,          Dec. 26,
                                             2000              1999              2000              1999
                                           --------          --------          --------          --------
                                                                   (in thousands)
  Sales
  -----
  Semiconductor Products.........          $ 65,866          $ 39,891          $179,796          $104,042
  Ceramic Products ..............            12,818             8,152            37,777            24,575
                                           --------          --------          --------          --------
                                           $ 78,684          $ 48,043          $217,573          $128,617
                                           ========          ========          ========          ========

  Operating Income
  ----------------
  Semiconductor Products.........          $ 13,179          $  5,632          $ 33,013          $ 13,657
  Ceramic Products ..............             2,240             1,041             6,455             2,982
                                           --------          --------          --------          --------
                                           $ 15,419          $  6,673          $ 39,468          $ 16,639
                                           ========          ========          ========          ========

SEMICONDUCTOR PRODUCTS. Sales for the Semiconductor Products Group increased 65.1% to $65.9 million for the third quarter of fiscal 2001 from $39.9 million for the same quarter last year. For the first nine months of fiscal 2001, sales for the Semiconductor Products Group increased 72.8% to $179.8 million from $104.0 million for the same period last year. The increase was primarily attributable to increased demand and penetration into our two targeted markets - wireless and broadband.

Operating income for the Semiconductor Products Group more than doubled to $13.2 million for the third quarter of fiscal 2001 from $5.6 million for the comparable quarter last year. For the nine months ended December 31, 2000, operating income increased to $33.0 million from $13.7 million for the comparable period last year. Included in the $33.0 million is approximately $1.8 million in one-time closing costs associated with the acquisition of NDI. Excluding these one-time costs, operating income for the nine months ended December 31, 2000 would have totaled $34.8 million, an increase of 154.8% when compared to the same period last year. The increase was primarily attributable to increased sales and improved operating efficiencies as this group continued to leverage capacity and improve yields. In addition, this group continued its focus on the development of processes and products for the wireless and broadband markets, while continuing to control administrative costs.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CERAMIC PRODUCTS. Sales for the Ceramic Products Group for the third quarter increased 57.2% to $12.8 million from $8.2 million for the same quarter last year. For the first nine months of fiscal 2001, sales for the Ceramic Products Group increased 53.7% to $37.8 million from $24.6 million for the same period last year. The increase was primarily due to growth in demand and increased penetration in the wireless infrastructure and broadband markets.

Operating income for the Ceramic Products Group more than doubled to $2.2 million for the third quarter from $1.0 million for the third quarter a year ago, and also more than doubled to $6.5 million from $3.0 million for the first nine months of fiscal 2001 compared with the same period last year. The increase in operating income was primarily the result of increased sales and improved operating efficiencies, including the leveraging of existing capacity and increased manufacturing automation.


FINANCIAL CONDITION

At December 31, 2000, working capital totaled $197.6 million and included $143.0 million in cash, cash equivalents and short-term investments. Average days sales outstanding for the nine months ended December 31, 2000 was 54, consistent with the comparable period last year. Additionally, annualized inventory turns for the nine months ended December 31, 2000 increased to 11.1 from 10.5 for the comparable period last year.

Capital expenditures for the nine months ended December 31, 2000 totaled $38.1 million. Of the $38.1 million, approximately $8.8 million related to the purchase of a 125,000 square foot manufacturing and office facility on a forty-one acre site in Haverhill, Massachusetts. Initial operations at this site commenced in January 2001 and include design engineering as well as automated gallium arsenide integrated circuit (GaAs IC), silicon semiconductor and multi-chip module assembly and testing. The relocation of these operations to the Haverhill facility has provided space for the expansion of fabrication operations at our facility in Woburn, Massachusetts.

In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC facility in Woburn, Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full operation. The second phase, which involved the installation of additional production equipment within the existing facility, has been completed. The third phase of this project involves the creation of a GaAs IC line that would allow the manufacture of product on six-inch wafers. We are in the initial phases of development of this six-inch wafer production line, which we estimate will cost approximately $30 million dollars. We expect to complete this phase within twelve to fifteen months. Once this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that reflect the Company's current intentions, expectations and predictions of future results, accomplishments and other matters, all of which are inherently subject to risks and uncertainties. The Company's actual results may differ materially from those anticipated in the Company's forward-looking statements, based on various factors. Such factors include, but are not limited to: cancellation or postponement of customer orders, inability to predict customer orders, the disproportionate impact of the Company's business relationships with its larger customers, variations in the timing of new product development and market acceptance, difficulty manufacturing products in sufficient quantity and quality, difficulty completing the Company's planned capital investments and process improvements, erosion of selling prices or margins, modification of the Company's plans or intentions, and market developments, competitive pressures and changes in economic conditions that vary from the Company's expectations. Additional information on these and other factors that may cause actual results and the Company's performance to differ materially is included in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the year ended April 2, 2000, and subsequent Quarterly Reports on Form 10-Q. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          (4) Instruments defining rights of security holders, including indentures.

               (c) Revolving Credit Agreement dated November 16, 2000 between Alpha Industries, Inc., Trans-Tech Inc., Fleet National Bank and Silicon Valley Bank.

          (11) Statement regarding computation of per share earnings.**

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 2000.



------------
** Reference made to Note 6 of the notes to Consolidated Financial Statements on Page 9 of this Quarterly Report on Form 10-Q, which Note 6 is hereby incorporated by reference herein.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 9, 2001
      ----------------
                                   Alpha Industries, Inc. and Subsidiaries
                                   --------------------------------------------
                                                 Registrant



                                   /s/ David J. Aldrich
                                   --------------------------------------------
                                   David J. Aldrich
                                   Chief Executive Officer
                                   President
                                   Director




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