Form 10-K
period 2001-04-01
ALPHA INDUSTRIES INC
filed 2001-06-29
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     For the fiscal year ended April 1, 2001

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

     Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 27, 2001 was approximately $1.102 billion.

The number of shares of Common Stock outstanding at May 27, 2001 was 43,593,725.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement, to be filed within 120 days of the end of the Registrant's fiscal year are incorporated by reference into Part III of this report.

                    The Exhibit Index is located on page 44.
                               Page 1 of 50 pages.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                     PART I

Item 1 Business

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for wireless voice and data and broadband communications. The primary applications for our products include wireless handsets, wireless infrastructure and broadband communications equipment. We also produce integrated circuits, discrete components, electrical ceramics and ferrites used in wireless base station equipment, cable television, cable modems and other broadband applications, wireless local loop, wireless personal digital assistants and wireless local area networks.

We offer a broad range of products, including integrated circuit (IC) switches and controls, power amplifiers, discrete semiconductors and multi-chip modules that comprise a significant part of the radio frequency devices used in wireless telephone handsets. We use a range of technologies, processes and materials to meet our customers' performance requirements, including gallium arsenide metal semiconductor field effect transistor (GaAs MESFET), gallium arsenide pseudomorphic high electron mobility transistor (GaAs PHEMT), silicon and electrical ceramic. Through our acquisition of Network Device, Inc. (NDI) in April 2000, we offer power amplifiers and other devices made with a gallium arsenide heterojunction bipolar transistor (GaAs HBT) process and an indium gallium phosphide HBT process (InGaP HBT). In May 2001, we announced the introduction of the world's first tri-band power amplifier module employing InGaP HBT process technology. The AP134 module is designed for use in existing dual-mode wireless handsets and is fully General Packet Radio Service (GPRS) compliant. We also announced the shipment of our first volume order of a new family of broadband amplifiers utilizing our InGaP HBT technology.

During fiscal 2001, we announced the introduction of our Alpha Integration Platform(TM) (aiIP(TM)), a breakthrough manufacturing, packaging and design technique, combining various radio frequency (RF) components in a single module-based platform. The aiIP satisfies the market's demand for RF solutions that will reduce design complexity and improve the OEMs' overall time to market for new products. Utilizing this technique, we introduced state-of-the-art switch/filter technology for wireless handsets. These switch/filter products combine multiple functions in a single, module-based platform.

We also announced the introduction of our Alpha-2(TM) multi-chip module packaging technology, which will dramatically reduce the cost of manufacturing high-speed and high-frequency data communications equipment. Alpha-2 technology provides the first surface-mounted package specifically designed for high-frequency and high-speed ICs. The Alpha-2 package is compatible with standard tape-and-reel manufacturing, making it ideal for use in high-speed data communications equipment.

We divide our operations into two segments to address the distinct dynamics of different markets:

----------------------------------------------------------------------------------
                         SEMICONDUCTOR PRODUCTS             CERAMIC PRODUCTS
----------------------------------------------------------------------------------
Primary Products        GaAs Integrated Circuits         Electrical Ceramics
                        Discrete Semiconductors          Ferrites
                        Multi-Chip Modules
----------------------------------------------------------------------------------
Primary Markets         Wireless Handsets                Wireless Infrastructure
                        Wireless Infrastructure          Broadband Communications
                        Broadband Communications
----------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Our Semiconductor Products segment supplies GaAs integrated circuits and discrete semiconductors in high volume for wireless telephone handsets and wireless data applications. These products are used in equipment incorporating the leading digital standards, Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA (IS95), and Time Division Multiple Access, or TDMA (IS136).

Our Ceramic Products segment uses electrical ceramic and ferrite technologies to supply resonators and filters, primarily for wireless base station equipment.

Financial information about segments and geographic areas can be found in Note 10 to the consolidated financial statements filed as part of this report.

We were incorporated in 1962 under the laws of the state of Delaware.

PRODUCTS AND APPLICATIONS

We offer a broad array of radio frequency, microwave frequency and millimeter wave frequency products to the wireless and broadband markets, including GaAs IC switches and controls, GaAs integrated circuit power amplifiers, silicon discrete semiconductors, ceramic resonators and multi-chip modules. A typical end product for wireless communications, such as a handset, contains radio frequency, baseband and digital signal processing components. Radio frequency components convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received. Baseband components process signals into and from their original electrical form (low frequency voice or data). The digital components control the overall circuitry and process the voice or other data to be transmitted and received.

The table below identifies the major product categories and markets we serve.

----------------------------------------------------------------------------------------------------------------------------
                                 POWER       SMALL SIGNAL &                                                      MILLIMETER
                               AMPLIFIER     MULTIFUNCTION                         DISCRETE        CERAMIC         WAVE
        MARKETS                   ICS             ICS           SWITCH ICS      SEMICONDUCTORS     PRODUCTS      PRODUCTS
----------------------------------------------------------------------------------------------------------------------------
   WIRELESS VOICE & DATA
     Handsets                      -                                 -                -
     PDAs                          -                                 -                -
     Infrastructure                -               -                 -                -                -             -
----------------------------------------------------------------------------------------------------------------------------
   BROADBAND
     Wireless                                      -                 -                -                -             -
     Cable TV & Modems             -               -                 -                -                -             -
     Fiber                                         -                 -                -                -             -
----------------------------------------------------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


SEMICONDUCTOR PRODUCTS

The diagram below illustrates the role of many of our Semiconductor Products in a dual band and dual mode wireless telephone handset.


                     [DUAL BAND/DUAL MODE HANDSET DIAGRAM]


Power Amplifiers. Wireless communications systems require amplification in receiving and transmitting signals. Relatively weak incoming signals must be amplified without adding background noise. GaAs power amplifiers are used in handsets because they use battery power more efficiently than silicon amplifiers, and battery life is a critical system feature in these portable applications. We have been a leader in innovative GaAs power amplifier ICs. We were the first merchant semiconductor company to offer a three volt, high-efficiency PHEMT power amplifier IC for GSM operating at three different frequencies. This product has been in continuous production for more than a year. We were also the first to deliver a three volt MESFET GaAs power amplifier IC, which has now been in continuous, high-volume production for more than three years. In addition, our acquisition of NDI has provided us with GaAs HBT process technology, which has opened new power amplifier opportunities and complements our strength in the GaAs PHEMT and GaAs MESFET processes.

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

Our GaAs integrated circuit switches are used in handsets to provide lower signal loss and better signal isolation than comparable products. Our ultra-high-efficiency GaAs PHEMT switch ICs integrate logic elements, making their usage even easier for our OEM customers. The GaAs HBT process has not been suitable for switches.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Discrete Semiconductors. Discrete semiconductors, especially diodes, are used for signal tuning and switching functions in the handset. We draw on our microwave frequency and millimeter wave frequency experience to produce diodes with better circuit performance. We manufacture these products in very high volumes for several handset OEMs.

Multi-Chip Modules. Multi-chip modules combine various semiconductor processes, such as HBT, PHEMT and RF discrete semiconductors, in a single module-based platform. The result is an easy-to-manufacture solution that enables broadband and wireless OEMs to reduce design complexity and dramatically shorten their product development cycle.

CERAMIC PRODUCTS

Our ceramic products play a critical role in the signal selection, or filtering process, that is essential to processing communications signals. Ceramic materials allow improved power efficiency and miniaturization, and are being increasingly used in wireless communications infrastructure. Additionally, ceramic products are essential to the broadband market through their presence in point-to-point radios, fiber optics and CATV HFC (cable television hybrid fiber coax system) networks. Ceramic products are also critical in the frequency-determining portions of DBS/VSAT (digital broadcast satellite/very small aperture terminal) receivers, radar detectors and intrusion alarms.

MARKETING AND DISTRIBUTION

We sell our products through independent manufacturers' representatives and distribution partners, and through a direct sales staff. We sell through 12 domestic and 19 international independent manufacturers' representative organizations. We also distribute product through a global organization that is franchised throughout portions of the world, and through two organizations that focus primarily on the North American market. Our field support management staff oversees our manufacturers' representatives and distributors and provides them with sales direction and support. Our direct sales staff manages key customer accounts and worldwide customer support and identifies and targets sales in emerging wireless and broadband markets.

We maintain an internal marketing organization that is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications. Our internal marketing organization also prepares technical presentations for industry conferences.

We believe that the technical and complex nature of our products and markets demands an extraordinary commitment to close ongoing relationships with our customers. We strive to maintain close contact with our customers' design, engineering, manufacturing, purchasing and project management personnel. We employ a team approach in developing close relationships by combining the support of design and applications engineers, manufacturing personnel, sales and marketing staff and senior management. We believe that maintaining close contact with our customers improves their level of satisfaction, assists us in anticipating their future product needs and enhances our opportunities for design wins.

RESEARCH AND DEVELOPMENT

Our products and markets are subject to continued technological advances. Recognizing this, we maintain a high level of R&D activities to remain competitive in certain areas and to be an industry leader in other areas. We maintain close collaborative relationships with many of our customers to help us identify market demands and target our development efforts to meet those demands. We are focusing our development efforts on new products, design tools and manufacturing processes in our Semiconductor Products segment using our core technologies. We strive to improve existing product performance, improve design and manufacturing processes and reduce costs. The introduction of our aiIP technique and Alpha-2 multi-chip

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


module packaging technology during fiscal 2001 is evidence of our focus in this area. Further evidence of our commitment to R&D is our introduction of the world's first tri-band power amplifier module employing InGaP HBT process technology and the introduction of breakthrough switch/filter technology for wireless handsets. The switch/filter products combine multiple functions in a single, module-based platform and utilize our aiIP technique.

GaAs HBT Capabilities. On April 24, 2000, we acquired NDI of Sunnyvale, California. The acquisition provided a production-ready InGaP HBT process, enabling the production of high efficiency HBT power amplifiers for wireless telephone handsets. GaAs HBT process technology works at higher frequencies and requires less power to transmit signals than traditional silicon semiconductors, and it provides greater efficiency and linearity than GaAs MESFET devices. For cellular telephones, this permits smaller handsets and longer talk-time between battery charges. HBT power amplifiers are also particularly well suited for use in the emerging wireless and broadband markets. The addition of a line of GaAs HBT products has complemented our existing GaAs PHEMT and GaAs MESFET devices, enabling us to offer our customers the full range of currently available GaAs processes for use in wireless telephone handsets, wireless data applications and broadband data applications.

During the second quarter of fiscal 2001, we shipped our first volume order of a new family of broadband amplifiers, the first products based on our advanced InGap HBT technology, for use in a wide range of wireless and broadband applications.

Our R&D expenditures for fiscal 2001, 2000 and 1999 were $36.0 million, $25.3 million and $15.9 million, respectively.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply. However, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase these materials and services on a purchase order basis. We do not carry significant inventories and have long-term supply contracts with only a limited number of our vendors.

WORKING CAPITAL

Our business is not seasonal, and there are no special practices with respect to working capital for us or the industry in general. We provide a limited warranty on our products against defects in material and workmanship. Payment terms are generally 30 days in the domestic market and 60 days in foreign markets.

CUSTOMERS

During fiscal 2001, Motorola, Inc. and Ericsson accounted for approximately 26% and 11%, respectively, of our total sales.

COMPETITIVE CONDITIONS

We compete on the basis of price, performance, quality, reliability, size, ability to meet delivery requirements and customer service and support. However, we experience intense competition worldwide from a number of multinational companies that offer a variety of competitive products and broader product lines, and which have substantially greater financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We also face competition from a number of smaller companies. In addition, our customers, particularly our largest customers, may have or could acquire the

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by us.

PATENTS AND TRADEMARKS

We own certain patents and have other patent applications under preparation or pending. However, we believe that our technological position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

BACKLOG

Our policy is to book only the next three months of commercial orders consistent with customer short-term requirements. Many commercial orders cover substantially more than three months of performance, but such orders can be easily modified or cancelled by the customer and we believe it is a better practice to limit bookings in this manner. On this basis, we believe all orders in our backlog to be firm. However, current market conditions make predictions about future operations particularly difficult. While we believe all orders in our backlog to be firm, our operating results have been materially and adversely affected in the past by deferral and cancellation of orders as a result of changes in customer requirements.

We have backlog of undelivered orders on April 1, 2001 of approximately $38.7 million compared with $55.7 million on April 2, 2000.

ENVIRONMENTAL REGULATIONS

In our opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on our capital expenditures, earnings and competitive position.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers during fiscal 2001:

      NAME                           AGE     POSITION

      George S. Kariotis             78      Chairman Emeritus and Director
      Thomas C. Leonard              66      Chairman of the Board of Directors
      David J. Aldrich               44      President, Chief Executive Officer and Director
      Paul E. Vincent                53      Vice President, Treasurer, Secretary and Chief Financial Officer
      Jean-Pierre Gillard            57      Vice President
      Richard Langman                54      Vice President and President of Trans-Tech, Inc.
      Bruce Nonnemaker               54      Vice President

All officers serve until the next Board of Directors meeting following the Annual Meeting of Stockholders scheduled for September 10, 2001, or until their successors are elected and qualified. No officer was elected pursuant to any arrangement or understanding.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

David J. Aldrich was elected President, Chief Executive Officer and a member of the Board of Directors in April 2000. Mr. Aldrich joined us in 1995 as Vice President, Chief Financial Officer and Treasurer. He served as Vice President and General Manager of the Semiconductor Products segment until his election in September 1999 to President and Chief Operating Officer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc., including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration, and Director of Strategic Initiatives with the Microelectronics Division.

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

Bruce Nonnemaker joined us in 1997 as Director of Operations for the Semiconductor Products segment. Mr. Nonnemaker served in this capacity until his election to Vice President, Operations in September 1999. Prior to joining us, Mr. Nonnemaker held senior operations management positions at Digital Equipment Corporation. Before this, he held senior operations positions at Western Digital, Commodore Computer and Solid State Scientific.

EMPLOYEES

As of April 1, 2001, we employed approximately 1,120 persons, compared with 1,090 persons as of April 2, 2000.

ITEM 2 PROPERTIES

The following information describes the major facilities we own and lease.
We believe we have adequate production capacity to meet our current business needs, but we are adding the capacity required to better serve the wireless and broadband markets as demand continues to grow. In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC fabrication facility in Woburn, Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


operation. The second phase, which involved the installation of additional production equipment within the existing facility, has also been completed. The third phase of the expansion program involves the creation of a GaAs IC line that will allow the manufacture of product on six-inch wafers. We are in the initial stages of development of this production line and expect to complete this phase within twelve to fifteen months.

a) We own a 158,000 square foot building in Woburn, Massachusetts. This facility houses our primary GaAs IC fabrication facility and our corporate headquarters. We doubled output capacity in this facility in 1999 and again in 2000. The completion of the six-inch GaAs IC production line will enable us to double capacity for a third time at this location.

b) We own a 125,000 square foot facility in Haverhill, Massachusetts. This facility was purchased in September 2000 and provides additional manufacturing and office space. Initial operations at this site commenced in January 2001 and include design engineering as well as GaAs IC, silicon semiconductor and multi-chip module assembly and testing.

c) We lease a 27,000 square foot building in Sunnyvale, California. This facility houses our second GaAs IC fabrication facility and was acquired in our purchase of Network Device, Inc. in April 2000.

d) We own a 92,000 square foot facility in Adamstown, Maryland. This facility is occupied by a subsidiary, and is our primary electrical ceramic product manufacturing facility. During 2000, we began expanding the capacity of this facility to meet increased demand for its products. We are in the final stages of this expansion project and expect to complete the project by the end of calendar year 2001.

e) We lease a 33,000 square foot facility in Frederick, Maryland. This building is used to manufacture ceramic components, including filters.

ITEM 3 LEGAL PROCEEDINGS

We do not have any material pending legal proceedings other than routine litigation incidental to our business.

We have been notified by federal and state environmental agencies of our potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. We continue to deny that we have any responsibility with respect to this site other than as a de minimis party. Management is of the opinion that the outcome of this environmental matter will not have a material effect on our operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended April 1, 2001.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

In April 2000, we issued an aggregate 2.67 million shares of common stock to all shareholders of NDI in exchange for all outstanding shares of NDI, pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Our common stock is traded on the NASDAQ National Market under the symbol AHAA. The number of stockholders of record as of May 31, 2001 was approximately 950.

We have not paid cash dividends on our common stock since fiscal 1986, and we do not anticipate paying cash dividends in the foreseeable future. Our current practice is to retain all of our earnings to finance future growth. We are subject to financial and operating covenants, including restrictions on the payment of cash dividends, under our bank financing agreement. See Notes 4 and 6 to the Consolidated Financial Statements beginning on pages 30 and 34, respectively, for information regarding dividend restrictions and the stock split.

The following table sets forth high and low market prices for our common stock for the periods indicated.

                                                           HIGH           LOW
 -------------------------------------------------------------------------------
 FISCAL YEAR ENDED APRIL 1, 2001:
     First quarter....................................   $63.875       $35.000
     Second quarter................................       50.438        32.000
     Third quarter...................................     54.000        24.750
     Fourth quarter.................................      35.938        13.938
 FISCAL YEAR ENDED APRIL 2, 2000:
     First quarter....................................   $23.125       $ 8.938
     Second quarter..................................     28.906        21.500
     Third quarter...................................     33.125        23.875
     Fourth quarter..................................     74.734        27.016
 -------------------------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 6 SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of April 1, 2001 and April 2, 2000 and for the fiscal years ended April 1, 2001, April 2, 2000 and March 28, 1999 has been derived from our audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of March 28, 1999, March 29, 1998 and March 30, 1997 and for the years ended March 29, 1998 and March 30, 1997 has been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K.

On April 24, 2000, we completed our acquisition of privately-held NDI. The acquisition has been accounted for as a pooling-of-interests and accordingly, all prior period consolidated financial data set forth below has been restated to include the combined results of operations, financial position and cash flows of NDI.

                                                                                      FISCAL YEAR
                                                        2001             2000             1999             1998              1997
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts
 and financial ratios)

RESULTS OF OPERATIONS
    Sales .......................................     $271,568         $186,402         $126,413         $116,881         $ 85,253
    Net income (loss) ...........................       33,373           17,982           19,263           10,161          (15,572)
    Per share data
      Net income (loss) basic ...................     $   0.78         $   0.44         $   0.56         $   0.31         $  (0.48)
      Net income (loss) diluted .................     $   0.75         $   0.42         $   0.54         $   0.30         $  (0.48)
      Weighted average common shares basic ......       43,029           40,659           34,314           33,268           32,208
      Weighted average common shares diluted ....       44,752           42,822           35,406           34,088           32,208
FINANCIAL RATIOS
    Return (based on net income (loss))
      On sales ..................................         12.3%             9.6%            15.2%             8.7%           (18.3)%
      On average assets .........................         10.8%             9.0%            18.1%            12.4%           (21.1)%
      On average equity .........................         12.3%            10.7%            23.3%            16.7%           (28.9)%
    Current ratio ...............................         6.94             6.15             3.45             3.24             3.35
    Long-term debt to equity ....................          0.1%             0.1%             0.8%             2.3%             7.2%
FINANCIAL POSITION
    Working capital .............................     $188,288         $170,357         $ 51,154         $ 38,620         $ 32,647
    Additions to property, plant and equipment...       54,748           39,660           20,793           13,037            7,963
    Total assets ................................      337,019          281,024          120,683           92,524           71,979
    Long-term debt ..............................          235              345              713            1,625            3,606
    Long-term capital lease obligations .........           --               --               --               --                8
    Stockholders' equity ........................      299,178          242,093           94,252           71,287           50,108
OTHER STATISTICS
    New orders (net of cancellations) ...........      254,600          203,500          126,500          121,100           81,300
    Backlog at year end .........................     $ 38,700         $ 55,700         $ 36,900         $ 36,800         $ 32,500
------------------------------------------------------------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits and discrete semiconductors for the wireless and broadband communications markets. During our second quarter ended October 1, 2000, we reorganized into two reportable segments based on management's methods of evaluating operations and performance. Our reportable segments are: Semiconductor Products and Ceramic Products.The Semiconductor Products segment is comprised of two of the Company's former segments: Wireless Semiconductor Products and Application Specific Products. A description of the reportable segments follows:

The Semiconductor Products segment designs and manufactures gallium arsenide integrated circuits, other discrete semiconductors and multi-chip modules primarily for the global wireless communications and broadband markets. This segment represented 82.7% of our total sales in fiscal 2001.

The Ceramic Products segment designs and manufactures technical ceramic and magnetic products primarily for the global wireless infrastructure and broadband markets. This segment represented 17.3% of our total sales in fiscal 2001.

On April 24, 2000, we completed our acquisition of privately-held Network Device, Inc. (NDI) of Sunnyvale, California. Approximately 2.67 million shares of common stock of the Company were exchanged for all outstanding shares of NDI. Approximately 185,000 shares of Company stock were reserved for the conversion of NDI stock options into Company options. The acquisition has been accounted for as a pooling-of-interests and accordingly, all prior period consolidated financial statements and related notes to the consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of NDI.

Our customers include leading OEMs in the wireless and broadband communications industry and their principal suppliers. During fiscal 2001, sales to our 15 largest customers accounted for 69.1% of our total sales. During that period, sales to Motorola and Ericsson accounted for 26.0% and 11.3%, respectively, of total sales.

RESULTS OF OPERATIONS

The following table shows our statement of operations data expressed as a percentage of sales for the periods indicated:

                                                                                         YEARS ENDED
                                                                    ---------------------------------------------------
                                                                    APRIL 1, 2001       APRIL 2, 2000    MARCH 28, 1999
                                                                    -------------       -------------    --------------
Sales............................................................       100.0%              100.0%            100.0%
Cost of sales....................................................        55.8                56.6              56.4
                                                                        -----               -----             -----
Gross margin.....................................................        44.2                43.4              43.6
Research and development expenses................................        13.3                13.6              12.6
Selling and administrative expenses..............................        15.9                18.3              18.8
                                                                        -----               -----             -----
Operating income.................................................        15.0                11.5              12.2
Other income, net................................................         3.2                 3.1               1.0
                                                                        -----               -----             -----
Income before income taxes.......................................        18.1                14.6              13.2
Provision (benefit) for income taxes.............................         5.9                 5.0              (2.0)
                                                                        -----               -----             -----
Net income.......................................................        12.3%                9.6%             15.2%
                                                                        =====               =====             =====

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


FISCAL YEARS ENDED APRIL 1, 2001, APRIL 2, 2000 AND MARCH 28, 1999

Sales. Sales increased 45.7% to $271.6 million in fiscal 2001 from $186.4 million in fiscal 2000. The increase is principally the result of high growth experienced by our Semiconductor and Ceramic Products segments during the first nine months of fiscal 2001 as demand for wireless and broadband products increased during this period. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in sales during fiscal 2001 when compared to fiscal 2000. Sales increased 47.5% to $186.4 million in fiscal 2000 from $126.4 million in fiscal 1999. The increase was primarily attributable to increased demand for wireless products, as well as demand for products in emerging broadband data applications. Sales of products for the defense market decreased to 6.5% of total sales in fiscal 2001 from 7.7% in fiscal 2000 and 17.2% in 1999, as we continue to exit the defense market by offering last time buys to our customers and concluding existing contracts. Deliveries to Motorola represented 26.0% of our total sales in fiscal 2001 compared to 34.1% in fiscal 2000 and 28.1% in fiscal 1999. Deliveries to Ericsson represented 11.3% of our total sales in fiscal 2001 and represented less than 10% of our total sales in fiscal 2000 and fiscal 1999.

Gross Profit. Gross profit increased 48.4% to $119.9 million in fiscal 2001 from $80.8 million in fiscal 2000. Gross margin increased to 44.2% in fiscal 2001 from 43.4% in fiscal 2000. These increases were primarily attributable to our continued ability to leverage capacity and improve operating efficiencies in both our Semiconductor and Ceramic Products segments during the first nine months of fiscal 2001, offset by the effect of high fixed costs on lower sales experienced in the fourth quarter of fiscal 2001. Gross profit increased 46.6% to $80.8 million in fiscal 2000 from $55.1 million in fiscal 1999. The increase in gross profit was primarily a result of increased sales, as well as improved operating efficiencies in our Semiconductor and Ceramic Products segments, as both continued to leverage capacity and improve yields. Gross margin decreased slightly to 43.4% in fiscal 2000 from 43.6% in fiscal 1999. The slight decrease in gross margin was attributable to our acquisition of NDI on April 24, 2000. NDI experienced a negative gross margin during fiscal 2000 as it initiated a ramp in production during this period without the offsetting sales volume.

Research and Development Expenses. Research and development expenses increased 42.2% to $36.0 million or 13.3% of sales in fiscal 2001 from $25.3 million or 13.6% of sales in fiscal 2000. The increase in research and development expenses is primarily attributable to our ongoing development of processes and applications within our Semiconductor Products segment in order to address our targeted markets: wireless and broadband. More than 90% of our total research and development spending in fiscal 2001 was within the Semiconductor Products segment. Research and development expenses increased 58.9% to $25.3 million or 13.6% of sales in fiscal 2000 from $15.9 million or 12.6% of sales in fiscal 1999. The increase in research and development expenses was primarily attributable to the development of processes and applications in the Semiconductor Products segment.

Selling and Administrative Expenses. Selling and administrative expenses increased 26.8% to $43.3 million or 15.9% of sales in fiscal 2001 from $34.1 million or 18.3% of sales in fiscal 2000. Included in the $43.3 million is approximately $1.8 million in one-time transaction costs associated with the acquisition of NDI on April 24, 2000. Excluding these one-time costs, selling and administrative expenses for fiscal 2001 would have totaled $41.5 million or 15.3% of sales, an increase of 21.6% compared to fiscal 2000. The increase in selling and administrative expenses was primarily attributable to increased direct selling costs resulting from higher sales volumes, as well as increased costs related to training and recruiting employees. Due to our continued ability to support our sales growth without incurring substantial additional costs, selling and administrative expenses as a percentage of sales declined in fiscal 2001 when compared to fiscal 2000.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Selling and administrative expenses increased 43.7% to $34.1 million or 18.3% of sales in fiscal 2000 from $23.7 million or 18.8% of sales in fiscal 1999. The increase in selling and administrative expenses was attributable to increased sales commissions and direct selling costs resulting from higher sales volumes, as well as increased expenses related to training, recruiting and an increased sales force. As a result of our ability to support our sales growth without incurring substantial additional costs, selling and administrative expenses as a percentage of sales declined in fiscal 2000 over fiscal 1999.

Other Income, Net. Other income, net, increased 47.1% to $8.6 million or 3.2% of sales in fiscal 2001 from $5.9 million or 3.1% of sales in fiscal 2000. The increase in other income, net, was primarily attributable to an increase in interest income as a result of higher average levels of cash, cash equivalents and short-term investments. Other income, net, more than quadrupled to $5.9 million or 3.1% of sales in fiscal 2000 from $1.2 million or 1.0% of sales in fiscal 1999. The increase was also primarily the result of considerably higher levels of cash, cash equivalents and short-term investments.

Provision (Benefit) for Income Taxes. The provision for income taxes in fiscal 2001 was $15.9 million compared to $9.3 million in fiscal 2000. The fiscal 2001 provision reflects a tax rate of approximately 32% compared to a tax rate of 34% in fiscal 2000. The decrease in the fiscal 2001 tax rate is primarily the result of research and development tax credits utilized in fiscal 2001. The $2.6 million benefit reflected in fiscal 1999 reflects a 10% tax rate offset by a $3.3 million tax benefit. The tax benefit of $3.3 million resulted from a reduction in the valuation allowance against deferred tax assets because of the expected use of net operating loss carryforwards in future periods.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for fiscal 2001, 2000 and 1999. See Note 10 to the consolidated financial statements.

                                                     YEARS ENDED
                                     APRIL 1,          APRIL 2,          MARCH 28,
                                       2001              2000              1999
                                     --------          --------          ---------
                                                    (in thousands)
SALES
Semiconductor Products.....          $224,560          $150,348          $100,873
Ceramic Products ..........            47,008            36,054            25,540
                                     --------          --------          --------
                                     $271,568          $186,402          $126,413
                                     ========          ========          ========

OPERATING INCOME
Semiconductor Products.....          $ 33,496          $ 16,761          $ 13,580
Ceramic Products ..........             7,164             4,632             1,879
                                     --------          --------          --------
                                     $ 40,660          $ 21,393          $ 15,459
                                     ========          ========          ========

Semiconductor Products. Sales for the Semiconductor Products segment increased 49.4% to $224.6 million in fiscal 2001 from $150.3 million in fiscal 2000. The increase was primarily attributable to increased demand and penetration into our two targeted markets, wireless communications and broadband during the first nine months of fiscal 2001. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in sales during fiscal 2001. Sales for the Semiconductor Products segment increased 49.0% to $150.3 million in fiscal 2000 from $100.9 million in fiscal 1999. The increase reflects a growing wireless market to include data, increased market penetration and gains in market share.

Operating income for the Semiconductor Products segment increased 99.8% to $33.5 million in fiscal 2001 from $16.8 million in fiscal 2000. Included in the $33.5 million is approximately $1.8 million in one-time transaction costs associated with the acquisition of NDI. Excluding these one-time costs, operating income

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


for fiscal 2001 would have totaled $35.3 million, an increase of 110.5% when compared to fiscal 2000. The increase was primarily attributable to increased sales and improved operating efficiencies as this segment continued to leverage capacity, improve yields and control selling and administrative costs. Operating income for the Semiconductor Products segment increased 23.4% to $16.8 million in fiscal 2000 from $13.6 million in fiscal 1999. The increase was primarily attributable to increased sales and improved operating efficiencies as this segment continued to leverage capacity and control material costs. Additionally, as this segment continued its development of processes and applications for the wireless and broadband markets, it was able to control administrative costs.

Ceramic Products. Sales for the Ceramic Products segment increased 30.4% to $47.0 million in fiscal 2001 from $36.1 million in fiscal 2000. The increase was primarily due to growth in demand and increased penetration in the wireless infrastructure and broadband markets for the first nine months of fiscal 2001. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in sales during fiscal 2001. Sales for the Ceramic Products segment increased 41.2% to $36.1 million in fiscal 2000 from $25.5 million in fiscal 1999. The increase in sales was primarily attributable to growth in wireless infrastructure combined with added customer penetration, as well as an increasing demand from emerging broadband customers.

Operating income for the Ceramic Products segment increased 54.7% to $7.2 million in fiscal 2001 from $4.6 million in fiscal 2000. The increase in operating income was primarily the result of increased sales and improved operating efficiencies, including the leveraging of existing capacity and the investment in more cost-effective equipment. Operating income for the Ceramic Products segment more than doubled to $4.6 million in fiscal 2000 from $1.9 million in fiscal 1999. The increase in operating income was primarily attributable to an increase in sales and improved operating efficiencies, including the leveraging of capacity and increased manufacturing automation.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2001, we had working capital of $188.3 million, including $153.8 million in cash, cash equivalents and short-term investments. In fiscal 2001, operations generated $57.6 million of cash primarily attributable to net income of $33.4 million. In addition, we effectively managed working capital as evidenced by an increase in average annual inventory turns to 11.0 in fiscal 2001 compared to 10.2 in fiscal 2000, and by a decrease in average annual days sales outstanding to 48 days in fiscal 2001 compared to 56 days in fiscal 2000.

Capital expenditures during fiscal 2001 totaled $54.7 million. Of the $54.7 million, approximately $48.4 million was related to the Semiconductor Products segment as we continued our investment in the semiconductor GaAs wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas. Of the $48.4 million, $12.3 million relates to the purchase of a 125,000 square foot facility in Haverhill, Massachusetts. This facility was purchased in September 2000 and provides additional manufacturing and office space. Initial operations at this site commenced in January 2001 and include design engineering as well as GaAs IC, silicon semiconductor and multi-chip module assembly and testing. The relocation of these operations to the Haverhill facility has provided additional space for the expansion of fabrication operations at our facility in Woburn, Massachusetts.

In September 1999, we announced the completion of the first phase of a major expansion program to enhance and expand the available clean room space in our GaAs IC facility in Woburn, Massachusetts. The new clean room space is complete and in use, and additional manufacturing equipment has been installed and brought to full operation. The second phase, which involved the installation of additional production equipment within the existing facility, has been completed. The third phase of the expansion program involves the creation of a GaAs IC line that will allow the manufacture of product on six-inch wafers. We are in the initial stages of development of this six-inch wafer production line, which we estimate will cost approximately $30 million dollars. We expect to complete this phase within twelve to fifteen months. Once

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires. Improvements in manufacturing capabilities at our ceramics facilities accounted for approximately $6.3 million of capital expenditures.

In November 2000, we extended our $10 million revolving credit agreement through November 15, 2002. The revolving credit agreement had an initial expiration date of October 31, 2000. There were no borrowings under this agreement at April 1, 2001. We expect to continue to maintain a debt facility upon expiration of the existing credit agreement.

In June 1999, we completed a public offering of our common stock that raised net proceeds of $109.4 million. Substantially all of the proceeds were invested in commercial paper and securities issued by various federal agencies and corporations. The net proceeds may be used for the purchase of equipment, the expansion of facilities and the acquisition of businesses, technologies or products that complement our business.

On April 24, 2000, we announced the completion of our acquisition of privately-held Network Device, Inc. based in Sunnyvale, California. Approximately 2.67 million shares of common stock of the Company were exchanged for all outstanding shares of NDI. Approximately 185,000 shares of Company stock were reserved for the conversion of NDI stock options into Company options. The acquisition has been accounted for as a pooling-of-interests.

We believe that anticipated cash from operations, available funds and borrowings under our revolving credit agreement, together with the net proceeds from our fiscal 1999 stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements at least through fiscal 2002.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended April 1, 2001.

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Instruments" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. The adoption of these statements had no material effect on our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This report and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our judgment regarding future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We generally identify forward-looking statements with the words "plans," "expects," "anticipates," "estimates," "will," "should" and similar expressions.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CURRENT MARKET CONDITIONS MAKE IT ESPECIALLY DIFFICULT TO PREDICT OPERATING RESULTS. Our operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals and cancellations of orders as a result of changes in customer requirements. Current market conditions make predictions of future operations particularly difficult. These factors include, but are not limited to, the following:
     -    significant variations in and unpredictability of customer orders;
     -    more frequent customer requests for order cancellations and deferrals
     - customers' inability to make accurate forecasts or predictions of their future requirements; and
     - customers' increased efforts to minimize their inventories and attain just-in-time delivery.

OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. A significant portion of our sales in each fiscal period has been concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreases its orders, our business would be materially and adversely affected. In fiscal 2001, sales to our five largest customers accounted for 52.9% of our sales, with Motorola and Ericsson accounting for 26.0% and 11.3% of sales, respectively. Our future operating results depend on the success of these customers and our success in selling products to them.

OUR SALES VOLUME IS AFFECTED BY OUR OEM CUSTOMERS' SALES VOLUME. A substantial portion of our sales is derived from sales of products to OEMs. These OEMs demand highly reliable products and often require up to several months to evaluate and test our integrated circuits and devices before deciding to design them into their products. If our products are designed into an OEM's product, our sales volume will depend upon the commercial success and the length and timing of the product cycle of the OEM's product. We are also subject to sales variations arising from our OEM customers' inventory management. Our operating results have been materially affected and will probably be affected in the future by unexpected changes in our OEM customers' order patterns.

DIFFICULTIES IN PRODUCTION WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Our products are very complex, have sophisticated designs and are manufactured using complex process technologies. Difficulties in production can occur which would limit our ability to ship product and adversely affect our operating results. In most cases, our products are customized for our customers who insist that our products meet their exact specifications for quality, performance and reliability. If we are unable to manufacture to our customers' specifications, our operating results will suffer.

OUR OPERATING RESULTS ARE DEPENDENT ON THE DEVELOPMENT OF NEW PRODUCTS AND ON OUR ABILITY TO INCREASE PRODUCT REVENUE PER PLATFORM. Our future success will depend on our ability to develop new products in a timely and cost-effective manner and on our continued ability to increase product revenue per platform. The development of our new products is highly complex. We have sometimes experienced delays in completing the development and introduction of new products. The successful development and introduction of new products depends on a number of factors, including our timely completion of product designs and development, our ability to develop manufacturing processes for new products, and commercial acceptance of our new products and enhancements.

OUR FAILURE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE WIRELESS AND BROADBAND COMMUNICATIONS INDUSTRY WOULD IMPAIR OUR GROWTH. The wireless and broadband communications markets are characterized by frequent introductions of new products, services and protocols. New products, services and protocols respond to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced, and will continue to experience, product design obsolescence. We must continue to improve our product designs and develop new products with new technologies to meet our customers' demands.

WE OPERATE IN VERY COMPETITIVE INDUSTRIES AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY. Competition in the markets for our products is intense. We compete with several companies primarily

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Moreover, a number of our existing and potential competitors have greater financial, technical, manufacturing and marketing resources than we do. We cannot guarantee that we will be able to compete successfully with our competitors.

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

OUR OPERATING RESULTS WOULD SUFFER IF ONE OF OUR KEY SUPPLIERS FAILS TO DELIVER MATERIALS OR SERVICES FOR THE FABRICATION OF OUR PRODUCTS. We obtain certain materials and services for our products from one or a limited number of suppliers. For example, we procure GaAs substrates, a critical raw material, from a small number of suppliers. In addition, we obtain some GaAs wafers from a single external foundry, and we buy silicon substrates for semiconductors and certain chemical powders for ceramic manufacturing from single sources. We purchase these materials and services on a purchase order basis. We do not carry significant inventories and have long-term supply contracts with only a limited number of our vendors. Our inability to obtain critical materials or services in required quantities or in acceptable quality would result in significant delays or reductions in product shipments. This would materially and adversely affect our operating results.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. Our quarterly and annual sales, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future primarily as a result of variations in our customers' orders and the potential for delay or deferral of customer implementation of our technology into their products.

THE BENEFITS OF OUR GaAs PRODUCTS COMPARED TO SILICON ALTERNATIVES MAY NOT CONTINUE. The production of GaAs integrated circuits is more costly than the production of silicon circuits. As a result, we must offer GaAs products that provide superior performance to that of silicon for specific applications to be competitive with silicon products. If we do not continue to offer products that provide sufficiently superior performance to offset the cost differential, our operating results may be materially and adversely affected. We believe our costs of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon circuits. The costs differ because of higher costs of raw materials for GaAs, lower production yields in GaAs technology and higher unit costs associated with lower production volumes. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify products and markets that require performance superior to that offered by silicon solutions.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH. We have experienced periods of significant growth, and expect to do so in the future. To manage our growth effectively, we must continue to:

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

THERE MAY BE UNANTICIPATED COSTS ASSOCIATED WITH INCREASING OUR CAPACITY. We anticipate that any future growth of our business will require increased manufacturing capacity. In response to this need, we have begun the implementation of a conversion of our Woburn, Massachusetts GaAs IC fabrication facility that will allow the manufacture of product on six-inch wafers. We also purchased a 125,000 square foot facility in Haverhill, Massachusetts, which provides additional manufacturing and office space for our Massachusetts operations. We may be required to purchase significant additional equipment or further expand our facilities in the future. Expansion activities such as these are subject to a number of risks, including:

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

OUR INTERNATIONAL SALES COULD DECLINE AS A RESULT OF CURRENCY EXCHANGE FLUCTUATIONS AND OTHER FACTORS. Our sales outside of the United States were approximately $133.7 million in fiscal 2001, $84.8 million in fiscal 2000, and $45.8 million in fiscal 1999. Because most of our foreign sales are denominated in United States dollars, our products, particularly our ceramic products, become less price competitive with products manufactured by competitors based in countries whose currencies decline in value against the dollar. International sales involve a number of additional risks, including:

     -    imposition of government controls;
     - potential insolvency of international distributors and representatives;
     -    fluctuation of economies outside the United States;
     -    political instability outside the United States;
     -    generally longer receivables collection periods for foreign customers;
          and
     -    tariffs and other trade barriers.

In addition, due to the technological advantage provided by GaAs in many military applications, a portion of our sales outside of North America are subject to export controls. Although we have not experienced any difficulty in obtaining necessary export licenses, failure to obtain such licenses in the future could have a material adverse effect on our operating results.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


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

WE MAY HAVE DIFFICULTY IN PROTECTING OUR INTELLECTUAL PROPERTY. Our ability to compete is affected by our ability to protect our intellectual property. A significant aspect of our intellectual property is our product and process technology. We rely primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect our trade secrets and intellectual property. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our trade secrets or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of misappropriation of our technology and trade secrets more likely. We cannot assure you that the steps taken by us to protect our trade secrets and intellectual property will be adequate to prevent misappropriation of our technology.

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

WE MAY HAVE DIFFICULTY IN MANAGING AND INTEGRATING ACQUISITIONS. From time to time, we explore opportunities to acquire businesses to expand our production capacity and our product offerings, such as our acquisition of NDI. Acquisitions involve numerous risks, including:

     - difficulties in integrating operations, products and corporate cultures;
     -    difficulties in completing the development of acquired technologies;
     -    difficulties in managing different geographic units;
     -    entering markets or businesses in which we have limited experience;
          and
     -    the loss of key employees of the acquired businesses.

Moreover, any delay or failure to integrate an acquired company, technology or product line could result in the additional expenditure of money and in increased demands on our management's time. These expenditures and demands could have a material adverse effect on our business, financial condition and results of operations. Acquisitions may involve expending significant funds and the issuance of additional securities, which may be dilutive to stockholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

INVESTMENT PRICE RISK
The fair value of the Company's short-term investment portfolio at April 1, 2001, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is not considered to be material because of the short-term nature of the investments.

INTEREST RATE RISK
The carrying value of the Company's long-term debt, including current maturities, was $235,000 at April 1, 2001. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the year-end carrying value.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                                                         Page
Consolidated Balance Sheets - April 1, 2001 and April 2, 2000...........................................  22

Consolidated Statements of Operations - Years ended April 1, 2001,
April 2, 2000 and March 28, 1999........................................................................  23

Consolidated Statements of Cash Flows - Years ended April 1, 2001,
April 2, 2000 and March 28, 1999........................................................................  24

Consolidated Statements of Stockholders' Equity - Years ended April 1, 2001,
April 2, 2000 and March 28, 1999........................................................................  25

Notes to Consolidated Financial Statements..............................................................  26

Independent Auditors' Report............................................................................  43

--------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                             APRIL 1, 2001     APRIL 2, 2000
------------------------------------------------------------------------------------------------------------
ASSETS
      Current assets
         Cash and cash equivalents ...................................          $ 68,802          $ 21,620
         Short-term investments ......................................            84,982           124,990
         Accounts receivable, trade, less allowance
             for doubtful accounts of $921 and $796 ..................            36,984            33,844
         Inventories (Note 3) ........................................            15,661            11,916
         Prepayments and other current assets ........................             3,169             2,583
         Prepaid income taxes ........................................               735             1,191
         Deferred income taxes .......................................             9,668             7,261
                                                                                --------          --------
                  Total current assets ...............................           220,001           203,405
                                                                                --------          --------
      Property, plant and equipment
         Land, building and improvements .............................            50,328            32,456
         Machinery and equipment .....................................           142,115           110,106
                                                                                --------          --------
                                                                                 192,443           142,562
         Less-accumulated depreciation and amortization ..............            78,247            67,042
                                                                                --------          --------
                                                                                 114,196            75,520
                                                                                --------          --------
      Other assets ...................................................             2,822             2,099
                                                                                --------          --------
                  Total assets .......................................          $337,019          $281,024
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
         Current maturities of long-term debt (Note 4) ...............          $    129          $  3,011
         Accounts payable ............................................            20,820            20,537
         Accrued liabilities
             Payroll and related expenses ............................             7,283             6,975
             Other ...................................................             3,481             2,525
                                                                                --------          --------
                  Total current liabilities ..........................            31,713            33,048
                                                                                --------          --------
      Long-term debt (Note 4) ........................................               235               345
      Other long-term liabilities ....................................             2,081             2,237
      Deferred income taxes ..........................................             3,812             3,301
                                                                                --------          --------
                  Total liabilities ..................................            37,841            38,931
                                                                                --------          --------

      Commitments and contingencies (Note 8)
      Stockholders' equity (Notes 4 and 6)
         Common stock par value $0.25 per share; authorized
             100,000,000 shares; issued 43,520,880 and 42,576,518.....            10,880            10,644
         Additional paid-in capital ..................................           221,147           197,711
         Retained earnings ...........................................            67,179            33,806
                                                                                --------          --------
                                                                                 299,206           242,161
         Less - Treasury shares 26,539 and 64,786 at cost ............                28                68
                                                                                --------          --------
                  Total stockholders' equity .........................           299,178           242,093
                                                                                --------          --------
                  Total liabilities and stockholders' equity .........          $337,019          $281,024
                                                                                ========          ========

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                              YEARS ENDED
                                                             APRIL 1,            APRIL 2,           MARCH 28,
                                                               2001                2000                1999
--------------------------------------------------------------------------------------------------------------

Sales ............................................          $ 271,568           $ 186,402           $ 126,413
                                                            ---------           ---------           ---------

Cost of sales ....................................            151,632             105,566              71,280
Research and development expenses ................             36,026              25,336              15,947
Selling and administrative expenses ..............             43,250              34,107              23,727
                                                            ---------           ---------           ---------
            Total operating expenses .............            230,908             165,009             110,954
                                                            ---------           ---------           ---------
Operating income .................................             40,660              21,393              15,459
Other income (expense)
    Interest expense .............................                (56)               (223)               (267)
    Interest income ..............................              8,733               6,685               1,552
    Other expense, net ...........................                (67)               (608)                (42)
                                                            ---------           ---------           ---------
            Total other income, net ..............              8,610               5,854               1,243
                                                            ---------           ---------           ---------
Income before income taxes .......................             49,270              27,247              16,702
Provision (benefit) for income taxes (Note 5).....             15,897               9,265              (2,561)
                                                            ---------           ---------           ---------
Net income .......................................          $  33,373           $  17,982           $  19,263
                                                            =========           =========           =========

Basic earnings per share .........................          $    0.78           $    0.44           $    0.56
                                                            =========           =========           =========
Diluted earnings per share .......................          $    0.75           $    0.42           $    0.54
                                                            =========           =========           =========

Shares used in computing:
Basic earnings per share .........................             43,029              40,659              34,314
                                                            =========           =========           =========
Diluted earnings per share .......................             44,752              42,822              35,406
                                                            =========           =========           =========

--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                       YEARS ENDED
                                                                                      APRIL 1,          APRIL 2,           MARCH 28,
                                                                                        2001              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS:
      Net income ..........................................................         $  33,373          $  17,982          $  19,263
      Adjustments to reconcile net income to net cash provided
             by operations:
         Depreciation and amortization of property, plant and equipment:...            16,010             10,681              8,257
         Deferred income taxes ............................................            (1,896)               658             (4,618)
         Amortization of unearned compensation - restricted stock .........                --                 14                 90
         Gain on sales of property, plant and equipment ...................               (61)                --                 --
         Loss on sales and retirements of property, plant and equipment ...                 3                544                 12
         (Increase) decrease in other assets ..............................              (723)              (605)               469
         Increase (decrease) in other long-term liabilities ...............              (156)               573               (706)
         Issuance of treasury stock to 401(k) plan ........................             1,512              1,120                960
         Changes in operating assets and liabilities:
             Accounts receivable ..........................................            (3,140)           (10,791)            (4,553)
             Inventories ..................................................            (3,745)            (3,117)              (858)
             Prepayments and other current assets .........................              (130)            (2,853)                (6)
             Accounts payable .............................................               283              9,321              5,491
             Accrued liabilities ..........................................            16,263              9,902               (196)
                                                                                    ---------          ---------          ---------
         Net cash provided by operations ..................................            57,593             33,429             23,605
                                                                                    ---------          ---------          ---------
CASH USED IN INVESTING:
      Additions to property, plant and equipment excluding capital leases .           (54,748)           (39,660)           (20,793)
      Purchases of short-term investments .................................          (134,813)          (226,242)           (24,167)
      Maturities of short-term investments ................................           174,821            117,523             18,195
      Proceeds from sale of property, plant and equipment .................               120                 60                 34
                                                                                    ---------          ---------          ---------
         Net cash used in investing .......................................           (14,620)          (148,319)           (26,731)
                                                                                    ---------          ---------          ---------
CASH PROVIDED BY FINANCING:
      Payments on notes payable ...........................................               (92)            (1,169)            (1,876)
      (Payments on) proceeds from line of credit ..........................            (2,900)             2,900                 --
      Payments on capital lease obligations ...............................                --                 --                 (8)
      Deferred charges related to long-term debt ..........................                --                 28                 16
      Exercise of stock options ...........................................             6,579              3,393              1,724
      Proceeds from sale of stock .........................................               622            116,196                225
                                                                                    ---------          ---------          ---------
         Net cash provided by financing ...................................             4,209            121,348                 81
                                                                                    ---------          ---------          ---------
      Net increase (decrease) in cash and cash equivalents ................            47,182              6,458             (3,045)
      Cash and cash equivalents, beginning of year ........................            21,620             15,162             18,207
                                                                                    ---------          ---------          ---------
      Cash and cash equivalents, end of year ..............................         $  68,802          $  21,620          $  15,162
                                                                                    =========          =========          =========

------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash operating activities:
      Tax benefit from the exercise of stock options ......................         $  14,840          $   7,027          $     703
                                                                                    =========          =========          =========
      Compensation expense ................................................         $     159          $   2,109          $      --
                                                                                    =========          =========          =========

Supplemental cash flow disclosures:
      Cash paid for income taxes ..........................................         $   2,380          $   3,300          $     915
                                                                                    =========          =========          =========
      Cash paid for interest ..............................................         $     119          $     191          $     265
                                                                                    =========          =========          =========

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                            RETAINED                      UNEARNED
                                                                            ADDITIONAL      EARNINGS                    COMPENSATION
                                                    COMMON STOCK             PAID-IN      (ACCUMULATED     TREASURY      RESTRICTED
                                                SHARES       PAR VALUE       CAPITAL        DEFICIT)        STOCK          STOCK
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 29, 1998 as previously
reported ................................        31,635      $   7,908      $  51,486      $  (3,214)     $    (315)     $     (43)
  Adjustment for pooling of interests ...         2,665            666         21,614           (225)            --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Balance, March 29, 1998 as restated .....        34,300          8,574         73,100         (3,439)          (315)           (43)

Net income ..............................            --             --             --         19,263             --             --
Employee Stock Purchase Plan ............            52             13            212             --             --             --
Issuance of restricted stock ............            12              3             58             --             --            (61)
Amortization of unearned compensation
  restricted stock ......................            --             --             --             --             --             90
Issuance of 175,828 treasury shares
  to 401(k) plan ........................            --             --            778             --            182             --
Exercise of stock options ...............           404            102          1,622             --             --             --
Tax benefit from the exercise of
  stock options .........................            --             --            703             --             --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Balance at March 28, 1999 ...............        34,768          8,692         76,473         15,824           (133)           (14)

Net income ..............................            --             --             --         17,982             --             --
Employee Stock Purchase Plan ............            21              5            283             --             --             --
Amortization of unearned compensation
  restricted stock ......................            --             --             --             --             --             14
Issuance of 59,972 treasury shares to
  401(k) plan ...........................            --             --          1,055             --             65             --
Exercise of stock options ...............         1,159            290          3,103             --             --             --
Tax benefit from the exercise of
  stock options .........................            --             --          7,027             --             --             --
Compensation expense ....................            --             --          2,109             --             --             --
Proceeds from stock offering ............         6,629          1,657        107,661             --             --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Balance at April 2, 2000 ................        42,577         10,644        197,711         33,806            (68)            --

Net income ..............................            --             --             --         33,373             --             --
Employee Stock Purchase Plan ............            21              5            617             --             --             --
Issuance of 38,247 treasury shares to
  401(k) plan ...........................            --             --          1,472             --             40             --
Exercise of stock options ...............           923            231          6,348             --             --             --
Tax benefit from the exercise of stock
  options ...............................            --             --         14,840             --             --             --
Compensation expense ....................            --             --            159             --             --             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Balance at April 1, 2001 ................        43,521      $  10,880      $ 221,147      $  67,179      $     (28)     $      --
                                              =========      =========      =========      =========      =========      =========

------------------------------------------------------------------------------------------------------------------------------------

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

Fiscal Year:
     The Company's fiscal year ends on the Sunday closest to March 31. There were 52 weeks in fiscal 2001 and 1999. There were 53 weeks in fiscal 2000.

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

Revenue Recognition:
     Revenue from product sales is recorded when the product is shipped, when persuasive evidence of an arrangement exists, when the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. Provisions for product returns and allowances are recorded in the same period as the related revenue.

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

Cash, Cash Equivalents and Short-Term Investments
     Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

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

     During fiscal 2001 and 2000, the Company removed $4.4 million and $6.0 million, respectively, of fully depreciated fixed assets from the related property, plant and equipment and accumulated depreciation accounts.

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

Earnings Per Share:
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options, if their effect is dilutive, using the treasury stock method.

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the following years is as follows:

                                                             YEARS ENDED
                                               -----------------------------------------
                                               APRIL 1,        APRIL 2,        MARCH 28,
                                                 2001            2000            1999
                                               --------        --------        ---------
                                                            (in thousands)
Weighted average shares (basic) ......          43,029          40,659          34,314
Effect of dilutive stock options .....           1,723           2,163           1,092
                                                ------          ------          ------
Weighted average shares (diluted).....          44,752          42,822          35,406
                                                ======          ======          ======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     At April 1, 2001, April 2, 2000 and March 28, 1999, options to purchase approximately 2.5 million, 7,000 and 3,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common stock during those periods.

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

Comprehensive Income:
     During fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is a financial statement presentation standard, which requires the Company to disclose non-owner changes included in equity but not included in net income or loss. There were no differences between net income and comprehensive income for fiscal 2001, 2000 and 1999.

Recent Accounting Pronouncements:
     On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Instruments" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. The adoption of these standards had no material effect on our consolidated financial position, results of operations or cash flow.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2 ACQUISITION OF NETWORK DEVICE, INC.

On April 24, 2000, the Company completed its acquisition of privately-held Network Device, Inc. ("NDI") based in Sunnyvale, California. Approximately 2.67 million shares of common stock of the Company were exchanged for all outstanding shares of NDI. Approximately 185,000 shares of Company stock were reserved for the conversion of NDI stock options into Company options.

The acquisition has been accounted for as a pooling-of-interests and accordingly, all prior period consolidated financial statements and related notes to the consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of NDI.

Prior to the merger, NDI's fiscal year ended on September 30. In recording the business combination, NDI's prior period financial statements have been restated to conform with the Company's year end.

The following information presents certain income statement data of the separate companies for the prior periods reflected:

                                                    YEARS ENDED
                                            -----------------------------
                                            APRIL 2,            MARCH 28,
                                              2000                 1999
                                            --------            ---------
                                                   (in thousands)
Net sales:
     Alpha Industries, Inc. ......          $ 184,705           $ 126,339
     Network Device, Inc. ........              2,642                  74
     Adjustments/ Eliminations....               (945)                 --
                                            ---------           ---------
                                            $ 186,402           $ 126,413
                                            =========           =========
Net income (loss):
     Alpha Industries, Inc. ......          $  24,380           $  21,490
     Network Device, Inc. ........             (9,299)             (3,515)
     Adjustments/Eliminations ....              2,901               1,288
                                            ---------           ---------
                                            $  17,982           $  19,263
                                            =========           =========

The effects of conforming NDI's accounting policies to those of the Company were not material.

NOTE 3 INVENTORIES

                                             APRIL 1,        APRIL 2,
Inventories consisted of the following:        2001            2000
                                             --------        --------
                                                   (in thousands)

Raw materials .....................          $ 5,187          $ 3,473
Work-in-process....................            7,868            7,397
Finished goods.....................            2,606            1,046
                                             -------          -------
                                             $15,661          $11,916
                                             =======          =======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4 BORROWING ARRANGEMENTS AND COMMITMENTS

LINES OF CREDIT

In November 1999, the Company entered into a $10.0 million unsecured Revolving Credit Agreement that was scheduled to expire on October 31, 2000. In November 2000, the Company extended the agreement through November 15, 2002. The agreement includes various covenants that require maintenance of certain financial ratios and balances and restrict creation of funded debt and payment of dividends. There were no borrowings under this Agreement at April 1, 2001.

LONG-TERM DEBT

                                                APRIL 1,       APRIL 2,
Long-term debt consisted of the following:        2001           2000
                                                --------       --------
                                                    (in thousands)
Line of credit (a) ...................          $   --          $2,900
CDBG Grant (b) .......................             364             456
                                                ------          ------
                                                   364           3,356
    Less - current maturities.........             129           3,011
                                                ------          ------
                                                $  235          $  345
                                                ======          ======

     a) Network Device, Inc. had a $3.0 million line of credit at April 2, 2000 with a maturity date of May 31, 2000. Borrowings under this agreement totaled $2.9 million at April 2, 2000. The line of credit was paid in full during the first quarter of fiscal 2001.

     b) The Company obtained a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows:

          FISCAL YEAR
                                        (in thousands)
          2002.....................          $129
          2003.....................           136
          2004.....................            99
                                             ----
                                             $364
                                             ====

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 INCOME TAXES

Income before income taxes consisted of:

                                                YEARS ENDED
                                 ------------------------------------------
                                 APRIL 1,         APRIL 2,        MARCH 28,
                                   2001             2000             1999
                                 --------         --------        ---------
                                              (in thousands)
     Domestic..........          $49,270          $26,929          $15,920
     Foreign ..........               --              318              782
                                 -------          -------          -------
     Total ............          $49,270          $27,247          $16,702
                                 =======          =======          =======

The income tax provision (benefit) consisted of the following:

     FISCAL 2001                CURRENT          DEFERRED           TOTAL
     -----------                -------          --------           -----
                                             (in thousands)
     Federal..........          $16,921          $(1,757)          $15,164
     State ...........              872             (139)              733
                                -------          -------           -------
     Total ...........          $17,793          $(1,896)          $15,897
                                =======          =======           =======



     FISCAL 2000                CURRENT        DEFERRED           TOTAL
     -----------                -------        --------           -----
                                            (in thousands)
     Federal..........          $8,202          $  760           $8,962
     State ...........             305            (101)             204
     Foreign..........              99              --               99
                                ------          ------           ------
     Total ...........          $8,606          $  659           $9,265
                                ======          ======           ======



     FISCAL 1999                CURRENT          DEFERRED           TOTAL
     -----------                -------          --------           -----
                                             (in thousands)
     Federal..........          $   447          $(3,826)          $(3,379)
     State ...........              670              (97)              573
     Foreign..........              245               --               245
                                -------          -------           -------
     Total ...........          $ 1,362          $(3,923)          $(2,561)
                                =======          =======           =======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 INCOME TAXES (CONTINUED)

Income tax expense (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 35% to pretax income as a result of the following:

                                                                                    YEARS ENDED
                                                                    -----------------------------------------------
                                                                    APRIL 1,           APRIL 2,           MARCH 28,
                                                                      2001               2000                1999
                                                                    --------           --------           ---------
                                                                                     (in thousands)
Tax expense at U.S. statutory rate .......................          $ 17,245           $  9,536           $  5,846
Loss on foreign investment ...............................              (560)                --                 --
Foreign sales corporation ................................              (600)              (416)                --
Foreign tax rate difference ..............................                --                (12)               (29)
Nondeductible transaction expenses .......................               625                 --                 --
Utilization of research and development credit ...........            (1,883)                --                 --
State income taxes, net of federal benefit ...............               477                133                372
Change in valuation allowance ............................             1,011                 40             (9,298)
Net U.S. tax on distribution of foreign earnings..........                --                216                 --
Other, net ...............................................              (418)              (232)               548
                                                                    --------           --------           --------
Total ....................................................          $ 15,897           $  9,265           $ (2,561)
                                                                    ========           ========           ========

Total income tax expense (benefit) was allocated as follows:


                                                           YEAR ENDED
                                                 -------------------------------
                                                 APRIL 1,   APRIL 2,   MARCH 28,
                                                   2001       2000       1999
                                                 --------   --------   ---------
                                                         (in thousands)
Income from continuing operations .............  $ 15,897   $ 9,265     $2,561
Stockholders equity, for compensation expense
  for tax purposes in excess of amounts
  recognized for financial reporting
  purposes ....................................   (14,840)   (7,027)      (703)
                                                 --------   -------     ------
Total .........................................  $  1,057   $ 2,238     $3,264
                                                 ========   =======     ======

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5 INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                     APRIL 1,          APRIL 2,
                                                                                                       2001              2000
                                                                                                     --------          --------
                                                                                                           (in thousands)
Deferred tax assets:
  Accounts receivable due to bad debts ...................................................          $    340           $    234
  Inventories due to reserves and inventory capitalization ...............................             2,786                981
  Accrued liabilities ....................................................................             2,101                965
  Deferred compensation ..................................................................               889                777
  Federal net operating loss carryforwards ...............................................             2,883              4,463
  Minimum tax credit, state tax credit and state tax net operating loss carryforwards.....             4,825              1,819
                                                                                                    --------           --------
    Total gross deferred tax assets ......................................................            13,824              9,239
    Less valuation allowance .............................................................            (1,881)              (870)
                                                                                                    --------           --------
    Net deferred tax assets ..............................................................            11,943              8,369
                                                                                                    --------           --------
Deferred tax liabilities:
  Property, plant and equipment due to depreciation ......................................            (5,871)            (4,193)
  Net U.S. tax on distribution of foreign earnings .......................................              (216)              (216)
                                                                                                    --------           --------
    Total gross deferred tax liability ...................................................            (6,087)            (4,409)
                                                                                                    --------           --------
Net deferred tax assets ..................................................................          $  5,856           $  3,960
                                                                                                    ========           ========

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows:

                                                  APRIL 1,        APRIL 2,
                                                    2001            2000
                                                  --------        --------
                                                       (in thousands)
Current deferred tax assets .............          $9,668          $7,261
Non-current deferred tax liabilities.....           3,812           3,301
                                                   ------          ------
    Net deferred tax assets .............          $5,856          $3,960
                                                   ======          ======

The valuation allowance for deferred tax assets as of April 1, 2001 and April 2, 2000 was $1.9 million and $870,000, respectively. The net change in the total valuation allowance for the years ended April 1, 2001 and April 2, 2000 was an increase of $1.0 million and $40,000, respectively. The increase in the valuation allowance during fiscal 2001 reflects the estimated amount of deferred tax asset which may not be realized due to the expiration of state net operating loss carryforwards. As of April 1, 2001, the Company has available for income tax purposes approximately $8.2 million in federal net operating loss carryforwards (NOLs). The NOLs relate to operating losses of NDI, which was acquired on April 24, 2000. These losses are subject to an annual limitation and begin to expire in fiscal year 2019. In addition, the Company has minimum federal and state tax credit carryforwards of approximately $699,000 and $870,000 respectively, that are available to reduce future federal and state regular income taxes over an indefinite period. The Company also has research and development credits of approximately $1.9 million that will begin to expire in fiscal year 2012.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 COMMON STOCK

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

LONG-TERM INCENTIVE PLANS

The Company adopted a long-term incentive plan in 1999 pursuant to which non-qualified stock options may be granted. The Company also adopted a long-term incentive plan in 1996 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

     Common Stock Options
     These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant. A total of 13,314,250 shares are authorized for grant under the Company's long-term incentive plans. The number of common shares reserved for granting of future awards was 3,076,551 at April 1, 2001.

     Restricted Stock Awards
     No restricted shares of the Company's common stock were issued during fiscal 2001 and 2000. During fiscal 1999, a total of 12,132 restricted shares of the Company's common stock were granted to certain employees. The market value of these shares was $61,000 and the vesting period was one year. This amount was recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders' equity. Unearned compensation was amortized to expense over the vesting period. Unearned compensation - restricted stock was fully amortized at April 2, 2000. Unearned compensation expense amounted to $14,000 and $90,000 in fiscal 2000 and 1999, respectively.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 COMMON STOCK (CONTINUED)

     A summary of stock option and restricted stock award transactions follows:

                                                                WEIGHTED AVERAGE
                                                                EXERCISE PRICE OF
                                                 SHARES         SHARES UNDER PLAN
                                                 ------         -----------------

Balance outstanding at March 29, 1998.....      2,786,332           $ 2.83
                                                ---------

    Granted ..............................      1,047,184             4.03
    Exercised ............................       (358,910)            2.53
    Restricted ...........................        (32,008)              --
    Cancelled ............................        (85,500)            3.26
                                                ---------

Balance outstanding at March 28, 1999.....      3,357,098             3.20
                                                ---------

    Granted ..............................      1,441,400            17.37
    Exercised ............................     (1,075,106)            2.79
    Restricted ...........................        (32,134)              --
    Cancelled ............................       (168,620)            6.57
                                                ---------

Balance outstanding at April 2, 2000            3,522,638             8.99
                                                ---------

    Granted ..............................      2,403,497            37.57
    Exercised ............................       (884,458)            6.88
    Cancelled ............................       (274,604)           27.20
                                                ---------

 Balance outstanding at April 1, 2001.....      4,767,073           $22.75
                                                =========

Options exercisable at the end of each fiscal year:

                                                                                            WEIGHTED AVERAGE
                                                                             SHARES          EXERCISE PRICE
                                                                             ------         ----------------

2001...................................................................     794,275               $ 6.86
2000...................................................................     858,346               $ 5.81
1999...................................................................     830,638               $ 2.40

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 COMMON STOCK (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options as of April 1, 2001:

                                           WEIGHTED
                                            AVERAGE          WEIGHTED
                                           REMAINING          AVERAGE                                WEIGHTED
   RANGE OF                  NUMBER       CONTRACTUAL       OUTSTANDING              OPTIONS          AVERAGE
EXERCISE PRICES            OUTSTANDING    LIFE (YEARS)      OPTION PRICE           EXERCISABLE     EXERCISE PRICE
---------------            -----------    ------------      ------------           -----------     --------------
$ 0.92 - $10.00             1,649,052         6.72             $ 3.80                646,725           $ 3.54
$10.01 - $20.00               672,090         8.21             $16.68                 96,210           $16.77
$20.01 - $30.00               468,215         9.18             $27.86                 37,800           $26.41
$30.01 - $40.00               834,466         9.40             $31.99                  7,500           $30.53
$40.01 - $50.00             1,112,750         9.07             $44.47                  3,400           $44.44
$50.01 - $60.00                21,400         9.05             $54.92                  1,040           $55.68
$60.01 - $67.00                 9,100         8.96             $65.40                  1,600           $66.06
                            ---------                                                -------
                            4,767,073                                                794,275
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

                                                                                    YEARS ENDED
                                                                    -----------------------------------------------
                                                                   APRIL 1,           APRIL 2,           MARCH 28,
                                                                     2001               2000                1999
                                                                   --------           --------           ---------
                                                                                  (in thousands)

  Net income ................................ As reported          $33,373            $17,982            $ 19,263
                                                                   =======            =======            ========
                                              Pro forma            $25,958            $15,088            $ 18,181
                                                                   =======            =======            ========

  Net income per share diluted .............. As reported          $  0.75            $  0.42            $   0.54
                                                                   =======            =======            ========
                                              Pro forma            $  0.58            $  0.35            $   0.51
                                                                   =======            =======            ========

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 COMMON STOCK (CONTINUED)

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

The fair value of each option grant was estimated on the grant date using the Black Scholes Option Pricing Model with the following weighted average assumptions:

                                           2001          2000          1999
                                           ----          ----          ----

Expected volatility .............          125%           69%           85%
Risk free interest rate .........            5%            6%            5%
Dividend yield ..................           --            --            --
Expected option life (years).....            3             3             4


Weighted average fair value of options granted during the year:

2001.............................       $ 7.46
2000.............................       $ 5.02
1999.............................       $ 1.89

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

The Company has two stock option plans for non-employee directors -- the 1994 Non-Qualified Stock Option Plan and the 1997 Non-Qualified Stock Option Plan. Under the two plans, a total of 450,000 shares have been authorized for option grants. The two plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new Director receives a total of 45,000 options upon becoming a member of the Board; and continuing Directors receive 15,000 options after each Annual Meeting of Shareholders. Under both of these plans the option price is the fair market value at the time the option is granted. Options granted during fiscal 2001 become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2001, 45,000 options were granted under these plans at a price of $36.50. During fiscal 2000, 105,000 options were granted with 45,000 granted at a price of $16.36 and 60,000 granted at a price of $27.28. During fiscal 1999, 60,000 shares were granted at a price $6.59. At April 1, 2001, a total of 441,000 options, net of cancellations, have been granted under these two plans. During fiscal 2001, 39,000 options were exercised at a weighted average exercise price of $4.60. At April 1, 2001, 54,000 shares were exercisable.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6 COMMON STOCK (CONTINUED)

STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plan provides for purchases by employees of up to an aggregate of 900,000 shares through December 31, 2001. Shares of 20,904, 21,086 and 51,506 were purchased under this plan in fiscal 2001, 2000 and 1999, respectively.

NOTE 7 EMPLOYMENT BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company's employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service, the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 2001, 2000 and 1999, the Company contributed 55,500, 39,374 and 161,336 shares, respectively, of the Company's common stock valued at $1.5 million, $1.2 million and $995,000, to fund the Company's obligation under the 401(k) plan.

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $1.4 million in fiscal 2001 and $1.7 million in fiscal 2000 and fiscal 1999, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these leases are as follows:

     FISCAL YEAR                                                                (IN THOUSANDS)
     -----------                                                                --------------
     2002  ...................................................................     $  1,788
     2003  ...................................................................        1,437
     2004  ...................................................................          926
     2005  ...................................................................          843
     2006  ...................................................................          758
     Thereafter...............................................................        1,255
                                                                                   --------
                                                                                   $  7,007
                                                                                   ========

The Company has been notified by federal and state environmental agencies of its potential liability with respect to the Spectron, Inc. Superfund site in Elkton, Maryland. Several hundred other companies have also been notified about their potential liability regarding this site. The Company continues to deny that it has any responsibility with respect to this site other than as a de minimis party. Management is of the opinion that the outcome of this environmental matter will not have a material effect on the Company's operations or financial position.

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9 RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, a beneficial owner of the Company's common stock during fiscal 2000 and fiscal 1999, purchased approximately $7.4 million of products during fiscal 2000 and 1999, respectively. Scientific Components Corporation was not a beneficial owner of the Company's common stock during fiscal 2001.

NOTE 10 SEGMENT INFORMATION

The Company is engaged in the design and manufacture of discrete semiconductors, integrated circuits and electrical ceramic components for a wide range of applications in the wireless and broadband communications markets.

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

During the Company's second quarter ended October 1, 2000, the Company reorganized into two reportable segments based on management's methods of evaluating operations and performance. The new reportable segments are:
Semiconductor Products and Ceramic Products. The Semiconductor Products segment is comprised of two of the Company's former segments: Wireless Semiconductor Products and Application Specific Products. A description of the reportable segments follows:

Semiconductor Products:
The Semiconductor Products segment designs and manufactures gallium arsenide integrated circuits, other discrete semiconductors and multi-chip modules primarily for the global wireless communications and broadband markets.

Ceramic Products:
The Ceramic Products segment designs and manufactures technical ceramic and magnetic products for the global wireless infrastructure and broadband markets.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10 SEGMENT INFORMATION (CONTINUED)

The table below presents selected financial data by business segment for fiscal 2001, 2000 and 1999. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies."

                                                           YEARS ENDED
                                          ---------------------------------------------
                                          APRIL 1,          APRIL 2,          MARCH 28,
                                            2001              2000              1999
                                          --------          --------          ---------
                                                         (in thousands)
     Sales
     -----
     Semiconductor Products.....          $224,560          $150,348          $100,873
     Ceramic Products ..........            47,008            36,054            25,540
                                          --------          --------          --------
                                          $271,568          $186,402          $126,413
                                          ========          ========          ========
     Operating Income
     ----------------
     Semiconductor Products.....          $ 33,496          $ 16,761          $ 13,580
     Ceramic Products ..........             7,164             4,632             1,879
                                          --------          --------          --------
                                          $ 40,660          $ 21,393          $ 15,459
                                          ========          ========          ========



                                          APRIL 1,          APRIL 2,
                                            2001              2000
                                          --------          --------
                                                (in thousands)
     Net Long-lived Assets
     ---------------------
     Semiconductor Products.....          $ 97,568          $ 62,459
     Ceramic Products ..........            16,628            13,061
                                          --------          --------
                                          $114,196          $ 75,520
                                          ========          ========
     Total Assets
     ------------
     Semiconductor Products.....          $138,614          $108,443
     Ceramic Products ..........            29,217            25,892
     Corporate .................           169,188           146,689
                                          --------          --------
                                          $337,019          $281,024
                                          ========          ========

Customer Concentration:

During fiscal year 2001, two customers accounted for 26% and 11%, respectively of the Company's total sales. In fiscal 2000 and 1999, one customer accounted for 34% and 28%, respectively, of the Company's total sales. In fiscal 2001, sales to the Company's 15 largest customers accounted for 69% of total sales. In fiscal 2000 and 1999, sales to these customers accounted for 65% and 64%, respectively.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10 SEGMENT INFORMATION (CONTINUED)

Geographic Information

Sales include export sales primarily to Europe and Asia of $133.7 million, $84.8 million and $45.8 million, in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, the Company closed its sales subsidiary in the United Kingdom. This sales subsidiary was in operation during fiscal 2000 and 1999. The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                                     YEARS ENDED
                                   ------------------------------------------------
                                   APRIL 1,            APRIL 2,           MARCH 28,
                                     2001                2000               1999
                                   --------            --------           ---------
                                                    (in thousands)
Sales
  United States
     Customers .........          $ 271,510           $ 180,576           $ 118,534
     Intercompany ......                 18               4,698               6,497
  Europe
     Customers .........                 58               5,826               7,879
  Eliminations .........                (18)             (4,698)             (6,497)
                                  ---------           ---------           ---------
Net sales ..............          $ 271,568           $ 186,402           $ 126,413
                                  =========           =========           =========

Income before taxes
  United States.........          $  49,260           $  26,929           $  15,920
  Europe ...............                 10                 318                 782
                                  ---------           ---------           ---------
Income before taxes ....          $  49,270           $  27,247           $  16,702
                                  =========           =========           =========

Assets
  United States ........          $ 333,626           $ 276,540           $ 115,214
  Europe ...............              3,393               4,484               5,469
                                  ---------           ---------           ---------
Total assets ...........          $ 337,019           $ 281,024           $ 120,683
                                  =========           =========           =========

Substantially all of the Company's long-lived assets were located in the United States as of April 1, 2001.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11 QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                     FIRST         SECOND         THIRD        FOURTH
                                    QUARTER        QUARTER       QUARTER       QUARTER           YEAR
---------------------------------------------------------------------------------------------------------

FISCAL 2001
  Sales .....................       $65,688        $73,201       $78,684       $53,995         $271,568
  Gross profit ..............        29,538         33,747        36,358        20,293          119,936
  Net income ................         7,841         10,567        11,580         3,385           33,373
  Per share data (1)
      Net income basic ......           .18            .25           .27           .08              .78
      Net income diluted.....           .18            .24           .26           .08              .75
  Market price range
     High ...................        63.875         50.438        54.000        35.938           63.875
     Low ....................        35.000         32.000        24.750        13.938           13.938

FISCAL 2000
  Sales .....................       $38,653        $41,921       $48,043       $57,785         $186,402
  Gross profit ..............        16,997         18,035        20,955        24,849           80,836
  Net income ................         3,319          4,313         5,451         4,899           17,982
  Per share data
      Net income basic ......           .09            .10           .13           .12              .44
      Net income diluted.....           .09            .10           .12           .11              .42
  Market price range
     High ...................        23.125         28.906        33.125        74.734           74.734
     Low ....................         8.938         21.500        23.875        27.016            8.938

---------------------------------------------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ National Market under the symbol AHAA. The number of stockholders of record as of May 31, 2001 was approximately 950.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Boston, Massachusetts
May 1, 2001

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the section entitled "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2001, to be filed within 120 days of the end of the Company's fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2001, which section is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2001, which section is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section entitled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 10, 2001, which section is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

       The financial statements filed as part of this report are listed on the index appearing on page 21.

    2. Index to Financial Statement Schedules

       The following financial statement schedule is filed as part of this report (page reference is to this report):

          Schedule II   Valuation and Qualifying Accounts (page 48)

       Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


     3. Exhibits

        NO.      DESCRIPTION
        ---      -----------

         2.a     Agreement and Plan of Merger, dated as of February 10, 2000, by and among Alpha
                 Industries, Inc., Aries Acquisition Corporation and Network Device, Inc. (1)
         3.a     Restated Certificate of Incorporation (2)
         3.b     Amended and restated By-laws of the Corporation dated April 30, 1992 (3)
         3.c     Certificate of Amendment of Restated Certificate of Incorporation of Alpha Industries, Inc.,
                 dated March 30, 2000 (17)
         4.a     Specimen Certificate of Common Stock (2)
         4.b     Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and
                 County Commissioners of Frederick County (4)
         4.c     Revolving Credit Agreement dated November 1, 1999 between Alpha Industries, Inc.,
                 Trans-Tech, Inc., Fleet Bank of Massachusetts  and Silicon Valley Bank (5); as amended by that Agreement and Amendment No 1. dated November 16, 2000 between Alpha Industries,
                 Inc., Trans-Tech, Inc., Fleet Bank of Massachusetts and Silicon Valley Bank (6)
        10.a     Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (7)*
        10.b     Alpha Industries, Inc., Long-Term  Compensation Plan dated September 24, 1990 (8);
                 amended March 28, 1991 (9); and as further amended October 27, 1994 (10)*
        10.c     Severance Agreement dated May 20, 1997 between the Registrant and David J. Aldrich
                 (11)*
        10.d     Severance Agreement dated January 14, 1997 between the Registrant and Richard Langman
                 (11)*
        10.e     Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol
                 (12)*
        10.f     Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors
                 (7)*
        10.g     Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the
                 Alpha Industries Executive Compensation Plan dated January 3, 1995 (10)*
        10.h     Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent
                 (13)*
        10.i     Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors
                 (14)*
        10.j     Severance Agreement dated September 13, 1999 between the Registrant and Thomas C.
                 Leonard (15)*
        10.k     Purchase and Sale Agreement dated July 27, 2000 between the Registrant and C.R. Bard,
                 Inc. (16)
        10.l     Severance Agreement dated May 30, 2000 between the Registrant and Jean-Pierre Gillard*
        10.m     Alpha Industries, Inc. 1996 Long-Term Incentive Plan*
        11       Statement regarding computation of per share earnings. See Note 1 to the Consolidated
                 Financial Statements
        21       Subsidiaries of the Registrant
        23       Consent of Independent Auditors


                      ------------------------------------

*Management contract or compensatory plan

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


     (1) Incorporated by reference to the exhibit filed with our Form 8-K dated May 8, 2000.
     (2) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 (Registration No. 33-63857).
     (3) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1992.
     (4) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3,1994.
     (5) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1999.
     (6) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000.
     (7) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994.
     (8) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1992.
     (9) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1993.
     (10) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 1995.
     (11) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 1997.
     (12) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 1994.
     (13) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998.
     (14) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1998.
     (15) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999.
     (16) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000.
     (17) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (Registration No. 33-63818).

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended April 1, 2001.

(c)  Exhibits

          The exhibits required by Item 601 of Regulation S-K are FILED HEREWITH and INCORPORATED BY REFERENCE herein. The response to this portion of
          Item 14 is submitted under Item 14(a)(3).

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALPHA INDUSTRIES, INC.
                                  (REGISTRANT)

                            BY: /s/ DAVID J. ALDRICH
                                --------------------
                                DAVID J. ALDRICH, PRESIDENT

Date:  June 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2001.

       SIGNATURE AND TITLE                                                                SIGNATURE AND TITLE

/s/ THOMAS C. LEONARD                                                       /s/ TIMOTHY R. FUREY
------------------------------------------                                  ----------------------------------------------
Thomas C. Leonard                                                           Timothy R. Furey
Chairman of the Board                                                       Director


/s/ DAVID J. ALDRICH                                                        /s/ JAMES W. HENDERSON
------------------------------------------                                  ----------------------------------------------
David J. Aldrich                                                            James W. Henderson
Chief Executive Officer                                                     Director
President and Director


/s/ PAUL E. VINCENT                                                         /s/ GEORGE S. KARIOTIS
------------------------------------------                                  ----------------------------------------------
Paul E. Vincent                                                             George S. Kariotis
Chief Financial Officer                                                     Director
Principal Financial Officer
Principal Accounting Officer
Secretary                                                                   /s/ DAVID MCLACHLAN
                                                                            ----------------------------------------------
                                                                            David McLachlan
                                                                            Director


                                                                            /s/ ARTHUR PAPPAS
                                                                            ----------------------------------------------
                                                                            Arthur Pappas
                                                                            Director


                                                                            /s/ SIDNEY TOPOL
                                                                            ----------------------------------------------
                                                                            Sidney Topol
                                                                            Director

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                        CHARGED
                                                      BALANCE AT        TO COSTS                        BALANCE AT
                                                       BEGINNING           AND                            END OF
   DESCRIPTION                                          OF YEAR         EXPENSES         DEDUCTIONS        YEAR
----------------------------------------------------------------------------------------------------------------------

Year Ended April 1, 2001
 Allowance for doubtful accounts ................        $796             $434              $309            $921

Year Ended April 2, 2000
 Allowance for doubtful accounts ................        $741             $418              $363            $796


Year Ended March 28, 1999
 Allowance for doubtful accounts ................        $634             $295              $188           $741
 Allowance for estimated losses on contracts.....        $ 36             $ --              $ 36           $ --