Form 10-Q
period 2001-07-01
ALPHA INDUSTRIES INC
filed 2001-08-13
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                               OUTSTANDING AT JULY 29, 2001
                -----                               ----------------------------
 COMMON STOCK, PAR VALUE $.25 PER SHARE                       43,978,759

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                               PAGE
PART 1  FINANCIAL INFORMATION

   Item 1 - Financial Statements

         Consolidated Balance Sheets - July 1, 2001 and April 1, 2001..........................  3

         Consolidated Statements of Operations - Quarters Ended July 1, 2001
         and July 2, 2000......................................................................  4

         Consolidated Statements of Cash Flows - Quarters Ended July 1, 2001
         and July 2, 2000......................................................................  5

         Notes to Interim Consolidated Financial Statements....................................  6

   Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................  9

PART 2  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.................................................  12

--------------------------------------------------------------------------------

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                                        JULY 1,       APRIL 1,
                                                                                         2001           2001
                                                                                      (UNAUDITED)    (AUDITED)
-----------------------------------------------------------------------------------------------------------------

ASSETS
   Current assets
         Cash and cash equivalents................................................  $     60,516    $    68,802
         Short-term investments (note 2)..........................................        89,041         84,982
         Accounts receivable, trade, less allowance for doubtful
               accounts of $1,016 and $921........................................        23,704         36,984
         Inventories (note 3).....................................................        13,163         15,661
         Prepayments and other current assets.....................................         4,706          3,169
         Prepaid income taxes.....................................................         3,439            735
         Deferred income taxes....................................................         8,599          9,668
                                                                                    ------------    -----------
                  Total current assets............................................       203,168        220,001
                                                                                    ------------    -----------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $83,356 and $78,247......................................       114,878        114,196
   Other assets...................................................................         2,284          2,822
                                                                                    ------------    -----------
                  Total assets....................................................  $    320,330    $   337,019
                                                                                    ============    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt.....................................  $        129    $       129
         Accounts payable.........................................................         9,273         20,820
         Accrued liabilities
           Payroll and related expenses...........................................         5,695          7,283
           Other accrued liabilities..............................................         2,788          3,481
                                                                                    ------------    -----------
                  Total current liabilities.......................................        17,885         31,713
                                                                                    ------------    -----------
   Long-term debt, less current maturities........................................           203            235
   Other long-term liabilities....................................................         2,266          2,081
   Deferred income taxes..........................................................         2,742          3,812
                                                                                    ------------    -----------
                  Total liabilities...............................................        23,096         37,841
                                                                                    ------------    -----------

   Commitments and contingencies (note 6)
   Stockholders' equity

         Common stock par value $.25 per share: authorized
           100,000,000 shares; issued 43,644,372 and 43,520,880 shares............        10,911         10,880
         Additional paid-in capital...............................................       223,064        221,147
         Retained earnings........................................................        63,259         67,179
         Less - Treasury shares of 520 and 26,539 at cost.........................           ---             28
                                                                                    ------------    -----------
                  Total stockholders' equity......................................       297,234        299,178
                                                                                    ------------    ------------
                  Total liabilities and stockholders' equity......................  $    320,330    $   337,019
                                                                                    ============    ===========
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                                                         FIRST QUARTERS ENDED
                                                                                         JULY 1,        JULY 2,
                                                                                          2001           2000
-----------------------------------------------------------------------------------------------------------------
   Net sales......................................................................     $  32,221      $  65,688
     Cost of sales................................................................        23,425         36,150
     Research and development expenses............................................         9,803          7,895
     Selling and administrative expenses..........................................         6,708         11,688
                                                                                       ---------      ---------
   Operating (loss) income........................................................        (7,715)         9,955
   Interest expense...............................................................           (14)           (16)
   Interest income and other, net.................................................         1,878          1,941
                                                                                       ---------      ---------
   (Loss) income before income taxes..............................................        (5,851)        11,880
   (Credit) provision for income taxes............................................        (1,931)         4,039
                                                                                       ----------     ---------
   Net (loss) income..............................................................     $  (3,920)     $   7,841
                                                                                       ==========     =========
   Basic (loss) earnings per share................................................     $   (0.09)     $    0.18
                                                                                       ==========     =========
   Diluted (loss) earnings per share..............................................     $   (0.09)     $    0.18
                                                                                       ==========     =========

   Shares used in computing:
   Basic (loss) earnings per share................................................        43,601         42,662
                                                                                       =========      =========
   Diluted (loss) earnings per share..............................................        43,601         44,786
                                                                                       =========      =========

-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                           QUARTERS ENDED
                                                                                        JULY 1,        JULY 2,
                                                                                         2001           2000
---------------------------------------------------------------------------------------------------------------
   Cash provided by operations:
     Net (loss) income..............................................................   $  (3,920)     $  7,841
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation and amortization of property, plant and equipment...............       5,108         3,570
       Gain on sale of property, plant and equipment................................         (50)           --
       Deferred income taxes........................................................          (1)           --
       Increase (decrease) in other liabilities and long-term benefits..............         185          (210)
       Decrease (increase) in other assets..........................................         538           (46)
     Changes in operating assets and liabilities:
        Accounts receivable ........................................................      13,280       (10,595)
        Inventories.................................................................       2,498        (2,293)
        Prepayments and other current assets........................................      (4,241)       (4,400)
        Accounts payable............................................................     (11,547)       (1,820)
        Accrued liabilities.........................................................      (1,141)        8,006
                                                                                       ---------      --------
          Net cash provided by operations...........................................         709            53
                                                                                       ---------      --------
   Cash (used in) provided by investing activities:
     Additions to property, plant and equipment.....................................      (5,790)       (9,681)
     Proceeds from sale of equipment................................................          50            --
     Purchases of short-term investments............................................     (38,407)      (23,726)
     Maturities of short-term investments...........................................      34,348        38,634
                                                                                       ---------      --------
          Net cash (used in) provided by investing activities.......................      (9,799)        5,227
                                                                                       ---------      --------
   Cash provided by (used in) financing activities:
     Payments on long-term debt.....................................................         (32)       (2,960)
     Deferred charges related to long-term debt.....................................         --              1
     Exercise of stock options and warrants.........................................         836         2,207
                                                                                       ---------      --------
          Net cash provided by (used in) financing activities.......................         804          (752)
                                                                                       ---------      ---------
   Net (decrease) increase in cash and cash equivalents.............................      (8,286)        4,528
   Cash and cash equivalents, beginning of period...................................      68,802        23,219
                                                                                       ---------      --------
   Cash and cash equivalents, end of period.........................................   $  60,516      $ 27,747
                                                                                       =========      ========
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:

             Cash paid for income taxes.............................................   $      78      $     84
                                                                                       =========      ========
             Cash paid for interest.................................................   $      12      $     23
                                                                                       =========      ========
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash operating activities:

             Tax benefit associated with the exercise of stock options..............   $     695      $  8,890
                                                                                       =========      ========
             Compensation expense related to stock options..........................   $      35      $     36
                                                                                       =========      ========
             Contribution of treasury shares to Savings and Retirement Plan.........   $     410      $     --
                                                                                       =========      ========


The accompanying notes are an integral part of these financial statements.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The interim financial information included here is unaudited. In addition, the financial information does not include all disclosures required under accounting principles generally accepted in the United States of America because certain note information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.

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

NOTE 3  INVENTORIES

                                                                           JULY 1            APRIL 1,
   Inventories consisted of the following:                                  2001               2001
-------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
     Raw materials....................................................  $    4,222          $   5,187
     Work-in-process..................................................       5,912              7,868
     Finished goods...................................................       3,029              2,606
                                                                        ----------          ---------
                                                                        $   13,163          $  15,661
                                                                        ==========          =========

NOTE 4  SEGMENT INFORMATION

The Company is organized into two reportable segments as follows:

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

(UNAUDITED)

NOTE 4  SEGMENT INFORMATION (CONTINUED)

The table below presents selected financial data by business segment for the periods indicated.

                                                                                  QUARTERS ENDED
                                                                        -----------------------------------
                                                                            JULY 1,              JULY 2,
                                                                             2001                 2000
                                                                        --------------       --------------
                                                                                   (in thousands)
NET SALES
Semiconductor Products...........................................       $       26,182       $      52,960
Ceramic Products.................................................                6,039              12,728
                                                                        --------------       -------------
                                                                        $       32,221       $      65,688
                                                                        ==============       =============

OPERATING (LOSS) INCOME
Semiconductor Products...........................................       $       (6,996)      $       7,878
Ceramic Products.................................................                 (719)              2,077
                                                                        --------------       -------------
                                                                        $       (7,715)      $       9,955
                                                                        =============        =============

                                                                            JULY 1,            APRIL 1,
                                                                             2001                2001
                                                                        --------------      --------------
                                                                                   (in thousands)
NET LONG-LIVED ASSETS
Semiconductor Products...........................................       $       97,931      $      97,568
Ceramic Products.................................................               16,947             16,628
                                                                        --------------      -------------
                                                                        $      114,878      $     114,196
                                                                        ==============      =============

                                                                            JULY 1,            APRIL 1,
                                                                             2001                2001
                                                                        --------------      --------------
                                                                                   (in thousands)
TOTAL ASSETS
Semiconductor Products...........................................       $      126,011      $     138,614
Ceramic Products.................................................               26,724             29,217
Corporate........................................................              167,595            169,188
                                                                        --------------      -------------
                                                                        $      320,330      $     337,019
                                                                        ==============      =============

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

(UNAUDITED)

NOTE 4  SEGMENT INFORMATION (CONTINUED)

                                                                            JULY 1,            APRIL 1,
                                                                             2001                2001
                                                                        --------------      --------------
                                                                                   (in thousands)
TOTAL CAPITAL EXPENDITURES
Semiconductor Products...........................................       $        4,736      $       8,293
Ceramic Products.................................................                1,054              1,388
                                                                        --------------      -------------
                                                                        $        5,790      $       9,681
                                                                        ==============      =============



SIGNIFICANT CUSTOMERS

During the three months ended July 1, 2001, one customer and one value-added distributor accounted for approximately 22% and 13%, respectively, of the Company's total net sales. During the three months ended July 2, 2000, two customers accounted for approximately 32% and 14%, respectively, of the Company's total net sales. As of July 1, 2001 and July 2, 2000, one customer accounted for approximately 19% and 15%, respectively, of the Company's gross accounts receivable.

NOTE 5  EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted (loss) earnings per share for the three months ended July 1, 2001 and July 2, 2000 is as follows:

                                                                           JULY 1,         JULY 2,
                                                                            2001            2000
---------------------------------------------------------------------------------------------------
                                                                               (in thousands)
     Weighted average shares (basic)..................................      43,601          42,662
     Effect of dilutive stock options.................................          --           2,124
                                                                         ---------       ---------
     Weighted average shares (diluted)................................      43,601          44,786
                                                                         =========       =========

For the quarters ended July 1, 2001 and July 2, 2000, options to purchase approximately 6.7 million and 31,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits, discrete semiconductors and integrated modules for the wireless and broadband communications markets. We also design, develop, manufacture and market proprietary technical ceramic and magnetic products for the wireless infrastructure and broadband markets.

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated.

                                                                                  Quarter Ended
                                                                           July 1,            July 2,
                                                                            2001               2000
                                                                         ----------          ---------
Net sales............................................................       100.0%             100.0%
Cost of sales .......................................................        72.7               55.0
                                                                         --------            -------
Gross margin.........................................................        27.3               45.0
Research and development expenses....................................        30.4               12.0
Selling and administrative expenses..................................        20.8               17.8
                                                                         --------            -------
Operating (loss) income..............................................       (23.9)              15.2
Other income, net....................................................         5.8                2.9
                                                                         --------            -------
(Loss) income before income taxes....................................       (18.2)              18.1
(Credit) provision for income taxes..................................        (6.0)               6.1
                                                                         --------            -------
Net (loss) income...................................................        (12.2)%             11.9%
                                                                         ========            =======

NET SALES. Net sales decreased 50.9% to $32.2 million for the first quarter of fiscal 2002 from $65.7 million for the first quarter of fiscal 2001. Orders decreased 67.1% to $23.7 million for the first quarter of fiscal 2002, compared with $72.2 million for the same period last year. A downturn in the wireless and broadband markets resulted in lower sales during the first quarter of fiscal 2002 in both of our business segments- Semiconductor Products and Ceramic Products- when compared to the first quarter of fiscal 2001. Deliveries to one customer and one value-added distributor represented approximately 22% and 13%, respectively, of our total net sales for the first three months of fiscal 2002. Deliveries to two customers represented approximately 32% and 14%, respectively, of our total net sales for the first quarter of fiscal 2001.

GROSS PROFIT. Gross profit decreased 70.2% to $8.8 million or 27.3% of net sales for the first quarter of fiscal 2002 from $29.5 million or 45.0% of net sales for the comparable period last year. This decrease was primarily due to the decline in sales and the resulting underutilization of manufacturing capacity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 24.2% to $9.8 million or 30.4% of net sales for the first quarter of fiscal 2002 from $7.9 million or 12.0% of net sales for the comparable period last year. The increase in research and development expenses was primarily the result of our continued commitment to meeting our customers' changing product requirements, including the migration from individual chips to integrated radio frequency module solutions. During the first quarter ended July 1, 2001, we announced the introduction of the world's first tri-band power amplifier module employing InGap HBT (indium gallium phosphide heterojunction bipolar transistor) process technology. This module is designed for use in existing dual-mode wireless handsets and is fully GPRS (General Packet Radio Service) compliant.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 42.6% to $6.7 million or 20.8% of net sales for the first quarter of fiscal 2002 from $11.7 million or 17.8% of net sales for the first quarter of fiscal 2001. The decrease in selling and administrative expenses was primarily the result of a reduction in sales commission expenses due to lower sales levels and to specific actions taken to reduce costs, including a reduction in workforce and modification of employee work schedules, as well as management of discretionary spending.

OTHER INCOME (EXPENSE), NET. Other income, net, for the first quarter of fiscal 2002 remained consistent at approximately $1.9 million when compared to the first quarter of fiscal 2001. Other income, net, consists primarily of interest income generated by our cash, cash equivalents and short-term investments.

CREDIT FOR INCOME TAXES. The credit for income taxes has been recorded based on the current estimate of our effective tax rate of 33%. This rate differs from the statutory federal income tax rate primarily because of state and federal tax credits.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for the first quarters of fiscal 2002 and 2001.

                                                                                        Quarters Ended
                                                                                July 1,              July 2,
                                                                                  2001                 2000
                                                                              -------------         -----------
                                                                                        (in thousands)
NET SALES
Semiconductor Products..................................................    $    26,182            $    52,960
Ceramic Products........................................................          6,039                 12,728
                                                                            -----------            -----------
                                                                            $    32,221            $    65,688
                                                                            ===========            ===========

OPERATING (LOSS) INCOME

Semiconductor Products..................................................    $    (6,996)           $     7,878
Ceramic Products........................................................           (719)                 2,077
                                                                            -----------            -----------
                                                                            $    (7,715)           $     9,955
                                                                            ============           ===========
-----------------------------------------------------------------------------------------------------------------

SEMICONDUCTOR PRODUCTS. Net sales for the Semiconductor Products segment decreased 50.6% to $26.2 million for the first quarter of fiscal 2002 from $53.0 million for the same quarter last year. The decrease was primarily attributable to a downturn experienced in both of our targeted markets, wireless communications and broadband, during the first quarter of fiscal 2002.

Operating (loss) income for the Semiconductor Products segment decreased to an operating loss of $7.0 million for the first quarter of fiscal 2002 compared to an operating income of $7.9 million for the same quarter last year. The decline was primarily the result of the impact of relatively fixed operating costs against lower revenue during the quarter ended July 1, 2001.

CERAMIC PRODUCTS. Net sales for the Ceramic Products segment decreased 52.6% to $6.0 million for the first quarter of fiscal 2002 from $12.7 million for the same quarter last year. The decrease was primarily attributable to a downturn in the wireless infrastructure and broadband markets during the first quarter of fiscal 2002.

Operating (loss) income for the Ceramic Products segment decreased to an operating loss of $719,000 for the first quarter of fiscal 2002 compared to an operating income of $2.1 million for the same quarter last year. The decline was primarily due to lower revenue generated during the quarter ended July 1, 2001.

FINANCIAL CONDITION

At July 1, 2001, working capital totaled $185.3 million, including $149.6 million in cash, cash equivalents and short-term investments. Annualized inventory turns for the first quarter ended July 1, 2001 decreased to 7.1 compared to 10.2 for the same period last year. Additionally, days sales outstanding for the first quarter ended July 1, 2001 increased to 67 days compared to 62 days for the same period last year. During this quarter, we continued to manage our working capital. Responding to the downturn in the wireless communications and broadband

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


markets, we delayed investment in certain capital expenditures and reduced our inventory levels, therefore minimizing our exposure to inventory obsolescence. We accomplished this while maintaining our commitment to investment in research and development and maintaining our manufacturing capability. Cash provided by operations for the quarter was $709,000 and was primarily attributable to a decline in inventory and accounts receivable offset by a decrease in accounts payable.

During the first quarter of fiscal 2002, capital expenditures totaled $5.8 million. Of the $5.8 million, approximately $4.7 million related to the Semiconductor Products segment as we continued our investment in major capital initiatives in the semiconductor gallium arsenide (GaAs) wafer fabrication operation and the integrated circuit and discrete semiconductor assembly and test areas. We are creating a GaAs IC line that will allow the manufacture of product on six-inch wafers. We are in the initial stages of development of this six-inch wafer production line, which we estimate will cost approximately $30 million. We expect to complete this project within eighteen months. Once this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires. Improvements in manufacturing capabilities at our ceramics facilities accounted for approximately $1.1 million of capital expenditures.

We believe that anticipated cash from operations, available funds and borrowings under our revolving credit agreement, together with the net proceeds from our fiscal 2000 stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements, at least through fiscal 2002.

OTHER MATTERS

Safe Harbor Statement - Except for the historical information, this report contains forward-looking statements that reflect the Company's current expectations and predictions of future results, accomplishments, intentions and other matters, all of which are inherently subject to risks and uncertainties. The Company's actual results may differ materially from those anticipated in the Company's forward-looking statements, based on various factors. Such factors include, but are not limited to: variations in projected financial results for fiscal 2002 and the remaining quarters of fiscal 2002, the timing and extent of recovery in the broadband and wireless markets, expected benefits from and timing and success of the Company's product development and marketing efforts, Alpha's expected ability to generate pre-tax income, Alpha's ability to generate increased dollar content per platform, successful participation in new data services such as 3G, GPRS and 2.5G, the success of Alpha's various strategic relationships, Alpha's success in penetrating new markets in Asia and other geographies, Alpha's ability to provide advantageous cycle times and a range of product offerings, cancellation or postponement of customer orders, inability to predict customer orders and other factors affecting "visibility", the disproportionate impact of Alpha's business relationships with its larger customers, difficulty manufacturing products in sufficient quantity and quality, erosion of selling prices or margins, modifications of the Company's plans or intentions, and market developments, competitive pressures and changes in economic conditions that vary from the Company's expectations. Additional information on these and other factors that may cause actual results and the Company's performance to differ materially is included in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Form 10-K for the year ended April 1, 2001. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. The Company does not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                          PART II - OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (10)  Material Contracts

               (c) Severance Agreement dated April 1, 2001 between the Registrant and David J. Aldrich.

      (b) Reports on Form 8-K

                   No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended July 1, 2001.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001
      ---------------

                                ALPHA INDUSTRIES, INC. AND SUBSIDIARIES
                                ---------------------------------------
                                              Registrant

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


Listed and indexed below are all Exhibits filed as part of this report.

EXHIBIT NO.        DESCRIPTION
-----------        -----------
   10.c            Severance Agreement dated April 1, 2001 between the
                   Registrant and David J. Aldrich.