Form 10-Q
period 2001-09-30
ALPHA INDUSTRIES INC
filed 2001-11-14
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                            OUTSTANDING AT OCTOBER 28, 2001
--------------------------------------          -------------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE                    44,124,843

                                         Alpha Industries, Inc. and Subsidiaries

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                            PAGE

PART 1   FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets - September 30, 2001
          (Unaudited) and April 1, 2001 ....................................   3

          Consolidated Statements of Income - Three Month
          and Six Month Periods Ended September 30, 2001 and
          October 1, 2000 (Unaudited) ......................................   4

          Consolidated Statements of Cash Flows - Six Month
          Periods Ended September 30, 2001 and October 1,
          2000 (Unaudited) .................................................   5

          Notes to Interim Consolidated Financial Statements ...............   6

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   9

PART 2   OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders ..........  13

     Item 6 - Exhibits and Reports on Form 8-K .............................  13


--------------------------------------------------------------------------------

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                        Sept. 30,    April 1,
                                                                          2001        2001
                                                                       (Unaudited)  (Audited)
                                                                       -----------  ---------
ASSETS
   Current assets
         Cash and cash equivalents ...................................   $ 53,172    $ 68,802
         Short-term investments (note 2) .............................     92,356      84,982
         Accounts receivable, trade, less allowance for doubtful
               accounts of $1,095 and $921 ...........................     24,721      36,984
         Inventories (note 3) ........................................     10,984      15,661
         Prepayments and other current assets ........................      4,751       3,169
         Prepaid income taxes ........................................      8,607         735
         Deferred income taxes .......................................      8,599       9,668
                                                                         --------    --------
                  Total current assets ...............................    203,190     220,001
                                                                         --------    --------
   Property, plant and equipment, less accumulated depreciation and
         amortization of $88,338 and $78,247 .........................    124,877     114,196
   Other assets ......................................................      2,214       2,822
                                                                         --------    --------
                  Total assets .......................................   $330,281    $337,019
                                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
         Current maturities of long-term debt ........................   $    129    $    129
         Accounts payable ............................................     15,582      20,820
         Accrued liabilities
           Payroll and related expenses ..............................      5,109       7,283
           Other accrued liabilities .................................      2,561       3,481
                                                                         --------    --------
                  Total current liabilities ..........................     23,381      31,713
                                                                         --------    --------
   Long-term debt, less current maturities ...........................        139         235
   Other long-term liabilities .......................................      2,191       2,081
   Deferred income taxes .............................................      2,742       3,812
                                                                         --------    --------
                  Total liabilities ..................................     28,453      37,841
                                                                         --------    --------
   Commitments and contingencies (note 6)
   Stockholders' equity
         Common stock par value $.25 per share: authorized
           100,000,000 shares; issued 44,090,979 and
           43,520,880 shares ........................................      11,023      10,880
         Additional paid-in capital ..................................    230,133     221,147
         Retained earnings ...........................................     60,672      67,179
         Less - Treasury shares of 208 and 26,539 at cost ............         --          28
                                                                         --------    --------
                  Total stockholders' equity .........................    301,828     299,178
                                                                         --------    --------
                  Total liabilities and stockholders' equity .........   $330,281    $337,019
                                                                         ========    ========



The accompanying notes are an integral part of these financial statements.

                                         Alpha Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)



                                                           Three Month              Six Month
                                                          Periods Ended            Periods Ended
                                                     ----------------------    ----------------------
                                                     Sept. 30,     Oct. 1,     Sept. 30,     Oct. 1,
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------

Net sales ........................................   $  33,001    $  73,201    $  65,222    $ 138,889
  Cost of sales ..................................      22,358       39,454       45,783       75,604
  Research and development expenses ..............       9,906        8,814       19,709       16,709
  Selling and administrative expenses ............       6,063       10,839       12,771       22,527
                                                     ---------    ---------    ---------    ---------
Operating (loss) income ..........................      (5,326)      14,094      (13,041)      24,049
Interest expense .................................         (15)         (22)         (29)         (38)
Interest income and other, net ...................       1,480        1,938        3,358        3,879
                                                     ---------    ---------    ---------    ---------
(Loss) income before income taxes ................      (3,861)      16,010       (9,712)      27,890
(Credit) provision for income taxes ..............      (1,274)       5,443       (3,205)       9,482
                                                     ---------    ---------    ---------    ---------
Net (loss) income ................................   $  (2,587)   $  10,567    $  (6,507)   $  18,408
                                                     =========    =========    =========    =========
Basic (loss) earnings per share ..................   $   (0.06)   $    0.25    $   (0.15)   $    0.43
                                                     =========    =========    =========    =========
Diluted (loss) earnings per share ................   $   (0.06)   $    0.24    $   (0.15)   $    0.41
                                                     =========    =========    =========    =========

Shares used in computing:
Basic (loss) earnings per share ..................      44,037       42,867       43,819       42,765
                                                     =========    =========    =========    =========
Diluted (loss) earnings per share ................      44,037       44,737       43,819       44,761
                                                     =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements

Alpha Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                Six Month Periods Ended
                                                                                -----------------------
                                                                                Sept. 30,       Oct. 1,
                                                                                  2001           2000
                                                                                --------       --------

CASH PROVIDED BY OPERATIONS:
  Net (loss) income .........................................................   $ (6,507)      $ 18,408
  Adjustments to reconcile net (loss) income
    to net cash provided by operations:
    Depreciation and amortization of property, plant and equipment ..........     10,265          7,159
    Net gain on sale of property, plant and equipment .......................        (12)            --
    Deferred income taxes ...................................................         (1)            --
    Increase (decrease) in other long-term liabilities ......................        110            (13)
    Decrease (increase)  in other assets ....................................        608           (113)
    Changes in operating assets and liabilities:
     Accounts receivable ....................................................     12,263        (16,333)
     Inventories ............................................................      4,677         (4,120)
     Prepayments and other current assets ...................................     (9,454)        (2,540)
     Accounts payable .......................................................     (5,238)          (395)
     Other accrued liabilities and expenses .................................      2,124         12,180
                                                                                --------       --------
       Net cash provided by operations ......................................      8,835         14,233
                                                                                --------       --------
CASH USED IN INVESTING:
    Additions to property, plant and equipment ..............................    (21,015)       (27,622)
    Proceeds from sale of property, plant and equipment .....................         81             --
    Purchases of short-term investments .....................................    (79,015)       (65,486)
    Maturities of short-term investments ....................................     71,641         78,689
                                                                                --------       --------
       Net cash used in investing ...........................................    (28,308)       (14,419)
                                                                                --------       --------
CASH PROVIDED BY (USED IN) FINANCING:
  Payments on long-term debt ................................................        (96)        (2,960)
  Deferred charges related to long-term debt ................................         --              1
  Proceeds from sale of stock ...............................................        366            238
  Exercise of stock options and warrants ....................................      3,573          2,669
                                                                                --------       --------
       Net cash provided by (used in) financing activities ..................      3,843            (52)
                                                                                --------       --------
Net decrease in cash and cash equivalents ...................................    (15,630)          (238)
Cash and cash equivalents, beginning of period ..............................     68,802         23,219
                                                                                --------       --------
Cash and cash equivalents, end of period ....................................   $ 53,172       $ 22,981
                                                                                ========       ========
=======================================================================================================
Supplemental cash flow disclosures:
       Cash paid for income taxes ...........................................   $    109       $  1,616
                                                                                ========       ========
       Cash paid for interest ...............................................   $     25       $     34
                                                                                ========       ========

Supplemental disclosure of non-cash operating activities:
       Tax benefit associated with the exercise of stock options ............   $  4,358       $  9,331
                                                                                ========       ========
       Compensation expense related to stock options ........................   $     62       $     90
                                                                                ========       ========
       Contribution of treasury shares to Savings and Retirement Plan .......   $    798       $    733
                                                                                ========       ========



   The accompanying notes are an integral part of these financial statements

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


NOTE 2  SHORT-TERM INVESTMENTS

The Company's short-term investments are classified as held-to-maturity. These investments consist primarily of commercial paper and securities issued by various federal agencies and corporations with original maturities of more than 90 days and less than one year. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.

NOTE 3  INVENTORIES

                                                             Sept. 30,   April 1,
   Inventories consist of the following:                       2001        2001
                                                             --------    -------
                                                                (in thousands)
     Raw materials.........................................   $ 3,749    $ 5,187
     Work-in-process.......................................     5,141      7,868
     Finished goods........................................     2,094      2,606
                                                              -------    -------
                                                              $10,984    $15,661
                                                              =======    =======

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

Alpha Industries, Inc. and Subsidiaries

(UNAUDITED)

NOTE 4  SEGMENT INFORMATION (CONTINUED)

The table below presents selected financial data by business segment for the periods indicated.


                                       THREE MONTH              SIX MONTH
                                      PERIODS ENDED            PERIODS ENDED
                                   ------------------       --------------------
                                   SEPT. 30,  OCT. 1,       SEPT. 30,    OCT. 1,
                                     2001      2000           2001        2000
                                   --------   -------       --------    --------
                                                 (in thousands)
NET SALES
Semiconductor Products .........   $26,809    $60,970       $ 52,991    $113,930
Ceramic Products ...............     6,192     12,231         12,231      24,959
                                   -------    -------       --------    --------
                                   $33,001    $73,201       $ 65,222    $138,889
                                   =======    =======       ========    ========

OPERATING (LOSS) INCOME
Semiconductor Products .........   $(5,309)   $11,956       $(12,305)   $ 19,834
Ceramic Products ...............       (17)     2,138           (736)      4,215
                                   -------    -------       --------    --------
                                   $(5,326)   $14,094       $(13,041)   $ 24,049
                                   =======    =======       ========    ========

                                                            SEPT. 30,   APRIL 1,
                                                              2001        2001
                                                            --------    --------
                                                               (in thousands)
NET LONG-LIVED ASSETS
Semiconductor Products..................................    $108,237    $ 97,568
Ceramic Products........................................      16,640      16,628
                                                            --------    --------
                                                            $124,877    $114,196
                                                            ========    ========
TOTAL ASSETS
Semiconductor Products..................................    $135,236    $138,614
Ceramic Products........................................      26,336      29,217
Corporate   ............................................     168,709     169,188
                                                            --------    --------
                                                            $330,281    $337,019
                                                            ========    ========

                                                                 SIX MONTH
                                                               PERIODS ENDED
                                                            --------------------
                                                            SEPT. 30,    OCT. 1,
                                                              2001        2000
                                                            -------      -------
                                                              (in thousands)
TOTAL CAPITAL EXPENDITURES
Semiconductor Products..................................    $19,534      $24,757
Ceramic Products........................................      1,481        2,865
                                                            -------      -------
                                                            $21,015      $27,622
                                                            =======      =======


SIGNIFICANT CUSTOMERS

During the three months ended September 30, 2001, one customer accounted for approximately 40% of the Company's total net sales. During the three months ended October 1, 2000, two customers accounted for approximately 25% and 14%, respectively, of the Company's total net sales. For the six months ended September 30, 2001, one customer accounted for approximately 31% of the Company's total net sales. For the six months ended October 1, 2000, two customers accounted for approximately 29% and 14%, respectively, of the Company's total net sales. As of September 30, 2001 and April 1, 2001, one customer accounted for approximately 30% and 16%, respectively, of the Company's gross accounts receivable.

                                        Alpha Industries, Inc. and Subsidiaries

(UNAUDITED)

NOTE 5   EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted (loss) earnings per share for the three month and six month periods ended September 30, 2001 and October 1, 2000 is as follows:

                                                    THREE MONTH             SIX MONTH
                                                   PERIODS ENDED           PERIODS ENDED
                                                -------------------     -------------------
                                                SEPT. 30,    OCT. 1,    SEPT. 30,    OCT. 1,
                                                  2001        2000        2001        2000
                                                ---------   -------     ---------   -------
                                                                (in thousands)
Weighted average shares (basic)...............   44,037      42,867      43,819      42,765
Effect of dilutive stock options..............       --       1,870          --       1,996
                                                -------     -------     -------     -------
Weighted average shares (diluted).............   44,037      44,737      43,819      44,761
                                                =======     =======     =======     =======

For the periods ended September 30, 2001 and October 1, 2000, options to purchase approximately 6.5 million and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because their effect would have been antidilutive.

NOTE 6  COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no material additional liability to the Company.

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

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated.

                                                        THREE MONTH             SIX MONTH
                                                        PERIODS ENDED         PERIODS ENDED
                                                     -------------------    ------------------
                                                     SEPT. 30,   OCT. 1,    SEPT. 30,   OCT. 1,
                                                       2001       2000        2001       2000
                                                     --------    -------    --------    -------
Net sales............................................  100.0%     100.0%      100.0%    100.0%
Cost of sales .......................................   67.7       53.9        70.2      54.4
                                                       -----      -----       -----     -----
Gross margin.........................................   32.3       46.1        29.8      45.6
Research and development expenses....................   30.0       12.0        30.2      12.0
Selling and administrative expenses..................   18.4       14.8        19.6      16.2
                                                       -----      -----       -----     -----
Operating (loss) income..............................  (16.1)      19.3       (20.0)     17.3
Other income, net....................................    4.4        2.6         5.1       2.8
                                                       -----      -----       -----     -----
(Loss) income before income taxes....................  (11.7)      21.9       (14.9)     20.1
(Benefit) provision for income taxes.................   (3.9)       7.4        (4.9)      6.8
                                                       ------     -----       ------    -----
Net (loss) income...................................    (7.8)%     14.4%      (10.0)%    13.3%
                                                       ======     =====       ======    =====

NET SALES. Net sales decreased 54.9% to $33.0 million for the three months ended September 30, 2001 from $73.2 million for the same period last year. For the first six months of fiscal 2002, net sales decreased 53.0% to $65.2 million from $138.9 million for the first six months of fiscal 2001. Orders decreased 60.3% to $30.7 million for the three months ended September 30, 2001, compared with $77.3 million for the same period last year. The decline in net sales and orders continues to be the result of a downturn in the wireless handset, wireless infrastructure and broadband markets. This downturn had a significant effect on both of our business segments: Semiconductor Products and Ceramic Products. Deliveries to one customer represented approximately 40% of our total net sales for the three months ended September 30, 2001 compared to two customers, which represented approximately 25% and 14%, respectively, of our total net sales for the same period last year. Deliveries to one customer represented approximately 31% of our total net sales for the first six months of fiscal 2002 compared to two customers, which represented approximately 29% and 14%, respectively, of our total net sales for the comparable period last year.

GROSS PROFIT. Gross profit decreased 68.5% to $10.6 million or 32.3% of net sales for the three months ended September 30, 2001 from $33.7 million or 46.1% of net sales for the comparable period last year. For the first six months of fiscal 2002, gross profit decreased 69.3% to $19.4 million or 29.8% of net sales compared with $63.3 million or 45.6% of net sales for the same period last year. This decline continues to be the result of the decrease in net sales and the resulting underutilization of manufacturing capacity.

                                        Alpha Industries, Inc. and Subsidiaries


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 12.4% to $9.9 million or 30.0% of net sales for the three months ended September 30, 2001 from $8.8 million or 12.0% of net sales for the comparable period last year. For the first six months of fiscal 2002, research and development expenses increased 18.0% to $19.7 million or 30.2% of net sales from $16.7 million or 12.0% of net sales for the comparable period last year. The increase in research and development expenses continues to be the result of our commitment to design new products and processes and address new opportunities to meet our customers' demands. This sustained effort to meet our customers' changing product requirements is highlighted by our focus on the migration from individual chips to integrated radio frequency module solutions.

During the three months ended September 30, 2001, we announced the introduction of our advanced InP-based HBT (Indium Phosphide heterojunction bipolar transistor) process for high-performance wireless and optical applications. Furthermore, we opened a design center in the Chicago suburb of Mundelein, Illinois to focus on the development of Wide Band Code Division Multiple Access (W-CDMA) and other linear power amplifier modules for next generation wireless applications.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 44.1% to $6.1 million or 18.4% of net sales for the three months ended September 30, 2001 from $10.8 million or 14.8% of net sales for the comparable period last year. For the first six months of fiscal 2002, selling and administrative expenses decreased $9.8 million to $12.8 million or 19.6% of net sales from $22.5 million or 16.2% of net sales for the comparable period last year. The decline in selling and administrative expenses was primarily the result of a reduction in sales commission expenses, reduced discretionary spending and a reduction in workforce.

OTHER INCOME (EXPENSE), NET. Other income, net, for the three months ended September 30, 2001 and first six months of fiscal 2002 decreased $451,000 and $512,000, respectively, over the comparable periods last year. These decreases were primarily attributable to a decline in interest income as a result of lower interest rates.

CREDIT FOR INCOME TAXES. The credit for income taxes has been recorded based on the current estimate of our effective tax rate of 33%. This rate differs from the statutory federal income tax rate primarily because of state and federal tax credits. The current estimate of our effective tax rate may be modified based on future operating results.

BUSINESS SEGMENTS

The table below displays net sales and operating income by business segment for the periods indicated.

                                                          THREE MONTH                       SIX MONTH
                                                         PERIODS ENDED                    PERIODS ENDED
                                                   --------------------------        ------------------------
                                                    SEPT. 30,         OCT. 1,        SEPT. 30,        OCT. 1,
                                                      2001             2000            2001            2000
                                                   ----------        --------        ---------      ---------
                                                                         (in thousands)
NET SALES
Semiconductor Products...........................    $26,809          $60,970        $ 52,991         $113,930
Ceramic Products.................................      6,192           12,231          12,231           24,959
                                                     -------          -------        --------         --------
                                                     $33,001          $73,201        $ 65,222         $138,889
                                                     =======          =======        ========         ========
OPERATING (LOSS) INCOME
Semiconductor Products...........................    $(5,309)         $11,956        $(12,305)        $ 19,834
Ceramic Products.................................        (17)           2,138            (736)           4,215
                                                     -------          -------         -------         --------
                                                     $(5,326)         $14,094        $(13,041)        $ 24,049
                                                     =======          =======        ========         ========

SEMICONDUCTOR PRODUCTS. Net sales for the Semiconductor Products segment decreased 56.0% to $26.8 million for the three months ended September 30, 2001 from $61.0 million for the same period last year. For the first six months of fiscal 2002, net sales for the Semiconductor Products segment decreased 53.5% to $53.0 million from $113.9 million for the same period last year. The decrease was primarily attributable to a downturn in both of our targeted markets, wireless communications and broadband.

Operating (loss) income for the Semiconductor Products segment decreased to an operating loss of $5.3 million and $12.3 million, respectively, for the three months ended September 30, 2001 and the first six months of fiscal 2002 compared

Alpha Industries, Inc. and Subsidiaries


to operating income of $12.0 million and $19.8 million, respectively, for the comparable periods last year. The decline was primarily the result of lower revenue generated during the three months ended September 30, 2001 and first six months of fiscal 2002 when compared to the same periods last year.

CERAMIC PRODUCTS. Net sales for the Ceramic Products segment for the three months ended September 30, 2001 decreased 49.4% to $6.2 million from $12.2 million for the same period last year. For the first six months of fiscal 2002, net sales for the Ceramic Products segment decreased 51.0% to $12.2 million from $25.0 million for the same period last year. The decline was primarily attributable to a downturn in the wireless infrastructure and broadband markets.

Operating (loss) income for the Ceramic Products segment decreased to an operating loss of $17,000 and $736,000, respectively, for the three months ended September 30, 2001 and the first six months of fiscal 2002 compared to operating income of $2.1 million and $4.2 million, respectively, for the comparable periods last year. The decline was primarily the result of lower revenue generated during the three months ended September 30, 2001 and first six months of fiscal 2002 when compared to the same periods last year.


FINANCIAL CONDITION

At September 30, 2001, working capital totaled $179.8 million and included $145.5 million in cash, cash equivalents and short-term investments. Annualized inventory turns for the six months ended September 30, 2001 decreased to 8.3, compared to 9.4 for the comparable period last year. Additionally, days sales outstanding for the six months ended September 30, 2001 increased to 69 days compared to 66 days for the comparable period last year. We continued to manage our working capital during the downturn in the wireless communications and broadband markets. We reduced inventory levels and managed our investment in capital expenditures, while maintaining our commitment to investment in research and development and maintaining our manufacturing capability.

Capital expenditures for the six months ended September 30, 2001 totaled $21.0 million. Of the $21.0 million, approximately $19.5 million related to the Semiconductor Products segment as we continued our investment in major capital initiatives in the semiconductor gallium arsenide (GaAs) wafer fabrication operation and the integrated circuit (IC) and discrete semiconductor assembly and test areas. We are creating a GaAs IC production line that will allow the manufacture of product on six-inch wafers. We expect to complete this project within eighteen months at an estimated cost of approximately $30 million. Once this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires. Improvements in manufacturing capabilities at our ceramics facilities accounted for approximately $1.5 million.

We believe that anticipated cash from operations, available funds, including the net proceeds from our fiscal 2000 stock offering, and borrowings under our revolving credit agreement, will be adequate to fund our currently planned working capital and capital expenditure requirements, at least through fiscal 2002.

                                         Alpha Industries, Inc. and Subsidiaries

OTHER MATTERS

Safe Harbor Statement - Except for the historical information contained herein, this report contains forward-looking statements that reflect our current intentions, expectations and predictions of future results, accomplishments and other matters, all of which are inherently subject to risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, based on various factors. Such factors include, but are not limited to: variations in projected financial results for fiscal year 2002 and the remaining quarters of fiscal year 2002, expected benefits from and timing and success of our product development efforts, our ability to generate increased dollar content per platform, successful participation in new data services such as 3G, GPRS and 2.5G, the timing and extent of recovery in the infrastructure, broadband and wireless markets, the success of our various strategic relationships, our success in penetrating new markets, cancellation or postponement of customer orders, inability to predict customer orders, the disproportionate impact of our business relationships with our larger customers, erosion of selling prices or margins, modification of our plans or intentions, and market developments, competitive pressures and changes in economic conditions that vary from our expectations. Additional information on these and other factors that may cause actual results and our performance to differ materially is included in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the year ended April 1, 2001 and subsequently filed Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstance on which any such statement is based.

Alpha Industries, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) On September 10, 2001, Alpha Industries, Inc. held its Annual Meeting of Stockholders.

     (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

     (c) A proposal to elect Timothy R. Furey, George S. Kariotis and David J. McLachlan as Class 3 Directors to hold office for a three-year term until the 2004 Annual Meeting of Stockholders and until their successors have been duly elected and qualified was approved with the following vote: Mr. Furey 39,472,696 for and 76,608 withheld, Mr. Kariotis 39,469,832 for and 79,472 withheld and Mr. McLachlan 39,472,696 for and 76,608 withheld.

          A proposal to approve the Directors' 2001 Stock Option Plan was approved with the following vote: 27,313,357 for, 12,187,024 against and 48,923 abstained.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (10) Material Contracts

               (n)  Alpha Industries, Inc. Directors' 2001 Stock Option Plan.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 2001.

                                         Alpha Industries, Inc. and Subsidiaries

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: NOVEMBER 9, 2001                  ALPHA INDUSTRIES, INC. AND SUBSIDIARIES
                                        ---------------------------------------
                                                       Registrant



                                        /s/ David J. Aldrich
                                        ---------------------------------------
                                        David J. Aldrich
                                        Chief Executive Officer
                                        President
                                        Director




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

10.n           Alpha Industries, Inc. Directors' 2001 Stock Option Plan.