Form 10-Q
period 2001-12-30
ALPHA INDUSTRIES INC
filed 2002-02-13
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2001

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


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ _ ] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                         OUTSTANDING AT JANUARY 27,2002
                  -----                         ------------------------------
 COMMON STOCK, PAR VALUE $.25 PER SHARE                   44,227,173

                                         Alpha Industries, Inc. and Subsidiaries


                                TABLE OF CONTENTS
================================================================================

                                                                                                      PAGE
PART 1          FINANCIAL INFORMATION

      Item 1 - Financial Statements

           Consolidated Balance Sheets - December 30, 2001 (Unaudited) and April 1, 2001...........     3

           Consolidated Statements of Operations - Three Month and Nine Month Periods Ended
           December 30, 2001 and December 31, 2000 (Unaudited)......................................    4

           Consolidated Statements of Cash Flows - Nine Month Periods Ended
           December 30, 2001 and December 31, 2000 (Unaudited)......................................    5

           Notes to Interim Consolidated Financial Statements.......................................    6

      Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................................    9

PART 2          OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K.....................................................    14

================================================================================

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                                                      DEC. 30,          APRIL 1,
                                                                                                        2001              2001
                                                                                                     (UNAUDITED)
===================================================================================================================================
ASSETS
    Current assets
           Cash and cash equivalents............................................................  $       45,888     $      68,802
           Short-term investments (note 2)......................................................          83,622            84,982
           Accounts receivable, trade, less allowance for doubtful
                 accounts of $1,046 and $921....................................................          27,112            36,984
           Inventories (note 3)................................................................           10,223            15,661
           Prepayments and other current assets.................................................           4,848             3,169
           Prepaid income taxes.................................................................           5,951               735
           Deferred income taxes................................................................           8,599             9,668
                                                                                                  --------------     -------------
                     Total current assets.......................................................         186,243           220,001
                                                                                                  --------------     -------------
    Property, plant and equipment, less accumulated depreciation and
           amortization of $93,270 and $78,247..................................................         131,359           114,196
    Other assets................................................................................           7,302             2,822
                                                                                                  --------------     -------------
                     Total assets................................................................ $      324,904     $     337,019
                                                                                                  ==============     =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
           Current maturities of long-term debt.................................................  $          129     $         129
           Accounts payable.....................................................................          12,185            20,820
           Accrued liabilities
             Payroll and related expenses.......................................................           4,123             7,283
             Other accrued liabilities..........................................................           3,327             3,481
                                                                                                  --------------     -------------
                     Total current liabilities..................................................          19,764            31,713
                                                                                                  --------------     -------------
    Long-term debt, less current maturities.....................................................             139               235
    Other long-term liabilities.................................................................           2,461             2,081
    Deferred income taxes.......................................................................           2,742             3,812
                                                                                                  --------------     -------------
                     Total liabilities..........................................................          25,106            37,841
                                                                                                  --------------     -------------

    Commitments and contingencies (note 6)
    Stockholders' equity
           Common stock par value $.25 per share: authorized
             100,000,000 shares; issued 44,184,177 and 43,520,880 shares........................          11,046            10,880
           Additional paid-in capital...........................................................         231,360           221,147
           Retained earnings....................................................................          57,392           67,179
           Less - Treasury shares of  --- and 26,539 at cost....................................             ---                28
                                                                                                  --------------     -------------
                     Total stockholders' equity.................................................         299,798           299,178
                                                                                                  --------------     -------------
                     Total liabilities and stockholders' equity.................................  $      324,904     $     337,019
                                                                                                  ==============     =============
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                         Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                                           THREE MONTH                        NINE MONTH
                                                                          PERIODS ENDED                      PERIODS ENDED
                                                                     DEC. 30,        DEC. 31,          DEC. 30,        DEC. 31,
                                                                       2001            2000              2001            2000
================================================================================================================================
    Net sales................................................     $     33,090     $    78,684       $    98,312      $217,573
      Cost of sales..........................................           21,935          42,326            67,718       117,930
      Research and development expenses......................            9,557           9,534            29,266        26,243
      Selling and administrative expenses....................            5,546          11,405            18,317        32,146
       Merger-related expenses...............................            2,128             ---             2,128         1,786
                                                                  ------------     -----------       -----------      --------
    Operating (loss) income..................................           (6,076)         15,419           (19,117)       39,468
    Interest expense.........................................               (7)            (16)              (36)          (54)
    Interest income and other, net...........................            1,188           2,143             4,546         6,022
                                                                  ------------     -----------       -----------      --------
    (Loss) income before income taxes........................           (4,895)         17,546           (14,607)       45,436
    (Benefit) provision for income taxes.....................           (1,615)          5,966            (4,820)       15,448
                                                                  -------------    -----------       -----------      --------
    Net (loss) income........................................     $     (3,280)    $    11,580       $    (9,787)     $ 29,988
                                                                  =============    ===========       ===========      ========
    Basic (loss) earnings per share..........................     $      (0.07)    $      0.27       $     (0.22)     $   0.70
                                                                  =============    ===========       ===========      ========
    Diluted (loss) earnings per share........................     $      (0.07)    $      0.26       $     (0.22)     $   0.67
                                                                  =============    ===========       ===========      ========

    Shares used in computing:
    Basic (loss) earnings per share..........................           44,162          43,147            43,933        42,882
                                                                  ============     ===========       ===========      ========
    Diluted (loss) earnings per share........................           44,162          44,784            43,933        44,760
                                                                  ============     ===========       ===========      ========
================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Alpha Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                                       NINE MONTH PERIODS ENDED
                                                                                                      DEC. 30,          DEC. 31,
                                                                                                        2001              2000
===================================================================================================================================
    CASH PROVIDED BY OPERATIONS:
      Net (loss) income...........................................................................    $   (9,787)      $   29,988
      Adjustments to reconcile net (loss) income to net cash provided by operations:
        Depreciation and amortization of property, plant and equipment............................        15,532           11,492
        Net gain on sale of property, plant and equipment.........................................           (59)             (28)
        Deferred income taxes.....................................................................            (1)             ---
        Increase (decrease) in other long-term liabilities........................................           380              (33)
        (Increase) decrease in other assets.......................................................        (4,480)              66
        Changes in operating assets and liabilities:
          Accounts receivable ....................................................................         9,872          (18,719)
          Inventories.............................................................................         5,438           (4,576)
          Prepayments and other current assets....................................................        (6,895)          (5,514)
          Accounts payable........................................................................        (8,635)          (2,243)
          Other accrued liabilities and expenses..................................................         2,802           20,467
                                                                                                      ----------       ----------
            Net cash provided by operations.......................................................         4,167           30,900
                                                                                                      ----------       ----------
    CASH USED IN INVESTING:
         Additions to property, plant and equipment...............................................       (32,779)         (38,140)
         Proceeds from sale of property, plant and equipment......................................           143               28
         Purchases of short-term investments......................................................      (110,990)         (94,257)
         Maturities of short-term investments.....................................................       112,350          104,620
                                                                                                      ----------       ----------
            Net cash used in investing............................................................       (31,276)         (27,749)
                                                                                                      ----------       ----------
    CASH PROVIDED BY FINANCING:
      Payments on long-term debt..................................................................           (96)          (2,960)
      Proceeds from sale of stock.................................................................           366              238
      Exercise of stock options...................................................................         3,925            6,356
                                                                                                      ----------       ----------
            Net cash provided by financing........................................................         4,195            3,634
                                                                                                      ----------       ----------
    Net (decrease) increase in cash and cash equivalents..........................................       (22,914)           6,785
    Cash and cash equivalents, beginning of period................................................        68,802           23,219
                                                                                                      ----------       ----------
    Cash and cash equivalents, end of period......................................................    $   45,888       $   30,004
                                                                                                      ==========       ==========

===================================================================================================================================

Supplemental cash flow disclosures:
              Cash paid for income taxes..........................................................    $      145       $   1,854
                                                                                                      ==========       =========
              Cash paid for interest..............................................................    $       34       $      51
                                                                                                      ==========       =========

Supplemental disclosure of non-cash operating activities:
             Tax benefit associated with the exercise of stock options............................    $    4,878       $  16,150
                                                                                                      ==========       =========
             Compensation expense related to stock options........................................    $       89       $     137
                                                                                                      ==========       =========
             Contribution of treasury shares to Savings and Retirement Plan.......................    $      423       $   1,077
                                                                                                      ==========       =========
             Contribution of common shares to Savings and Retirement Plan.........................    $      726             ---
                                                                                                      ==========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                                         Alpha Industries, Inc. and Subsidiaries


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1          BASIS OF PRESENTATION

The interim financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under accounting principles generally accepted in the United States of America because certain footnote information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.


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

NOTE 3          INVENTORIES

                                                                                       DEC. 30,           APRIL 1,
    Inventories consist of the following:                                                2001               2001
   ==================================================================================================================
                                                                                            (in thousands)
      Raw materials.............................................................    $     3,793           $    5,187
      Work-in-process...........................................................          4,434                7,868
      Finished goods............................................................          1,996                2,606
                                                                                    -----------           ----------
                                                                                    $    10,223           $   15,661
                                                                                    ===========           ==========

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

Alpha Industries, Inc. and Subsidiaries

(UNAUDITED)

NOTE 4 SEGMENT INFORMATION (CONTINUED)

The table below presents selected financial data by business segment for the periods indicated.


                                                              THREE MONTH                              NINE MONTH
                                                             PERIODS ENDED                            PERIODS ENDED
                                                  ------------------------------------     ---------------------------------
                                                      DEC. 30,            DEC. 31,            DEC. 30,            DEC. 31,
                                                        2001                2000                2001                2000
                                                  ----------------     ---------------     ---------------      ------------
                                                                                 (in thousands)
Net Sales
---------
Semiconductor Products..........................  $       26,463       $       65,866      $       79,454       $    179,796
Ceramic Products................................           6,627               12,818              18,858             37,777
                                                  --------------       --------------      --------------       ------------
                                                  $       33,090       $       78,684      $       98,312       $    217,573
                                                  ==============       ==============      ==============       ============

Operating (Loss) Income
-----------------------
Semiconductor Products..........................  $       (4,238)      $       13,179       $     (16,543)      $     34,799
Ceramic Products................................             290                2,240                (446)             6,455
Merger-related expenses.........................          (2,128)                 ---              (2,128)            (1,786)
                                                  --------------       --------------       --------------      ------------
                                                  $       (6,076)      $       15,419       $     (19,117)      $     39,468
                                                  ==============       ==============       ==============      ============

                                                                                              DEC. 30,             APRIL 1,
                                                                                                2001                 2001
                                                                                           ---------------      ------------
                                                                                                      (in thousands)
Net Long-Lived Assets
---------------------
Semiconductor Products..............................................................       $      115,289       $     97,568
Ceramic Products....................................................................               16,070             16,628
                                                                                           --------------       ------------
                                                                                           $      131,359       $    114,196
                                                                                           ==============       ============
Total Assets
------------
Semiconductor Products..............................................................       $      143,058       $    138,614
Ceramic Products....................................................................               26,626             29,217
Corporate     ......................................................................              155,220            169,188
                                                                                           --------------       ------------
                                                                                           $      324,904       $    337,019
                                                                                           ==============       ============

                                                                                                NINE MONTH PERIODS ENDED
                                                                                           ---------------------------------
                                                                                              DEC. 30,            DEC. 31,
                                                                                                2001               2000
                                                                                           --------------       ------------
                                                                                                      (in thousands)
Total Capital Expenditures
--------------------------
Semiconductor Products.............................................................        $       31,078       $     33,360
Ceramic Products...................................................................                 1,701              4,780
                                                                                           --------------       ------------
                                                                                           $       32,779       $     38,140
                                                                                           ==============       ============


SIGNIFICANT CUSTOMERS

During the three months ended December 30, 2001, one customer accounted for approximately 34% of the Company's net sales. During the three months ended December 31, 2000, two customers accounted for approximately 27% and 10%, respectively, of the Company's net sales. For the nine months ended December 30, 2001, one customer accounted for approximately 32% of the Company's net sales. For the nine months ended December 31, 2000, two customers accounted for approximately 28% and 13%, respectively, of the Company's net sales. As of December 30, 2001 and April 1, 2001, one customer accounted for approximately 29% and 16%, respectively, of the Company's gross accounts receivable.

                                         Alpha Industries, Inc. and Subsidiaries

(UNAUDITED)

NOTE 5          EARNINGS PER SHARE

A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted (loss) earnings per share for the three month and nine month periods ended December 30, 2001 and December 31, 2000 is as follows:

                                                                  THREE MONTH                              NINE MONTH
                                                                 PERIODS ENDED                            PERIODS ENDED
                                                     --------------------------------------    ------------------------------------
                                                         DEC. 30,             DEC. 31,             DEC. 30,            DEC. 31,
                                                           2001                 2000                 2001                2000
                                                      ----------------     ----------------    ----------------     ---------------
                                                                                      (in thousands)
Weighted average shares (basic)....................        44,162                43,147              43,933               42,882

Effect of dilutive stock options...................           ---                 1,637                 ---                1,878
                                                         --------             ---------           ---------            ---------

Weighted average shares (diluted)..................        44,162                44,784              43,933               44,760
                                                         ========             =========           =========            =========

For the periods ended December 30, 2001 and December 31, 2000, options to purchase approximately 6.6 million and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because their effect would have been antidilutive.

NOTE 6          COMMITMENTS AND CONTINGENCIES

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no material additional liability to the Company.

NOTE 7          MERGER WITH CONEXANT SYSTEMS, INC.'S WIRELESS BUSINESS

On December 16, 2001, the Company, Conexant Systems, Inc. (Conexant) and Washington Sub, Inc., a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Company. Under the terms of the agreement, Conexant will spin off its wireless business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into the Company with the Company as the surviving company in the merger. Immediately after the merger, the Company will have approximately 140 million fully diluted shares outstanding, with current shareholders of the Company owning approximately 33 percent and current shareholders of Conexant owning approximately 67 percent of the Company's outstanding shares on a fully diluted basis.

The merger is to be accounted for as a reverse acquisition whereby Conexant is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company as of the announcement date. Purchase accounting will be performed on Alpha based upon its fair market value for a reasonable period of time before and after the announcement date of the merger.

Upon completion of the merger, the Company will purchase Conexant's semiconductor assembly, module manufacturing and test facility, located in Mexicali, Mexico, and certain related operations, for $150 million. The Company will be exploring options for financing this purchase.

The boards of directors of both the Company and Conexant have approved the definitive agreement. Completion of the proposed merger is subject to regulatory approvals, receipt of a ruling by the IRS that the Conexant wireless business spin-off qualifies as tax-free, a Company shareholder vote to approve the merger, and satisfaction of all other closing conditions. The proposed merger is expected to be completed in the second quarter of calendar year 2002.

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

             MERGER WITH CONEXANT SYSTEMS, INC.'S WIRELESS BUSINESS

On December 16, 2001, the Company, Conexant Systems, Inc. (Conexant) and Washington Sub, Inc., a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Company. Under the terms of the agreement, Conexant will spin off its wireless business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into the Company with the Company as the surviving company in the merger. Immediately after the merger, the Company will have approximately 140 million fully diluted shares outstanding, with current shareholders of the Company owning approximately 33 percent and current shareholders of Conexant owning approximately 67 percent of the Company's outstanding shares on a fully diluted basis.

The merger is to be accounted for as a reverse acquisition whereby Conexant is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company as of the announcement date. Purchase accounting will be performed on Alpha based upon its fair market value for a reasonable period of time before and after the announcement date of the merger.

Upon completion of the merger, the Company will purchase Conexant's semiconductor assembly, module manufacturing and test facility, located in Mexicali, Mexico, and certain related operations, for $150 million. The Company will be exploring options for financing this purchase.

The boards of directors of both the Company and Conexant have approved the definitive agreement. Completion of the proposed merger is subject to regulatory approvals, receipt of a ruling by the IRS that the Conexant wireless business spin-off qualifies as tax-free, a Company shareholder vote to approve the merger, and satisfaction of all other closing conditions. The proposed merger is expected to be completed in the second quarter of calendar year 2002.

RESULTS OF OPERATIONS

The following table shows our statement of operations data as a percentage of sales for the periods indicated.

                                                               THREE MONTH                              NINE MONTH
                                                              PERIODS ENDED                            PERIODS ENDED
                                                     --------------------------------        ---------------------------------
                                                       DEC. 30,           DEC. 31,              DEC. 30,           DEC. 31,
                                                         2001               2000                  2001               2000
                                                     --------------     -------------        --------------     --------------
Net sales..........................................      100.0%            100.0%                 100.0%            100.0%
Cost of sales .....................................       66.3              53.8                   68.9              54.2
                                                     ---------          --------              ---------          --------
Gross margin.......................................       33.7              46.2                   31.1              45.8
Research and development expenses..................       28.9              12.1                   29.8              12.1
Selling and administrative expenses................       16.8              14.5                   18.6              14.8
Merger-related expenses...........................         6.4               ---                    2.2               0.8
                                                     ---------          --------              ---------          --------
Operating (loss) income............................      (18.4)             19.6                  (19.4)             18.1
Other income, net..................................        3.6               2.7                    4.6               2.7
                                                     ---------          --------              ---------          --------
(Loss) income before income taxes..................      (14.8)             22.3                  (14.9)             20.9
(Benefit) provision for income taxes...............       (4.9)              7.6                   (4.9)              7.1
                                                     ----------         --------              ----------         --------
Net (loss) income.................................        (9.9)%            14.7%                 (10.0)%            13.8%
                                                     ==========         ========              ==========         ========

NET SALES. Net sales decreased 57.9% to $33.1 million for the three months ended December 30, 2001 from $78.7 million for the same period last year. For the first nine months of fiscal 2002, net sales decreased 54.8% to $98.3 million from $217.6 million for the first nine months of fiscal 2001. Orders decreased 66.5% to $25.6 million for the three months ended December 30, 2001, compared with $76.4 million for the same period last year. The decline in net sales and orders continues to be the result of a downturn in the wireless handset, wireless infrastructure and broadband markets. This downturn had a significant effect on both of our business segments: Semiconductor Products and Ceramic Products. Deliveries to one customer represented approximately 34% of our total net sales for the three months ended December 30, 2001 compared to two customers, which represented approximately 27% and 10%, respectively, of our total net sales for the same period last year. Deliveries to one customer represented approximately 32% of our total net sales for the first nine months of fiscal 2002 compared to two customers, which represented approximately 28% and 13%, respectively, of our total net sales for the comparable period last year.

GROSS PROFIT. Gross profit decreased 69.3% to $11.2 million or 33.7% of net sales for the three months ended December 30, 2001 from $36.4 million or 46.2% of net sales for the comparable period last year. For the first nine months of fiscal 2002, gross profit decreased 69.3% to $30.6 million or 31.1% of net sales compared with $99.6 million or 45.8% of net sales for the same period last year. This decline continues to be the result of the decrease in net sales and the resulting underutilization of manufacturing capacity.

                                         Alpha Industries, Inc. and Subsidiaries


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 0.2% to $9.6 million or 28.9% of net sales for the three months ended December 30, 2001 from $9.5 million or 12.1% of net sales for the comparable period last year. For the first nine months of fiscal 2002, research and development expenses increased 11.5% to $29.3 million or 29.8% of net sales from $26.2 million or 12.1% of net sales for the comparable period last year. The increase in research and development expenses continues to be the result of our commitment to design new products and processes and address new opportunities to meet our customers' demands. This sustained effort to meet our customers' changing product requirements is highlighted by our focus on the migration from individual chips to integrated radio frequency module solutions.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased 51.4% to $5.5 million or 16.8% of net sales for the three months ended December 30, 2001 from $11.4 million or 14.5% of net sales for the comparable period last year. For the nine months ended December 30, 2001, selling and administrative expenses decreased $13.8 million to $18.3 million or 18.6% of net sales from $32.1 million or 14.8% of net sales for the comparable period last year. The decline in selling and administrative expenses was primarily attributable to a reduction in workforce, reduced discretionary spending and a reduction in sales commission expenses.

During the three months and nine months ended December 30, 2001, we incurred approximately $2.1 million in merger-related expenses associated with our proposed merger with the wireless business of Conexant Systems, Inc. (Conexant), which was announced on December 17, 2001. During the nine months ended December 31, 2000, we incurred approximately $1.8 million in expenses associated with our acquisition of Network Device, Inc. (NDI), which was completed on April 24, 2000.

OTHER INCOME (EXPENSE), NET. Other income, net, for the three months and nine months ended December 30, 2001 decreased $946,000 and $1.5 million, respectively, over the comparable periods last year. These decreases were primarily attributable to a decline in interest income as a result of lower interest rates.

BENEFIT FOR INCOME TAXES. The benefit for income taxes has been recorded based on the current estimate of our effective tax rate of 33%. This rate differs from the statutory federal income tax rate primarily because of state and federal tax credits. Our effective tax rate for the full fiscal year may be modified based on future operating results.

BUSINESS SEGMENTS

The table below displays net sales and operating income by business segment for the periods indicated. Merger related expenses which, are not related to a specific business segment, are illustrated separately below.

                                                         THREE MONTH                           NINE MONTH
                                                        PERIODS ENDED                         PERIODS ENDED
                                                 ------------------------------     ----------------------------------
                                                    DEC. 30,         DEC. 31,           DEC. 30,            DEC. 31,
                                                      2001            2000                2001                2000
                                                 -------------    -------------     --------------     ---------------
                                                                          (in thousands)
  Net sales
  ---------
  Semiconductor Products.......................  $     26,463     $     65,866      $      79,454      $      179,796
  Ceramic Products.............................         6,627           12,818             18,858              37,777
                                                 ------------     ------------      -------------      --------------
                                                 $     33,090     $     78,684      $      98,312      $      217,573
                                                 ============     ============      =============      ==============

  Operating (Loss) Income
  -----------------------
  Semiconductor Products.......................  $    (4,238)     $     13,179      $     (16,543)     $       34,799
  Ceramic Products.............................          290             2,240               (446)              6,455
  Merger-related expenses......................       (2,128)              ---             (2,128)             (1,786)
                                                 ------------     ------------      -------------      --------------
                                                 $    (6,076)     $     15,419      $     (19,117)     $       39,468
                                                 ============     ============      =============      ==============

Alpha Industries, Inc. and Subsidiaries


SEMICONDUCTOR PRODUCTS. Net sales for the Semiconductor Products segment decreased 59.8% to $26.5 million for the three months ended December 30, 2001 from $65.9 million for the same period last year. For the first nine months of fiscal 2002, net sales for the Semiconductor Products segment decreased 55.8% to $79.5 million from $179.8 million for the same period last year. The decrease was primarily attributable to a downturn in both of our targeted markets, wireless communications and broadband.

Operating (loss) income for the Semiconductor Products segment decreased to an operating loss of $4.2 million and $16.5 million, respectively, for the three months and nine months ended December 30, 2001 compared to operating income of $13.2 million and $34.8 million, respectively, for the comparable periods last year. The decline was primarily the result of lower revenue, underutilization of capacity and the continued investment in research and development during the three months ended December 30, 2001 and first nine months of fiscal 2002 when compared to the same periods last year.

CERAMIC PRODUCTS. Net sales for the Ceramic Products segment for the three months ended December 30, 2001 decreased 48.3% to $6.6 million from $12.8 million for the same period last year. For the first nine months of fiscal 2002, net sales for the Ceramic Products segment decreased 50.1% to $18.9 million from $37.8 million for the same period last year. The decline was primarily attributable to a downturn in the wireless infrastructure and broadband markets.

Operating income for the Ceramic Products segment for the three months ended December 30, 2001 decreased 87.1% to $290,000 from $2.2 million for the same period last year. For the first nine months of fiscal 2002, operating (loss) income for the Ceramic Products segment decreased to an operating loss of $446,000 compared to operating income of $6.5 million for the comparable period last year. The decline was primarily the result of lower revenue generated during the three months ended December 30, 2001 and first nine months of fiscal 2002 when compared to the same periods last year.

MERGER-RELATED EXPENSES

During the three months and nine months ended December 30, 2001, we incurred approximately $2.1 million in merger-related expenses associated with our proposed merger with Conexant's wireless business, which was announced on December 17, 2001. During the nine months ended December 31, 2000, we incurred approximately $1.8 million in expenses associated with our acquisition of NDI, which was completed on April 24, 2000.

FINANCIAL CONDITION

At December 30, 2001, working capital totaled $166.5 million and included $129.5 million in cash, cash equivalents and short-term investments. Annualized inventory turns for the nine months ended December 30, 2001 decreased to 8.8, compared to 9.5 for the comparable period last year. Additionally, days sales outstanding included in accounts receivable for the nine months ended December 30, 2001 increased to 75 days compared to 66 days for the comparable period last year. We continued to manage our working capital during the downturn in the wireless communications and broadband markets. We reduced inventory levels and managed our investment in capital expenditures, while maintaining our commitment to investment in research and development and maintaining our manufacturing capability.

Capital expenditures for the nine months ended December 30, 2001 totaled $32.8 million. Of the $32.8 million, approximately $31.1 million related to the Semiconductor Products segment as we continued our investment in major capital initiatives in the semiconductor gallium arsenide (GaAs) wafer fabrication operation and the integrated circuit (IC) and discrete semiconductor assembly and test areas. We are creating a GaAs IC production line that will allow the manufacture of product on six-inch wafers. As of December 30, 2001, we have spent approximately $25 million on this production line and we expect to complete this project within twelve months at an estimated cost of approximately $30 million. Once this new six-inch wafer production line is in operation, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires. Improvements in manufacturing capabilities at our ceramics facilities accounted for approximately $1.7 million.

                                         Alpha Industries, Inc. and Subsidiaries


We believe that anticipated cash from operations and available funds, including the net proceeds from our fiscal 2000 stock offering, will be adequate to fund our currently planned working capital and capital expenditure requirements, at least through fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangibles" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company has adopted the provisions of SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company is required to adopt SFAS 144 effective April 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

OTHER MATTERS

Safe Harbor Statement - Except for the historical information, this report contains forward-looking statements. These statements reflect our current expectations and predictions of future results, accomplishments and other matters, all of which are inherently subject to risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, based on various factors. Such factors include, but are not limited to: variations in projected financial results for the fourth quarter of fiscal year 2002 and fiscal year 2002, expected benefit, timing and success of our product development efforts, our ability to maintain and improve product yields, to participate in new wireless interface standards and applications, and to develop and market new products and technologies, the timing and extent of recovery in the infrastructure, broadband and wireless markets, the success of our various strategic relationships, our ability to predict customer orders, the disproportionate impact of our business relationships with our larger customers, erosion of selling prices or margins, modification of our plans or intentions, and market developments, competitive pressures and changes in economic conditions that vary from our expectations. Furthermore, additional factors relate to our proposed merger with the wireless communications business of Conexant Systems, Inc., including but not limited to the following: the expected benefits and timing of the merger, our ability to successfully integrate the merged businesses, operations, personnel and customers, and our ability to accurately forecast the financial results and prospects of the post-merger enterprise. Additional information on these and other factors that may cause actual results and our performance to differ materially is included in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to our Form 10-K for the year ended April 1, 2001 and subsequently filed Forms 10-Q and Form 8-K. Copies may be obtained by contacting the Company or the SEC. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstance on which any such statement is based.

Alpha Industries, Inc. and Subsidiaries


                           PART II - OTHER INFORMATION


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

        (2)  Plan of acquisition, reorganization, arrangement, liquidation or succession

             b) Agreement and Plan of Reorganization dated as of December 16, 2001 by and among Conexant
                Systems, Inc., Washington Sub, Inc. and Alpha Industries, Inc. (excluding exhibits). (1)

             c) Contribution and Distribution Agreement dated as of December 16, 2001 by and between
                Conexant Systems, Inc. and Washington Sub, Inc. (excluding exhibits). (1)

             d) Mexican Stock and Asset Purchase Agreement dated as of December 16, 2001 by and between
                Conexant Systems, Inc. and Alpha Industries, Inc. (excluding exhibits). (1)

             e) U.S. Asset Purchase Agreement dated as of December 16, 2001 by and between Conexant
                Systems, Inc. and Alpha Industries, Inc. (excluding exhibits). (1)


   (b)  Reports on Form 8-K

             On December 19, 2001, a Form 8-K was filed stating that the Company entered into an Agreement and Plan of Reorganization dated as of December 16, 2001 with Conexant Systems, Inc. and
             Washington Sub, Inc., a wholly-owned subsidiary of Conexant.



(1) Incorporated by reference to the exhibits filed with our Form 8-K dated December 16, 2001.

                                         Alpha Industries, Inc. and Subsidiaries


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 8, 2002

                     Alpha Industries, Inc. and Subsidiaries
                     ---------------------------------------
                                   Registrant


                /s/ David J. Aldrich
                --------------------------------------
                David J. Aldrich
                Chief Executive Officer
                President
                Director




                /s/ Paul E. Vincent
                --------------------------------------
                Paul E. Vincent
                Chief Financial Officer
                Principal Financial Officer
                Principal Accounting Officer
                Secretary