Form 10-K
period 2002-03-31
SKYWORKS SOLUTIONS INC
filed 2002-07-02
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

         Yes X     No
            ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant at May 26, 2002 was approximately $510 million.

The number of shares of Common Stock outstanding at May 26, 2002 was 44,291,135.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    The Exhibit Index is located on page 59.
                               Page 1 of 64 pages.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                     PART I

ITEM 1    BUSINESS

OVERVIEW

Alpha Industries, Inc., a Delaware corporation, manufactures and markets proprietary radio frequency and microwave integrated circuit products and solutions primarily for wireless communications. Our products include modules, integrated circuits and discrete components, as well as components based on electrical ceramic and ferrite technology. The primary applications for our products are wireless handsets and wireless base station equipment, together with wireless local area network, wide area network and local loop applications.

PRODUCTS AND APPLICATIONS

We offer a broad array of products, including gallium arsenide semiconductor integrated circuit switches, controls and power amplifiers, silicon discrete semiconductors, ceramic-based components and multi-chip modules. A typical wireless handset contains radio frequency and baseband components. We are focused on providing radio frequency components that convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received. See Note 10 of Item 7 of this Form 10-K for tabular disclosure of selected financial data by business segment.

POWER AMPLIFIERS. Wireless communications systems require amplification to transmit and receive signals. The power amplifier gives the radio signal the energy to travel farther. The power efficiency of gallium arsenide semiconductor based power amplifiers offer superior performance to silicon solutions. We have been an innovator of gallium arsenide semiconductor based power amplifier products. We were the first merchant semiconductor company to offer a three-volt, high-efficiency power amplifier integrated circuit based on pseudomorphic high electron mobility transistor process, or PHEMT, for the GSM wireless standard operating at three different frequencies. We were also the first merchant semiconductor company to deliver a three-volt metal semiconductor field effect transistor, or MESFET, gallium arsenide semiconductor based power amplifier integrated circuit. Our power amplifier business is supported by our experience with gallium arsenide heterojunction bipolar transistor, or HBT, gallium arsenide PHEMT and gallium arsenide MESFET semiconductor processes.

INTEGRATED CIRCUIT SWITCHES AND CONTROLS. Switching and control functions route and adjust signal levels between the receiver and transmitter and other processing devices. The number of switching functions increases with the design complexity of the handset. Our gallium arsenide integrated circuit switches are used in handsets to provide lower signal loss and better signal isolation than comparable products. Our high-efficiency gallium arsenide switch integrated circuits integrate logic elements, making the circuits easier for our customers to use.

DISCRETE SEMICONDUCTORS. Discrete semiconductors, especially diodes, are used for signal tuning and switching functions in the handset. We draw on our microwave frequency and millimeter wave frequency experience to produce diodes with enhanced circuit performance. We manufacture these products in high volumes for several handset manufacturers.

MULTI-CHIP MODULES. Multi-chip modules combine semiconductor devices, such as integrated circuits and discrete semiconductors, in a single module-based platform. The result is an easy-to-manufacture solution that enables wireless manufacturers to reduce design complexity and dramatically shorten their product development cycle.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CERAMIC PRODUCTS. Our ceramic products play a critical role in processing communications signals. Ceramic materials allow improved power efficiency and miniaturization in wireless communications infrastructure.

MARKETING AND DISTRIBUTION

We sell our products through independent manufacturers' representatives and distribution partners and through a direct sales staff. We also distribute our products through a global organization that is franchised throughout portions of the world, and through two organizations that focus primarily on the North American market. We maintain an internal marketing organization that is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications.

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

RESEARCH AND DEVELOPMENT

Our products and markets are subject to continued technological advances. Recognizing this, we maintain a high level of research and development activities to remain competitive in certain areas and to be an industry leader in other areas. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. We are focusing our development efforts on new products, design tools and manufacturing processes in our semiconductor products segment using our core technologies.

Our R&D expenditures for fiscal 2002, 2001 and 2000 were $41.6 million, $36.0 million and $25.3 million, respectively.

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

CUSTOMERS

During fiscal year 2002, one customer accounted for 31% of the Company's total net sales. During fiscal year 2001, two customers accounted for 26% and 11%, respectively of the Company's total sales. In fiscal 2000, one customer accounted for 34% of the Company's total net sales. In fiscal 2002, net sales to the Company's 15 largest customers accounted for 67% of total net sales. In fiscal 2001 and fiscal 2000, net

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

sales to the Company's 15 largest customers accounted for 69% and 65%, respectively, of total net sales. As of March 31, 2002 and April 1, 2001, one customer accounted for approximately 25% and 16%, respectively, of the Company's gross accounts receivable.

COMPETITIVE CONDITIONS

We compete on the basis of price, performance, quality, reliability, size, ability to meet delivery requirements and customer service and support. However, we experience intense competition worldwide from a number of multinational companies that offer a variety of competitive products and broader product lines, and which have substantially greater financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We also face competition from a number of smaller companies. In addition, our customers, particularly our largest customers, may have or could acquire the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by us. See Note 10 of Item 7 of this Form 10-K for tabular disclosure of selected financial data by business segment.

PATENTS AND TRADEMARKS

We own certain patents and have other patent applications under preparation or pending. However, we believe that our technological position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

BACKLOG

Our policy is to book only the next three months of commercial orders consistent with customer short-term requirements. Many commercial orders cover substantially more than three months of performance, but such orders can be easily modified or canceled by the customer and we believe it is a better practice to limit bookings in this manner. On this basis, we believe all orders in our backlog to be firm. However, current market conditions make predictions about future operations particularly difficult. While we believe all orders in our backlog to be firm, our operating results have been materially and adversely affected in the past by deferral and cancellation of orders as a result of changes in customer requirements.

We have backlog of undelivered orders on March 31, 2002 of approximately $20.6 million compared with $38.7 million on April 1, 2001.

ENVIRONMENTAL REGULATIONS

In our opinion, compliance with federal, state, and local environmental protection regulations does not and will not have a material effect on our capital expenditures, earnings and competitive position.

EMPLOYEES

As of March 31, 2002, we employed approximately 935 persons, compared with 1,120 persons as of April 1, 2001.

ITEM 2    PROPERTIES

The following information describes the major facilities we own and lease as of May 31, 2002. We believe we have adequate production capacity to meet our current business needs.

a) We own a 158,000 square foot building in Woburn, Massachusetts. This facility houses our primary gallium arsenide semiconductor integrated circuit fabrication facility and our corporate headquarters.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

b) We own a 125,000 square foot facility in Haverhill, Massachusetts. This facility was purchased in September 2000 and provides additional manufacturing and office space. Operations at this site include design engineering as well as gallium arsenide semiconductor integrated circuit, silicon semiconductor and multi-chip module assembly and testing.

c) We lease a 27,000 square foot building in Sunnyvale, California. This facility was acquired in April 2000 and houses our second gallium arsenide semiconductor integrated circuit fabrication facility. This facility is leased through October 1, 2007.

d) We own a 92,000 square foot facility in Adamstown, Maryland. This facility is occupied by a subsidiary, and is our primary electrical ceramic product manufacturing facility.

e) We lease a 33,000 square foot facility in Frederick, Maryland. This building is used to manufacture ceramic components, in including filters. This facility is leased through January 31, 2003.

We also maintain design centers Fremont, California and near Chicago, Illinois and regional sales support offices in England and Hong Kong.

ITEM 3    LEGAL PROCEEDINGS

From time to time various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against Alpha, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Alpha. Intellectual property disputes often have a risk of injunctive relief which, if imposed against Alpha, could materially and adversely affect the financial condition or results of operations of Alpha.

The Company and its subsidiary, Skyworks Solutions, Inc., are presently engaged in a lawsuit filed June 6, 2002 in the United States District Court for the Central District of California, Southern Division, by Skyworks Technologies, Inc., alleging trademark infringement and related claims, and seeking that Skyworks Solutions, Inc. and the Company cease use of the "Skyworks" name, and related relief and damages. The Company and its subsidiary, Skyworks Solutions, Inc. expect to file an answer to the plaintiff's complaint. We believe that this claim is without merit and intend to vigorously defend this action.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended March 31, 2002.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

In April 2000, we issued an aggregate 2.67 million shares of common stock to all shareholders of NDI in exchange for all outstanding shares of NDI, pursuant to an exemption from registration under Section 3 (a) (10) of the Securities Act of 1933, as amended.

Our common stock is traded on the NASDAQ National Market under the symbol AHAA. The number of stockholders of record as of May 31, 2002 was approximately 930.

We have not paid cash dividends on our common stock since fiscal 1986, and we do not anticipate paying cash dividends in the foreseeable future. Our current practice is to retain all of our earnings to finance future growth.

The following table sets forth high and low market prices for our common stock for the periods indicated.

                                            HIGH      LOW
------------------------------------------------------------
FISCAL YEAR ENDED MARCH 31, 2002:
    First quarter.......................   $29.70    $13.56
    Second quarter......................    40.36     18.72
    Third quarter.......................    30.05     16.55
    Fourth quarter......................    22.92     15.25

FISCAL YEAR ENDED APRIL 1, 2001:
    First quarter.......................   $63.88    $35.00
    Second quarter......................    50.44     32.00
    Third quarter.......................    54.00     24.75
    Fourth quarter......................    35.94     13.94
------------------------------------------------------------

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The following table sets forth information as of March 31, 2002 with respect to our compensation plans under which equity securities of Alpha Industries, Inc. are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------
           PLAN CATEGORY                 NUMBER OF       WEIGHTED AVERAGE         NUMBER OF
                                       SECURITIES TO     EXERCISE PRICE OF       SECURITIES
                                       BE ISSUED UPON       OUTSTANDING           REMAINING
                                        EXERCISE OF      OPTIONS, WARRANTS      AVAILABLE FOR
                                        OUTSTANDING         AND RIGHTS         FUTURE ISSUANCE
                                          OPTIONS,
                                        WARRANTS AND
                                           RIGHTS
----------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS:
----------------------------------------------------------------------------------------------
The 1986 Long-term Incentive Plan           111,554            $2.87                   --
----------------------------------------------------------------------------------------------
The 1996 Long-term Incentive Plan         1,709,617           $13.54              583,072
----------------------------------------------------------------------------------------------
The 1994 Non-Qualified Stock Option          90,000           $26.43                9,000
Plan
----------------------------------------------------------------------------------------------
The 1997 Non-Qualified Stock Option         174,000           $12.90                   --
Plan
----------------------------------------------------------------------------------------------
The Directors' 2001 Stock Option            105,000           $25.82              145,000
Plan
----------------------------------------------------------------------------------------------
The Employee Stock Purchase Plan                 --               --              174,303
----------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS:
----------------------------------------------------------------------------------------------
The 1999 Long-term Incentive Plan         4,412,988           $24.71            2,962,932
----------------------------------------------------------------------------------------------
Total                                     6,603,159           $21.18            3,700,004
----------------------------------------------------------------------------------------------


The purposes of the Alpha Industries, Inc. 1999 Employee Long-term Incentive Plan are (i) to provide long-term incentives and rewards to those employees of Alpha Industries, Inc. (the "Corporation") and its subsidiaries (if any), other than officers and non-employee Directors of the Corporation, who are in a position to contribute to the long-term success and growth of the Corporation and its subsidiaries, (ii) to assist the Corporation in retaining and attracting employees with requisite experience and ability, and (iii) to associate more closely the interests of such employees with those of the Corporation's stockholders. See Note 6 of Item 7 of this Form 10-K for a description of the material features of this plan.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 6   SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of March 31, 2002 and April 1, 2001 and for the fiscal years ended March 31, 2002, April 1, 2001 and April 2, 2000 has been derived from our audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of April 2, 2000, March 28, 1999 and March 29, 1998 and for the years ended March 28, 1999 and March 29, 1998 has been derived from our consolidated financial statements that are not included in this Annual Report on Form 10-K.

On April 24, 2000, we completed our acquisition of privately-held NDI. The acquisition has been accounted for as a pooling-of-interests and accordingly, all prior period consolidated financial data set forth below has been restated to include the combined results of operations, financial position and cash flows of NDI.

                                                                         FISCAL YEAR
                                                      2002       2001        2000       1999       1998
==========================================================================================================
(In thousands, except per share amounts
 and financial ratios)

RESULTS OF OPERATIONS
    Sales........................................  $ 126,502   $ 271,568   $186,402   $126,413   $116,881
    Net (loss) income............................    (18,286)     33,373     17,982     19,263     10,161
    Per share data:
      Net (loss) income basic....................  $   (0.42)  $    0.78   $   0.44   $   0.56   $   0.31
      Net (loss) income diluted..................  $   (0.42)  $    0.75   $   0.42   $   0.54   $   0.30
      Weighted average common shares basic.......     44,010      43,029     40,659     34,314     33,268
      Weighted average common shares diluted.....     44,010      44,752     42,822     35,406     34,088

FINANCIAL RATIOS:
    Return (based on net (loss) income):
      On sales...................................      -14.5%       12.3%       9.6%      15.2%       8.7%
      On average assets..........................       -5.6%       10.8%       9.0%      18.1%      12.4%
      On average equity..........................       -6.2%       12.3%      10.7%      23.3%      16.7%
    Current ratio................................       7.32        6.94       6.15       3.45       3.24
    Long-term debt to equity.....................       0.04%        0.1%       0.1%       0.8%       2.3%

FINANCIAL POSITION
    Working capital..............................  $ 136,323   $ 188,288   $170,357   $ 51,154   $ 38,620
    Additions to property, plant and equipment...     40,994      54,748     39,660     20,793     13,037
    Total assets.................................    316,119     337,019    281,024    120,683     92,524
    Long-term debt, less current installments....        106         235        345        713      1,625
    Stockholders' equity.........................    292,162     299,178    242,093     94,252     71,287

OTHER STATISTICS
    New orders (net of cancellations)............    108,300     254,600    203,500    126,500    121,100
    Backlog at year end..........................  $  20,600   $  38,700   $ 55,700   $ 36,900   $ 36,800
----------------------------------------------------------------------------------------------------------

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

The Semiconductor Products segment designs and manufactures gallium arsenide integrated circuits, other discrete semiconductors and multi-chip modules primarily for the global wireless communications and broadband markets. This segment represented 81% of our total sales in fiscal 2002.

The Ceramic Products segment designs and manufactures technical ceramic and magnetic products primarily for the global wireless infrastructure and broadband markets. This segment represented 19% of our total sales in fiscal 2002.

Our customers include leading OEMs in the wireless and broadband communications industry and their principal suppliers. During fiscal 2002, sales to our 15 largest customers accounted for 67% of our total sales. During that period, sales to Motorola accounted for 31% of total sales.

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

On December 16, 2001, the Company, Conexant Systems, Inc. (Conexant) and Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Company. Under the terms of the agreement, Conexant would spin off its wireless business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into the Company with the Company as the surviving company in the merger. This merger was completed on June 25, 2002. Following the merger, the Company changed its corporate name to Skyworks Solutions, Inc.

Immediately after the merger, the Company had approximately 140 million fully diluted shares outstanding, with current shareholders of the Company owning approximately 33 percent and current shareholders of Conexant owning approximately 67 percent of the Company's outstanding shares on a fully diluted basis.

The merger is to be accounted for as a reverse acquisition whereby Washington is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha is based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha will be allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. The historical carrying value of the assets, liabilities and stockholders' equity included in these financial statements may be revised significantly as a result of the merger transaction. Information regarding these changes is not available at this time.

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (the Mexicali operations) for $150 million. This purchase price was paid with short-term promissory notes delivered by the Company to Conexant, which are secured by all of the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

In addition, the combined company has incurred expenses and has assumed obligations as a result of this merger. The Company estimates that these expenses and obligations will require cash of approximately $80 million to $90 million and the issuance of a warrant to purchase approximately one million shares of the Company's common stock. These amounts are primarily associated with transaction and merger costs, deposits, and restructuring costs. The combined company will recognize a charge related to these expenses and obligations of approximately $20 to $30 million in the quarter ended June 28, 2002. These amounts represent the current estimates of management based on the information available at this time and are subject to change.

In addition to the short-term promissory notes related to the Company's purchase of the Mexicali operations, Conexant committed to make a short-term $100 million revolving loan facility available to the Company to fund the Company's working capital and other requirements. $75 million of this facility will be available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management's discussion and analysis of Alpha's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Alpha to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. The Company's shipping terms are customarily FOB shipping point. Provisions for product returns and allowances are recorded in the same period as the related revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

Inventories

The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Valuation of Deferred Income Taxes

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table shows our statement of operations data expressed as a percentage of sales for the periods indicated:

                                                       YEARS ENDED
                                          ---------------------------------
                                          MARCH 31,   APRIL 1,     APRIL 2,
                                            2002        2001         2000
                                          ---------   --------     --------
Net sales...............................   100.0%       100.0%      100.0%
Cost of sales...........................    70.8         55.8        56.6
                                          ------       ------       -----
Gross margin............................    29.2         44.2        43.4
Research and development expenses.......    32.9         13.3        13.6
Selling and administrative expenses.....    22.2         15.9        18.3
                                          ------       ------       -----
Operating (loss) income.................   (25.9)        15.0        11.5
Other income, net.......................     4.4          3.2         3.1
                                          ------       ------       -----
(Loss) income before income taxes.......   (21.6)        18.1        14.6
(Benefit) provision for income taxes....    (7.1)         5.9         5.0
                                          ------       ------       -----
Net (loss) income.......................   (14.5)%       12.3%        9.6%
                                          ======       ======       =====

FISCAL YEARS ENDED MARCH 31, 2002, APRIL 1, 2001 AND APRIL 2, 2000

Net sales. Net sales decreased 53.4% to $126.5 million in fiscal 2002 from $271.6 million in fiscal 2001. The decline in net sales is attributable to the downturn in the wireless handset, wireless infrastructure and broadband markets. This downturn had a significant effect on both of our business segments:
Semiconductor Products and Ceramic Products during fiscal 2002. Net sales increased 45.7% to $271.6 million in fiscal 2001 from $186.4 million in fiscal 2000. The increase was principally the result of high growth experienced by our Semiconductor and Ceramic Products segments during the first nine months of fiscal 2001 as demand for wireless and broadband products increased during this period. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in net sales during fiscal 2001 when compared to fiscal 2000. Deliveries to Motorola represented 31.1% of our total net sales in fiscal 2002 compared to 26.0% in fiscal 2001 and 34.1% in fiscal 2000. Deliveries to Ericsson represented less than 10% of our total net sales in fiscal 2002 and fiscal 2000. During fiscal 2001, Ericsson represented 11.3% of our total net sales.

Gross Profit. Gross profit decreased 69.2% to $36.9 million in fiscal 2002 from $119.9 million in fiscal 2001. Gross margin decreased to 29.2% from 44.2% in fiscal 2001. This decline is primarily the result of the decrease in net sales and the resulting underutilization of manufacturing capacity. Gross profit increased 48.4% to $119.9 million in fiscal 2001 from $80.8 million in fiscal 2000. Gross margin increased to 44.2% in fiscal 2001 from 43.4% in fiscal 2000. These increases were primarily attributable to our continued ability to leverage capacity and improve operating efficiencies in both our Semiconductor and Ceramic Products segments during the first nine months of fiscal 2001, offset by the effect of high fixed costs on lower sales experienced in the fourth quarter of fiscal 2001.

Research and Development Expenses. Research and development expenses increased 15.4% to $41.6 million or 32.9% of net sales in fiscal 2002 from $36.0 million or 13.3% of net sales in fiscal 2001. Included in the $41.6 million is approximately $2.5 million related to the write-off of in-process research and development and amortization of intangible assets associated with our March 2002 purchase of Aimta, Inc., a developer of Low Temperature Co-fired Ceramics (LTCC) for wireless handsets. Excluding this charge, research and development expenses for fiscal 2002 would have totaled $39.1 million or 30.9% of net sales, an increase of 8.5% compared to fiscal 2001. The increase in research and development expenses is the result of our commitment to design new products and processes and address new opportunities to meet our customers' demands. This sustained effort to meet our customers' changing product requirements is highlighted by our focus on the migration from individual chips to integrated radio frequency module solutions. Research and

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

development expenses increased 42.2% to $36.0 million or 13.3% of net sales in fiscal 2001 from $25.3 million or 13.6% of net sales in fiscal 2000. The increase in research and development expenses was primarily attributable to our ongoing development of processes and applications within our Semiconductor Products segment in order to address our targeted markets: wireless and broadband.

In-Process Research and Development. The following table summarizes the significant assumptions underlying the valuation of in-process research and development for the Aimta, Inc. acquisition:

                         IPR&D      ESTIMATED COST TO     DISCOUNT
       FISCAL 2002:      CHARGE    COMPLETE TECHNOLOGY      RATE
       ------------      ------    -------------------    --------
                                      (in thousands)
       Aimta, Inc......  $2,500            $100             40%


The amount charged to in-process research and development related to one project and represents the estimated fair value based upon risk-adjusted cash flows related to the incomplete project. This project was approximately 80% complete as of the date of acquisition. As of the date of the acquisition, the development of this project had not reached technological feasibility and the research and development in progress had no alternative future use. Accordingly, this cost was expensed at the acquisition date.

Selling and Administrative Expenses. Selling and administrative expenses decreased 34.9% to $28.1 million or 22.2% of net sales in fiscal 2002 from $43.3 million or 15.9% of net sales in fiscal 2001. Included in the $28.1 million is approximately $4.1 million in expenses related to the merger with the wireless business of Conexant, Inc. Excluding these merger-related expenses, selling and administrative expenses for fiscal 2002 would have totaled $24.0 million or 19.0% of net sales. The decline in selling and administrative expenses was primarily attributable to a reduction in workforce, reduced discretionary spending and a reduction in sales commission expenses. Approximately, 30% of the decrease was attributable to a reduction in workforce and a reduction in sales commission expenses, respectively. The remaining 40% decrease was attributable to an overall reduction in discretionary spending. Selling and administrative expenses increased 26.8% to $43.3 million or 15.9% of net sales in fiscal 2001 from $34.1 million or 18.3% of net sales in fiscal 2000. Included in the $43.3 million is approximately $1.8 million in one-time transaction costs associated with the acquisition of NDI on April 24, 2000. Excluding these one-time costs, selling and administrative expenses for fiscal 2001 would have totaled $41.5 million or 15.3% of net sales, an increase of 21.6% compared to fiscal 2000. The increase in selling and administrative expenses was primarily attributable to increased direct selling costs resulting from higher sales volumes, as well as increased costs related to training and recruiting employees. Due to our continued ability to support our sales growth without incurring substantial additional costs, selling and administrative expenses as a percentage of sales declined in fiscal 2001 when compared to fiscal 2000.

Other Income, Net. Other income, net, decreased 35.8% to $5.5 million or 4.4% of net sales in fiscal 2002 from $8.6 million or 3.2% of net sales in fiscal 2001. The decrease was primarily attributable to a decline in interest income as a result of lower interest rates and lower average levels of cash, cash equivalents and short-term investments. Other income, net, increased 47.1% to $8.6 million or 3.2% of net sales in fiscal 2001 from $5.9 million or 3.1% of sales in fiscal 2000. The increase in other income, net, was primarily attributable to an increase in interest income as a result of higher average levels of cash, cash equivalents and short-term investments.

(Benefit) Provision for Income Taxes. The benefit for income taxes in fiscal 2002 was $9.0 million compared to a provision for income taxes of $15.9 million in fiscal 2001. The fiscal 2002 benefit reflects a tax rate of approximately 33% compared to a tax rate of 32% in fiscal 2001. The increase in the fiscal 2002 tax rate is primarily due to a decrease in the utilization of research and development tax credits during fiscal 2002. The provision for income taxes in fiscal 2001 was $15.9 million compared to $9.3 million in fiscal 2000. The fiscal 2001 provision reflects a tax rate of approximately 32% compared to a tax rate of 34% in fiscal 2000.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The decrease in the fiscal 2001 tax rate is primarily the result of research and development tax credits utilized in fiscal 2001.

BUSINESS SEGMENTS

The table below displays sales and operating income by business segment for fiscal 2002, 2001 and 2000. See Note 10 to the consolidated financial statements. Merger-related expenses, which are not related to a specific business segment, are illustrated separately below.

                                            YEARS ENDED
                              MARCH 31,      APRIL 1,       APRIL 2,
                                2002           2001          2000
                              ---------    ------------     --------
                                          (in thousands)
NET SALES
---------
Semiconductor Products......  $ 102,233       $224,560      $150,348
Ceramic Products............     24,269         47,008        36,054
                              ---------       --------      --------
                              $ 126,502       $271,568      $186,402
                              =========       ========      ========
OPERATING (LOSS) INCOME
-----------------------
Semiconductor Products......  $ (28,122)      $ 35,282      $ 16,761
Ceramic Products............       (556)         7,164         4,632
Merger-related expenses.....     (4,146)        (1,786)          --
                              ---------       --------      --------
                              $ (32,824)      $ 40,660      $ 21,393
                              =========       ========      ========

Semiconductor Products. Net sales for the Semiconductor Products segment decreased 54.5% to $102.2 million in fiscal 2002 from $224.6 million in fiscal 2001. The decrease was primarily attributable to a downturn in both of our targeted markets, wireless communications and broadband. Net sales for the Semiconductor Products segment increased 49.4% to $224.6 million in fiscal 2001 from $150.3 million in fiscal 2000. The increase was primarily attributable to increased demand and penetration into our two targeted markets, wireless communications and broadband during the first nine months of fiscal 2001. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in sales during fiscal 2001.

Operating (loss) income for the Semiconductor Products segment decreased to an operating loss of $28.1 million in fiscal 2002 compared to operating income of $35.3 million in fiscal 2001. The decline was primarily the result of lower revenue, underutilization of capacity and the continued investment in research and development during fiscal 2002. Operating income for the Semiconductor Products segment increased 99.8% to $35.3 million in fiscal 2001 from $16.8 million in fiscal 2000. The increase was primarily attributable to increased sales and improved operating efficiencies as this segment continued to leverage capacity, improve yields and control selling and administrative costs.

Ceramic Products. Net sales for the Ceramic Products segment decreased 48.4% to $24.3 million in fiscal 2002 from $47.0 million in fiscal 2001. The decline was primarily attributable to a downturn in the wireless infrastructure and broadband markets. Sales for the Ceramic Products segment increased 30.4% to $47.0 million in fiscal 2001 from $36.1 million in fiscal 2000. The increase was primarily due to growth in demand and increased penetration in the wireless infrastructure and broadband markets for the first nine months of fiscal 2001. During the fourth quarter of fiscal 2001, a downturn in the wireless and broadband markets resulted in lower quarterly sales, reducing the overall increase in sales during fiscal 2001.

Operating (loss) income for the Ceramic Products segment decreased to an operating loss of $556,000 in fiscal 2002 compared to operating income of $7.2 million in fiscal 2001. The decline was primarily the result of lower revenue levels in fiscal 2002 when compared to fiscal 2001. Operating income for the Ceramic Products segment increased 54.7% to $7.2 million in fiscal 2001 from $4.6 million in fiscal 2000.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The increase in operating income was primarily the result of increased sales and improved operating efficiencies, including the leveraging of existing capacity and the investment in more cost-effective equipment.

Merger-Related Expenses

During fiscal 2002, we incurred approximately $4.1 million, of which $2.1 million was incurred during the quarter ended March 31, 2002, in merger-related expenses associated with our merger with Conexant's wireless business. During fiscal 2001, we incurred approximately $1.8 million in expenses associated with our acquisition of NDI, which was completed on April 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had working capital of $136.3 million, including $114.1 million in cash, cash equivalents and short-term investments. Annualized inventory turns decreased to 7.3 in fiscal 2002 compared to 9.7 in fiscal 2001. Additionally, days sales outstanding included in accounts receivable for fiscal 2002 increased to 71 days compared to 50 days in fiscal 2002. We continued to manage our working capital during the downturn in the wireless communications and broadband markets. We reduced inventory levels and managed our investment in capital expenditures, while maintaining our commitment to investment in research and development and maintaining our manufacturing capability.

Capital expenditures during fiscal 2002 totaled $41.0 million. Of the $41.0 million, approximately $38.5 million related to the Semiconductor Products segment as we continued our investment in major capital initiatives in the semiconductor gallium arsenide (GaAs) wafer fabrication operation and the integrated circuit (IC) and discrete semiconductor assembly and test areas. We are creating a GaAs IC production line that will allow the manufacture of product on six-inch wafers. As of March 31, 2002, we have spent approximately $27 million on this production line and we expect to complete this project within six months at an estimated cost of $30 million. Once this new six-inch production line is put into service, we plan to convert our existing four-inch wafer production areas to six-inch, as future demand requires. Improvements in manufacturing capabilities at our ceramics facilities accounted for approximately $2.5 million.

Following is a summary of consolidated debt and lease obligation at March 31, 2002 (see Notes 4 and 8 of the consolidated financial statements), in thousands:

OBLIGATION                                   TOTAL    1-3 YEARS   4-5 YEARS  THEREAFTER
----------                                   -----    ---------   ---------  ----------
Debt                                         $  235     $  235     $   --      $ --
Operating leases                              5,419      3,406      1,528       485
                                             ------     ------     ------      ----
Total debt and operating lease obligations   $5,654     $3,641     $1,528      $485
                                             ======     ======     ======      ====

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

On December 16, 2001, the Company, Conexant Systems, Inc. (Conexant) and Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Company. Under the terms of the agreement, Conexant would spin off its wireless business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into the Company with the Company as the surviving company in the merger. This merger was completed on June 25, 2002. Following the merger, the Company changed its corporate name to Skyworks Solutions, Inc.

Immediately after the merger, the Company had approximately 140 million fully diluted shares outstanding, with current shareholders of the Company owning approximately 33

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

percent and current shareholders of Conexant owning approximately 67 percent of the Company's outstanding shares on a fully diluted basis.

The merger is to be accounted for as a reverse acquisition whereby Washington is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha is based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha will be allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. The historical carrying value of the assets, liabilities and stockholders' equity included in these financial statements may be revised significantly as a result of the merger transaction. Information regarding these changes is not available at this time.

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (the Mexicali operations) for $150 million. This purchase price was paid with short-term promissory notes delivered by the Company to Conexant, which are secured by all of the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003.

In addition, the combined company has incurred expenses and has assumed obligations as a result of this merger. The Company estimates that these expenses and obligations will require cash of approximately $80 million to $90 million and the issuance of a warrant to purchase approximately one million shares of the Company's common stock. These amounts are primarily associated with transaction and merger costs, deposits, and restructuring costs. The combined company will recognize a charge related to these expenses and obligations of approximately $20 to $30 million in the quarter ended June 28, 2002. These amounts represent the current estimates of management based on the information available at this time and are subject to change.

In addition to the short-term promissory notes related to the Company's purchase of the Mexicali operations, Conexant committed to make a short-term $100 million revolving loan facility available to the Company to fund the Company's working capital and other requirements. $75 million of this facility will be available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended March 31, 2002.

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

Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applied to all entities, is effective for fiscal

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

This report and other documents we have filed with the Securities and Exchange Commission contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes", "expects", "may", "will", "should", "could", "seek", "intends", "plans", "estimates", "anticipates" or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report.

WE HAVE RECENTLY INCURRED SUBSTANTIAL OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES. During fiscal 2002, our operating results were adversely affected by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we incurred a net loss of approximately $18.3 million during fiscal 2002.

During fiscal 2002, we implemented a number of expense reduction initiatives, including a work force reduction, a modification of employee work schedules and reduced discretionary spending. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and we will face an environment of uncertain demand in the markets for our products. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

WE OPERATE IN THE HIGHLY CYCLICAL WIRELESS COMMUNICATIONS SEMICONDUCTOR INDUSTRY, WHICH IS SUBJECT TO SIGNIFICANT DOWNTURNS. The wireless communications semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry. Periods of industry downturns -- as we experienced through most of calendar year 2001 -- have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors, and in particular the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

During the late 1990's and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. During calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our respective wireless communications semiconductor products and system solutions, particularly digital cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. We expect that reduced end-customer demand, underutilization of the our manufacturing capacity, changes in revenue mix and other factors will continue to adversely affect our operating results in the near term.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

WE ARE SUBJECT TO INTENSE COMPETITION. The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. Moreover, as with many companies in the semiconductor industry, customers for certain of our products offer products that compete with products that are offered by us.

We believe that the principal competitive factors for semiconductor suppliers in our market include, among others:

     -    time-to-market;

     -    new product innovation;

     -    product quality, reliability and performance;

     -    price;

     -    compliance with industry standards;

     -    strategic relationships with customers; and

     -    protection of intellectual property.

We cannot assure you that we will be able to successfully address these factors.

Many of our competitors have advantages over us, including:

     -    longer presence in key markets;

     -    greater name recognition;

     -    ownership or control of key technology; and

     - greater financial, sales and marketing, manufacturing, distribution, technical or other resources.

As a result, certain competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

A number of our competitors have combined with each other and consolidated their businesses, including the consolidation of competitors with our customers. This consolidation is attributable to a number of factors, including the historically high-growth nature of the communications electronics industry and the time-to-market pressures on suppliers to decrease the time required for product conception, research and development, sampling and production launch before a product reaches the market. This consolidation trend is expected to continue, since investments, alliances and acquisitions may enable semiconductor suppliers, including us and our competitors, to achieve economies of scale, to augment technical capabilities or to achieve faster time-to-market for their products than would be possible solely through internal development.

This consolidation is creating entities with increased market share, customer base, technology and marketing expertise in markets in which we compete. These developments may adversely affect the markets we seek to serve and our ability to compete successfully in those markets.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO DEVELOP NEW PRODUCTS AND REDUCE COSTS IN A TIMELY MANNER. The markets into which we sell demand cutting-edge technologies and new and innovative products. Our operating results will depend largely on our ability to continue to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including, among others:

     - the ability to anticipate customer and market requirements and changes in technology and industry standards;

     - the ability to define new products that meet customer and market requirements;

     - the ability to complete development of new products and bring products to market on a timely basis;

     - the ability to differentiate our products from offerings of our competitors; and

     -    overall market acceptance of our products.

We cannot assure you that we will have sufficient resources to make the substantial investment in research and development in order to develop and bring to market new and enhanced products in a timely manner. We will be required continually to evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors.

In addition, prices of established products may decline, sometimes significantly, over time. We believe that in order to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

WE MAY NOT BE ABLE TO KEEP ABREAST OF THE RAPID TECHNOLOGICAL CHANGES IN OUR MARKETS. The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:

     -    rapid technological developments;

     -    rapid changes in customer requirements;

     -    frequent new product introductions and enhancements;

     - short product life cycles with declining prices over the life cycle of the product; and

     -    evolving industry standards.

Our products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the technologies related to our products or in market demand for products based on a particular technology, particularly due to the introduction of new technology that represents a substantial advance over current technology. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO OBTAIN SUITABLE FINANCING

Upon completion of the Company's merger with the wireless business of Conexant Systems, Inc., the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility, located in Mexicali, Mexico, and certain related operations for $150 million. This purchase price was paid with short-term promissory notes delivered by the Company to Conexant, which are secured by all of the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

In addition, the combined company has incurred expenses and has assumed obligations as a result of this merger. The Company estimates that these expenses and obligations will require cash of approximately $80 million to $90 million and the issuance of a warrant to purchase approximately one million shares of the Company's common stock. These amounts are primarily associated with transaction and merger costs, deposits, and restructuring costs. The combined company will recognize a charge related to these expenses and obligations of approximately $20 to $30 million in the quarter ended June 28, 2002. These amounts represent the current estimates of management based on the information available at this time and are subject to change.

In addition to the short-term promissory notes related to the Company's purchase of the Mexicali operations, Conexant committed to make a short-term $100 million revolving loan facility available to the Company to fund the Company's working capital and other requirements. $75 million of this facility will be available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003.

The Company's ability to meet these expenses, the expenses of our ongoing operations, and to repay the debt owed to Conexant is dependent upon our ability to obtain suitable financing. We cannot assure you that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when the Company seeks financing will affect its ability to raise capital, as well as the terms of any financing. The Company may not be able to raise enough capital to meet its capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE DESIGN, DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS. OUR SUCCESS COULD BE NEGATIVELY AFFECTED IF KEY PERSONNEL LEAVE.

Our future success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for management and technical personnel is intense in the semiconductor industry. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products.

We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees, including David J. Aldrich, our chief executive officer, or certain key design and technical personnel, or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

IF OEMS OF COMMUNICATIONS ELECTRONICS PRODUCTS DO NOT DESIGN OUR PRODUCTS INTO THEIR EQUIPMENT, WE WILL HAVE DIFFICULTY SELLING THOSE PRODUCTS. MOREOVER, A "DESIGN WIN" FROM A CUSTOMER DOES NOT GUARANTEE FUTURE SALES TO THAT CUSTOMER. Our products will not be sold directly to the end-user but will be components of other products. As a result, we will rely on OEMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these "design wins" from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier's product into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM product platform because changing suppliers involves significant cost, time, effort and risk for that OEM. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of the our products, for example, if its own products are not commercially successful or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

BECAUSE OF THE LENGTHY SALES CYCLES OF MANY OF OUR PRODUCTS, WE MAY INCUR SIGNIFICANT EXPENSES BEFORE WE GENERATE ANY REVENUES RELATED TO THOSE PRODUCTS. Our customers may need three to six months to test and evaluate our products and an additional three to six months to begin volume production of equipment that incorporates our products. The lengthy period of time required increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development, and selling, general and administrative expenses before we generate the related revenues for these products, and we may never generate the anticipated revenues if our customer cancels or changes its product plans.

UNCERTAINTIES INVOLVING THE ORDERING AND SHIPMENT OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS. Our sales will typically be made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders prior to shipment. In addition, we will sell a portion of our products through distributors, some of whom will have rights to return unsold products. Sales to distributors accounted for approximately 7%, 12% and 5% of Alpha's net revenues in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

materialize could result in us holding excess or obsolete inventory, which could result in write-downs of inventory.

OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders, our business would be materially and adversely affected. Sales to Motorola, Inc. represented approximately 31%, 26% and 38% of Alpha net revenues in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Our future operating results will depend on the success of this and other customers and our success in selling products to them.

OUR MANUFACTURING PROCESSES ARE EXTREMELY COMPLEX AND SPECIALIZED. Our manufacturing operations are complex and subject to disruption due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer not to function.

Our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields. Our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquake, flooding or other natural disasters. Our Sunnyvale, California manufacturing facility is located near a major earthquake fault line. We do not maintain earthquake insurance coverage on this facility. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor.

In the event of these types of delays, we cannot assure you that the required alternate capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternate wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Sunnyvale, California or Woburn, Massachusetts semiconductor wafer fabrication facilities, alternate gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ACHIEVE MANUFACTURING YIELDS THAT CONTRIBUTE POSITIVELY TO OUR GROSS MARGIN AND PROFITABILITY. Minor deviations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products. Our manufacturing operations also will face pressures arising from the compression of product life cycles which will require us to manufacture new products faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS INTERNATIONALLY. For fiscal 2002, approximately 55% of Alpha's net revenues were from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In fiscal 2001 and 2000, approximately 49% and 46%, respectively, of Alpha's net revenues were from customers located outside the United States. In addition, we have suppliers located outside the United States and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

     -    currency exchange rate fluctuations;

     -    local economic and political conditions;

     -    disruptions of capital and trading markets;

     - restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

     -    changes in legal or regulatory requirements;

     -    limitations on the repatriation of funds;

     -    difficulty in obtaining distribution and support;

     - the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

     -    tax laws; and

     - limitations on our ability under local laws to protect our intellectual property.

Because our international sales are denominated in U.S. dollars our products could become less competitive in international markets if the value of the U.S. dollar increases relative to foreign currencies. Moreover, we may be competitively disadvantaged relative to our competitors located outside the United States who may benefit from a devaluation of their local currency. We cannot assure you that the factors described above will not have a material adverse effect on our ability to increase or maintain our international sales.

OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED BY SUBSTANTIAL QUARTERLY AND ANNUAL FLUCTUATIONS AND MARKET DOWNTURNS. Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

     - changes in end-user demand for the products manufactured and sold by our customers, principally digital cellular handsets;

     - the effects of competitive pricing pressures, including decreases in average selling prices of our products;

     -    production capacity levels and fluctuations in manufacturing yields;

     -    availability and cost of products from our suppliers;

     -    the gain or loss of significant customers;

     - our ability to develop, introduce and market new products and technologies on a timely basis;

     -    new product and technology introductions by competitors;

     -    changes in the mix of products produced and sold;

     -    market acceptance of our products and our customers;

     -    intellectual property disputes;

     -    seasonal customer demand;

     - the timing of receipt, reduction or cancellation of significant orders by customers; and

     -    the timing and extent of product development costs.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

OUR GALLIUM ARSENIDE SEMICONDUCTORS MAY NOT CONTINUE TO BE COMPETITIVE WITH SILICON ALTERNATIVES. We manufacture and sell gallium arsenide semiconductors, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. As a result, we must offer gallium arsenide products that provide superior performance to that of silicon for specific applications to be competitive with silicon products. If we do not continue to offer products that provide sufficiently superior performance to offset the cost differential, our operating results may be materially and adversely affected. It is expected that the costs of producing gallium arsenide integrated circuits will continue to exceed the costs associated with the production of silicon circuits. The costs differ because of higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller-sized wafers and lower production volumes. Silicon semiconductor technologies are widely-used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify products and markets that require performance superior to that offered by silicon solutions.

THE VALUE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY. The trading price of our common stock may fluctuate significantly. This price may be influenced by many factors, including:

     -    our performance and prospects;

     -    the performance and prospects of our major customers;

     -    the depth and liquidity of the market for our common stock;

     -    investor perception of us and the industry in which we operate;

     -    changes in earnings estimates or buy/sell recommendations by analysts;

     -    general financial and other market conditions; and

     -    domestic and international economic conditions.

Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS OR DEMANDS THAT WE LICENSE THIRD-PARTY TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF OUR INTELLECTUAL PROPERTY RIGHTS. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. Any litigation to determine the validity of claims our products infringe or may infringe these rights, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

     -    pay substantial damages;

     - cease the manufacture, import, use, sale or offer for sale of infringing products;

     -    discontinue the use of infringing technology;

     -    expend significant resources to develop non-infringing technology; or

     - license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, IT MAY HARM OUR ABILITY TO COMPETE. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

technologies, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:

     - the steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful;

     - any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights will not be challenged, invalidated or circumvented; or

     - any of the measures described above would provide meaningful protection.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for certain technologies and in certain foreign countries.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO EFFECT SUITABLE INVESTMENTS, ALLIANCES AND ACQUISITIONS, AND WE MAY HAVE DIFFICULTY INTEGRATING COMPANIES WE ACQUIRE. THE COMPANY'S MERGER WITH THE WIRELESS BUSINESS OF CONEXANT SYSTEMS, INC. PRESENTS SUCH RISKS.

Although we intend to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future.

Moreover, if we consummate such transactions, they could result in:

     -    issuances of equity securities dilutive to our stockholders;

     -    large one-time write-offs;

     - the incurrence of substantial debt and assumption of unknown liabilities;

     -    the potential loss of key employees from the acquired company;

     -    amortization expenses related to intangible assets; and

     -    the diversion of management's attention from other business concerns.

Additionally, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

Integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationship with employees and customers and ultimately may not be successful.

WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS, WHICH COULD ADVERSELY IMPACT OUR BUSINESS. We have used, and will continue to use, a variety of chemicals in manufacturing operations and have been or will be subject to a wide range of environmental protection regulations in the United States. While we have not experienced any material adverse effect on our

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

operations as a result of such regulations, we cannot assure you that current or future regulations would not have a material adverse effect on our business, financial condition and results of operations.

Environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. We cannot assure you that the amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of short-term investments and financial instruments caused by fluctuations in investment prices and interest rates.

INVESTMENT PRICE RISK

The fair value of the Company's short-term investment portfolio at March 31, 2002, approximated carrying value due to its short-term duration. Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 10% decrease in interest rates for the issues contained in the investment portfolio, is not considered to be material because of the short-term nature of the investments.

INTEREST RATE RISK

The carrying value of the Company's long-term debt, including current maturities, was $235,000 at March 31, 2002. Due to the nature of the debt instruments, management has determined that the fair value was not materially different from the year-end carrying value.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
          STATEMENTS

                                                                              Page
==================================================================================

Consolidated Balance Sheets - March 31, 2002 and April 1, 2001...............  27

Consolidated Statements of Operations - Years ended March 31, 2002,
April 1, 2001 and April 2, 2000..............................................  28

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2002,
April 1, 2001 and April 2, 2000..............................................  29

Consolidated Statements of Cash Flows - Years ended March 31, 2002,
April 1, 2001 and April 2, 2000..............................................  30

Notes to Consolidated Financial Statements...................................  31

Independent Auditors' Report.................................................  50

==================================================================================

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                                       MARCH 31,      APRIL 1,
                                                                         2002          2001
================================================================================================
ASSETS
      Current assets
         Cash and cash equivalents..................................   $  62,413    $   68,802
         Short-term investments.....................................      51,727        84,982
         Accounts receivable, trade, less allowance
             for doubtful accounts of $1,204 and $921...............      24,485        36,984
         Inventories (Note 3).......................................      12,218        15,661
         Prepayments and other current assets.......................       3,324         3,169
         Prepaid income taxes.......................................          --           735
         Deferred income taxes......................................       3,724         9,668
                                                                       ---------    ----------
                  Total current assets..............................     157,891       220,001
                                                                       ---------    ----------
      Property, plant and equipment
         Land, building and improvements............................      61,621        50,328
         Machinery and equipment....................................     168,325       142,115
                                                                       ---------    ----------
                                                                         229,946       192,443
         Less-accumulated depreciation and amortization.............      95,590        78,247
                                                                       ---------    ----------
                                                                         134,356       114,196
                                                                       ---------    ----------
      Goodwill and other intangibles................................       4,378            --
      Deferred income taxes.........................................      16,121            --
      Other assets..................................................       3,373         2,822
                                                                       ---------    ----------
                  Total assets......................................   $ 316,119    $  337,019
                                                                       =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
         Current maturities of long-term debt (Note 4)..............   $     129    $      129
         Accounts payable...........................................      14,345        20,820
         Accrued liabilities
             Payroll and related expenses...........................       3,501         7,283
             Other..................................................       3,593         3,481
                                                                       ---------    ----------
                  Total current liabilities.........................      21,568        31,713
                                                                       ---------    ----------
      Long-term debt (Note 4).......................................         106           235
      Other long-term liabilities...................................       2,283         2,081
      Deferred income taxes.........................................          --         3,812
                                                                       ---------    ----------
                  Total liabilities.................................      23,957        37,841
                                                                       ---------    ----------
      Commitments and contingencies (Note 8)
      Stockholders' equity (Notes 4 and 6)
         Common stock par value $0.25 per share; authorized
             100,000,000 shares; issued 44,260,206 and 43,520,880...      11,065        10,880
         Additional paid-in capital.................................     232,204       221,147
         Retained earnings..........................................      48,893        67,179
                                                                       ---------    ----------
                                                                         292,162       299,206
         Less - Treasury shares 0 and 26,539 at cost................          --            28
                                                                       ---------    ----------
                  Total stockholders' equity........................     292,162       299,178
                                                                       ---------    ----------
                  Total liabilities and stockholders' equity........   $ 316,119    $  337,019
                                                                       =========    ==========
================================================================================================

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                               YEARS ENDED
                                                   MARCH 31,     APRIL 1,        APRIL 2,
                                                     2002          2001           2000
============================================================================================

Sales .......................................     $ 126,502      $ 271,568      $ 186,402
                                                  ---------      ---------      ---------
Cost of sales ...............................        89,604        151,632        105,566
Research and development expenses ...........        41,578         36,026         25,336
Selling and administrative expenses .........        28,144         43,250         34,107
                                                  ---------      ---------      ---------
            Total operating expenses ........       159,326        230,908        165,009
                                                  ---------      ---------      ---------
Operating (loss) income .....................       (32,824)        40,660         21,393
Other income (expense):
    Interest expense ........................           (41)           (56)          (223)
    Interest income .........................         5,364          8,733          6,685
    Other expense, net ......................           207            (67)          (608)
                                                  ---------      ---------      ---------
            Total other income (expense), net         5,530          8,610          5,854
                                                  ---------      ---------      ---------
(Loss) income before income taxes ...........       (27,294)        49,270         27,247
(Benefit) provision for income taxes (Note 5)        (9,008)        15,897          9,265
                                                  ---------      ---------      ---------
Net (loss) income ...........................     $ (18,286)     $  33,373      $  17,982
                                                  =========      =========      =========
Basic (loss) earnings per share .............     $   (0.42)     $    0.78      $    0.44
                                                  =========      =========      =========
Diluted (loss) earnings per share ...........     $   (0.42)     $    0.75      $    0.42
                                                  =========      =========      =========
Shares used in computing:

Basic earnings per share ....................        44,010         43,029         40,659
                                                  =========      =========      =========
Diluted earnings per share ..................        44,010         44,752         42,822
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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                       UNEARNED
                                                                  ADDITIONAL                         COMPENSATION
                                               COMMON STOCK        PAID-IN     RETAINED     TREASURY  RESTRICTED
                                           SHARES     PAR VALUE    CAPITAL     EARNINGS       STOCK     STOCK
=================================================================================================================
Balance at March 28, 1999 ............     34,768     $ 8,692     $ 76,473      $15,824      $(133)     $(14)

Net income ...........................         --          --           --       17,982         --        --
Employee Stock Purchase Plan .........         21           5          283           --         --        --
Amortization of unearned compensation
  restricted stock ...................         --          --           --           --         --        14
Issuance of 59,972 treasury shares to
  401(k) plan ........................         --          --        1,055           --         65        --
Exercise of stock options ............      1,159         290        3,103           --         --        --
Tax benefit from the exercise of
  stock options ......................         --          --        7,027           --         --        --
Compensation expense .................         --          --        2,109           --         --        --
Proceeds from stock offering .........      6,629       1,657      107,661           --         --        --
                                           ------     -------     --------     --------      -----      ----
Balance at April 2, 2000 .............     42,577     $10,644     $197,711     $ 33,806      $ (68)     $ --

Net income ...........................         --          --           --       33,373         --        --
Employee Stock Purchase Plan .........         21           5          617           --         --        --
Issuance of 38,247 treasury shares to
  401(k) plan ........................         --          --        1,472           --         40        --
Exercise of stock options ............        923         231        6,348           --         --        --
Tax benefit from the exercise of stock
  options ............................         --          --       14,840           --         --        --
Compensation expense .................         --          --          159           --         --        --
                                           ------     -------     --------     --------      -----      ----
Balance at April 1, 2001 .............     43,521     $10,880     $221,147     $ 67,179      $ (28)     $ --

Net loss .............................         --          --           --      (18,286)        --        --
Employee Stock Purchase Plan .........         34           8          712           --         --        --
Issuance of 26,539 treasury shares to
  401(k) plan ........................         --          --          395           --         28        --
Issuance of 46,251 common shares to
    401(k) plan ......................         46          12        1,044           --         --        --
Exercise of stock options ............        659         165        3,904           --         --        --
Tax benefit from the exercise of stock
  options ............................         --          --        4,878           --         --        --
Compensation expense .................         --          --          124           --         --        --
                                           ------     -------     --------     --------      -----      ----
Balance at March 31, 2002 ............     44,260     $11,065     $232,204     $ 48,893      $  --      $ --
                                           ======     =======     ========     ========      =====      ====
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                             YEARS ENDED
                                                                                 MARCH 31,      APRIL 1,      APRIL 2,
                                                                                   2002          2001          2000
=======================================================================================================================
CASH PROVIDED BY OPERATIONS:
      Net (loss) income ...................................................     $ (18,286)     $  33,373      $  17,982
      Adjustments to reconcile net income to net cash provided
        by operations:
         Depreciation and amortization of property, plant and equipment ...        21,004         16,010         10,681
         Deferred income taxes ............................................       (13,989)        (1,896)           658
         Amortization of unearned compensation - restricted stock .........            --             --             14
         Net gain on sales of property, plant and equipment ...............           (76)           (58)            --
         Loss on sales and retirements of property, plant and equipment ...            --             --            544
         Increase in other assets .........................................          (590)          (723)          (605)
         Increase (decrease) in other long-term liabilities ...............           202           (156)           573
         In-process research and development ..............................         2,500             --             --
         Changes in operating assets and liabilities, net of impact of acquisition in fiscal 2002:
             Accounts receivable ..........................................        12,499         (3,140)       (10,791)
             Inventories ..................................................         3,443         (3,745)        (3,117)
             Prepayments and other current assets .........................           587           (130)        (2,853)
             Accounts payable .............................................        (6,475)           283          9,321
             Accrued liabilities ..........................................         2,735         17,775         11,022
                                                                                ---------      ---------      ---------
         Net cash provided by operations ..................................         3,554         57,593         33,429
                                                                                ---------      ---------      ---------
CASH USED IN INVESTING:
      Additions to property, plant and equipment excluding capital leases .       (40,994)       (54,748)       (39,660)
      Acquisition, net of cash acquired ...................................        (7,035)            --             --
      Purchases of short-term investments .................................      (128,762)      (134,813)      (226,242)
      Maturities of short-term investments ................................       162,017        174,821        117,523
      Proceeds from sale of property, plant and equipment .................           171            120             60
                                                                                ---------      ---------      ---------
         Net cash used in investing .......................................       (14,603)       (14,620)      (148,319)
                                                                                ---------      ---------      ---------
CASH PROVIDED BY FINANCING:
      Payments on notes payable ...........................................          (129)           (92)        (1,169)
      (Payments on) proceeds from line of credit ..........................            --         (2,900)         2,900
      Deferred charges related to long-term debt ..........................            --             --             28
      Exercise of stock options ...........................................         4,069          6,579          3,393
      Proceeds from sale of stock .........................................           720            622        116,196
                                                                                ---------      ---------      ---------
         Net cash provided by financing ...................................         4,660          4,209        121,348
                                                                                ---------      ---------      ---------
      Net (decrease) increase in cash and cash equivalents ................        (6,389)        47,182          6,458
      Cash and cash equivalents, beginning of year ........................        68,802         21,620         15,162
                                                                                ---------      ---------      ---------
      Cash and cash equivalents, end of year ..............................     $  62,413      $  68,802      $  21,620
                                                                                =========      =========      =========
=======================================================================================================================
Supplemental disclosure of non-cash operating activities:
      Tax benefit from the exercise of stock options ......................     $   4,878      $  14,840      $   7,027
                                                                                =========      =========      =========
      Compensation expense ................................................     $     124      $     159      $   2,109
                                                                                =========      =========      =========
      Contribution of treasury shares to Savings and Retirement Plan ......     $     423      $   1,512      $   1,120
                                                                                =========      =========      =========
      Contribution of common shares to Savings and Retirement Plan ........     $   1,056      $      --      $      --
                                                                                =========      =========      =========

Supplemental cash flow disclosures:
      Cash paid for income taxes ..........................................     $     225      $   2,380      $   3,300
                                                                                =========      =========      =========
      Cash paid for interest ..............................................     $      46      $     119      $     191
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

Fiscal Year:

     The Company's fiscal year ends on the Sunday closest to March 31. There were 52 weeks in fiscal 2002 and 2001. There were 53 weeks in fiscal 2000.

Use of Estimates:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition:

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. The Company's shipping terms are customarily FOB shipping point. Provisions for product returns and allowances are recorded in the same period as the related revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and other allowances.

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

Bad Debt:

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories:

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Property, Plant and Equipment:

     Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method for financial reporting and accelerated methods for tax purposes.

     Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.

     During fiscal 2002 and 2001, the Company removed $3.1 million and $4.4 million, respectively, of fully depreciated fixed assets from the related property, plant and equipment and accumulated depreciation accounts.

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

     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share:

     Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options, if their effect is dilutive, using the treasury stock method.

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the following years is as follows:

                                                     YEARS ENDED
                                             -------------------------------
                                             MARCH 31,  APRIL 1,    APRIL 2,
                                               2002       2001        2000
                                             --------   --------    --------
                                                     (in thousands)
     Weighted average shares (basic) ....     44,010     43,029     40,659
     Effect of dilutive stock options ...         --      1,723      2,163
                                              ------     ------     ------
     Weighted average shares (diluted) ..     44,010     44,752     42,822
                                              ======     ======     ======

     At March 31, 2002, options to purchase approximately 6.6 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for the fiscal year ended March 31, 2002 would have made their effect anti-dilutive. At April 1, 2001 and April 2, 2000, options to purchase approximately 2.5 million and 7,000 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common stock during those periods.

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive (Loss) Income:

     The Company accounts for comprehensive (loss) income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is a financial statement presentation standard, which requires the Company to disclose non-owner changes included in equity but not included in net income or loss. There were no differences between net income and comprehensive income for fiscal 2002, 2001 and 2000.

Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangibles" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company has adopted the provisions of SFAS 141.

     Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applied to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

NOTE 2    ACQUISITIONS

AIMTA, INC.

On March 15, 2001, the Company completed its acquisition of Aimta, Inc., a developer of Low Temperature Co-fired Ceramics (LTCC) for wireless handsets for a purchase price of approximately $7.0 million in cash. The transaction was accounted for as a purchase and Aimta's results since the date of acquisition have been included in the accompanying statements of operations. In connection with the Aimta acquisition, the Company recorded a non-recurring charge of $2.5 million for in-process research and development. The purchase price in excess of the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the amount of $4.2 million.

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

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 2    ACQUISITIONS (CONTINUED)

The following information presents certain income statement data of the separate companies for the prior period reflected:

                                           YEAR ENDED
                                         -------------
                                            APRIL 2,
                                              2000
                                         -------------
                                         (in thousands)
Net sales:
    Alpha Industries, Inc..............    $ 184,705
    Network Device, Inc................        2,642
    Adjustments/ Eliminations..........         (945)
                                           ---------
                                           $ 186,402
                                           =========
Net income (loss):
    Alpha Industries, Inc..............    $  24,380
    Network Device, Inc................       (9,299)
    Adjustments/Eliminations...........        2,901
                                           ---------
                                           $ 17,982

The effects of conforming NDI's accounting policies to those of the Company were not material.

NOTE 3     INVENTORIES

                                           MARCH 31,    APRIL 1,
Inventories consisted of the following:      2002        2001
                                           ---------    --------
                                                (in thousands)

Raw materials ...........................  $ 3,555      $ 5,187
Work-in-process .........................    5,882        7,868
Finished goods ..........................    2,781        2,606
                                           -------      -------
                                           $12,218      $15,661
                                           =======      =======

NOTE 4    BORROWING ARRANGEMENTS AND COMMITMENTS

LONG-TERM DEBT

                                                    MARCH 31,   APRIL 1,
Long-term debt consisted of the following:            2002       2001
                                                    ---------   --------
                                                      (in thousands)

  CDBG Grant ..................................       $235        $364
                                                      ----        ----
      Less - current maturities ...............        129         129
                                                      ----        ----
                                                      $106        $235
                                                      ====        ====

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4    BORROWING ARRANGEMENTS AND COMMITMENTS  (CONTINUED)

The Company obtained a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows:

           FISCAL YEAR
           -----------
                                    (in thousands)
           2003....................   $   129
           2004....................       106
                                      -------
                                      $   235
                                      =======

NOTE 5    INCOME TAXES

(Loss) income before income taxes consisted of:

                                     YEARS ENDED
                        ------------------------------------
                        MARCH 31,      APRIL 1,     APRIL 2,
                         2002           2001          2000
                        --------       -------      -------
                                   (in thousands)
     Domestic ....      $(27,294)      $49,270      $26,929
     Foreign .....            --            --          318
                        --------       -------      -------
     Total .......      $(27,294)      $49,270      $27,247
                        ========       =======      =======

The income tax provision (benefit) consisted of the following:

     FISCAL 2002        CURRENT     DEFERRED      TOTAL
     -----------        -------     --------     -------
                                (in thousands)

     Federal ..........  $    --    $(7,752)     $(7,752)
     State ............      154     (1,410)      (1,256)
                         -------    -------      -------
     Total ............  $   154    $(9,162)     $(9,008)
                         =======    =======      =======

     FISCAL 2001        CURRENT     DEFERRED      TOTAL
     -----------        -------     --------     -------
                                (in thousands)

     Federal ..........  $16,921    $(1,757)     $15,164
     State ............      872       (139)         733
                         -------    -------      -------
     Total ............  $17,793    $(1,896)     $15,897
                         =======    =======      =======

      FISCAL 2000        CURRENT     DEFERRED     TOTAL
      -----------        -------     --------    -------
                               (in thousands)

     Federal ..........  $ 8,202    $   760      $ 8,962
     State ............      305       (101)         204
     Foreign ..........       99         --           99
                         -------    -------      -------
     Total ............  $ 8,606    $   659      $ 9,265
                         =======    =======      =======

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5    INCOME TAXES (CONTINUED)

Income tax (benefit) expense for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 35% to pretax income as a result of the following:

                                                                           YEARS ENDED
                                                           ----------------------------------------
                                                           MARCH 31,       APRIL 1,        APRIL 2,
                                                             2002            2001           2000
                                                           ---------       --------        -------
                                                                        (in thousands)
Tax (benefit) expense at U.S. statutory rate ........       $(9,553)       $ 17,245        $ 9,536
Loss on foreign investment ..........................            --            (560)            --
Foreign sales corporation ...........................            --            (600)          (416)
Foreign tax rate difference .........................            --              --            (12)
Nondeductible transaction expenses ..................         1,436             625             --
Nondeductible in-process research and development ...           875              --             --
Utilization of research and development credit ......          (989)         (1,883)            --
State income taxes, net of federal benefit ..........          (816)            477            133
Change in valuation allowance .......................           255           1,011             40
Net U.S. tax on distribution of foreign earnings ....            --              --            216
Other, net ..........................................          (216)           (418)          (232)
                                                            -------        --------        -------
Total ...............................................       $(9,008)       $ 15,897        $ 9,265
                                                            =======        ========        =======


Total income tax (benefit) expense was allocated as follows:

                                                                                YEARS ENDED
                                                                   ----------------------------------------
                                                                   MARCH 31,       APRIL 1,        APRIL 2,
                                                                     2002            2001            2000
                                                                   --------        --------        --------
                                                                                (in thousands)
Income from continuing operations ..........................       $ (9,008)       $ 15,897        $ 9,265
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes .......................................         (4,878)        (14,840)        (7,027)
                                                                   --------        --------        -------
Total ......................................................       $(13,886)       $  1,057        $ 2,238
                                                                   ========        ========        =======

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5    INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                             MARCH 31,     APRIL 1,
                                                                                               2002          2001
                                                                                             --------      --------
                                                                                                  (in thousands)
Deferred tax assets:
  Accounts receivable due to reserve for bad debts ......................................    $    445      $    340
  Inventories due to reserves and inventory capitalization ..............................       2,476         2,786
  Accrued liabilities ...................................................................         772         2,101
  Deferred compensation .................................................................         878           889
  Federal net operating loss carryforwards ..............................................      18,052         2,883
  Minimum tax credit, state tax credit and state tax net operating loss carryforwards ...       7,399         4,825
                                                                                             --------      --------
    Total gross deferred tax assets .....................................................      30,022        13,824
    Less valuation allowance ............................................................      (2,136)       (1,881)
                                                                                             --------      --------
    Net deferred tax assets .............................................................      27,886        11,943
                                                                                             --------      --------
Deferred tax liabilities:
  Property, plant and equipment due to depreciation .....................................      (7,825)       (5,871)
  Net U.S. tax on distribution of foreign earnings ......................................        (216)         (216)
                                                                                             --------      --------
    Total gross deferred tax liability ..................................................      (8,041)       (6,087)
                                                                                             --------      --------
Net deferred tax assets .................................................................    $ 19,845      $  5,856
                                                                                             ========      ========

Deferred income taxes are presented in the accompanying consolidated balance sheets as follows:

                                                    MARCH 31,         APRIL 1,
                                                      2002              2001
                                                    --------          --------
                                                           (in thousands)
Current deferred tax assets.......................  $  3,724          $  9,668
Non-current deferred tax assets (liabilities).....    16,121            (3,812)
                                                    --------          --------
    Net deferred tax assets ......................  $ 19,845          $  5,856
                                                    ========          ========

As of March 31, 2002, the Company has available for income tax purposes approximately $51.6 million in federal net operating loss carryforwards (NOLs). NOLs of approximately $7.6 million relate to operating losses of NDI, which was acquired on April 24, 2000. These losses are subject to an annual limitation and begin to expire in fiscal year 2018. In addition, the Company has federal alternative minimum tax credits, state tax credit carryforwards and state tax NOL carryforwards of approximately $865,000, $1 million and $2.9 million, respectively, that are available to reduce future federal and state regular income taxes over an indefinite period. The Company also has research and development credits of approximately $2.6 million that will begin to expire in fiscal year 2012. The Company has established a valuation allowance against deferred tax assets which may not be realized due to the expiration of certain state tax net operating losses. The valuation allowance for deferred tax assets as of March 31, 2002 and April 1, 2001 was $2.1 million and $1.9 million, respectively. The net change in the total valuation allowance for the years ended March 31, 2002 and April 1, 2001 was an increase of $255,000 and $1.0 million, respectively. The Company believes that it is more likely than not that future taxable income will be sufficient to fully utilize the remaining deferred tax assets.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK

LONG-TERM INCENTIVE PLANS

The Company adopted a long-term incentive plan in 1999 pursuant to which non-qualified stock options may be granted. The Company also adopted a long-term incentive plan in 1996 pursuant to which stock options, with or without stock appreciation rights, may be granted and restricted stock awards and book value awards may be made.

     Common Stock Options

     These options may be granted in the form of incentive stock options or non-qualified stock options. The option price may vary but shall not be less than the greater of fair market value or par value. The option term may not exceed ten years. The options may be exercised in cumulative annual increments commencing one year after the date of grant. A total of 15,910,000 shares are authorized for grant under the Company's long-term incentive plans. The number of common shares reserved for granting of future awards was 3,546,004 at March 31, 2002.

     Restricted Stock Awards

     No restricted shares of the Company's common stock were issued during fiscal 2002, 2001 and 2000. Unearned compensation - restricted stock was fully amortized at April 2, 2000. Unearned compensation expense amounted to $14,000 in fiscal 2000.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6     COMMON STOCK (CONTINUED)

     A summary of stock option and restricted stock award transactions follows:

                                                                   WEIGHTED AVERAGE
                                                                   EXERCISE PRICE OF
                                                     SHARES        SHARES UNDER PLAN
                                                   ----------      -----------------

Balance outstanding at March 28, 1999 ......        3,357,098        $    2.83
                                                   ----------

    Granted ................................        1,441,400            17.37
    Exercised ..............................       (1,075,106)            2.79
    Restricted .............................          (32,134)           --
    Cancelled ..............................         (168,620)            6.57
                                                   ----------

Balance outstanding at April 2, 2000 .......        3,522,638             8.99
                                                   ----------

    Granted ................................        2,403,497            37.57
    Exercised ..............................         (884,458)            6.88
    Restricted .............................               --            --
    Cancelled ..............................         (274,604)           27.20
                                                   ----------

Balance outstanding at April 1, 2001 .......        4,767,073            22.75
                                                   ----------

    Granted ................................        2,659,396            15.47
    Exercised ..............................         (659,211)            6.17
    Restricted .............................               --            --
    Cancelled ..............................         (533,099)           20.23
                                                   ----------

 Balance outstanding at March 31, 2002 .....        6,234,159        $   21.25
                                                   ==========

Options exercisable at the end of each fiscal year:

                                                           WEIGHTED AVERAGE
                                                 SHARES     EXERCISE PRICE
                                               ---------   ----------------
2002.........................................  1,330,572        $19.16
2001.........................................    794,275        $ 6.86
2000.........................................    858,346        $ 5.81

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6    COMMON STOCK (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2002:

                                    WEIGHTED
                                    AVERAGE         WEIGHTED                         WEIGHTED
                                    REMAINING        AVERAGE                         AVERAGE
   RANGE OF             NUMBER     CONTRACTUAL     OUTSTANDING       OPTIONS         EXERCISE
EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)    OPTION PRICE    EXERCISABLE        PRICE
---------------      -----------   ------------    ------------    -----------       ---------
$ 0.92 - $10.00        1,021,466        5.82         $  3.84           591,702         $  3.44
$10.01 - $20.00        2,791,840        8.78         $ 14.83           181,815         $ 15.95
$20.01 - $30.00          654,619        8.70         $ 26.60           128,775         $ 27.81
$30.01 - $40.00          737,134        8.47         $ 32.02           177,014         $ 32.07
$40.01 - $50.00        1,001,800        8.07         $ 44.49           242,961         $ 44.52
$50.01 - $60.00           20,200        8.06         $ 55.06             5,630         $ 55.25
$60.01 - $66.00            7,100        7.97         $ 65.07             2,675         $ 65.34
                       ---------        ----         -------         ---------         -------
                       6,234,159        8.13         $ 21.25         1,330,572         $ 19.16
                       =========        ====         =======         =========         =======

STOCK OPTION PLANS FOR NON-EMPLOYEE DIRECTORS

The Company has three stock option plans for non-employee directors -- the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors' 2001 Stock Option Plan. Under the three plans, a total of 700,000 shares have been authorized for option grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new Director receives a total of 45,000 options upon becoming a member of the Board; and continuing Directors receive 15,000 options after each Annual Meeting of Shareholders. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2002, 105,000 options were granted under these plans at a price of $25.82. During fiscal 2001, 45,000 options were granted under these plans at a price of $36.50. During fiscal 2000, 105,000 options were granted with 45,000 granted at a price of $16.36 and 60,000 granted at a price of $27.28. At March 31, 2002, a total of 546,000 options, net of cancellations, have been granted under these three plans. During fiscal 2002, no options were exercised under these plans. At March 31, 2002, 369,000 shares were outstanding and 111,000 shares were exercisable.

STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plan provides for purchases by employees of up to an aggregate of 900,000 shares through December 31, 2006. Shares of 33,658, 20,904 and 21,086 were purchased under this plan in fiscal 2002, 2001 and 2000, respectively.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6    COMMON STOCK (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net (loss) income would have been as follows:

                                                                       YEARS ENDED
                                                        -------------------------------------------
                                                         MARCH 31,       APRIL 1,         APRIL 2,
                                                           2002            2001             2000
                                                        ----------       ---------       ----------
                                                                      (in thousands)
Net (loss) income ...................... As reported    $ (18,286)        $ 33,373       $  17,982
                                                        ==========        ========       =========
                                         Pro forma      $ (29,196)        $ 25,958       $  15,088
                                                        ==========        ========       =========
Net (loss) income per share diluted..... As reported    $   (0.42)        $   0.75       $    0.42
                                                        ==========        ========       =========
                                         Pro forma      $   (0.66)        $   0.58       $    0.35
                                                        ==========        ========       =========

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

The fair value of each option grant was estimated on the grant date using the Black Scholes Option Pricing Model with the following weighted average assumptions:

                                        2002       2001      2000
                                        ----       ----      ----
Expected volatility ...............      75%       125%       69%
Risk free interest rate ...........     3.5%        5%        6%
Dividend yield ....................      --         --        --
Expected option life (years) ......       3          3         3

Weighted average fair value of options granted during the year:

2002..............................    $ 5.34
2001..............................    $ 7.46
2000..............................    $ 5.02

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7    EMPLOYMENT BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company's employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 1% and a 50% match on the next 4% of an employee's salary for employees with 5 years or less of service. For employees with more than 5 years of service, the Company contributes a 100% match on the first 1% and a 75% match on the next 5% of an employee's salary. For fiscal 2002, 2001 and 2000, the Company contributed 70,155, 55,500 and 39,374 shares, respectively, of the Company's common stock valued at $1.4 million, $1.5 million and $1.2 million, to fund the Company's obligation under the 401(k) plan.

NOTE 8    COMMITMENTS AND CONTINGENCIES The

Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $1.7 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these noncancelable leases are as follows:

     FISCAL YEAR                              (in thousands)
     -----------                              --------------
     2003  ...................................   $ 1,587
     2004  ...................................       974
     2005  ...................................       845
     2006  ...................................       758
     2007  ...................................       770
     Thereafter...............................       485
                                                 -------
                                                 $ 5,419
                                                 =======

The Company and its subsidiary, Skyworks Solutions, Inc., are presently engaged in a lawsuit filed June 6, 2002 in the United States District Court for the Central District of California, Southern Division, by Skyworks Technologies, Inc., alleging trademark infringement and related claims, and seeking that Skyworks Solutions, Inc. and the Company cease use of the "Skyworks" name, and related relief and damages. The Company and its subsidiary, Skyworks Solutions, Inc. expect to file an answer to the plaintiff's complaint. We believe that this claim is without merit and intend to vigorously defend this action.

The Company is party to suits and claims arising in the normal course of business. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9    RELATED PARTY TRANSACTIONS

The Company has had transactions in the normal course of business with various related parties. Scientific Components Corporation, a beneficial owner of the Company's common stock during fiscal 2000, purchased approximately $7.4 million of products during fiscal 2000. Scientific Components Corporation was not a beneficial owner of the Company's common stock during fiscal 2002 or fiscal 2001.

NOTE 10   SEGMENT INFORMATION

The Company designs, develops, manufactures and markets proprietary radio frequency, microwave frequency and millimeter wave frequency integrated circuits, discrete semiconductors and integrated modules for the wireless and broadband communications markets. The Company also designs, develops, manufactures and markets proprietary technical ceramic and magnetic products for the wireless infrastructure and broadband markets.

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

During the Company's second quarter ended October 1, 2000, the Company reorganized into two reportable segments based on management's methods of evaluating operations and performance. The reportable segments are:
Semiconductor Products and Ceramic Products. The Semiconductor Products segment is comprised of two of the Company's former segments: Wireless Semiconductor Products and Application Specific Products. A description of the reportable segments follows:

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

                                                  YEARS ENDED
                                   ------------------------------------------
                                   MARCH 31,        APRIL 1,         APRIL 2,
                                     2002             2001             2000
                                   ---------        ---------        --------
NET SALES                                       (in thousands)
---------
Semiconductor Products .....       $ 102,233        $ 224,560        $150,348
Ceramic Products ...........          24,269           47,008          36,054
                                   ---------        ---------        --------
                                   $ 126,502        $ 271,568        $186,402
                                   =========        =========        ========
OPERATING (LOSS) INCOME
-----------------------
Semiconductor Products .....       $ (28,122)       $  35,282        $ 16,761
Ceramic Products ...........            (556)           7,164           4,632
Merger-related expenses ....          (4,146)          (1,786)             --
                                   ---------        ---------        --------
                                   $ (32,824)       $  40,660        $ 21,393
                                   =========        =========        ========

                                    MARCH 31,      APRIL 1,
                                      2002,          2001
                                    --------       --------
NET LONG-LIVED ASSETS                  (in thousands)
---------------------
Semiconductor Products ......       $118,256       $ 97,568
Ceramic Products ............         16,100         16,628
                                    --------       --------
                                    $134,356       $114,196
                                    ========       ========
TOTAL ASSETS
------------
Semiconductor Products ......       $145,734       $138,614
Ceramic Products ............         25,326         29,217
Corporate ...................        145,059        169,188
                                    --------       --------
                                    $316,119       $337,019
                                    ========       ========

Customer Concentration:

During fiscal year 2002, one customer accounted for 31% of the Company's total net sales. During fiscal year 2001, two customers accounted for 26% and 11%, respectively of the Company's total sales. In fiscal 2000, one customer accounted for 34% of the Company's total net sales. In fiscal 2002, net sales to the Company's 15 largest customers accounted for 67% of total net sales. In fiscal 2001 and fiscal 2000, net sales to the Company's 15 largest customers accounted for 69% and 65%, respectively, of total net sales. As of March 31, 2002 and April 1, 2001, one customer accounted for approximately 25% and 16%, respectively, of the Company's gross accounts receivable.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10   SEGMENT INFORMATION (CONTINUED)

Geographic Information

Sales include export sales primarily to Europe and Asia of $69.8 million, $133.7 million and $84.8 million, in fiscal 2002, 2001 and 2000, respectively. During fiscal 2001, the Company closed its sales subsidiary in the United Kingdom. This sales subsidiary was in operation during fiscal 2000. The following table shows certain financial information relating to the Company's operations in various geographic areas:

                                                     YEARS ENDED
                                       -------------------------------------------
                                       MARCH 31,        APRIL 1,         APRIL 2,
                                          2002            2001             2000
                                       ---------        ---------        ---------
                                                     (in thousands)
Net sales
  United States
     Customers .................       $ 126,502        $ 271,510        $ 180,576
     Intercompany ..............              --               18            4,698
  Europe
     Customers .................              --               58            5,826
  Eliminations .................              --              (18)          (4,698)
                                       ---------        ---------        ---------
Net sales ......................       $ 126,502        $ 271,568        $ 186,402
                                       =========        =========        =========

(Loss) Income before taxes
  United States ................       $ (27,421)       $  49,260        $  26,929
  Europe .......................             127               10              318
                                       ---------        ---------        ---------
Income before taxes ............       $  27,294        $  49,270        $  27,247
                                       =========        =========        =========

Assets
  United States ................       $ 312,851        $ 333,626        $ 276,540
  Europe .......................           3,268            3,393            4,484
                                       ---------        ---------        ---------
Total assets ...................       $ 316,119        $ 337,019        $ 281,024
                                       =========        =========        =========

Substantially all of the Company's long-lived assets were located in the United States as of March 31, 2002.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 11     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                     FIRST       SECOND         THIRD      FOURTH
                                    QUARTER      QUARTER       QUARTER     QUARTER     YEAR
===============================================================================================

FISCAL 2002
  Sales ........................   $  32,221     $ 33,001     $ 33,090    $ 28,190   $ 126,502
  Gross profit .................       8,796       10,643       11,155       6,304      36,898
  Net loss .....................      (3,920)      (2,587)      (3,280)     (8,499)    (18,286)
  Per share data(1)
     Net loss basic ............        (.09)        (.06)        (.07)       (.19)       (.42)
     Net loss diluted ..........        (.09)        (.06)        (.07)       (.19)       (.42)
  Market price range
     High ......................       29.70        40.36        30.05       22.92       40.36
     Low .......................       13.56        18.72        16.55       15.25       13.56

FISCAL 2001
  Sales ........................   $  65,688     $ 73,201     $ 78,684    $ 53,995   $ 271,568
  Gross profit .................      29,538       33,747       36,358      20,293     119,936
  Net income ...................       7,841       10,567       11,580       3,385      33,373
  Per share data(1)
     Net income basic ..........         .18          .25          .27         .08         .78
     Net income diluted ........         .18          .24          .26         .08         .75
  Market price range
     High ......................       63.88        50.44        54.00       35.94       63.88
     Low .......................       35.00        32.00        24.75       13.94       13.94

===============================================================================================

The Company's common stock is traded on the NASDAQ National Market under the symbol AHAA. The number of stockholders of record as of May 31, 2002 was approximately 930.

     (1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12   MERGER WITH CONEXANT SYSTEMS, INC.'S WIRELESS BUSINESS

On December 16, 2001, the Company, Conexant Systems, Inc. (Conexant) and Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Company. Under the terms of the agreement, Conexant would spin off its wireless business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into the Company with the Company as the surviving company in the merger. This merger was completed on June 25, 2002. Following the merger, the Company changed its corporate name to Skyworks Solutions, Inc.

Immediately after the merger, the Company had approximately 140 million fully diluted shares outstanding, with current shareholders of the Company owning approximately 33 percent and current shareholders of Conexant owning approximately 67 percent of the Company's outstanding shares on a fully diluted basis.

The merger is to be accounted for as a reverse acquisition whereby Washington is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha is based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha will be allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. The historical carrying value of the assets, liabilities and stockholders' equity included in these financial statements may be revised significantly as a result of the merger transaction. Information regarding these changes is not available at this time.

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (the Mexicali operations) for $150 million. This purchase price was paid with short-term promissory notes delivered by the Company to Conexant, which are secured by all of the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003.

In addition, the combined company has incurred expenses and has assumed obligations as a result of this merger. The Company estimates that these expenses and obligations will require cash of approximately $80 million to $90 million and the issuance of a warrant to purchase approximately one million shares of the Company's common stock. These amounts are primarily associated with transaction and merger costs, deposits, and restructuring costs. The combined company will recognize a charge related to these expenses and obligations of approximately $20 to $30 million in the quarter ended June 28, 2002. These amounts represent the current estimates of management based on the information available at this time and are subject to change.

In addition to the short-term promissory notes related to the Company's purchase of the Mexicali operations, Conexant committed to make a short-term $100 million revolving loan facility available to the Company to fund the Company's working capital and other requirements. $75 million of this facility will be available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 13   SUBSEQUENT EVENTS

On June 13, 2002, the Company's stockholders approved an amendment to the Company's 1996 Long-Term Incentive Plan to increase the number of shares of common stock that may be issued under the plan by 1,885,000 shares (from 4,200,000 shares to 6,085,000 shares).

On June 13, 2002, the Company's stockholders also approved an amendment to the Company's Directors 2001 Stock Option Plan to increase the number of shares of common stock that may be issued under the plan by 315,000 shares (from 250,000 shares to 565,000 shares).

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Industries, Inc. and subsidiaries at March 31, 2002 and April 1, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Boston, Massachusetts
April 30, 2002, except for Notes 12 and 13, which are as of June 25, 2002

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our directors and executive officers during fiscal 2002:

    NAME                   AGE  POSITION
    ----                   ---  --------
    George S. Kariotis     79   Chairman Emeritus and Director
    Thomas C. Leonard      67   Chairman of the Board of Directors
    David J. Aldrich       45   President, Chief Executive Officer and Director
    Paul E. Vincent        54   Vice President, Treasurer, Secretary and Chief
                                  Financial Officer
    Richard Langman        55   Vice President and President of Trans-Tech, Inc.
    Liam K. Griffin        35   Vice President, Sales and Marketing
    Ding-Yuan Day          51   Vice President, Process Development
    Ljubisa Ristic         51   Vice President, Technology and Business
                                  Development
    Timothy R. Furey       44   Director
    James W. Henderson     59   Director
    David J. McLachlan     63   Director
    Arthur Pappas          66   Director
    Sidney Topol           77   Director

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

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

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

Liam K. Griffin joined us in July 2001 as Vice President, Sales and Marketing. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as vice president of worldwide sales from 1997 to 2001, and as vice president of North American sales from 1995 to 1997. His prior experience included positions as a marketing manager at AT&T Microelectronics, Inc. and product and process engineer at AT&T Network Systems.

Ding-Yuan Day joined us in April 2000, through our acquisition of Network Device, Inc. in Sunnyvale, California as Vice President, Process Development. In 1997, Mr. Day founded and served as President and CEO of Network Device, Inc. From 1991 to 1997, he was the section head for the Gallium Arsenide (GaAs) Operations at the Communications Components Division, Hewlett Packard. From 1980 to 1991, he was the Senior Manager for the GaAs Power Process Development at Avantek, Inc.

Ljubisa Ristic joined us in November 2000 as Vice President, Technology and Business Development. Previously, Mr. Ristic worked as Director of Corporate Business Development for ON Semiconductor, a spin-off of Motorola, where he managed the company's business strategies and led several strategic acquisitions. Prior to ON, Mr. Ristic spent nearly a decade in senior management posts at Motorola, managing the company's manufacturing strategies and new product development.

Timothy R. Furey has been CEO of Marketbridge, a privately-owned sales and marketing strategy and technology professional services firm, since 1991. Prior to 1991, Mr. Furey was a consultant with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.

James W. Henderson is Vice Chairman of ACS Defense, Inc., a provider of information technology systems and services. He was President of ACS Defense, Inc. and a predecessor company, Analytical Systems Engineering Corporation
(ASEC) from 1976 to 2000. Prior to joining ASEC in 1973, he was a design engineer for IBM.

David J. McLachlan was from 1989 to 1999 the Executive Vice President and Chief Financial Officer to Genzyme Corporation, a biotechnology company. Mr. McLachlan is currently a senior advisor to Genzyme's chairman and CEO. Prior to joining Genzyme, Mr. McLachlan served as Vice President, Finance of Adams-Russell Company, an electronic component supplier and cable television franchise owner. Mr. McLachlan also serves on the Boards of Directors of Dyax Corporation, a biotechnology company, and HEARx, Ltd., a hearing care services company.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

Arthur Pappas is President and Chairman of Astrodyne Corp., a manufacturer of power supplies. He has co-founded three technology companies- Datel Systems, Inc., a manufacturer of data conversion products, Power General Corporation, a manufacturer of switching power supplies, and Metra-Byte Corporation, a manufacturer of measurement and control products for personal computers.

Sidney Topol is a director of the Public Broadcasting System, President of The Topol Group LLC,a consulting and investment company, and honorary director of Scientific-Atlanta, Inc. He was President of Scientific-Atlanta, Inc. from 1971 to 1983, its Chief Executive Officer from 1975 to 1987 and Chairman of its Board from 1978 to 1990. Prior to 1971, Mr. Topol held various executive positions with Raytheon Company.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 11   EXECUTIVE COMPENSATION

The following table presents information about total compensation during the last three completed fiscal years, of the Chief Executive Officer and the four next most highly compensated persons serving as executive officers during the year (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                             Annual Compensation      Compensation Awards
                                            ----------------------   ----------------------
           Name and               Fiscal                             Restricted   Securities        All Other
           Principal               Year       Salary       Bonus       Stock      Underlying      Compensation
           Position               Ended        ($)          ($)       Awards(#)   Options(#)         ($)(1)
--------------------------------------------------------------------------------------------------------------

David Aldrich .................  3/31/02    $ 351,154    $      --       --         160,000          $ 8,550
        President and CEO         4/1/01    $ 336,615    $      --       --         150,000          $ 8,550
                                  4/2/00    $ 278,269    $ 284,800       --         120,000          $ 6,839

Ding-Yuan Day  ................  3/31/02    $ 171,135    $  49,500       --          30,000          $ 5,234
         Vice President,          4/1/01     $120,577    $      --       --          74,000          $ 1,872
      Process Development

Richard Langman ..............   3/31/02    $ 244,730    $      --       --          45,000          $ 7,370
    Vice President, President     4/1/01    $ 233,846    $      --       --          42,000          $ 5,169
       of Trans-Tech, Inc.        4/2/00    $ 223,269    $ 173,000       --          20,000    (2)   $63,620

Ljubisa Ristic.................  3/31/02    $ 220,673    $  47,126       --          40,000    (2)   $47,590
   Vice President, Technology     4/1/01      $77,885    $  30,803       --          75,000          $ 1,796
    And Business Development

Paul Vincent ..................  3/31/02    $ 226,385    $      --       --          50,000          $ 8,454
    Vice President, Treasurer,    4/1/01    $ 217,462    $      --       --          60,000          $ 9,681
     Chief Financial Officer,     4/2/00    $ 190,192    $ 186,400       --          50,000          $ 8,571
            Secretary

(1) "All Other Compensation" includes premiums paid for certain relocation expenses (as noted), service awards and Alpha's contributions to the employee's 401(k) Plan account (including contributions for the fourth quarter of each fiscal year, which were included in the year of accrual but not distributed until the subsequent fiscal year).

(2) Includes $57,858 and $41,157 for relocation expenses paid to Mr. Langman and Mr. Ristic during fiscal 2000 and 2002, respectively.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

The following tables provide information about stock options granted and exercised by each of the Named Executives in fiscal 2002 and the value of options held by each at March 31, 2002:

                        OPTION GRANTS IN LAST FISCAL YEAR

                             Number of      Percent of                                  Potential Realizable
                            Securities        Total                                      Value at Assumed
                            Underlying       Options         Exercise                  Annual Rates of Stock
                              Options       Granted to       or Base                    Price Appreciation for
                              Granted      Employees in       Price     Expiration           Option Term
          Name                  (#)        Fiscal Year      ($/Share)      Date            5%           10%
--------------------------------------------------------------------------------------------------------------
David Aldrich                 160,000           5.8%         $ 13.56     4/4/2011     $1,364,752    $3,458,549

Ding-Yuan Day                  30,000           1.1%         $ 13.56     4/4/2011     $  255,834    $  648,334

Richard Langman                45,000           1.6%         $ 13.56     4/4/2011     $  383,836    $  972,717

Ljubisa Ristic                 40,000           1.5%         $ 13.56     4/4/2011     $  341,112    $  864,446

Vincent, Paul                  50,000           1.8%         $ 13.56     4/4/2011     $  426,485    $1,080,796

The options vest at a rate of 25% per year commencing one year after the date of grant, provided the holder of the option remains employed by Alpha. Options may not be exercised beyond three months after the holder ceases to be employed by Alpha, except in the event of termination by reason of death, retirement or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination. The assumed annual rates of stock price appreciation stated in the table are dictated by regulations of the Securities and Exchange Commission, and are compounded annually for the full term of the options; actual outcomes may differ.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                         Number of Securities            Value of Unexercised
                              Shares                          Underlying                    In-The-Money
                             Acquired                   Unexercised Options at                Options at
                                On         Value          March 31, 2002(#)               March 31, 2002($)
                             Exercise     Realized    ---------------------------    ----------------------------
        Name                    (#)         ($)       Exercisable   Unexercisable    Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------
David Aldrich ...........     55,000      1,776,440      124,500       389,500        $  481,116       $ 800,530
Ding-Yuan Day ...........      2,718         44,140       20,406        95,900        $   59,800       $  98,298
Richard Langman .........     54,000      1,882,273      130,500        88,500        $1,530,000       $  75,915
Ljubisa Ristic ..........         --             --       18,750        96,250        $       --       $  67,480
Paul Vincent ............     24,400        844,441      149,000        39,000        $  292,488       $ 359,342

The values of unexercised options in the foregoing table are based on the difference between the $15.25 closing price of Alpha's common stock at the end of the 2002 fiscal year on the Nasdaq National Market, and the respective option exercise price.

EXECUTIVE COMPENSATION

Alpha's executives are eligible for awards of nonqualified stock options, incentive stock options and restricted stock awards under Alpha's applicable stock option plans. These stock options plans are administered by the Compensation Committee of the Board of Directors. Generally, the exercise price at which an executive may purchase Alpha common stock pursuant to a stock option is the fair market value of Alpha common stock on the date of grant. Stock options are granted subject to restrictions on vesting, with equal portions of the total grant generally vesting over a period of four years. Alpha stock options are subject to forfeiture (after certain grace periods) upon termination of employment, retirement, disability or death. Restricted stock awards involve the issuance of shares of common stock which may not be transferred or otherwise encumbered, subject to certain exceptions, for varying amounts of time, and which will be forfeited, in whole or in part, if the executive terminates his or her employment with Alpha. No restricted stock awards were made in fiscal 2002; stock option grants to the Named Executives during the fiscal year are discussed above under the caption "Option Grants in Last Fiscal Year".

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

Senior executives of the Company are also eligible to receive target incentive compensation under which a percentage of each executive's total cash compensation is tied to the accomplishment of specific financial objectives during the 2002 fiscal year. As a result of a challenging economic and business environment during the fiscal year, Alpha did not achieve the annual performance targets set by the Board of Directors, and no incentive bonuses were paid to senior executives with respect to fiscal 2002.

Senior executives also may participate in Alpha's Executive Compensation Plan (the "Executive Compensation Plan"), an unfunded, non-qualified deferred compensation plan, under which participants may defer a portion of their compensation. Deferred amounts are held in a trust. Participants defer recognizing taxable income on the amount held for their benefit until the amounts are paid. Alpha, in its sole discretion, may make additional contributions to the accounts of participants. Participants normally receive the deferred amounts upon retirement. Special rules are provided for distributions in the case of a participant's death or disability, a change in control of Alpha, early retirement, and unforeseen emergencies. The Named Executives each participated in the Executive Compensation Plan during the 2002 fiscal year. Alpha did not make any discretionary contributions to their accounts during fiscal 2002.

COMPENSATION OF DIRECTORS

Directors who are not employees of Alpha are paid a quarterly retainer of $3,375 plus an additional $1,000 for each full-day meeting (including separate committee meetings) attended. Directors who serve as chairman of a committee of the Board of Directors receive an additional quarterly retainer of $250. In addition, each new non-employee director receives an option to purchase 45,000 shares of common stock immediately following the earlier of Alpha's Annual Meeting of Stockholders at which the director is first elected by the stockholders or following his initial appointment by the Board of Directors. In addition, following each Annual Meeting of Stockholders each director who is continuing in office or re-elected receives an option to purchase 15,000 shares of common stock. The exercise price of stock options granted to directors is the fair market value on the day of grant. During fiscal 2001 and prior years, option grants to directors were made from the 1994 and 1997 Non-Qualified Stock Option Plans for Non-Employee Directors. Stock option grants to directors for fiscal 2002 were made under the 2001 Directors' Stock Option Plan.

EMPLOYMENT AND SEVERANCE AGREEMENTS

Alpha does not have any employment agreements with any of the Named Executives.

Alpha has severance agreements with the Messrs. Aldrich, Langman and Vincent under which each is entitled to receive various benefits in the event that his employment is terminated within two years after a change in control of Alpha, or if his employment is terminated by Alpha at any time without good cause. In these cases, the officer will receive two years of salary continuation, and all of the officer's stock options will vest immediately. Mr. Aldrich's severance agreement provides that he is also entitled to various benefits in the event he voluntarily terminates his employment for certain reasons. The term of these agreements is indefinite.

Alpha has a severance agreements with Mr. Ristic under which he is entitled to receive various benefits in the event that his employment is terminated within one year after a change in control of Alpha occurring before November 1, 2002, or if his employment is terminated by Alpha before October 30, 2002 without good cause. In these cases, Mr. Ristic will receive one year of salary continuation.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table states information concerning the beneficial ownership of common stock as of June 25, 2002 by: (i) each person known by us to own beneficially five percent or more of our outstanding shares of common stock,
(ii) each director, (iii) each Named Executive (as listed below), and (iv) all our directors and executive officers as a group.

                                                                            BENEFICIAL        PERCENT OF
NAMES AND ADDRESSES OF BENEFICIAL OWNERS(2)                                OWNERSHIP(2)         CLASS
-------------------------------------------                                ------------       ----------
David Aldrich(1) ........................................................    267,247              (*)
Ding-Yuan Day(1) ........................................................     70,577              (*)
Timothy Furey(1) ........................................................     54,750              (*)
James Henderson(1) ......................................................     43,342              (*)
George Kariotis(1) ......................................................     19,135              (*)
Richard Langman(1) ......................................................    163,426              (*)
Thomas Leonard(1) .......................................................    119,228              (*)
David McLachlan(1).......................................................     13,850              (*)
Ljubisa Ristic(1)........................................................     29,174              (*)
Arthur Pappas(1) ........................................................     31,750              (*)
Sidney Topol(1) .........................................................     39,750              (*)
Paul Vincent(1) .........................................................    141,474              (*)
All directors and executive officers as a group(1) ......................    993,773             2.2%

Putnam Investments, Inc.
One Post Office Square, Boston, MA  02109  (3) ..........................  2,736,393             6.2%

A I M Management Group Inc.
11 Greenway Plaza, Suite 100, Houston, TX  77046  (4) ...................  3,335,818             7.5%

-------------
(*)  Less than one percent.

(1) Includes beneficial ownership of shares under the Alpha Savings and Retirement Plan (the "401(k) Plan") and shares that may be acquired within sixty days after June 25, 2002 pursuant to stock options ("current options"), as follows: Aldrich - 5,225 shares under the 401(k) Plan and 214,250 shares under current options; Day - 397 shares in the 401(k) Plan and 39,100 shares under current options; Furey - 54,750 shares under current options; Henderson - 36,750 shares under current options; Kariotis
     - 329 shares in the 401(k) Plan and 18,750 shares under current options; Langman - 1,276 shares in the 401(k) Plan and 151,000 shares under current options; Leonard - 8,026 shares in the 401(k) Plan and 56,250 shares under current options; Pappas - 9,750 shares under current options; Ristic - 424 shares in the 401(k) Plan and 28,750 shares under current options; Topol - 21,750 shares under current options; Vincent - 10,046 shares in the 401(k) Plan and 69,000 shares under current options; executive officers and directors as a group - 25,793 shares in the 401(k) Plan and 711,350 shares under current options.

(2) Unless otherwise noted, the address of each person listed on the table is c/o Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, Massachusetts 01801. Unless otherwise noted, stockholders have sole voting and dispositive power with respect to shares, except to the extent such power may be shared by a spouse.

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

(3) As reported by Putnam Investments, LLC. on behalf of Putnam Investment Management, LLC. and The Putnam Advisory Company LLC. on Schedule 13G filed with the Securities and Exchange Commission dated February 5, 2002. According to such Schedule, the shareholder(s) had only shared voting power with respect to 696,573 shares and shared dispositive powers with respect to 2,736,393 shares.

(4) As reported by A I M Management Group Inc. on behalf of A I M Advisors, Inc., A I M Capital Management, Inc., and AIM Private Asset Management, Inc. on Schedule 13G filed with the Securities and Exchange Commission dated February 6, 2002.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning severance agreements with Alpha's executive officers is described at Item 10, above. There are no other relationships or transactions reportable under the regulations of the Securities and Exchange Commission.



                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Index to Financial Statements

          The financial statements filed as part of this report are listed on the index appearing on page 26.

     2.   Index to Financial Statement Schedules

          The following financial statement schedule is filed as part of this report (page reference is to this report):

             Schedule II Valuation and Qualifying Accounts (page 62)

          Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

     3.   Exhibits

          No.       Description
          ---       -----------

          2.a Agreement and Plan of Merger, dated as of February 10, 2000, by and among Alpha Industries, Inc., Aries Acquisition Corporation and Network Device, Inc. (1)

          2.b Agreement and Plan of Reorganization dated as of December 16, 2001 by and among Conexant Systems, Inc., Washington Sub, Inc. and Alpha Industries, Inc (excluding exhibits).
                    (18)

          2.c Contribution and Distribution Agreement dated as of December 16, 2001 by and between Conexant Systems, Inc and Washington Sub, Inc. (excluding exhibits). (18)

          2.d Mexican Stock and Asset Purchase Agreement dated as of December 16, 2001 by and between Conexant Systems, Inc. and Washington Sub, Inc. (excluding exhibits). (18)

          2.e U.S. Asset Purchase Agreement dated as of December 16, 2001 by and between Conexant Systems, Inc. and Alpha Industries, Inc. (excluding exhibits). (18)

          3.a       Restated Certificate of Incorporation (2)

          3.b Amended and restated By-laws of the Corporation dated April 30, 1992 (3)

          3.c Certificate of Amendment of Restated Certificate of Incorporation of Alpha Industries, Inc., dated March 30, 2000 (15)

          4.a       Specimen Certificate of Common Stock (2)

          4.b Loan and Security Agreement dated December 15, 1993 between Trans-Tech, Inc., and County Commissioners of Frederick County (4)

          10.a Alpha Industries, Inc., 1986 Long-Term Incentive Plan as amended (5)*

          10.b Alpha Industries, Inc., Long-Term Compensation Plan dated September 24, 1990 (6); amended March 28, 1991 (7); and as further amended October 27, 1994 (8)*

          10.c Severance Agreement dated April 1, 2001 between the Registrant and David J. Aldrich (9)*

          10.d Severance Agreement dated January 14, 1997 between the Registrant and Richard Langman (9)*

          10.e Consulting Agreement dated August 13, 1992 between the Registrant and Sidney Topol (10)*

          10.f Alpha Industries, Inc., 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (5)*

          10.g Alpha Industries Executive Compensation Plan dated January 1, 1995 and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995 (8)*

          10.h Severance Agreement dated September 4, 1998 between the Registrant and Paul E. Vincent (11)*

          10.i Alpha Industries, Inc., 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (12)*

          10.j Severance Agreement dated September 13, 1999 between the Registrant and Thomas C. Leonard (13)*

          10.k Purchase and Sale Agreement dated July 27, 2000 between the Registrant and C.R. Bard, Inc. (14)

          10.l      Alpha Industries, Inc. 1996 Long-Term Incentive Plan (16)*

          10.m      Alpha Industries, Inc. Directors' 2001 Stock Option Plan
                    (17)*

          10.n      Alpha Industries, Inc. 1999 Long-Term Incentive Plan (19)*

          10.o Alpha Industries, Inc. Amended and Restated Employee Stock Purchase Plan

          10.p      Alpha Industries, Inc. Non-Qualified Employee Stock Purchase
                    Plan

          11        Statement regarding computation of per share earnings. See
                    Note 1 to the Consolidated Financial Statements

          21        Subsidiaries of the Registrant

          23        Consent of Independent Auditors

                 ----------------------------------------------

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

     (6) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1992.

     (7) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1993.

     (8) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 1995.

     (9) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001.

     (10) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 1994.

     (11) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998.

     (12) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

     (13) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999.

     (14) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2000.

     (15) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (Registration No. 33-63818).

     (16) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 1, 2001.

     (17) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

     (18) Incorporated by reference to the exhibits filed with our Form 8-K dated December 16, 2001.

     (19) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (Registration No. 333-85024)

(b)  Reports on Form 8-K

          On March 15, 2002, a Form 8-K was filed stating that that Company signed a definitive agreement to acquire all of the outstanding shares of capital stock of Aimta, Inc., a developer of Low Temperature Co-Fired Ceramics (LTCC) for wireless handsets.

          On May 2, 2002, a Form 8-K was filed which served to incorporate the Company's press release dated April 30, 2002 by reference into the registration statement accepted by the Securities and Exchange Commission on May 10, 2002.

(c)  Exhibits

          The exhibits required by Item 601 of Regulation S-K are FILED HEREWITH and INCORPORATED BY REFERENCE herein. The response to this portion of
          Item 14 is submitted under Item 14 (a) (3).

                                         ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALPHA INDUSTRIES, INC.

                                  (REGISTRANT)

                            BY: /s/ DAVID J. ALDRICH
                               --------------------------------
                                DAVID J. ALDRICH, PRESIDENT

Date: June 24, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 24, 2002.

   Signature and Title                                 Signature and Title
   -------------------                                 -------------------

/s/ THOMAS C. LEONARD                             /s/ TIMOTHY R. FUREY
----------------------------------                ------------------------------
Thomas C. Leonard                                 Timothy R. Furey
Chairman of the Board                             Director


/s/ DAVID J. ALDRICH                              /s/ JAMES W. HENDERSON
----------------------------------                ------------------------------
David J. Aldrich                                  James W. Henderson
Chief Executive Officer                           Director
President and Director

/s/ PAUL E. VINCENT                               /s/ GEORGE S. KARIOTIS
----------------------------------                ------------------------------
Paul E. Vincent                                   George S. Kariotis
Chief Financial Officer                           Director
Principal Financial Officer
Principal Accounting Officer
Secretary                                         /s/ DAVID MCLACHLAN
                                                  ------------------------------
                                                  David McLachlan
                                                  Director

                                                  /s/ ARTHUR PAPPAS
                                                  ------------------------------
                                                  Arthur Pappas
                                                  Director

                                                  /s/ SIDNEY TOPOL
                                                  ------------------------------
                                                  Sidney Topol
                                                  Director

ALPHA INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                    CHARGED
                                        BALANCE AT  TO COSTS                 BALANCE AT
                                        BEGINNING     AND                      END OF
DESCRIPTION                              OF YEAR    EXPENSES    DEDUCTIONS      YEAR
---------------------------------------------------------------------------------------

Year Ended March 31, 2002
 Allowance for doubtful accounts ....    $  921      $  702       $  419        $1,204
 Reserve for sales returns ..........    $2,170      $2,805       $3,020        $1,955

Year Ended April 1, 2001
 Allowance for doubtful accounts ....    $  796      $  434       $  309        $  921
 Reserve for sales returns ..........    $  738      $2,326       $  894        $2,170

Year Ended April 2, 2000
 Allowance for doubtful accounts ....    $  741      $  418       $  363        $  796
 Reserve for sales returns ..........    $  514      $1,145       $  921        $  738