Form 10-Q
period 2002-06-28
SKYWORKS SOLUTIONS INC
filed 2002-08-12
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2002

                          Commission file number 1-5560

                            SKYWORKS SOLUTIONS, INC.
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                               OUTSTANDING AT JULY 26,2002
--------------------------------------           ---------------------------
COMMON STOCK, PAR VALUE $.25 PER SHARE                   137,510,275

                                       Skyworks Solutions, Inc. and Subsidiaries


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            PAGE

PART 1      FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Consolidated Balance Sheets - June 30, 2002 (Unaudited) and
          September 30, 2001...............................................   3

       Consolidated Statements of Operations - Three and Nine Months
          EndedJune 30, 2002 and June 30, 2001 (Unaudited).................   4

       Consolidated Statements of Cash Flows - Nine Months Ended
          June 30, 2002 and June 30, 2001 (Unaudited)......................   5

       Notes to Interim Consolidated Financial Statements..................   6

   Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................  15

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....  36

PART 2      OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders............  37

   Item 6 - Exhibits and Reports on Form 8-K...............................  37


--------------------------------------------------------------------------------

Skyworks Solutions, Inc. and Subsidiaries


PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)


                                                                          JUNE 30,      SEPTEMBER 30,
                                                                            2002            2001
                                                                        -----------     -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................................      $    55,276       $   1,998
  Short-term investments .........................................           35,422              --
  Receivables, net of allowance for doubtful accounts of
    $0 and $3,206 ................................................           24,344          40,754
  Inventories ....................................................           59,503          37,383
  Other current assets ...........................................           10,332           3,225
                                                                        -----------       ---------
       Total current assets ......................................          184,877          83,360
Property, plant and equipment, less accumulated depreciation and
  amortization of  $307,134 and $284,879 .........................          148,328         169,547
Goodwill and intangible assets, less accumulated amortization
  of $31 and $20,594 .............................................          940,572          57,606
Deferred income taxes ............................................           23,737              --
Other assets .....................................................            8,477           3,774
                                                                        -----------       ---------
       Total assets ..............................................      $ 1,305,991       $ 314,287
                                                                        ===========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...........................      $       129       $      --
  Short-term note payable to Conexant.............................          150,000              --
  Accounts payable ...............................................           16,573           2,653
  Accrued compensation and benefits ..............................           14,476          12,363
  Other current liabilities ......................................          105,305           7,804
                                                                        -----------       ---------
       Total current liabilities .................................          286,483          22,820
Long-term debt, less current maturities ..........................               73
Long-term liabilities ............................................            4,472           3,806
                                                                        -----------       ---------
          Total liabilities ......................................          291,028          26,626

Commitments and contingencies ....................................               --              --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: 25,000 authorized, no shares issued               --              --
Common stock, $0.25 par value: 525,000 shares authorized;
  137,368 shares issued and outstanding ..........................           34,342              --
Additional paid-in capital .......................................        1,149,466              --
Retained earnings (accumulated deficit) ..........................         (168,710)             --
Deferred compensation, net of accumulated amortization of $2 .....             (135)             --
Conexant's net investment ........................................               --         287,661
                                                                        -----------       ---------
       Total stockholders' equity ................................        1,014,963         287,661
                                                                        -----------       ---------
       Total liabilities and stockholders' equity ................      $ 1,305,991       $ 314,287
                                                                        ===========       =========


       See accompanying notes to these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                    ------------------------      ------------------------
                                                       2002           2001          2002            2001
                                                    ---------      ---------      ---------      ---------
Net revenues:
  Third parties ...............................     $ 102,435      $  42,310      $ 283,124      $ 157,411
  Conexant ....................................        10,545          8,735         23,972         36,633
                                                    ---------      ---------      ---------      ---------
       Total net revenues .....................       112,980         51,045        307,096        194,044
                                                    ---------      ---------      ---------      ---------
Cost of goods sold:
  Third parties ...............................        85,737         55,137        221,712        224,986
  Conexant ....................................         7,180          8,322         19,934         34,918
                                                    ---------      ---------      ---------      ---------
       Total cost of goods sold ...............        92,917         63,459        241,646        259,904
                                                    ---------      ---------      ---------      ---------
Gross margin ..................................        20,063        (12,414)        65,450        (65,860)
Operating expenses:
  Research and development ....................        31,653         26,571         95,454         82,954
  Selling, general and administrative .........        10,380         12,681         32,103         46,769
  Amortization of intangible assets ...........         3,579          3,808         11,802         11,352
  Purchased in-process research and development        65,500             --         65,500             --
  Special charges .............................       114,837         86,627        114,902         88,473
                                                    ---------      ---------      ---------      ---------
       Total operating expenses ...............       225,949        129,687        319,761        229,548
                                                    ---------      ---------      ---------      ---------
Operating (loss) ..............................      (205,886)      (142,101)      (254,311)      (295,408)
Other (loss) income, net ......................          (117)            23            (58)            75
                                                    ---------      ---------      ---------      ---------
(Loss) before income taxes ....................      (206,003)      (142,078)      (254,369)      (295,333)
(Credit) provision for income taxes ...........       (24,058)           347        (19,788)         1,216
                                                    ---------      ---------      ---------      ---------
Net (loss) ....................................     $(181,945)     $(142,425)     $(234,581)     $(296,549)
                                                    =========      =========      =========      =========

(Loss) per share, basic and diluted ...........     $   (1.92)     $   (1.64      $   (2.51)     $   (3.49)
                                                    =========      =========      =========      =========

Number of shares used in per share computation         94,519         86,619         93,545         84,990
                                                    =========      =========      =========      =========


       See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


                                                                     NINE MONTHS ENDED
                                                                         JUNE 30,
                                                                 -------------------------
                                                                    2002          2001
                                                                 -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................     $  (234,581)     $(296,549)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation .........................................          35,154         46,864
      Amortization of intangible assets ....................          11,802         11,352
      Amortization of deferred compensation ................               2             --
      Deferred income taxes ................................         (23,737)            --
      Provision for (recoveries of) losses on accounts
         Receivable ........................................          (1,178)         5,782
      In-process research and development charge ...........          65,500             --
      Inventory provisions .................................           2,704         58,710
      Asset impairments ....................................         111,817         86,209
      Loss on sale of assets ...............................             209             40
   Changes in assets and liabilities net of acquisition:
      Receivables ..........................................         (14,843)        29,594
      Inventories ..........................................          (8,273)        (1,929)
      Accounts payable .....................................           7,858         (2,233)
      Accrued expenses and other current liabilities .......          14,297         (1,768)
      Other ................................................          (6,463)        (1,833)
                                                                 -----------      ---------
         Net cash used in operating activities .............         (39,732)       (65,761)
                                                                 -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................         (21,426)       (50,712)
Cash of acquiree ...........................................         102,524             --
Dividend to Conexant .......................................          (3,070)            --
                                                                 -----------      ---------
         Net cash provided by (used in) investing activities          78,028        (50,712)
                                                                 -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Conexant ................................          50,404        116,379
                                                                 -----------      ---------
Net increase (decrease) in cash and cash equivalents .......          88,700            (94)
Cash and cash equivalents at beginning of period ...........           1,998          4,179
                                                                 -----------      ---------
Cash and cash equivalents at end of period .................     $    90,698      $   4,085
                                                                 ===========      =========

Supplemental disclosure of non-cash investing and
   financing activities:
Acquisition of Alpha Industries, Inc. ......................     $ 1,183,105      $      --
                                                                 ===========      =========
Dividend to Conexant .......................................     $   201,646      $      --
                                                                 ===========      =========


       See accompanying notes to these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

On December 16, 2001, Alpha Industries, Inc. (Alpha), Conexant Systems, Inc. (Conexant) and Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into Alpha with Alpha as the surviving entity in the merger. This merger was completed on June 25, 2002. Following the merger, Alpha changed its corporate name to Skyworks Solutions, Inc (the Company).

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (Mexicali operations) for $150 million. For financial accounting purposes, the sale of the Mexicali operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. The accompanying consolidated financial statements include the assets, liabilities, operating results and cash flows of the Washington business and the Mexicali operations for all periods presented, and the results of operations of Alpha from June 25, 2002, the date of acquisition. For purposes of these consolidated financial statements, the Washington business and the Mexicali operations are collectively referred to as Washington/Mexicali.

The merger has been accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the merger was accounted for as a purchase of Alpha, the historical financial statements of Washington/ Mexicali became the historical financial statements of the Company after the merger.

The Company is a leading wireless semiconductor company focused on providing front-end modules, radio frequency (RF) subsystems and complete system solutions to wireless handset and infrastructure customers worldwide. The Company offers a comprehensive family of components and RF subsystems, and also provides complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services. The Company's products are used in dozens of industry-leading handset designs.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature, as well as purchase accounting, restructuring, impairments, and other special charges, necessary to present fairly the financial position, results of operations, and cash flows of the Company. This information should be read in conjunction with the financial statements and notes thereto of Washington/Mexicali contained in the registration statement on Form S-4 filed by the Company with the Securities and Exchange Commission on May 10, 2002 and Form S-3 filed on July 15, 2002.

Skyworks Solutions, Inc. and Subsidiaries

The consolidated financial statements have been prepared using Conexant's historical bases in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity during the periods presents.

Under purchase accounting, the operating results of the acquirer (Washington/Mexicali) are included for all periods being presented, whereas the operating results of the acquiree (Alpha) are included only after the date of acquisition (June 25, 2002) through the end of the period. Therefore, the financial information included herein does not necessarily reflect the combined assets, liabilities, operating results and cash flows of the Company in the future.

Conexant used a centralized approach to cash management and the financing of its operations. Cash deposits from Washington/Mexicali were transferred to Conexant on a regular basis and were netted against Conexant's net investment. As a result, none of Conexant's cash, cash equivalents, marketable securities or debt was allocated to Washington/Mexicali in the financial statements. Cash and cash equivalents in the financial statements, prior to the acquisition, represented amounts held by certain foreign operations of Washington/Mexicali. Changes in equity represented funding from Conexant for working capital and capital expenditure requirements after giving effect to Washington/Mexicali's transfers to and from Conexant for its cash flows from operations through June 25, 2002.

Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements of Washington/Mexicali did not include an allocation of Conexant's debt or the related interest expense. Therefore, the financial statements do not necessarily reflect the financial position and results of operations of Washington/Mexicali had it been an independent company as of the dates, and for the periods, presented.

The financial statements also include allocations of certain Conexant operating expenses for research and development, legal, accounting, treasury, human resources, real estate, information systems, distribution, customer service, sales, marketing, engineering and other corporate services provided by Conexant, including executive salaries and other costs. The operating expense allocations have been determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, Washington/Mexicali. Management believes that the expenses allocated to Washington/Mexicali are representative of the operating expenses that would have been incurred had Washington/Mexicali operated as an independent company.

After the spin-off and the merger, the Company is performing these functions using its own resources or purchased services, including services obtained from Conexant pursuant to a transition services agreement that expires on December 31, 2002 unless extended by mutual agreement.

FISCAL PERIODS -- The Company's fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended June 30, 2002 and 2001 relate to the actual fiscal 2002 third quarter ended June 28, 2002 and the actual fiscal 2001 third quarter ended June 29, 2001, respectively.

2. SHORT-TERM INVESTMENTS

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

                                       Skyworks Solutions, Inc. and Subsidiaries


3. INVENTORIES

     Inventories consist of the following (in thousands):

                             JUNE 30,   SEPTEMBER 30,
                               2002        2001
                             --------   ------------
     Raw materials .....     $13,043      $ 3,626
     Work-in-process ...      40,204       19,164
     Finished goods ....       6,256       14,593
                             -------      -------
                             $59,503      $37,383
                             =======      =======

4. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following at June 30, 2002 (thousands):

     Restructuring charges and exit costs.......       $  9,718
     Accrued purchase obligations...............         55,774
     Accrued take or pay obligations............         13,333
     Product warranty accrual...................         12,970
     Other......................................         13,510
                                                       --------
     Total other current liabilities............       $105,305
                                                       ========

5. DEBT

DEBT CONSISTED OF THE FOLLOWING (IN THOUSANDS):

                                        JUNE 30,     SEPTEMBER 30,
                                          2002           2001
                                        --------     ------------
     Note to Conexant - Current ..      $150,000      $      --
     CDBG Grant - Current ........           129             --
     CDBG Grant - Long-term ......            73             --
                                        --------      ---------
               Total .............      $150,202      $      --
                                        ========      =========

The $150 million short-term promissory notes delivered by the Company to Conexant, are secured by the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003. Interest on the notes is payable quarterly at a rate of 10% per annum for the first ninety days following June 25, 2002, 12% per annum for the next ninety days and 15% per annum thereafter.

The Company obtained a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (CDBG) program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

In addition, the Company has available a short-term $100 million revolving loan facility from Conexant to fund the Company's working capital and other requirements. $75 million of this facility became available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003. There have been no borrowings to date under this revolving facility.

Skyworks Solutions, Inc. and Subsidiaries


6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 ------------------------     -------------------------
                                                     2002          2001           2002          2001
                                                 -----------   ----------     ----------    -----------
Net loss......................................   $ (181,945)   $ (142,425)    $ (234,581)   $ (296,549)
Other comprehensive loss:
  Foreign currency translation adjustments....          409            (9)           307          (236)
                                                 ----------    ----------     ----------    ----------
     Comprehensive loss.......................   $ (181,536)   $ (142,434)    $ (234,274)   $ (296,785)
                                                 ==========    ==========     ==========    ==========

Accumulated other comprehensive loss, comprised of foreign currency translation adjustments was retained by Conexant at June 25, 2002.

7. SPECIAL CHARGES

ASSET IMPAIRMENTS

During the third quarter of fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility. The Company recorded a tax benefit of approximately $23 million in connection with the charge. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services and the related impact on the current and projected outlook.

The Company has experienced a severe decline in factory utilization at Mexicali for non-wireless products and projected decreasing revenues and new order volume. Management believes these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may be impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant, modest volume increases consistent with management's view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our fiscal 2000 acquisition of the Philsar Bluetooth business. Management has determined that the Company will not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line will be discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company's Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-

                                       Skyworks Solutions, Inc. and Subsidiaries


current levels, indicated that the value of the Newbury Park facility may be impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management's view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

RESTRUCTURING CHARGES

During the first nine months of fiscal 2002, the Company reduced its workforce by approximately 140 employees through involuntary severance programs and recorded restructuring charges of approximately $3 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During the first nine months of fiscal 2001, the Company reduced its workforce by approximately 110 employees, including approximately 100 employees in manufacturing operations. Restructuring charges of $1.8 million were recorded for such actions and were based upon estimates of the cost of severance benefits for the affected employees. Substantially all amounts accrued for these actions are expected to be paid within one year.

The following table summarizes the activity in the restructuring accrual included as a component of accrued expenses from September 30, 2001 through June 30, 2002 (in thousands):

                                                            Fiscal 2002      Fiscal 2002
                                             Fiscal 2001     workforce    facility closings
                                               actions      reductions        and other         Total
                                             -----------    -----------   -----------------    -------
Restructuring balance, September 30, 2001      $   724         $    --         $   --          $   724
Charged to costs and expenses ...........           65           2,923             97            3,085
Cash payments ...........................         (505)         (1,403)            --           (1,908)
                                               -------         -------         ------          -------
Restructuring balance, June 30, 2002 ....      $   284         $ 1,520         $   97          $(1,901)
                                               =======         =======         ======          =======


8. SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

The Company is organized into one reportable segment.

SIGNIFICANT CUSTOMERS

During the three months ended June 30, 2002, two customers accounted for approximately 37% and 10% of the Company's net revenues from third parties, respectively. During the three months ended June 30, 2001, three customers accounted for approximately 48%, 14% and 10%, respectively, of the Company's net revenues from third parties. For the nine months ended June 30, 2002, one customer accounted for approximately 45% of the Company's net revenues from third parties. For the nine months ended June 30, 2001, three customers accounted for approximately 41%, 20% and 11%, respectively, of the Company's net revenues from third parties. As of June 30, 2002 and September 30, 2001, two customers accounted for approximately 25% and 12% and two customers accounted for approximately 63% and 13%, respectively, of the Company's gross accounts receivable. Revenues

Skyworks Solutions, Inc. and Subsidiaries


derived from customers located in the Americas, Asia-Pacific and Europe/Middle East/Africa regions were 4%, 91% and 5%, respectively of net revenues from third parties for the three and nine months ended June 30, 2002.

9. INCOME (LOSS) PER SHARE

Prior to the merger with Alpha Industries, Inc., Conexant's wireless business had no separate capitalization. Income (loss) per share for the periods prior to the merger are restated as if Conexant's wireless business had been a stand alone entity for all periods presented. Income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share did not include the effect of stock options and a warrant outstanding during the period because their effect was antidilutive. Loss per share for periods prior to the merger with Alpha are based on the number of equivalent shares received by the shareholders of Conexant's Wireless Business.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                      THREE MONTH               NINE MONTH
                                                     PERIODS ENDED             PERIODS ENDED
                                                        JUNE 30,                 JUNE 30,
                                               -----------------------    -----------------------
                                                  2002          2001        2002          2001
                                               ---------     ---------    ---------     ---------

Net loss ...................................   $(181,945)    $(142,425)   $(234,581)    $(296,549)

Weighted average shares outstanding-basic ..      94,519        86,619       93,545        84,990

Effect of dilutive stock options and warrant          --            --           --            --
                                               ---------     ---------    ---------     ---------

Weighted average shares outstanding-diluted       94,519        86,619       93,545        84,990
                                               =========     =========    =========     =========

Basic and diluted loss per share ...........   ($   1.92)    ($   1.64)   ($   2.51)    ($   3.49)
                                               =========     =========    =========     =========

For the period ended June 30, 2002, options and a warrant to purchase approximately 32.8 million shares were outstanding but not included in the computation of diluted (loss) earnings per share because their effect would have been antidilutive. For the period ended June 30, 2001, options to purchase approximately 28.7 million shares were outstanding but not included in the computation of diluted (loss) earnings per share because their effect would have been antidilutive.

10. COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company or its subsidiaries, including those pertaining to acquisitions, product liability, intellectual property, environmental, safety and health, and employment matters.

The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could materially and adversely affect the financial condition or results of operations of the Company. Based on its evaluation of matters which are pending or asserted, and taking into account any reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Under supply agreements entered into in connection with the merger, the Company will receive wafer fabrication, wafer probe and certain other services from the Newport Beach, California foundry joint venture's wafer fabrication facility (a joint venture of Conexant and The Carlyle Group) and we will provide wafer fabrication, wafer probe, final test and other services to Conexant at our Newbury Park facility, in each case, for a three-year period after the merger. We will also provide semiconductor assembly and test services to Conexant at our Mexicali facility. The

                                       Skyworks Solutions, Inc. and Subsidiaries


price for the services under the agreements in the first year will be the actual cost of the services. In the second year the price will be the average of (1) the actual cost in the first year and (2) the market price (determined prior to the start of the second year) of the services. In the third year the price will be based on the market price of the services.

During the term of the supply agreements with the Newport Beach, California foundry joint venture, our unit cost of goods supplied by the Newport Beach foundry joint venture will continue to be affected by the level of utilization of the Newport Beach foundry joint venture's wafer fabrication facility and other factors outside our control. Under these supply agreements, we are committed to obtain a minimum level of service from the Newport Beach, California foundry joint venture. We estimate that our obligation under these agreements will result in excess costs of approximately $13.3 million and we have recorded this liability and charged to cost of sales in the current period. In addition, our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

11. BUSINESS COMBINATIONS

On December 16, 2001, Alpha (the predecessor to the Company), Conexant and Washington, entered into a definitive agreement providing for the combination of Conexant's wireless business with the Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into Alpha with Alpha as the surviving entity in the merger. This merger was completed on June 25, 2002. Following the merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (the Mexicali operations) for $150 million. For financial accounting purposes, the sale of the Mexicali operations by Conexant to the Company was treated as if Conexant had contributed the Mexicali operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant.

The merger has been accounted for as a reverse acquisition whereby Washington is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the Company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha is based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Accordingly, the historical financial statements of Washington/ Mexicali became the historical financial statements of Skyworks Solutions after the merger.

In connection with the acquisition, the Company identified duplicate facilities resulting in a write-down of fixed assets with historical carrying values of $92.4 million to $20.2 million, reduction in workforce of approximately 210 employees at a cost of $4.8 million and facility exit or closing costs of $3.0 million. The effects of these actions are reflected in the purchase price allocation below.

The total purchase price was valued at approximately $1.2 billion and is summarized as follows:

 (IN THOUSANDS)

Fair market value of Alpha Industries common stock.......... $ 1,054,111
Fair value of Alpha Industries stock options ...............      95,388
Estimated transaction costs of acquirer.....................      33,606
                                                             -----------
     Total.................................................. $ 1,183,105
                                                             ===========

Skyworks Solutions, Inc. and Subsidiaries


The purchase price was allocated as follows:

(IN THOUSANDS)
Working capital...................................   $   120,474
Property, plant and equipment.....................        58,700
Amortized intangible assets.......................        34,082
Unamortized intangible assets.....................         2,300
Goodwill..........................................       904,221
In-process research and development...............        65,500
Long-term debt....................................           (73)
Other long-term liabilities.......................        (2,236)
Deferred compensation.............................           137
                                                     -----------
     Total........................................   $ 1,183,105
                                                     ===========

The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the June 25, 2002 acquisition had occurred as of the beginning of the periods presented. This information gives effect to certain adjustments including increased amortization of intangibles and increased interest expense related to debt issued in conjunction with the acquisition. In-process research and development of $65.5 million and other merger-related expenses of $28.8 million have been excluded from the pro forma results as they are non-recurring and not indicative of normal operating results. This information is provided for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginnings of the periods presented, nor is it necessarily indicative of any future operating results.


(IN THOUSANDS)                                 THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                               ---------------------------      --------------------------
                                                   2002            2001           2002             2001
                                                ---------       ---------       ---------       ---------
Net revenue ..............................      $ 137,022       $  83,266       $ 392,418       $ 358,944
Net loss .................................      $(166,925)      $(153,678)      $(240,227)      $(297,053)
Net loss per share (basic and diluted) ...      $   (1.22)      $   (1.17)      $   (1.75)      $   (2.30)
                                                =========       =========       =========       =========

                                       Skyworks Solutions, Inc. and Subsidiaries

12. RECAPITALIZATION

The following table reconciles the changes in Conexant's net investment and stockholders' equity for the nine months ended June 30, 2002 as a result of the spin-off of the Wireless Division and Mexicali operations of Conexant and the subsequent acquisition of Alpha Industries, Inc.

The dividend to Conexant represents the payment for the Mexicali operations ($150 million), the net assets retained by Conexant in connection with the spin-off, primarily accounts receivable net of accounts payable, and the assumption of certain Conexant liabilities by the Company.



                                    Conexant's Net      Common                     Accumulated       Deferred
                                      Investment        Stock        APIC             Deficit      Compensation
                                    --------------      ------     ---------       -----------     ------------
BALANCE AS OF OCTOBER 1, 2001         $ 287,661            --             --              --             --

Net transfers from Conexant              17,098            --             --              --             --

Dividend                               (204,716)           --             --              --             --

Net loss from October 1, 2001
  to June 25, 2002                      (65,871)           --             --              --             --

Recapitalization as a result
  of purchase accounting under
  a reverse acquisition                 (34,172)       34,342      1,149,466)             --           (137)

Amortization of deferred
  compensation                               --            --             --              --              2

Net loss for period from June 26
  to June 28, 2002                           --            --             --        (168,710)            --
                                      ---------        ------      ---------        --------           ----
BALANCE AS OF JUNE 30, 2002           $      --        34,342      1,149,466        (168,710)          (135)
                                      =========        ======      =========        ========           ====

As of June 30, 2002, the Company has authorized 525 million shares of common stock, par value $0.25 per share and 25 million shares of preferred stock, without par value. At June 30, 2002, no preferred shares had been issued and approximately 137.4 million shares of common stock was issued and outstanding.

As of June 30, 2002, 35.5 million shares were authorized for grant under the Company's long-term incentive equity-based plans. Approximately, 31.8 million options to purchase the Company's common stock and a warrant to purchase approximately 1.0 million shares of the Company's common stock were outstanding at June 30, 2002.

Skyworks Solutions, Inc. and Subsidiaries


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Washington business and the Mexicali operations should be read together with the Combined Financial Statements of the Washington business and the Mexicali operations and the notes thereto included in the proxy statement/prospectus-information statement forming a part of the Company's registration statement on Form S-4, as amended, filed with the Securities and Exchange Commission on May 10, 2002 and on Form S-3, filed with the Securities and Exchange Commission on July 15, 2002 and the financial statements and the notes thereto appearing elsewhere in those documents.

OVERVIEW

Skyworks is a leading wireless semiconductor company focused on providing front-end modules, radio frequency (RF) subsystems and complete system solutions to wireless handset and infrastructure customers worldwide. We offer a comprehensive family of components and RF subsystems, and also provides complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services. Our products are used in dozens of industry-leading handset designs.

We operate a gallium arsenide semiconductor wafer fabrication facility in Newbury Park, California to meet a portion of our wafer requirements. We have historically provided substantially all of Conexant's requirements for gallium arsenide wafers. Revenues from Conexant for these products totaled $0.4 million and $1.1 million for the current quarter and nine months of fiscal 2002, respectively.

We also operate a semiconductor assembly and test facility in Mexicali, Mexico and related operations. Our Mexicali operations have historically provided a substantial portion of our requirements and Conexant's requirements for semiconductor assembly and test services. Revenues from Conexant for semiconductor assembly and test services totaled $10.5 million and $24.0 million for the current quarter and nine months of fiscal 2002, respectively.

We have entered into various agreements with Conexant providing for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from us. We have also entered into agreements with Conexant providing for the supply to us of transition services by Conexant and silicon-based wafer fabrication services by the Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. Historically, we have obtained a portion of our silicon-based semiconductors from the Newport Beach wafer fabrication facility. We currently expect that we will initially be obligated to obtain substantially the same volume under the supply agreement with the Newport Beach, California foundry joint venture as we historically obtained from Conexant.

The wireless communications semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Our operating results have been, and our operating results may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers' products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from suppliers, new product and technology introductions by competitors, changes in the mix of products produced and sold, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and this trend is expected to continue in the future.

                                       Skyworks Solutions, Inc. and Subsidiaries


BASIS OF PRESENTATION

On December 16, 2001, Alpha Industries, Inc. (the predecessor to Skyworks Solutions, Inc.), Conexant Systems, Inc. (Conexant) and Washington Sub, Inc. (Washington), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger of this wireless business into Alpha with Alpha as the surviving entity in the merger. This merger was completed on June 25, 2002. Following the merger, Alpha changed its corporate name to Skyworks Solutions, Inc. (the Company).

Immediately following completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (the Mexicali operations) for $150 million. For financial accounting purposes, the sale of the Mexicali operations by Conexant to the Company was treated as if Conexant had contributed the Mexicali operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant.

The merger has been accounted for as a reverse acquisition whereby Washington is treated as the acquirer and Alpha as the acquiree primarily because Conexant shareholders owned a majority of the combined company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha is based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Accordingly, the historical financial statements of Washington/ Mexicali became the historical financial statements of Skyworks Solutions after the merger.

Under purchase accounting, the operating results of the acquirer (Washington/Mexicali) are included for entire periods being presented, whereas the operating results of the acquiree (Alpha) are included only after the date of acquisition (June 25, 2002) through the end of the period. Therefore, the financial information included herein does not necessarily reflect the combined assets, liabilities, operating results and cash flows of the Company in the future, nor what they would have been had Washington/Mexicali been a separate stand-alone entity during the periods presented, as Washington/Mexicali was formerly a part of Conexant.

The financial statements included in this document have been prepared using Conexant's historical bases in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The financial statements include allocations of certain Conexant operating expenses for research and development and corporate functions. The operating expense allocations have been determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, Washington/Mexicali. The allocation methods include specific identification, activity-based analyses, relative revenues or costs, manufacturing capacity utilization and headcount.

The financial information included herein does not necessarily reflect the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity during the periods presented.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, warranties, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of

Skyworks Solutions, Inc. and Subsidiaries


operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventories -- We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, these write downs are considered permanent adjustments to the cost basis of the excess inventory.

Impairment of long-lived assets -- Long-lived assets, including fixed assets, goodwill and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Deferred income taxes -- We have provided a valuation reserve related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. Reduction of a portion of the valuation allowance may be applied to reduce the carrying value of goodwill. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly.

Warranties -- Reserves for estimated product warranty costs are provided at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and costs incurred to rework or replace defective product. Should actual product failure rates or costs differ from estimates, additional warranty reserves could be required, which could reduce our gross margins.

Allowance for doubtful accounts -- We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During fiscal 2001, we -- like many of our customers and competitors -- were adversely impacted by a broad slowdown affecting the wireless communications sector, including most of the end- markets for our products. Our net revenues for fiscal 2001 reflected deterioration in the digital cellular handset market resulting from excess channel inventories due to a slowdown in demand for mobile phones and a slower transition to next-generation phones. The effect of weakened end-customer demand was compounded by higher than normal levels of component inventories among manufacturer, subcontractor and distributor customers.

The overall slowdown in the wireless communications markets also affected our gross margins and operating income. Cost of goods sold for fiscal 2001 was adversely affected by the significant underutilization of manufacturing capacity. Cost of goods sold for fiscal 2001 also reflects $58.7 million of inventory write-downs across our product portfolio resulting from the sharply reduced end-customer demand for digital cellular handsets.

In the first nine months of fiscal 2002, our revenues from product sales to third parties increased approximately 80% from the first nine months of fiscal 2001, as a result of renewed demand for our wireless product portfolio. The increased demand is partially due to reduction in the level of excess channel inventories that had adversely affected the digital cellular handset markets during fiscal 2001. Cost of goods sold for the third quarter of fiscal 2002 was

                                       Skyworks Solutions, Inc. and Subsidiaries


adversely affected by a charge of $13.3 million in connection with expected losses for commitments made under take or pay agreements with an affiliate.

EXPENSE REDUCTION AND RESTRUCTURING INITIATIVES

During the first nine months of fiscal 2002, the Company reduced its workforce by approximately 140 employees through involuntary severance programs and recorded restructuring charges of approximately $3 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

In fiscal 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of manufacturing facilities and significant reductions in capital spending.

Through involuntary severance programs and attrition, we reduced our workforce in fiscal 2001 by approximately 800 employees (principally in our manufacturing operations), a 22% reduction from January 2001 levels. In addition, we periodically idled our Newbury Park, California wafer fabrication facility and, for a portion of fiscal 2001, implemented a reduced workweek at our Mexicali facility.

We recorded restructuring charges of $2.7 million in fiscal 2001 related to the workforce reductions completed through September 30, 2001. The restructuring initiatives and other expense reduction actions resulted in a quarterly reduction of operating expenses of approximately $4.8 million for the fourth quarter of fiscal 2001 as compared with the second quarter of fiscal 2001.

ASSET IMPAIRMENTS

During the third quarter of fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali. The Company recorded a tax benefit of approximately $23 million in connection with the charge. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on the current and projected outlook.

The Company has experienced a severe decline in factory utilization at Mexicali for non-wireless products and projected decreasing revenues and new order volume. Management believes these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may be impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant, modest volume increases consistent with management's view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our fiscal 2000 acquisition of the Philsar Bluetooth business. Management has determined that the Company will not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line will be discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

Skyworks Solutions, Inc. and Subsidiaries


During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company's Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may be impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management's view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine months ended June 30, 2002 and 2001:

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                            -------------------     -------------------
                                             2002         2001      2002          2001
                                            ------       ------     -----        ------
Net revenues...........................      100.0%       100.0%    100.0%        100.0%
Cost of goods sold.....................       82.2        124.3      78.7         133.9
                                            ------       ------     -----        ------
Gross margin...........................       17.8        (24.3)     21.3         (33.9)
Operating expenses:
  Research and development.............       28.0         52.1      31.1          42.8
  Selling, general and administrative..        9.2         24.8      10.5          24.1
  Amortization of intangible assets....        3.2          7.5       3.8           5.9
  In-process research and development..       58.0          --       21.3            --
  Special charges......................      101.2        169.7      37.4          45.6
                                            ------       ------     -----        ------
     Total operating expenses..........      200.0        254.1     104.1         118.3
                                            ------       ------     -----        ------
Operating income (loss)................     (182.2)      (278.4)    (82.8)       (152.2)
Other income (expense), net............       (0.1)          --        --            --
                                            ------       ------     -----        ------
Loss before income taxes...............     (182.3)      (278.3)    (82.8)       (152.2)
Provision (credit) for income taxes....      (21.3)         0.7      (6.4)          0.6
                                            ------       ------     -----        ------
Net income (loss)......................     (161.0)%     (279.0)%   (76.4)%      (152.8)%
                                            ======       ======     =====        ======

                                       Skyworks Solutions, Inc. and Subsidiaries


NET REVENUES

                          THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                       --------------------------------     ----------------------------------
                         2002      CHANGE        2001         2002        CHANGE      2001
                       --------    ------      --------     --------      ------     --------
(in thousands)
Net revenues:
  Third parties ..     $102,435     142.1%     $ 42,310     $283,124       79.9%     $157,411
  Conexant .......       10,545      20.7%        8,735       23,972      (34.6)%      36,633
                       --------     -----      --------     --------      -----      --------
                       $112,980     121.3%     $ 51,045     $307,096       58.3%     $194,044
                       ========     =====      ========     ========      =====      ========


We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers, or ODMs, and contract manufacturers and indirectly through electronic components distributors. Samsung Electronics Co. Ltd accounted for 37% and 45% of net revenues from third parties for the three and nine months ended June 30, 2002 and sales to the Company's top 10 customers accounted for 86% and 90%, respectively, of net revenues from third parties for the three and nine months ended June 30, 2002, respectively. Revenues derived from customers located in the Americas, Asia-Pacific and Europe/Middle East/Africa regions were 4%, 91% and 5%, respectively, of net revenues from third parties for the three and nine months ended June 30, 2002.

We generally recognize revenues from product sales directly to our customers and to distributors upon shipment and transfer of title. Provision for sales returns is made at the time of sale based on experience. An insignificant portion of product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. The recognition of revenue on sales to these distributors is deferred until the distributors sell the products.

Revenues from product sales to third parties, which represented 91% and 92% of total net revenues for the three and nine months ended June 30, 2002, respectively, increased 142.1% and 79.9%, respectively, from the comparable periods of fiscal 2001, principally reflecting increased sales of GSM products, including power amplifier modules and complete cellular systems. We also experienced increased demand for our power amplifier modules for CDMA and TDMA applications from a number of our key customers. Revenues attributable to Alpha for the three days post merger were approximately $6 million.

Revenues from wafer fabrication and semiconductor assembly and test services provided to Conexant, which represented 9% and 8% of total revenues for the three and nine months ended June 30, 2002, respectively, increased 20.7% and decreased 34.6% respectively, from the comparable periods of fiscal 2001. The increase during the three months ended June 30, 2002 when compared to the comparable period of fiscal 2001 is primarily attributable to the improvement in the level of excess channel inventories that had adversely affected the digital cellular handset markets during fiscal 2001. The decrease during the nine months ended June 30, 2002 when compared to the comparable period of fiscal 2001 principally reflects lower demand during the first two quarters of fiscal 2002 for assembly and test services from Conexant's Mindspeed Technologies and broadband access businesses due to the broad slowdown affecting most of the communications electronics end-markets for Conexant's products.

GROSS MARGIN

                                              THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                             -----------------------------      -------------------------------
                                               2002     CHANGE      2001         2002       CHANGE       2001
                                             -------    ------    --------      -------     ------     --------
(in thousands)
Gross margin:
  Third parties..                            $16,698      nm      $(12,827)     $61,412       nm       $(67,575)
  % of net revenues from third parties          16.3%                (30.3)%       21.7%                  (42.9)%
  Conexant.......                            $ 3,365      nm      $    413      $ 4,038       nm       $  1,715
  % of net revenues from Conexant               31.9%                  4.7%        16.8%                    4.7%

----------
nm= not meaningful

Skyworks Solutions, Inc. and Subsidiaries


Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. In the past, we purchased a portion of our requirements for complementary metal-oxide semiconductor, or CMOS, wafers from Conexant at Conexant's actual cost. In the current quarter and first nine months of fiscal 2002, approximately 29% and 34%, respectively, of cost of goods sold represented the value of products supplied by Conexant, which were charged to us at Conexant's actual cost. Because we and Conexant incur substantial fixed costs to maintain our own manufacturing facilities, in periods of lower utilization of these manufacturing facilities, unit costs have increased. Cost of goods sold also includes allocations from Conexant through June 25, 2002 of manufacturing cost variances, process engineering and other manufacturing costs which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin from third party sales for the first nine months of fiscal 2002, compared with the first nine months of fiscal 2001, reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in quarterly depreciation expense of approximately $3.5 million that resulted from the write-down of the Newbury Park wafer fabrication assets in the third quarter of fiscal 2001. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin. Gross margin for the first nine months of fiscal 2002 was also adversely impacted by additional warranty costs of $14.0 million. The additional warranty costs were the result of an agreement with a major customer for the reimbursement of costs the customer incurred in connection with the failure of a product when used in a certain adverse environment. Although we developed and sold the product to the customer pursuant to mutually agreed-upon specifications, the product experienced unusual failures when used in an environment in which the product had not been previously tested. The product has since been modified and no additional costs are expected to be incurred in connection with this issue. Gross margin for the three and nine months ended June 30, 2002 benefited by approximately $1.3 million and $10.0 million, respectively, as a result of the sale of inventories having a historical cost of $1.3 million and $10.0 million, respectively, that were written down to a zero cost basis during fiscal year 2001: such sales resulted from sharply increased demand beginning in the fourth quarter of fiscal 2001 that was not anticipated at the time of the write-downs. Excluding the effect of the additional warranty cost and the sale of the zero-cost basis inventories, gross margin for the three and nine months ended June 30, 2002 was approximately $33.0 million, or 32% of net revenues from third parties, and $80.4 million, or 28% of net revenues from third parties, respectively. Gross margin for the first nine months of fiscal 2001 was adversely affected by inventory write-downs of approximately $58.7 million.

The inventory write-downs recorded in the first nine months of fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our radio frequency components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter.

We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell. We sell our products to communications equipment OEMs that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier's components into a cellular handset, substituting another supplier's components requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

                                       Skyworks Solutions, Inc. and Subsidiaries


Through June 30, 2002, we sold an additional $10.0 million of inventories previously written down to a zero cost basis. As of June 30, 2002, we continued to hold inventories with an original cost of approximately $9.7 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories that are carried at zero cost basis, our gross margins will be favorably affected. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete. No inventory was scrapped during the first nine months of fiscal 2002.

We base our assessment of the recoverability of inventories, and the amounts of any write-downs, on currently available information and assumptions about future demand (generally over six months) and market conditions. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Under supply agreements entered into in connection with the merger with Conexant, we will receive wafer fabrication, wafer probe and certain other services from the Newport Beach, California foundry joint venture's Newport Beach wafer fabrication facility and we will provide wafer fabrication, wafer probe, final test and other services to Conexant at our Newbury Park facility, in each case, for a three-year period after the merger. We will also provide semiconductor assembly and test services to Conexant at our Mexicali facility. The price for the services under the agreements in the first year will be the actual cost of the services. In the second year the price will be the average of
(1) the actual cost in the first year and (2) the market price (determined prior to the start of the second year) of the services. In the third year the price will be based on the market price of the services.

During the term of the supply agreements with the Newport Beach, California foundry joint venture, our unit cost of goods supplied by the Newport Beach foundry joint venture will continue to be affected by the level of utilization of the Newport Beach foundry joint venture's wafer fabrication facility and other factors outside our control. Under these supply agreements, we are committed to obtain a minimum level of service from the Newport Beach, California foundry joint venture. We estimate that our obligation under these agreements will result in excess costs of approximately $13.3 million and we have recorded this liability in the current period. In addition, our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

We have historically sold gallium arsenide semiconductors to Conexant at cost and have provided semiconductor assembly and test services to Conexant at approximately 5% over cost. Our overall gross margin on sales to Conexant has been approximately 5% of net revenues. During the third quarter of fiscal 2002, we recognized additional margin as a result of the cumulative effect of a change in the transfer pricing arrangement from 5% to 8%.

RESEARCH AND DEVELOPMENT

                            THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                          -------------------------------    -----------------------------
                            2002      CHANGE       2001        2002      CHANGE     2001
                          --------    ------     --------    --------    ------    -------
(in thousands)
Research and development  $ 31,653     19.1%     $ 26,571    $ 95,454     15.1%    $82,954
% of net revenues             28.0%                  52.1%       31.1%                42.8%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Research and development expenses also include allocated costs for shared research and development services provided by Conexant through June 25, 2002, principally in the areas of advanced semiconductor process development, design automation and advanced package development, for the benefit of several of Conexant's businesses.

The increase in research and development expenses for the three and nine months ended June 30, 2002 compared to the similar periods of fiscal 2001 primarily reflects the opening of a new design center in Le Mans, France and

Skyworks Solutions, Inc. and Subsidiaries


higher headcount and personnel-related costs. Subsequent to the first quarter of fiscal 2001, we expanded customer support engagements as well as development efforts targeted at components and full system solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets.

Under a transition services agreement entered into in connection with the merger with Conexant, Conexant will continue to perform various research and development services for us at actual cost until December 31, 2002, unless the parties otherwise agree. To the extent we use these services subsequent to the expiration of the specified term, the pricing is subject to negotiation.

SELLING, GENERAL AND ADMINISTRATIVE

                                          THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                        -------------------------------   -----------------------------
                                          2002      CHANGE       2001      2002     CHANGE       2001
                                        --------    ------     --------   ------    ------      -------
(in thousands)
Selling, general and administrative     $ 10,380    (18.1%)    $ 12,681   32,382    (30.8%)     $46,769
% of net revenues                            9.2%                  24.8%    10.5%                  24.1%


Selling, general and administrative expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from Conexant through June 25, 2002 for a variety of shared functions, including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other corporate services.

The decrease in selling, general and administrative expenses for the three and nine months ended June 30, 2002 compared to the comparable three and nine months of fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable.

Under the transition services agreement, Conexant will continue to perform various services for us at actual cost until December 31, 2002, unless the parties otherwise agree. To the extent we use these services subsequent to the expiration of the specified term, the pricing is subject to negotiation.

AMORTIZATION OF INTANGIBLE ASSETS

                                         THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                        ----------------------------     ----------------------------
                                         2002      CHANGE      2001       2002       CHANGE    2001
                                        ------     ------    -------     ------      ------   -------
(in thousands)
Amortization of intangible assets       $3,579     (6.0%)    $ 3,808     11,523      1.5%     $11,352
% of net revenues                          3.2%                  7.5%       3.8%                 5.9%

In connection with the fiscal 2000 acquisition of Philsar, we recorded an aggregate of $78.2 million of identified intangible assets and goodwill. These assets have been amortized over their estimated useful lives (principally five years).

The higher amortization expense in the three and nine months ended June 30, 2002 primarily resulted from the additional consideration for the acquisition of Philsar paid during fiscal 2001 upon the expiration of an indemnification period. The value of the additional consideration paid was added to the recorded amounts of goodwill and has been amortized over the remainder of the original estimated lives of the goodwill.

During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business. Management has determined that the Company will not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line will be discontinued and the employees associated with the product line have either

                                       Skyworks Solutions, Inc. and Subsidiaries


been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Alpha Industries, Inc. in the third quarter of fiscal 2002, $65.5 million was allocated to purchased in-process research and development and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of products under development had not been established and no future alternative uses existed.

Alpha was in the process of developing new technologies in its semiconductor and ceramics segments. The objective of the in-process research and development effort was to develop new semiconductor processes, ceramic materials and related products to satisfy customer requirements in the wireless and broadband markets. The following table summarizes the significant assumptions underlying the valuations of the Alpha in-process research and development (IPR&D) at the time of acquisition.

                                           Estimated costs to     Discount rate
(in millions)   Date Acquired    IPRD      complete projects     applied to IPRD
                -------------    ----      -----------------     ---------------
Alpha           June 25, 2002    $65.5           $11.6                 30%

The semiconductor segment was involved in several projects that have been aggregated into the following categories based on the respective technologies:

      Power Amplifier

         Power amplifiers are designed and manufactured for use in difference types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, voltage of operation and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering more integrated solutions.

      Control Products

         Control products consist of switches and switch filters that are used in wireless applications for channeling the signal. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

      Broadband

         The products in this grouping consist of radio frequency and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of the high-speed, wireline and wireless internet access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

      Silicon Diode

         These products use silicon processes to fabricate diodes (two terminal semiconductor devices) for use in a variety of radio frequency and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

      Ceramics

         The ceramics segment was involved in projects which relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

Skyworks Solutions, Inc. and Subsidiaries


The material risks associated with the successful completion of the in-process technology are associated with the Company's ability to successfully finish the creation of viable prototypes and successful design of the chips, masks and manufacturing processes required. The Company expects to benefit from the in-process projects as the individual products that contain the in-process technology are put into production and sold to end-users. The release dates for each of the products within the product families are varied. The fair value of the in-process research and development was determined using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated by the products incorporating the in-process research and development, if successful.

The projected cash flows were discounted to approximate fair value. The weighted average discount rate applicable to the cash flows of each project reflects the stage of completion and other risks inherent in each project. The discount rate used in the valuation of in-process research and development was 30 percent. The IPR&D projects were expected to commence generating cash flows in fiscal 2003.

OTHER INCOME, NET

Other income, net is comprised primarily of interest income on invested cash balances, gains/losses on the sale of assets, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION FOR INCOME TAXES

The net operating loss carryforwards and other tax benefits relating to the historical operations of Washington/Mexicali were retained by Conexant in the spin-off transaction, and will not be available to be utilized in our future separate tax returns. As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that the historic and current year income tax benefits will not be realized except for certain future deductions associated with Mexicali in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of June 30, 2002, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The (credit) provision for income taxes for the three and nine months ended June 30, 2002 and the comparable periods in fiscal 2001 consist of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Conexant has managed cash on a centralized basis. Cash receipts associated with Washington/Mexicali's business were generally collected by Conexant, and Conexant generally made disbursements on behalf of Washington/Mexicali. Cash, cash equivalents and short-term investments at June 30, 2002 and September 30, 2001 totaled $90.7 million and $2.0 million, respectively. Working capital (deficit) at June 30, 2002 was approximately ($101.6) million compared to $60.5 million at September 30, 2001.

Cash used in operating activities was $39.8 million and $65.8 million for the nine months of fiscal 2002 and 2001, respectively. Operating cash flows for the nine months of fiscal 2002 and 2001 reflect net losses of $235 million and $297 million, respectively, offset by non-cash charges (depreciation and amortization, asset impairments and an in-process research and development charge) of $224.3 million and $144.4 million, respectively, and net decreases (increases) in the non-cash components of working capital of approximately $(7.4) million and $21.8 million, respectively.

Cash provided by investing activities for the first nine months of fiscal 2002 consisted of capital expenditures of $21.4 million and dividends to Conexant of $3.1 million offset by cash received of $102.5 million in the acquisition of Alpha. Cash used in investing activities for the first nine months of fiscal 2001 consisted of capital expenditures of $50.7 million. The capital expenditures for fiscal 2002 reflect a significant reduction from annual capital expenditures in fiscal 2001, a key component of the cost reduction initiatives implemented in fiscal 2002.

                                       Skyworks Solutions, Inc. and Subsidiaries


Cash provided by financing activities consisted of net transfers from Conexant of $50.4 million and $116.4 million for the first nine months of fiscal 2002 and 2001, respectively.

During fiscal years 1998 through 2001, we made a series of capital investments which increased the capacity of our Newbury Park gallium arsenide wafer fabrication facility. We made these investments to support then-current and anticipated future growth in sales of its wireless communications products, such as power amplifiers, that use the gallium arsenide process. During the same period, we made a series of capital investments at our Mexicali facility to expand our integrated circuit assembly capacity, including the addition of assembly lines using surface mount technology processes for the production of multi-chip modules, which the Mexicali facility principally produces for us. The capital investments also increased the Mexicali facility's test capacity, including radio frequency capable equipment for testing wireless communications products. We invested in the Mexicali facility to support then-current and anticipated future growth in sales of its wireless communications products and to support increasing demand for assembly and test services from Conexant. We do not expect to continue to invest in increasing Mexicali's capacity.

Capital investments for the Newbury Park wafer fabrication facility totaled $35.5 million, $27.3 million and $0.7 million during fiscal 2000, fiscal 2001 and the first nine months of fiscal 2002, respectively. A significant portion of the fiscal 2001 capital investments were made to continue or complete capital investment programs that we had initiated during fiscal 2000. During the second quarter of fiscal 2001, in response to the broad slowdown affecting the wireless communications sector, including us and Conexant, we sharply curtailed our capital expenditure programs.

Ongoing changes in end-user demand and fluctuations in the levels of channel inventories have reduced visibility into future demand and we expect that these and other factors will continue to affect our revenues in fiscal 2002. We also believe that ongoing underutilization of our manufacturing capacity will adversely affect our gross margin and operating profit. Consequently, we anticipate that we will continue to experience negative cash flows from operations in the near term.

Although reduced capital expenditures are a key component of the cost reduction initiatives, a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.

The Company has $150 million in short-term promissory notes payable to Conexant for the purchase of the Mexicali operations. The notes are secured by the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003. Interest on these notes is payable quarterly at a rate of 10% per annum for the first ninety days following June 25, 2002, 12% per annum for the next ninety days and 15% per annum thereafter.

In addition, the Company has available a short-term $100 million revolving loan facility from Conexant to fund the Company's working capital and other requirements. $75 million of this facility became available on or after July 10, 2002, and the remaining $25 million balance of the revolving facility will be available if the Company has more than $150 million of eligible domestic receivables. The entire principal of any revolving amounts borrowed is due on June 24, 2003. There have been no borrowings to date under this revolving facility.

We will be required to raise capital to satisfy our working capital needs and to repay the $150 million short-term note delivered to Conexant in payment of the purchase price of the Mexicali operations and amounts outstanding, if any, under the revolving loans under the financing agreement with Conexant. We will likely seek to raise capital through a public or private offering of equity, debt or some combination thereof within the next nine months. Moreover, under the terms of the short-term note, we must use 100% of the proceeds from asset sales or other dispositions of property or from the issuance of debt or equity to prepay the amount outstanding under the note until paid in full. In addition, we may be limited in the amount of stock that we can issue to raise additional capital in the two years subsequent to the merger because of the change in control limitation imposed by Section 355 (e) of the Internal Revenue Code.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for the purchase of certain equipment or raw materials. At June 30, 2002, obligations under these

Skyworks Solutions, Inc. and Subsidiaries


arrangements, except for the supply agreement with Newport Beach, California foundry joint venture, were not material to our consolidated financial statements. The table below summarizes aggregate maturities of debt, future minimum lease payments under noncancelable operating leases and purchase commitments as of June 30, 2002.

                                              REMAINDER                             AFTER
CONTRACTUAL OBLIGATIONS             TOTAL      OF 2002     2-3 YEARS   4-5 YEARS   5 YEARS
-----------------------             -----     ----------   ---------   ---------   -------

Guaranteed purchase commitments     $119.5     $   18.2     $101.3     $     --     $  --
Debt                                 150.0           --      150.0           --        --
Operating leases                      15.8          1.3        8.6          4.6       1.3
                                    ------     --------     ------     --------     -----
Total                               $285.3     $   19.5     $259.9     $    4.6     $ 1.3
                                    ======     ========     ======     ========     =====


IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method and provides new criteria for recording intangible assets separately from goodwill. Existing goodwill and intangible assets will be evaluated against these new criteria, which may result in certain intangible assets being subsumed into goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. We will adopt SFAS 142 on October 1, 2002. We will be required to perform a transitional impairment test for goodwill as of that date. It is likely that we will record a substantial transitional impairment charge as a result of adopting SFAS 142. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $906.5 million at June 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement No.'s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections", effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishments of Debt", SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements", and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are assessing the impact adoption of SFAS No. 146 will have on our financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


OTHER MATTERS

Safe Harbor Statement - Except for the historical information, this report contains forward-looking statements. These statements reflect our current expectations and predictions of future results, accomplishments and other matters, all of which are inherently subject to risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, based on various factors. Such factors include, but are not limited to: variations in projected financial results for the fourth quarter of fiscal year 2002 and fiscal year 2002, expected benefit, timing and success of our product development efforts, our ability to maintain and improve product yields, to participate in new wireless interface standards and applications, and to develop and market new products and technologies, the timing and extent of recovery in the infrastructure, broadband and wireless markets, the success of our various strategic relationships, our ability to predict customer orders, the disproportionate impact of our business relationships with our larger customers, erosion of selling prices or margins, modification of our plans or intentions, and market developments, competitive pressures and changes in economic conditions that vary from our expectations. Furthermore, additional factors relate to our merger with the wireless communications business of Conexant, including but not limited to the following: the expected benefits of the merger, our ability to successfully integrate the merged businesses, operations, personnel and customers, and our ability to accurately forecast the financial results and prospects of the post-merger enterprise. Additional information on these and other factors that may cause actual results and our performance to differ materially is included in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on July 15, 2002 and the periodic reports filed with the Securities and Exchange Commission, including but not limited to our Form 10-K for the year ended March 31, 2002. Copies may be obtained by contacting the Company or the SEC. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstance on which any such statement is based.

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

WE HAVE RECENTLY INCURRED SUBSTANTIAL OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES. During the nine months ended June 30, 2002, our operating results were adversely affected by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we incurred a net loss of approximately $234.6 million during the nine months ended June 30, 2002.

During the nine months ended June 30, 2002, we implemented a number of expense reduction initiatives, including a work force reduction, a modification of employee work schedules and reduced discretionary spending. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to return to profitability, we must achieve substantial revenue growth and we will face an environment of uncertain demand in the markets for our products. We cannot assure you as to whether or when we will return to profitability or whether we will be able to sustain such profitability, if achieved.

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

Skyworks Solutions, Inc. and Subsidiaries


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

                                       Skyworks Solutions, Inc. and Subsidiaries


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

Skyworks Solutions, Inc. and Subsidiaries


OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO OBTAIN SUITABLE FINANCING

Immediately following the completion of the merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility, located in Mexicali, Mexico, and certain related operations for $150 million. This purchase price was paid with short-term promissory notes delivered by the Company to Conexant, which are secured by all of the assets of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions in the financing agreement, fifty percent of the principal portion of the short-term promissory notes is due on March 24, 2003, and the remaining fifty percent of the notes is due on June 24, 2003.

In addition, the Company has incurred expenses and has assumed obligations as a result of this merger. The Company estimates that these expenses and obligations will require cash of approximately $80 million and the issuance of a warrant to purchase approximately one million shares of the Company's common stock. These amounts are primarily associated with transaction and merger costs, deposits, and restructuring costs.

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

The Company's ability to meet these expenses, the expenses of our ongoing operations, and to repay the debt owed to Conexant is dependent upon our ability to obtain suitable financing. We cannot assure you that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when the Company seeks financing will affect our ability to raise capital, as well as the terms of any financing. The Company may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

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

                                       Skyworks Solutions, Inc. and Subsidiaries


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

UNCERTAINTIES INVOLVING THE ORDERING AND SHIPMENT OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS. Our sales will typically be made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders prior to shipment. In addition, we will sell a portion of our products through distributors, some of whom will have rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which could result in write-downs of inventory.

OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS. A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders, our business would be materially and adversely affected. Sales to Samsung Electronics co. LTD. represented approximately 45% of net revenues from third parties during the first nine months of fiscal 2002. Our future operating results will depend on the success of this and other customers and our success in selling products to them.

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

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Newbury Park, California, Woburn, Massachusetts semiconductor wafer fabrication facilities or the semiconductor assembly and test facility in Mexicali, Mexico, alternate gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ACHIEVE MANUFACTURING YIELDS THAT CONTRIBUTE POSITIVELY TO OUR GROSS MARGIN AND PROFITABILITY. Minor deviations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be

Skyworks Solutions, Inc. and Subsidiaries


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

WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS INTERNATIONALLY. For the first nine months of fiscal 2002, approximately 96% of the Company's net revenues from third parties were from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

                                       Skyworks Solutions, Inc. and Subsidiaries


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

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, IT MAY HARM OUR ABILITY TO COMPETE. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or

Skyworks Solutions, Inc. and Subsidiaries


other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:

     -the steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful;
     - any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights will not be challenged, invalidated or circumvented; or
     - any of the measures described above would provide meaningful protection.

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

                                       Skyworks Solutions, Inc. and Subsidiaries


WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS, WHICH COULD ADVERSELY IMPACT OUR BUSINESS. We have used, and will continue to use, a variety of chemicals in manufacturing operations and have been or will be subject to a wide range of environmental protection regulations in the United States. While we have not experienced any material adverse effect on our operations as a result of such regulations, we cannot assure you that current or future regulations would not have a material adverse effect on our business, financial condition and results of operations.

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

Skyworks Solutions, Inc. and Subsidiaries


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limits the amount of our credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2002, the carrying value of our cash and cash equivalents approximates fair value.

We do not expect that changes in foreign currency exchange rates will have a material effect on our financial position or results of operations, as the majority of our revenues and expenses are denominated in U.S. dollars. When exposures to foreign exchange risk arise, we may use hedging strategies, including foreign currency forward exchange contracts, to manage our foreign exchange risk. As of June 30, 2002, we had no obligations under any forward exchange contracts. We limit our use of derivative financial instruments to specific risk management strategies. We do not use derivative instruments for speculative or investment purposes.

                                       Skyworks Solutions, Inc. and Subsidiaries


PART II - OTHER INFORMATION

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On June 13, 2002 the Company held a Special Meeting of Stockholders resulting in the following:



          (a) Adopted a proposal to adopt the Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended on April 12, 2002 (the "Merger Agreement"), by and among Conexant Systems, Inc., Washington Sub, Inc. and Alpha Industries, Inc. and the merger provided for by the Merger Agreement, pursuant to which Washington, which will hold the wireless communications business of Conexant (excluding certain assets and liabilities), will merger with and into Alpha Industries, Inc., with Alpha surviving the merger was approved with the following vote:
               33,249,131 for, 1,420,157 against and 155,038 abstained.

          (b) Adopted a proposal to approve an amendment to Alpha's 1996 Long-Term Incentive Plan to increase the number of shares of common stock that may be issued under the plan by 1,885,000 shares (from 4,200,000 shares to 6,085,000 shares) was approved with the following vote: 30,003,798 for, 9,628,508 against and 191,411 abstained.

          (c) Adopted a proposal to approve an amendment to Alpha's Directors 2001 Stock Option Plan to increase the number of shares of common stock that may be issued under the plan by 315,000 shares (from 250,000 shares to 565,000 shares) was approved with the following vote: 34,613,961 for, 5,012,315 against and 192,441 abstained.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      NUMBER   DESCRIPTION
      ------   -----------

        99 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)     Reports on Form 8-K

               On March 15, 2002, we filed a Report on Form 8-K dated March 15, 2002, to announce our signing of a definitive agreement to acquire all of the outstanding capital stock of Aimta, Inc., a developer of Low Temperature Co-Fired Ceramics for wireless handsets.

               On May 2, 2002 we filed a Report on Form 8-K dated April 30, 2002, to incorporate by reference our press release dated April 30, 2002.

               On June 28, 2002, we filed a Report on Form 8-K dated June 25, 2002, to announce completion of our merger with the wireless communications division of Conexant Systems, Inc.

Skyworks Solutions, Inc. and Subsidiaries
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2002


                                  SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
                                                Registrant

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

                                       Skyworks Solutions, Inc. and Subsidiaries


                                  EXHIBIT INDEX

NUMBER    DESCRIPTION
------    -----------
  99 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002