Form 10-K
period 2002-09-27
SKYWORKS SOLUTIONS INC
filed 2002-12-23
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                  For the fiscal year ended September 27, 2002

                          Commission file number 1-5560


                            SKYWORKS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                      04-2302115
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


  20 SYLVAN ROAD, WOBURN, MASSACHUSETTS                        01801
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:       (781) 376-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).

[X]  Yes    [ ]  No

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based on the closing price as reported on the Nasdaq National Market on December 4, 2002) was approximately $1.4 billion. Shares of voting stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock, par value $0.25 per share, as of December 4, 2002 was 137,899,732.


                    The Exhibit Index is located on page 88.
                               Page 1 of 88 pages.

                            SKYWORKS SOLUTIONS, INC.


                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED SEPTEMBER 27, 2002

                                TABLE OF CONTENTS

Part I                                                                                         Page No.
         Item 1:        Business                                                                3
         Item 2:        Properties                                                              9
         Item 3:        Legal Proceedings                                                      10
         Item 4:        Submission of Matters to a Vote of Security Holders                    10

Part II

         Item 5:        Market for the Registrant's Common Equity and Related Stockholder      10
                           Matters
         Item 6:        Selected Financial Data                                                11
         Item 7:        Management's Discussion and Analysis of Financial Condition and        13
                           Results of Operations

         Item 7A:       Quantitative and Qualitative Disclosures About Market Risk             36
         Item 8:        Financial Statements and Supplementary Data                            37
         Item 9:        Changes in and Disagreements with Accountants on Accounting and        65
                           Financial Disclosure

Part III

         Item 10:       Directors and Executive Officers of the Registrant                     66
         Item 11:       Executive Compensation                                                 68
         Item 12:       Security Ownership of Certain Beneficial Owners and Management         73
                           and Related Stockholder Matters
         Item 13:       Certain Relationships and Related Transactions                         75
         Item 14:       Controls and Procedures                                                77

Part IV

         Item 15:       Exhibits, Financial Statement Schedules, and Reports on Form 8-K       78
                        Signatures                                                             83
                        Certifications                                                         85

                                       Skyworks Solutions, Inc. and Subsidiaries


ITEM 1            BUSINESS

SUMMARY

Skyworks Solutions, Inc. ("Skyworks" or the "Company") is a leading wireless semiconductor company focused exclusively on radio frequency (RF) and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to top wireless handset and infrastructure customers.

From the radio to the baseband, we have developed one of the industry's broadest product portfolio including leadership switches and power amplifier modules. Additionally, we offer a highly integrated direct conversion transceiver and have launched a comprehensive cellular system for next generation handsets.

With our extensive portfolio and significant systems-level expertise, Skyworks is the ideal partner for both top-tier wireless manufacturers and new market entrants who demand simplified architectures, faster development cycles and fewer overall suppliers.

Skyworks was formed through the merger ("Merger") of the wireless communications business of Conexant Systems, Inc. ("Conexant") and Alpha Industries, Inc. ("Alpha") on June 25, 2002. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc. We are headquartered in Woburn, Massachusetts, and have executive offices in Irvine, California. We have design, engineering, manufacturing, marketing, sales and service facilities throughout North America, Europe, and the Asia/Pacific region. Our Internet address is www.skyworksinc.com. We make available on our Internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after we electronically file such material with the SEC. The information contained in our website is not incorporated by reference in this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

On November 13, 2002, Skyworks successfully closed a private placement of $230 million of 4.75 percent convertible subordinated notes due 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay debt owed to Conexant under a financing agreement entered into with Conexant immediately following the Merger. The payments to Conexant retired $105 million of the $150 million note relating to the purchase of Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations ("Mexicali Operations") and repaid the $65 million principal amount outstanding as of November 13, 2002 under the loan facility, dissolving the $100 million facility and resulting in the release of Conexant's security interest in the assets and properties of the Company.

In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15% convertible debt securities with a maturity date of June 30, 2005. These notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the note is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences.

In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

INDUSTRY BACKGROUND

We believe that cellular services and personal communications services are increasingly expanding to offer more than just traditional voice services, with emerging mobile communications technologies offering consumers and businesses wireless access to data and information across a wide range of applications. High-speed mobile access has the potential to dramatically enhance use of the Internet, thereby facilitating the growth of electronic commerce. At the center of these developments are the continuing evolution of the mobile phone and the corresponding growth of the wireless communications infrastructure.

The cellular handset market has grown considerably over the past five years with unit sales of approximately 400 million units in 2001, according to Gartner Dataquest, a market research firm, up 500% from 1996 levels. As additional wireless cellular capacity became available, an intensely competitive pricing environment for wireless services developed at the same time that lower-priced, feature-rich mobile phones were being introduced, contributing substantially to the growth of new subscribers. We expect this trend to continue, enabling further wireless expansion and increased market penetration worldwide. Market penetration measures the portion of users or subscribers within the entire population of a specified geographic area. In the

                                       Skyworks Solutions, Inc. and Subsidiaries


United States, market research firm EMC forecasts a growth in wireless penetration from approximately 46% in 2001 to almost 75% by 2005. On a worldwide basis, market penetration of wireless phones was just 16% in 2001 and could approach 30% by 2005, based on data from EMC. We believe that this anticipated dramatic market growth will create significant demand for wireless handsets as well as for wireless infrastructure equipment to meet future network capacity requirements.

New mobile phones with improved battery life and expanded features are being introduced at a rapid rate, made possible by significant technological advances that render earlier models obsolete after only one or two years. According to market research firm Strategy Analytics, roughly half of the 2001 worldwide cellular handset sales were replacements of previous models. We expect this replacement market to continue contributing to the growth of the digital cellular handset industry, led by the transition to next generation services, such as CDMA2000, GPRS and EDGE wireless standards, which support wireless data capacity. We anticipate that transition to third-generation services, which will enable even higher bandwidth applications, including streaming video, digital audio and digital camera functionality, should further bolster the replacement market. Additionally, in emerging markets where wireline infrastructure is inadequate or limited, we believe that digital wireless networks are providing a viable and economic alternative that can be rapidly deployed.

In response to this rapidly changing market, handset original equipment manufacturers, or OEMs, are significantly shortening product development cycles, seeking simplified architectures and streamlining manufacturing processes. Traditional OEMs are shifting to low-cost suppliers around the world. In turn, original design manufacturers and contract manufacturers, who lack RF and systems-level expertise, are entering the high volume mobile phone market to support OEMs as well as to develop handset platforms of their own. Original design manufacturers and contract manufacturers can manage low-cost manufacturing and assembly of handsets, freeing OEMs to focus on the higher value marketing and distribution aspects of their business. Established handset manufacturers and new market entrants alike are demanding complete semiconductor system solutions that include the radio frequency system, all baseband processing, protocol stack and user interface software, plus comprehensive reference designs and development platforms. With these solutions, traditional handset OEMs can accelerate time-to-market cycles with lower investments in engineering and system design. These solutions also enable original design manufacturers to enter the high volume handset market without the need to make significant investments in RF and systems-level expertise.

Similarly, cellular and personal communications services network operators are developing and deploying next generation services. These service providers are incorporating packet-switching capability in their networks to deliver data communications and Internet access to digital cellular and other wireless devices. Over the long-term, service providers are seeking to establish a global network that can be accessed by subscribers at any time, anywhere in the world and that can provide subscribers with multimedia services. To meet this goal, OEMs who supply wireless infrastructure base stations to network operators are increasingly relying on mobile communications semiconductor suppliers who can provide highly integrated radio frequency and mixed signal processing functionality.

Additionally, as service providers migrate cellular subscribers to data intensive next generation 2.5G and 3G applications, base stations that transmit and receive signals in the backbone of cellular and personal communications services systems will be under further capacity constraints. To meet the related demand, OEMs will be challenged to increase base station transceiver performance and functionality, while reducing size, power consumption and overall system costs.

We believe that these market trends create a potentially significant opportunity for a broad-based wireless semiconductor supplier with a comprehensive product portfolio supported by specialized wireless manufacturing process technologies and a full range of systems-level expertise.

BUSINESS OVERVIEW

Skyworks is a leading wireless semiconductor company focused exclusively on RF and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to top wireless handset and infrastructure customers. Skyworks operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

Skyworks possesses a broad wireless technology capability and one of the most complete wireless communications product portfolios, coupled with customer relationships with virtually all major handset and infrastructure manufacturers. Our product portfolio includes almost every key semiconductor found within a digital cellular handset, including:

      - switches and filters (components that switch signals and incorporate filtering functionality);

                                       Skyworks Solutions, Inc. and Subsidiaries


      - power amplifier (PA) modules (devices that amplify a signal to provide sufficient energy for it to reach the base station);

      - RF transceivers (devices that perform radio frequency transmit and receive functions);

      - synthesizers (devices used to tune to the correct channel to receive the RF signal from the base station);

      - mixed signal processors (devices that convert analog signals into digital signals);

      - digital signal processors (DSP) (digital devices that act as the cellular handset's central processor);

      -     audio (components that enable voice communication);

      - physical interface DSP firmware (channel coding and equalization software);

      - network access software (protocol stack supporting encoding and decoding); and

      -     MMI/applications (user interface software).


The following diagram illustrates our products that are used in a digital cellular handset:



                        [SEMICONDUCTOR GRAPHIC DIAGRAM]

                        HIGHLY INTEGRATED SEMICONDUCTORS

              Filter                Receiver              Mixed Signal
              Switch               Synthesizer                DSP
             PA Module             Transmitter               Audio


               Physical Interface      Network Access          MMI/
                  DSP Firmware            Software         Applications

                            COMPLETE SYSTEM SOFTWARE



Skyworks also offers a broad product portfolio addressing next generation wireless infrastructure applications, including amplifier drivers, ceramic resonators, couplers and detectors, filters, synthesizers and front-end receivers. These components support a variety of radio frequency and mixed signal processing functions within the wireless infrastructure.

                                       Skyworks Solutions, Inc. and Subsidiaries


We have a comprehensive radio frequency and mixed signal processing and packaging portfolio, extensive circuit design libraries and a proven track record in component and system design. We believe that these capabilities position us to address the growing need of wireless infrastructure manufacturers for base station products with increased transceiver performance and functionality with reduced size, power consumption and overall system costs.

OUR STRATEGY

Skyworks' vision is to become the leading supplier of wireless semiconductor solutions. Key elements in our strategy include:

LEVERAGING CORE TECHNOLOGIES

Skyworks deploys technology building blocks such as radio frequency integrated circuits, analog/mixed-signal processing cores and digital baseband engines as well as software across multiple product platforms. We believe that this approach enables creation of economies of scale in research and development and facilitates a reduction in the time-to-market for key products.

INCREASING INTEGRATION LEVELS

High levels of integration enhance the benefits of our products by reducing production costs through fewer external components, reduced board space and improved system assembly yields. By combining all of the necessary communications functions for a complete system solution, Skyworks can deliver additional semiconductor content, thereby offering existing and potential customers more compelling and cost-effective solutions.

CAPTURING AN INCREASING AMOUNT OF SEMICONDUCTOR CONTENT

We enable our customers to start with individual components as necessary, and then migrate up the product integration ladder. We believe that our highly integrated solutions will enable these customers to speed time-to-market while focusing their resources on product differentiation through a broader range of more sophisticated, next-generation features.

DIVERSIFYING CUSTOMER BASE

Skyworks supports virtually every wireless handset OEM including Motorola, Inc., Nokia Corporation, Samsung Electronics Co. and Sony/Ericsson as well as emerging original development manufacturers (ODMs) and contract manufacturers such as BenQ, Compal, Flextronics and Quanta. With the industry's move towards outsourcing, we believe that we are particularly well-positioned to address the growing needs of new market entrants who seek RF and system-level integration expertise.

DELIVERING OPERATIONAL EXCELLENCE

The Skyworks operations team leverages best-in-class manufacturing technologies and enables highly integrated modules as well as system-level solutions. We are focused on achieving the industry's shortest cycle times, highest yields and ultimately the lowest cost structure.

BUILDING INDUSTRY PARTNERSHIPS

Skyworks will vertically integrate where it can differentiate or will otherwise enter alliances and partnerships for leading-edge capabilities. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. For example, we recently licensed LSI Logic's digital signal processor core to support future GSM/GPRS baseband products. Additionally, we work with Advanced Wireless Semiconductor Company
(AWSC), Jazz Semiconductor, Inc. and United Microelectronics Corporation (UMC) on a foundry basis.

MARKETING AND DISTRIBUTION

Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all major regions. In some markets we supplement our direct sales effort with independent manufacturers' representatives, assuring broader coverage of territories and customers. We also utilize distribution partners, some of which are franchised globally with others specific to North American markets.

We maintain an internal marketing organization that is responsible for developing sales and advertising literature, print media such as product announcements and catalogs, as well as a variety of web based content. Skyworks' sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of a new program. This partnership allows our team to facilitate customer-driven solutions, which leverage the unique strength of our portfolio while providing high value and greatly reduced time-to-market.

                                       Skyworks Solutions, Inc. and Subsidiaries


We believe that the technical and complex nature of our products and markets demands an extraordinary commitment to close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, purchasing and project management staff. We also employ a collaborative approach in developing these partnerships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.

We believe that maintaining frequent and interactive contact with our customers is paramount to our continuous efforts to provide world-class sales and service support. By listening and responding to feedback, we are able to mobilize actions to raise the level of customer satisfaction, improve our ability to anticipate future product needs, and enhance our understanding of key market dynamics. We are confident that diligence in following this path will position Skyworks to participate in numerous opportunities for growth in the future.

CUSTOMERS

During fiscal year 2002, Samsung Electronics Co. and Motorola, Inc. accounted for 38% and 12%, respectively, of the Company's total net revenues from customers other than Conexant. During fiscal year 2001, Samsung Electronics Co. and Nokia Corporation accounted for 44% and 12%, respectively, of the Company's total net revenues from customers other than Conexant. As of September 30, 2002 Samsung Electronics Co. accounted for approximately 27% of the Company's gross accounts receivable. The foregoing percentages are based on sales representing the Mexicali Operations' and the wireless business of Conexant's sales for the full fiscal year during 2001 and the fiscal 2002 pre-Merger period through June 25, 2002, and sales of Skyworks, the combined company, for the post-Merger period from June 26, 2002 through the end of the fiscal year.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or license numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications and licenses, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, devices, algorithms and processes. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. We believe that our technological position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

COMPETITIVE CONDITIONS

We compete on the basis of time-to-market; new product innovation: overall product quality and performance; price; compliance with industry standards; strategic relationships with customers: and protection of our intellectual property. Certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our customers, resellers or other third parties. These relationships may affect our customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot provide assurances that we will be able to compete successfully against current and potential competitors.

RESEARCH AND DEVELOPMENT

Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. Our design centers are strategically located around the world to be in close proximity to our customers and to take advantage of key technical and engineering talent worldwide. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies.

Our research and development expenditures for fiscal 2002, 2001 and 2000 were $132.6 million, $111.1 million and $91.6 million, respectively.

                                       Skyworks Solutions, Inc. and Subsidiaries


RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply. However, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services against long-term agreements or on individual purchase orders. We do not carry significant inventories and do not have any additional long-term supply contracts with our suppliers. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. Raw wafers and other raw materials used in the production of our CMOS products are available from several suppliers.

Under a supply agreement entered into with Conexant in connection with the Merger, we will receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group. Pursuant to our supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005. We estimate that our minimum purchase obligation under this agreement will result in excess costs of approximately $5.1 million and we have recorded this liability and charged cost of sales in fiscal 2002.

BACKLOG

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

ENVIRONMENTAL REGULATIONS

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.

We believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

CYCLICALITY; SEASONALITY

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change. Product obsolescence, price erosion, evolving technical standards, and shortened product life cycles may contribute to wide fluctuations in product supply and demand. These and other factors, together with changes in general economic conditions, may cause significant upturns and downturns in the industry, and in our business. Periods of industry downturns -- as we experienced in fiscal 2001 -- have been characterized by diminished product demand, production overcapacity, excess inventory levels and accelerated erosion of average selling prices. These factors may cause substantial fluctuations in our revenues and our operational performance. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as mobile handsets. This generally occurs in the last calendar quarter ending in December. Sales of semiconductor products and system solutions used in these products generally increase just prior to this quarter and continue at a higher level through the end of the calendar year.

                                       Skyworks Solutions, Inc. and Subsidiaries


GEOGRAPHIC INFORMATION

Net revenues from customers other than Conexant by geographic area are presented based upon the country of destination. Net revenues from customers other than Conexant by geographic area are as follows (in thousands):

                                                  YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              2002          2001          2000
                                            --------      --------      --------
   United States .....................      $ 32,760      $ 18,999      $ 32,726
   Other Americas ....................         4,615         5,455         8,146
                                            --------      --------      --------
           Total Americas ............        37,375        24,454        40,872

  South Korea ........................       237,681       142,459       167,269
  Other Asia-Pacific .................       114,974        23,898        46,255
                                            --------      --------      --------
           Total Asia-Pacific ........       352,655       166,357       213,524

  Europe, Middle East and Africa .....        28,314        24,691        58,587
                                            --------      --------      --------
                                            $418,344      $215,502      $312,983
                                            ========      ========      ========

Although we sell the vast majority of our products into the Asia-Pacific region, end products that our customers develop may ultimately be shipped worldwide. For example, if we sell a power amplifier module to a customer in South Korea, we record the sale within the South Korea account although that customer, in turn, may integrate that module into a product sold to a service provider (its customer) in Africa, China, Europe, the Middle East, the Americas or within South Korea. Accordingly, our revenues by geography do not correlate to end handset demand by region.

Long-lived assets principally consist of property, plant and equipment, goodwill and intangible assets. Long-lived assets by geographic area are as follows (in thousands):

                                                          SEPTEMBER 30,
                                                --------------------------------
                                                   2002                  2001
                                                ----------            ----------
Assets
  United States ....................            $1,063,163            $   44,539
  Mexico ...........................                52,730               126,730
  Canada ...........................                   387                58,373
  Other ............................                 3,236                 1,285
                                                ----------            ----------
                                                $1,119,516            $  230,927
                                                ==========            ==========

EMPLOYEES

As of September 27, 2002, the Company employed approximately 4,000 persons. Approximately 1,100 employees in Mexico are covered by collective bargaining agreements. Management believes that its current relations with employees are good.

We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

ITEM 2            PROPERTIES

We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. We own and lease approximately 865,000 square feet and 316,000 square feet of office and manufacturing space, respectively. In addition, we lease approximately 142,000 square feet of sales office and design center space with approximately 43% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities measuring 50,000 square feet or more:

                                       Skyworks Solutions, Inc. and Subsidiaries


LOCATION                                   OWNED/LEASED                                 FUNCTION
--------                                   ------------                                 --------
Mexicali, Mexico                           Owned                 Assembly and test facility
Irvine, California                         Leased                Office space
Woburn, Massachusetts                      Owned                 Corporate headquarters, manufacturing
Haverhill, Massachusetts                   Owned                 Design engineering, manufacturing, assembly and
                                                                 testing, office space
Newport Beach, California                  Leased                Office space
Newbury Park, California                   Leased                Office space, manufacturing
Newbury Park, California                   Owned                 Manufacturing
Adamstown, Maryland                        Owned                 Manufacture electrical ceramic product components,
                                                                 occupied by subsidiary

During the first quarter of fiscal 2003, we relocated our Haverhill, Massachusetts operations to our Woburn, Massachusetts facility. Our facility in Haverhill is currently on the market for sale. We also moved our operations from our Newport Beach facilities to Irvine, California during the first quarter of fiscal 2003. Both of these actions are part of our consolidation effort to minimize costs. Based on this information, we believe that the above facilities are in good repair, meet our existing needs adequately and operate at reasonable levels of capacity.

Certain of our facilities, including our California and Mexicali, Mexico facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities.

ITEM 3            LEGAL PROCEEDINGS

From time to time various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against Skyworks, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. In addition, in connection with the Merger, Skyworks has assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries in respect of the operations of Conexant's wireless business. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Skyworks. Intellectual property disputes often have a risk of injunctive relief which, if imposed against Skyworks, could materially and adversely affect the financial condition or results of operations of Skyworks.

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology.

On June 8, 2002 Skyworks Technologies, Inc. ("STI"), filed a complaint in the United States District Court, in the Central District of California, Southern Division, alleging trademark infringement, false designation of origin, unfair competition, and false advertising by the Company. Without a material impact to the financial statements, the Company reached an agreement on this matter with STI, which includes a release of all pending claims and an arrangement for mutual coexistence using the name Skyworks.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 27, 2002.

                                     PART II

ITEM 5            MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol SWKS. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated. The merger of the wireless business of Conexant with Alpha and the acquisition of the Mexicali Operations ("Washington/Mexicali") was completed on June 25, 2002. Market

                                       Skyworks Solutions, Inc. and Subsidiaries


price range information for periods on and after June 26, 2002 reflects sale prices for the common stock of the combined company, and market price range information for all periods on and prior to June 25, 2002 reflects prices for the common stock of Alpha on the Nasdaq National Market under the symbol AHAA. Washington/Mexicali was not publicly traded prior to the Merger. The number of stockholders of record of Skyworks as of December 4, 2002 was approximately 48,381.

Neither Skyworks nor its corporate predecessor, Alpha, have paid cash dividends on common stock since an Alpha dividend made in fiscal 1986, and Skyworks does not anticipate paying cash dividends in the foreseeable future. Our expectation is to retain all of our earnings to finance future growth.

                                                         HIGH        LOW
       ==================================================================
       FISCAL YEAR ENDED SEPTEMBER 27, 2002:

           First quarter ..........................     $30.05     $16.55

           Second quarter .........................      22.92      15.25

           Third quarter, until June 25,
           2002 ...................................      16.97       5.56

           Third quarter, on and after June 26,
           2002 ...................................       5.70       4.99

           Fourth quarter .........................       5.90       2.90

       FISCAL YEAR ENDED SEPTEMBER 28, 2001:

           First quarter ..........................     $54.00     $24.75

           Second quarter .........................      35.94      13.94

           Third quarter ..........................      29.70      13.56

           Fourth quarter .........................      40.36      18.72

       ==================================================================

ITEM 6            SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to September 30. Fiscal years 2002, 2001 and 2000 each comprised 52 weeks and ended on September 27, September 28 and September 29, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The selected consolidated financial data set forth below as of September 30, 2002 and 2001 and for the fiscal years 2002, 2001 and 2000 have been derived from our audited consolidated financial statements and are included elsewhere in this Annual Report on Form 10-K. The selected combined financial data set forth below as of September 30, 2000, 1999 and 1998 and for the fiscal years 1999 and 1998 have been derived from our combined financial statements that are not included in this Annual Report on Form 10-K.

Because the Merger was accounted for as a reverse acquisition, a purchase of Alpha by Washington/Mexicali, the historical financial statements of Washington/Mexicali became the historical financial statements of Skyworks after the Merger. The historical information provided below does not include the historical financial results of Alpha for periods prior to June 25, 2002, the date the Merger was consummated. The historical financial information may not be indicative of the Company's future performance and does not reflect what the results of operations and financial position prior to the Merger would have been had Washington/Mexicali operated independently of Conexant during the periods presented prior to the Merger or had the results of Alpha been combined with those of Washington/Mexicali during the periods presented prior to the Merger.

                                       Skyworks Solutions, Inc. and Subsidiaries


                                                                                         FISCAL YEAR

                                                       2002(1)             2001              2000           1999           1998
====================================================================================================================================
 (IN THOUSANDS)
 STATEMENT OF OPERATIONS DATA:
 Net revenues:
     Third parties ...............................   $   418,344       $   215,502       $   312,983    $   176,015    $    79,066
     Conexant ....................................        39,425            44,949            65,433         40,400         33,205
                                                     -----------       -----------       -----------    -----------    -----------
        Total net revenues .......................       457,769           260,451           378,416        216,415        112,271
                                                     -----------       -----------       -----------    -----------    -----------
 Cost of goods sold (2):
     Third parties ...............................       294,149           268,749           207,450         96,699         44,503
     Conexant ....................................        37,459            42,754            62,720         37,840         33,350
                                                     -----------       -----------       -----------    -----------    -----------
           Total cost of goods sold ..............       331,608           311,503           270,170        134,539         77,853
                                                     -----------       -----------       -----------    -----------    -----------
 Gross margin ....................................       126,161           (51,052)          108,246         81,876         34,418
 Operating expenses:
     Research and development ....................       132,603           111,053            91,616         66,457         56,748
     Selling, general and administrative .........        50,178            51,267            52,422         27,202         21,211
     Amortization of intangible assets (4)........        12,929            15,267             5,327             --             --
     Purchased in process research and
       development (5)............................        65,500                --            24,362             --             --
     Special charges (3) .........................       116,321            88,876                --          1,432            220
                                                     -----------       -----------       -----------    -----------    -----------
       Total operating expenses ..................       377,531           266,463           173,727         95,091         78,179
                                                     -----------       -----------       -----------    -----------    -----------
 Operating loss ..................................      (251,370)         (317,515)          (65,481)       (13,215)       (43,761)
 Interest expense ................................        (4,227)               --                --             --             --
 Other income (expense), net .....................           (56)              210               142            (54)         1,559
                                                     -----------       -----------       -----------    -----------    -----------
 Loss before income taxes ........................      (255,653)         (317,305)          (65,339)       (13,269)       (42,202)
 Provision (benefit) for income taxes ............       (19,589)            1,619             1,140          1,646          1,082
                                                     -----------       -----------       -----------    -----------    -----------
 Net loss ........................................   $  (236,064)      $  (318,924)      $   (66,479)   $   (14,915)   $   (43,284)
                                                     =============================================================================
BALANCE SHEET DATA:

 Working capital .................................   $    79,769       $    60,540       $   135,649    $    55,374    $    17,831
 Total assets ....................................     1,346,912           314,287           501,553        291,909        203,313
 Long-term liabilities ...........................       184,309             3,806             3,767          3,335          2,063
 Shareholders' equity ............................     1,014,976           287,661           466,416        275,568        187,196

----------

                                       Skyworks Solutions, Inc. and Subsidiaries


      (1) The Merger was completed on June 25, 2002. Financial statements for periods prior to June 26, 2002 represent Washington/Mexicali's combined results and financial condition. Financial statements for periods after June 26, 2002 represent the consolidated results and financial condition of Skyworks, the combined company.

      (2) In fiscal 2001, the Company recorded $58.7 million of inventory write-downs.

      (3) In fiscal 2002, the Company recorded special charges of $116.3 million, principally related to the impairment of the assembly and test machinery and equipment and the related facility in Mexicali, Mexico, and the write-off of goodwill and other intangible assets related to the fiscal 2000 acquisition of Philsar Semiconductor Inc. In fiscal 2001, the Company recorded special charges of $88.9 million, principally related to the impairment of certain wafer fabrication assets and restructuring activities.

      (4) In fiscal 2000, Philsar Semiconductor Inc. was acquired and as a result of the acquisition, during fiscal 2002, 2001 and 2000, the Company recorded $12.9 million, $15.3 million and $5.3 million, respectively, in amortization of goodwill and other acquisition-related intangible assets.

      (5) In fiscal 2002 and fiscal 2000 the Company recorded purchased in-process research and development charges of $65.5 million and $24.4 million, respectively, related to the Merger and the acquisition of Philsar Semiconductor Inc., respectively.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

On December 16, 2001, Alpha, Conexant and Washington Sub, Inc. ("Washington"), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by the Merger of this wireless business into Alpha with Alpha as the surviving entity in the Merger. The Merger was completed on June 25, 2002. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

Immediately following completion of the Merger, the Company purchased the Mexicali Operations for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. Accordingly, our consolidated financial results include the assets, liabilities, operating results and cash flows of the Washington business and the Mexicali Operations for all periods presented, and also include the results of operations of Alpha from June 25, 2002, the date of acquisition. The Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali. References to the "Company" refer to Washington/Mexicali for all periods prior to June 26, 2002 and to the combined company following the Merger.

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the historical financial statements of Washington/ Mexicali became the historical financial statements of the Company after the Merger. Because the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 26, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

Skyworks' fiscal year ends on the Friday closest to September 30. Fiscal years 2002, 2001 and 2000 each comprised 52 weeks and ended on September 27, September 28 and September 29, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, references to September 30, 2002, 2001 and 2000 contained in this discussion refer to the actual fiscal year-end of the Company.

                                       Skyworks Solutions, Inc. and Subsidiaries


Skyworks is a leading wireless semiconductor company focused on providing front-end modules, radio frequency subsystems and complete system solutions to wireless handset and infrastructure customers worldwide. We offer a comprehensive family of components and RF subsystems, and also provide complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services.

We have entered into various agreements with Conexant providing for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We have also entered into agreements with Conexant providing for the supply to us of transition services by Conexant and silicon-based wafer fabrication services by Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility. Pursuant to our supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, warranties, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition -- Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for non-distributor customers is recorded based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and has not been significant for any of the periods presented.

Inventories -- We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those excess inventories. We sell our products to communications equipment OEMs that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier's components into a cellular handset, substituting another supplier's components requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.


Impairment of long-lived assets -- Long-lived assets, including fixed assets, goodwill and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other

                                       Skyworks Solutions, Inc. and Subsidiaries


things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Deferred income taxes -- We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. Reduction of a portion of the valuation allowance may be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $24 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carry forward period.

Warranties -- Reserves for estimated product warranty costs are provided at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and costs incurred to rework or replace defective products. Should actual product failure rates or costs differ from estimates, additional warranty reserves could be required, which could reduce our gross margins.

Allowance for doubtful accounts -- We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

RESULTS OF OPERATIONS

GENERAL

In fiscal 2002, our revenues from product sales to third parties increased approximately 94% from fiscal 2001, as a result of renewed demand for our wireless product portfolio. The increased demand is partially due to reduction in the level of excess channel inventories that had adversely affected the digital cellular handset markets during fiscal 2001. Revenues attributable to Alpha, post Merger, included in fiscal 2002 were approximately $36 million. During 2002 the Company consolidated facilities, reduced its work force and continued to implement cost saving initiatives. In addition, increased revenues and improved utilization of our manufacturing facilities contributed to an improvement in operating results in fiscal 2002. Cost of goods sold for fiscal 2002 was adversely affected by a charge of $5.1 million in connection with expected losses for certain wafer fabrication commitments made under a supply agreement with Conexant whereby we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor, Inc. Cost of goods sold for fiscal 2002 also reflects approximately $3.1 million of additional costs related to the Merger.

                                       Skyworks Solutions, Inc. and Subsidiaries


During fiscal 2001, we -- like many of our customers and competitors -- were adversely impacted by a broad slowdown affecting the wireless communications sector, including most of the end-markets for our products. Our net revenues for fiscal 2001 reflected deterioration in the digital cellular handset market resulting from excess channel inventories due to a slowdown in demand for mobile phones and a slower transition to next-generation phones. The effect of weakened end-customer demand was compounded by higher than normal levels of component inventories among manufacturer, subcontractor and distributor customers. The overall slowdown in the wireless communications markets also affected our gross margins and operating income. Cost of goods sold for fiscal 2001 was adversely affected by the significant underutilization of manufacturing capacity. Cost of goods sold for fiscal 2001 also reflects $58.7 million of inventory write-downs across our product portfolio resulting from the sharply reduced end-customer demand for digital cellular handsets.

EXPENSE REDUCTION AND RESTRUCTURING INITIATIVES

During fiscal 2002, the Company reduced its workforce through involuntary severance programs and recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

In fiscal 2001, we implemented a number of expense reduction and restructuring initiatives to more closely align our cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions, temporary shutdowns of manufacturing facilities and significant reductions in capital spending.

Through involuntary severance programs and attrition, we reduced our workforce in fiscal 2001 by approximately 250 employees (principally in our manufacturing operations). In addition, we periodically idled our Newbury Park, California wafer fabrication facility and, for a portion of fiscal 2001, implemented a reduced workweek at our Mexicali facility.

We recorded restructuring charges of $2.7 million in fiscal 2001 related to the workforce reductions completed through September 30, 2001. The restructuring initiatives and other expense reduction actions resulted in a quarterly reduction of operating expenses of approximately $4.8 million for the fourth quarter of fiscal 2001 as compared with the second quarter of fiscal 2001.

ASSET IMPAIRMENTS

During the third quarter of fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on our current and projected outlook.

The Company experienced a severe decline in factory utilization at its Mexicali facility for non-wireless products and projected decreasing revenues and new order volume. Management believed these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant and modest volume increases consistent with management's view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management's decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. We believe the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our May 2000 acquisition of Philsar Semiconductor Inc. ("Philsar"). Philsar was a developer

                                       Skyworks Solutions, Inc. and Subsidiaries


of radio frequency semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and radio frequency components for third-generation (3G) digital cellular handsets. Management determined that the Company would not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line has been discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

Goodwill and intangible assets resulting from the Merger will be tested for impairment following the guidelines established in SFAS 142,which addresses financial accounting and reporting for acquired goodwill and other intangible assets. We will adopt SFAS 142 in the beginning of our 2003 fiscal year, and are required to perform a transitional impairment test for goodwill upon adoption. We may be required to record a substantial transitional impairment charge as a result of adopting SFAS 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at September 30, 2002.

During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company's Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management's view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management's decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

                                               2002         2001         2000
                                              ------       ------       ------
Net revenues ............................      100.0%       100.0%       100.0%
Cost of goods sold ......................       72.4        119.6         71.4
                                              ------       ------       ------
Gross margin ............................       27.6        (19.6)        28.6
Operating expenses:
  Research and development ..............       29.0         42.6         24.2
  Selling, general and administrative ...       11.0         19.7         13.9
  Amortization of intangible assets .....        2.8          5.9          1.4
  Purchased in-process research and
     development ........................       14.3           --          6.4
  Special charges .......................       25.4         34.1           --
                                              ------       ------       ------
     Total operating expenses ...........       82.5        102.3         45.9
                                              ------       ------       ------
Operating loss ..........................      (54.9)      (121.9)       (17.3)
Other income (expense), net .............       (0.9)         0.1           --
                                              ------       ------       ------
Loss before income taxes ................      (55.8)      (121.8)       (17.3)
Provision (benefit) for income taxes ....       (4.3)         0.7          0.3
                                              ------       ------       ------
Net loss ................................      (51.6)%     (122.5)%      (17.6)%
                                              ======       ------       ======

                                       Skyworks Solutions, Inc. and Subsidiaries


NET REVENUES

                                        YEARS ENDED SEPTEMBER 30,
                      --------------------------------------------------------------
                        2002        CHANGE        2001         CHANGE        2000
                      ---------     ------      ---------      ------      ---------
(in thousands)
Net revenues:
  Third parties .     $ 418,344      94.1%      $ 215,502       (31.1)%    $ 312,983
  Conexant ......        39,425      (12.3)%       44,949       (31.3)%       65,433
                      ---------      ----       ---------       ----       ---------
                      $ 457,769      75.8%      $ 260,451       (31.2)%    $ 378,416
                      =========      ====       =========       ====       =========

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers, or ODMs, and contract manufacturers and indirectly through electronic components distributors. Samsung Electronics Co. accounted for 38%, 44% and 28% of net revenues from customers other than Conexant for the fiscal years ended September 30, 2002, 2001 and 2000 respectively. Motorola, Inc. accounted for 12% of net revenues from customers other than Conexant for the fiscal year ended September 30, 2002. Revenues derived from customers other than Conexant located in the Americas region decreased from 11% and 13% in 2001 and 2000, respectively, to 9% in fiscal 2002. Revenues derived from customers other than Conexant located in the Asia-Pacific region increased from 77% and 68% in 2001 and 2000, respectively, to 84% in fiscal 2002. Revenues derived from customers other than Conexant located in the Europe/Middle East/Africa region decreased from 12% and 19% in 2001 and 2000, respectively, to 7% in fiscal 2002. The foregoing percentages are based on sales representing Washington/Mexicali sales for the full fiscal year during 2002, 2001 and 2000 and including sales of Skyworks for the post-Merger period from June 26, 2002 through the end of the fiscal year.

We recognize revenues from product sales directly to our customers and to distributors upon shipment and transfer of title. Provision for sales returns is made at the time of sale based on experience. An insignificant portion of product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products.

Revenues from product sales to customers other than Conexant, which represented 91%, 83% and 83% of total net revenues for the fiscal years 2002, 2001 and 2000, respectively, increased 94% in 2002 principally reflecting increased sales of GSM products, including power amplifier modules and complete cellular systems. We also experienced increased demand for our power amplifier modules for CDMA and TDMA applications from a number of our key customers. Revenues attributable to Alpha, post Merger, included in fiscal 2002 were approximately $36 million. Revenues from product sales to customers other than Conexant decreased 31% when comparing fiscal 2001 to fiscal 2000 principally resulting from the significant decrease in demand throughout the industry during this period.

Revenues from wafer fabrication and semiconductor assembly and test services provided to Conexant represented 9%, 17% and 17% of total revenues for fiscal 2002, 2001 and 2000, respectively. The decrease in 2002 when compared to the prior years is primarily attributable to lower demand for assembly and test services from Conexant's Mindspeed Technologies and broadband access businesses due to the broad slowdown affecting most of the communications electronics end-markets for Conexant's products.

GROSS MARGIN

                                                YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                            2002          2001           2000
                                          --------      --------       --------
(in thousands)
Gross margin:
  Third parties ......................    $124,195      $(53,247)      $105,533
  % of net revenues from third parties          30%          (25)%           34%
  Conexant ...........................    $  1,966      $  2,195       $  2,713
  % of net revenues from Conexant ....           5%            5%             4%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property

                                       Skyworks Solutions, Inc. and Subsidiaries


costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods sold also includes allocations from Conexant through June 25, 2002 of manufacturing cost variances, process engineering and other manufacturing costs which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin from third party sales for fiscal 2002, compared with fiscal 2001, reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of the Newbury Park wafer fabrication assets in the third quarter of fiscal 2001 and the Mexicali facility assets in the third quarter of 2002. The effect of the write-down of the Newbury Park wafer fabrication assets and the Mexicali facility assets on fiscal 2002 gross margin was approximately $10.5 million and $5.5 million, respectively. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin. Gross margin for fiscal 2002 was also adversely impacted by additional warranty costs of $14.0 million. The additional warranty costs were the result of an agreement with a major customer for the reimbursement of costs the customer incurred in connection with the failure of a product when used in a certain adverse environment. Although we developed and sold the product to the customer pursuant to mutually agreed-upon specifications, the product experienced unusual failures when used in an environment in which the product had not been previously tested. The product has since been modified and no additional costs are expected to be incurred in connection with this issue. In addition, under a wafer fabrication supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor, Inc. based on a contractual agreement between Conexant and Jazz Semiconductor. We originally estimated our obligation under this agreement would result in excess costs of approximately $13.2 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, we reevaluated this obligation and reduced our liability and cost of sales by approximately $8.1 million in the quarter. Gross margin for the year ended September 30, 2002 benefited by approximately $12.5 million as a result of the sale of inventories having a historical cost of $12.5 million that were written down to a zero cost basis during fiscal year 2001; such sales resulted from sharply increased demand beginning in the fourth quarter of fiscal 2001 that was not anticipated at the time of the write-downs. Gross margin for fiscal 2001 was adversely affected by inventory write-downs of approximately $58.7 million, partially offset by approximately $4.5 million of subsequent sales of inventories written down to a zero cost basis.

The inventory write-downs recorded in fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our radio frequency components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter.

During fiscal 2002, we sold an additional $12.5 million of inventories previously written down to a zero cost basis. As of September 30, 2002, we continued to hold inventories with an original cost of approximately $5.4 million which were previously written down to a zero cost basis. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories that are carried at zero cost basis, our gross margins will be favorably affected. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete. Approximately $1.8 million and $34.5 million of inventories that were carried at zero cost basis were scrapped during fiscal 2002 and 2001, respectively.

                                       Skyworks Solutions, Inc. and Subsidiaries


Under supply agreements entered into with Conexant in connection with the Merger, we will receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor's Newport Beach, California foundry, and we will provide wafer fabrication, wafer probe, final test and other services to Conexant at our Newbury Park facility, in each case, for a three-year period after the Merger. We will also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

During the term of one of our supply agreements with Conexant, our unit cost of goods supplied by Jazz Semiconductor Inc.'s Newport Beach foundry will continue to be affected by the level of utilization of the Newport Beach foundry joint venture's wafer fabrication facility and other factors outside our control. Pursuant to the terms of this supply agreement with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. We estimate that our obligation under this agreement will result in excess costs of approximately $5.1 million and we have recorded this liability in the current period. In addition, our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

RESEARCH AND DEVELOPMENT

                                                 YEARS ENDED SEPTEMBER 30,
                             ----------------------------------------------------------------
                               2002         CHANGE         2001         CHANGE         2000
                             --------      --------      --------      --------      --------
(in thousands)
Research and development     $132,603            19%     $111,053            21%     $ 91,616
% of net revenues ......           29%                         43%                         24%

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

The increase in research and development expenses in fiscal 2002 compared to fiscal 2001 primarily reflects the opening of a new design center in Le Mans, France and higher headcount and personnel-related costs. Subsequent to the first quarter of fiscal 2001, we expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets.

During fiscal 2001, the Company focused its research and development investment principally on wireless communications applications such as next generation power amplifiers, radio frequency subsystems and cellular systems. In particular, the Company has focused a significant amount of research and development resources in developing complete network protocol stacks and user interface software in support of its cellular systems initiative. The increase in research and development expenses for fiscal 2001 primarily reflects higher headcount and personnel-related costs to support the Company's expanded development efforts and the accelerated launch of new products. The higher fiscal 2001 research and development expenses also include costs of approximately $5.6 million resulting from the acquisition of Philsar in fiscal 2000.

Under transition services agreements with Conexant entered into in connection with the Merger, Conexant will continue to perform various research and development services for us at actual cost generally until December 31, 2002, unless the parties otherwise agree. To the extent we use these services subsequent to the expiration of the specified term, the pricing is subject to negotiation.

SELLING, GENERAL AND ADMINISTRATIVE

                                                     YEARS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------
                                         2002        CHANGE         2001        CHANGE         2000
                                        -------      -------       -------      -------       -------
(in thousands)
Selling, general and administrative     $50,178           (2)%     $51,267           (2)%     $52,422
% of net revenues .................          11%                        20%                        14%

Selling, general and administrative expenses include personnel costs, sales representative commissions, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from

                                       Skyworks Solutions, Inc. and Subsidiaries


Conexant through June 25, 2002 for a variety of shared functions, including legal, accounting, treasury, human resources, real estate, information systems, customer service, sales, marketing, field application engineering and other corporate services.

The decrease in selling, general and administrative expenses in fiscal 2002 compared to fiscal 2001 and in fiscal 2001 compared to fiscal 2000 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable.

Under the transition services agreement, Conexant will continue to perform various services for us at actual cost until December 31, 2002, unless the parties otherwise agree. To the extent we use these services subsequent to the expiration of the specified term, the pricing is subject to negotiation.

AMORTIZATION OF INTANGIBLE ASSETS

                                                       YEARS ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------
                                       2002        CHANGE         2001        CHANGE       2000
                                      -------      -------       -------      -------     -------
(in thousands)
Amortization of intangible assets     $12,929          (15)%     $15,267           nm     $ 5,327
% of net revenues ...............           3%                         6%                       1%

nm = not meaningful

In 2002, the Company recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are being amortized over their estimated useful lives (principally ten years).

We will adopt SFAS 142 in the beginning of our 2003 fiscal year, and are required to perform a transitional impairment test for goodwill upon adoption. We may be required to record a substantial transitional impairment charge as a result of adopting SFAS 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at September 30, 2002.

In connection with the fiscal 2000 acquisition of Philsar, we recorded an aggregate of $78.2 million of identified intangible assets and goodwill. These assets have been amortized over their estimated useful lives (principally five years). During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business. Management has determined that the Company will not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line has been discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired. The Philsar write-off resulted in a decrease in amortization expense in fiscal 2002.

The increase in amortization of intangible assets in fiscal 2001 compared to fiscal 2000 is the result of the Philsar acquisition in 2000 and the associated amortization of the recorded goodwill and intangible assets that were related to this transaction.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Merger in the third quarter of fiscal 2002, $65.5 million was allocated to purchased in-process research and development and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of certain products under development had not been established and no future alternative uses existed.

Prior to the Merger, Alpha was in the process of developing new technologies in its semiconductor and ceramics segments. The objective of the in-process research and development effort was to develop new semiconductor processes, ceramic materials and related products to satisfy customer requirements in the wireless and broadband markets. The following table summarizes the significant assumptions underlying the valuations of the Alpha in-process research and development (IPR&D) at the time of acquisition.

                                       Skyworks Solutions, Inc. and Subsidiaries


                                            Estimated costs to    Discount rate
 (in millions)   Date Acquired     IPRD     complete projects    applied to IPRD
                 -------------     -----    ------------------   ---------------
 Alpha           June 25, 2002     $65.5          $10.3                30%

The semiconductor segment was involved in several projects that have been aggregated into the following categories based on the respective technologies:

      Power Amplifier

            Power amplifiers are designed and manufactured for use in different types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, operating voltage and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering a higher level of integration.

      Control Products

            Control products consist of switches and switch filters that are used in wireless applications for signal routing. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

      Broadband

            The products in this grouping consist of radio frequency (RF) and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of high-speed, wireline and wireless network access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

      Silicon Diode

            These products use silicon processes to fabricate diodes for use in a variety of RF and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

      Ceramics

            The ceramics segment was involved in projects that relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

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

The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflects the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of in-process research and development was 30 percent. The IPR&D projects were expected to commence generating cash flows in fiscal 2003.

Special Charges

Asset Impairments

During the third quarter of fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on the Company's current and projected outlook.

The Company has experienced a severe decline in factory utilization at its Mexicali facility for non-wireless products and projected decreasing revenues and new order volume. Management believes these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant and modest volume increases consistent with management's view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

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

During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company's Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management's view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

Restructuring Charges

During fiscal 2002, the Company reduced its workforce through involuntary severance programs and recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During fiscal 2001, Washington/Mexicali reduced its workforce by approximately 250 employees, including approximately 230 employees in manufacturing operations. Restructuring charges of $2.7 million were recorded for such actions and were based upon estimates of the cost of severance benefits for the affected employees. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

                                                                  Fiscal 2002      Fiscal 2002
                                                  Fiscal 2001      workforce    facility closings
                                                    actions       reductions        and other          Total
                                                    -------       ----------        ---------          -----
Charged to costs and expenses.................     $   2,667
Cash payments.................................        (1,943)
Restructuring balance, September 30, 2001.....           724       $      --      $        --        $     724
Charged to costs and expenses.................            65           2,923               97            3,085
Cash payments.................................          (789)         (2,225)             (13)          (3,027)
                                                   ---------       ---------      -----------        ---------
Restructuring balance, September 30, 2002.....     $      --       $     698      $        84        $     782
                                                   =========       =========      ===========        =========

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. On September 27, 2002 this balance was $6.7 million and substantially all amounts accrued are expected to be paid within one year.

OTHER INCOME (EXPENSE), NET

Other income (expense), net is comprised primarily of interest expense, interest income on invested cash balances, gains/losses on the sale of assets, foreign exchange gains/losses and other non-operating income and expense items. The decrease to $4.3 million of other expense, net in fiscal 2002 from $0.2 million of other income, net in fiscal 2001 is principally the result of

                                       Skyworks Solutions, Inc. and Subsidiaries


approximately $4.1 million of additional interest expense related to the short-term note to Conexant for the Mexicali facility purchase.

PROVISION FOR INCOME TAXES

The net operating loss carryforwards and other tax benefits relating to the historical operations of Washington/Mexicali were retained by Conexant in the spin-off transaction, and will not be available to be utilized in our future separate tax returns. As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with Mexicali in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2002, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision (benefit) for income taxes for fiscal 2002, 2001 and 2000 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized. In 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2002, 2001 and 2000 totaled $53.4 million, $2.0 million and $4.2 million, respectively. Working capital at September 30, 2002 was approximately $79.8 million compared to $60.5 million at September 30, 2001. Annualized inventory turns were approximately 6.9 for the fourth quarter of fiscal 2002. Additionally, days sales outstanding included in accounts receivable for the fourth quarter of fiscal 2002 was approximately 57 days.

Cash used in operating activities was $99.1 million for fiscal 2002, reflecting a net loss of $236.1 million, offset by non-cash charges (depreciation and amortization, asset impairments and an in-process research and development charge) of $216.6 million and a net increase in the non-cash components of working capital of approximately $79.6 million. During 2002 the Company consolidated facilities, reduced its work force and continued to implement cost saving initiatives. In addition, increased revenues and improved utilization of our manufacturing facilities contributed to improved operating results in fiscal 2002.

Cash provided by investing activities for fiscal 2002 consisted of capital expenditures of $29.4 million and dividends to Conexant of $3.1 million offset by cash received of $67.1 million as a result of the Merger and $35.4 million from the sale of short-term investments acquired in the Merger. The capital expenditures for fiscal 2002 reflect a significant reduction from annual capital expenditures in fiscal 2001, a key component of the cost reduction initiatives implemented in fiscal 2002.

Cash provided by financing activities for fiscal 2002 principally consisted of net transfers from Conexant, pre-Merger, of $50.4 million and $30.0 million of proceeds from borrowings against the revolving credit facility with Conexant.

On September 30, 2002, the Company had $150 million in short-term promissory notes payable to Conexant pursuant to a financing agreement entered into in connection with the purchase of the Mexicali Operations. The notes were secured by the assets and properties of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions contained in the financing agreement with Conexant, fifty percent of the principal portion of the short-term promissory notes was due on March 24, 2003, and the remaining fifty percent of the notes was due on June 24, 2003. Interest on these notes was payable quarterly at a rate of 10% per annum for the first ninety days following June 25, 2002, 12% per annum for the next ninety days and 15% per annum thereafter. Because the Company refinanced these notes, the principal amount was classified on September 30, 2002 as a long-term note payable. In addition, on September 30, 2002 the Company had available a short-term $100 million loan facility from Conexant under the financing agreement to fund the Company's working capital and other requirements. $75 million of this facility became available on or after July 10, 2002, and the remaining $25 million balance of the facility would have become available if the Company had more than $150 million of eligible domestic receivables. The entire principal of any amounts borrowed under the facility was due on June 24, 2003. There were $30 million of borrowings as of September 30, 2002 under this facility. Because the Company refinanced the amounts borrowed under this loan facility, the principal amount was classified on September 30, 2002 as a long-term note payable.

On November 13, 2002, Skyworks successfully closed a private placement of $230 million of 4.75 percent convertible subordinated notes due 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay debt owed to Conexant

                                       Skyworks Solutions, Inc. and Subsidiaries


under the financing agreement. The payments to Conexant retired $105 million of the $150 million note relating to the purchase of the Mexicali Operations and repaid the $65 million principal amount outstanding as of November 13, 2002 under the loan facility, dissolving the $100 million facility and resulting in the release of Conexant's security interest in all assets and properties of the Company.

In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance of the note was exchanged for new 15% convertible debt securities with a maturity date of June 30, 2005. These notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the note is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences.

In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, Skyworks also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Cash used in operating activities was $89.4 million and $53.8 million for fiscal 2001 and 2000, respectively. Operating cash flows for fiscal 2001 and 2000 reflect net losses of $318.9 million and $66.5 million, respectively, offset by non-cash charges (depreciation and amortization, asset impairments and an in-process research and development charge) of $220.8 million and $98.1 million, respectively, and a net decrease in the non-cash components of working capital of approximately $8.7 million and a net increase of $85.4 million, respectively.

Cash used in investing activities for fiscal 2001 consisted of capital expenditures of $51.1 million. The capital expenditures for fiscal 2002 reflect a significant reduction from annual capital expenditures in fiscal 2001, a key component of the cost reduction initiatives implemented in fiscal 2002. Cash used in investing activities for fiscal 2000 consisted of capital expenditures of $100.4 million partially offset by cash received of $7.7 million in the acquisition of Philsar. The capital expenditures for fiscal 2001 reflect a significant reduction from annual capital expenditures in fiscal 2000, a key component of the cost reduction initiatives implemented in fiscal 2001.

Cash provided by financing activities consisted of net transfers from Conexant of $138.3 million and $148.7 million for fiscal 2001 and 2000, respectively. Historically, Conexant has managed cash on a centralized basis. Cash receipts associated with Washington/Mexicali's business were generally collected by Conexant, and Conexant generally made disbursements on behalf of Washington/Mexicali.

During fiscal years 1998 through 2001, we made a series of capital investments which increased the capacity of our Newbury Park gallium arsenide wafer fabrication facility. We made these investments to support then-current and anticipated future growth in sales of our wireless communications products, such as power amplifiers, that use the gallium arsenide process. During the same period, we made a series of capital investments at our Mexicali facility to expand our integrated circuit assembly capacity, including the addition of assembly lines using surface mount technology processes for the production of multi-chip modules, which the Mexicali facility principally produces for us. The capital investments also increased the Mexicali facility's test capacity, including radio frequency capable equipment for testing wireless communications products. We invested in the Mexicali facility to support then-current and anticipated future growth in sales of our wireless communications products and to support increasing demand for assembly and test services from Conexant.

Capital investments for the Newbury Park wafer fabrication facility totaled $0.7 million, $27.3 million and $35.5 million during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. A significant portion of the fiscal 2001 capital investments were made to continue or complete capital investment programs that we had initiated during fiscal 2000. During the second quarter of fiscal 2001, in response to the broad slowdown affecting the wireless communications sector, including us and Conexant, we sharply curtailed our capital expenditure programs.

Although reduced capital expenditures are a key component of the cost reduction initiatives, a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.

                                       Skyworks Solutions, Inc. and Subsidiaries


Following is a summary of consolidated debt and lease obligations at September 30, 2002 (see Notes 5 and 9 of the consolidated financial statements), in thousands:

   OBLIGATION                                     TOTAL      1-3 YEARS    4-5 YEARS    THEREAFTER
                                                 --------    ---------    ---------    ----------
   Debt .....................................    $180,168     $ 45,168     $135,000     $     --

   Operating leases .........................      40,215       19,350        9,212       11,653
                                                 --------     --------     --------     --------

   Total debt and operating lease obligations    $220,383     $ 64,518     $144,212     $ 11,653
                                                 ========     ========     ========     ========

Under supply agreements entered into with Conexant in connection with the Merger, the Company's expected minimum purchase obligations will be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively. These agreements are related to wafer fabrication, wafer probe and certain other services the Company will receive from Jazz Semiconductor's Newport Beach, California foundry. With the exception of $5.1 million related to fiscal 2003 purchase obligations, which has been accrued in fiscal 2002, we currently anticipate meeting each of the annual minimum purchase obligations under the three-year supply agreement with Conexant.

Based on the closing of the private placement, the debt refinancing with Conexant and current trends, the Company expects to generate sufficient operating cash to meet our short-term and long-term cash requirements.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended September 27, 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company has adopted the provisions of SFAS No. 141. Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2002. The Company will then have up to six months from October 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. We may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. Management is assessing the impact that adoption of SFAS No. 142 will have on the Company's financial statements. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write-down the value of long-lived assets.

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

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are assessing the impact that adoption of SFAS No. 146 will have on our financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


FORWARD-LOOKING STATEMENTS

This report and other documents we have filed with the SEC contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

CERTAIN BUSINESS RISKS

WE HAVE RECENTLY INCURRED SUBSTANTIAL OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES.

Our operating results have been adversely affected by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we incurred substantial operating losses during the twelve-month period ended September 27, 2002. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to become profitable, we must achieve substantial revenue growth and we will face an environment of uncertain demand in the markets for our products. We cannot assure you as to whether or when we will become profitable or whether we will be able to sustain such profitability, if achieved.

WE OPERATE IN THE HIGHLY CYCLICAL WIRELESS COMMUNICATIONS SEMICONDUCTOR INDUSTRY, WHICH IS SUBJECT TO SIGNIFICANT DOWNTURNS.

The wireless communications semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry. Periods of industry downturns, as we experienced through most of calendar year 2001, have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors, and in particular the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future. During the late 1990's and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. During calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our respective wireless communications semiconductor products and system solutions, particularly digital cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in revenue mix and other factors will continue to adversely affect our operating results in the near term.

WE ARE SUBJECT TO INTENSE COMPETITION.

The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our market include, among others:

      -     time-to-market;

      -     new product innovation;

                                       Skyworks Solutions, Inc. and Subsidiaries


      -     product quality, reliability and performance;

      -     price;

      -     compliance with industry standards;

      -     strategic relationships with customers; and

      -     protection of intellectual property.

We cannot assure you that we will be able to successfully address these factors. Many of our competitors have advantages over us, including:

      -     longer presence in key markets;

      -     greater name recognition;

      -     ownership or control of key technology or intellectual property; and

      - greater financial, sales and marketing, manufacturing, distribution, technical or other resources.

As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors have established or may establish financial or strategic relationships among themselves or with our customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP NEW PRODUCTS AND REDUCE COSTS IN A TIMELY MANNER.

The markets into which we sell demand cutting-edge technologies and new and innovative products. Our operating results depend largely on our ability to continue to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including:

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

In addition, prices of established products may decline, sometimes significantly, over time. We believe that to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

WE MAY NOT BE ABLE TO KEEP ABREAST OF THE RAPID TECHNOLOGICAL CHANGES IN OUR MARKETS.

The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:

      -     rapid technological developments;

      -     rapid changes in customer requirements;

                                       Skyworks Solutions, Inc. and Subsidiaries


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

Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for management and technical personnel is intense in the semiconductor industry. We cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

IF OEMS OF COMMUNICATIONS ELECTRONICS PRODUCTS DO NOT DESIGN OUR PRODUCTS INTO THEIR EQUIPMENT, WE WILL HAVE DIFFICULTY SELLING THOSE PRODUCTS. MOREOVER, A "DESIGN WIN" FROM A CUSTOMER DOES NOT GUARANTEE FUTURE SALES TO THAT CUSTOMER.

Our products will not be sold directly to the end-user but will be components of other products. As a result, we will rely on OEMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these "design wins" from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier's product into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM product platform because changing suppliers involves significant cost, time, effort and risk on the part of that OEM. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

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

UNCERTAINTIES INVOLVING THE ORDERING AND SHIPMENT OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

Our sales will typically be made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders prior to shipment. Additionally, we will sell a portion of our products through distributors, some of whom will have rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to the failure of anticipated orders to materialize, could result in us holding excess or obsolete inventory, which could result in inventory write-downs.

                                       Skyworks Solutions, Inc. and Subsidiaries


OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE RESULTS OF OUR OPERATIONS.

A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to Samsung Electronics Co. and to Motorola, Inc. represented approximately 38% and 12%, respectively, of net revenues from customers other Conexant during fiscal 2002 on a historical basis (such sales representing Washington/Mexicali sales for the fiscal year through June 25, 2002, and sales of Skyworks, the combined company, for the post-merger period from June 26, 2002 through the end of the fiscal year). Our future operating results will depend on the success of these customers and other customers and our success in selling products to them.

WE FACE A RISK THAT CAPITAL NEEDED FOR OUR BUSINESS WILL NOT BE AVAILABLE WHEN WE NEED IT.

We may need to obtain sources of financing in the future. After giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007 and our debt refinancing with Conexant, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

However, we cannot assure you that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when the Company seeks financing will affect our ability to raise capital, as well as the terms of any financing. The Company may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

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

In the event of these types of delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Newbury Park, California or Woburn, Massachusetts semiconductor wafer fabrication facilities, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

                                       Skyworks Solutions, Inc. and Subsidiaries


WE MAY NOT BE ABLE TO ACHIEVE MANUFACTURING YIELDS THAT CONTRIBUTE POSITIVELY TO OUR GROSS MARGIN AND PROFITABILITY.

Minor deviations or perturbations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of forecasting manufacturing yields accurately and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products. Our manufacturing operations will also face pressures arising from the compression of product life cycles, which will require us to manufacture new products faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

WE ARE DEPENDENT UPON THIRD PARTIES FOR THE MANUFACTURE, ASSEMBLY AND TEST OF OUR PRODUCTS.

We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:

      - the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;

      - limited control over delivery schedules, manufacturing yields, production costs and product quality; and

      - the inaccessibility of, or delays in obtaining access to, key process technologies.

Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use may allocate their limited capacity to the production requirements of other customers. If we choose to use a new foundry, it will typically take an extended period of time to complete the qualification process before we can begin shipping products from the new foundry. The foundries may experience financial difficulties, be unable to deliver products to us in a timely manner or suffer damage or destruction to their facilities, particularly since some of them are located in earthquake zones. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers' needs and have a material adverse effect on our operating results.

We also intend to utilize subcontractors to package, assemble and test a portion of our products. Because we rely on others to package, assemble or test our products, we are subject to many of the same risks as are described above with respect to foundries.

WE ARE DEPENDENT UPON THIRD PARTIES FOR THE SUPPLY OF RAW MATERIALS AND COMPONENTS.

We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. However, we are currently dependent on two suppliers for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. Nevertheless, while we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials, including epitaxial wafers, and components necessary for our manufacturing operations, we cannot assure you that we will not lose a significant supplier or that a supplier will be able to meet performance and quality specifications or delivery schedules.

Under a supply agreement entered into with Conexant in connection with the Merger, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group. Pursuant to our supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005. We estimate that our minimum purchase obligation under this agreement will result in excess costs of approximately $5.1 million and we have recorded this liability and charged cost of sales in fiscal 2002.

                                       Skyworks Solutions, Inc. and Subsidiaries


WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS INTERNATIONALLY.

Historically, a substantial majority of the Company's net revenues from customers other than Conexant were derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED BY SUBSTANTIAL QUARTERLY AND ANNUAL FLUCTUATIONS AND MARKET DOWNTURNS.

Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

      - changes in end-user demand for the products (principally digital cellular handsets) manufactured and sold by our customers;

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

                                       Skyworks Solutions, Inc. and Subsidiaries


OUR GALLIUM ARSENIDE SEMICONDUCTORS MAY NOT CONTINUE TO BE COMPETITIVE WITH SILICON ALTERNATIVES.

We manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. As a result, we must offer gallium arsenide products that provide superior performance to that of silicon for specific applications to be competitive with their respective silicon products. If we do not continue to offer products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. It is expected that the costs of producing gallium arsenide integrated circuits will continue to exceed the costs associated with the production of silicon circuits. The costs differ because of higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Silicon semiconductor technologies are widely-used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify products and markets that require performance superior to that offered by silicon solutions.

WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS OR DEMANDS THAT WE LICENSE THIRD-PARTY TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND PREVENT US FROM USING OUR TECHNOLOGY.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, we are in discussions with a third party who claims we are infringing certain of their intellectual property rights. The third party has filed a complaint in this matter but has not yet served Skyworks with the complaint. Although we believe that these claims are without merit, we are in discussions with this party to avoid litigation. The third party has indicated its willingness to resolve these claims without litigation if this third party were to proceed with litigation, we are prepared to vigorously defend against these claims. Moreover, we believe that the patent infringement claims that were asserted would impact only a limited number of our RF IC product line which presently accounts for less than 5% of our annualized revenues.

Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

      -     pay substantial damages;

      - cease the manufacture, import, use, sale or offer for sale of infringing products or processes;

      -     discontinue the use of infringing technology;

      -     expend significant resources to develop non-infringing technology;
            and

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

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, IT MAY HARM OUR ABILITY TO COMPETE.

We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:

      - the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful;

      - any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights will not be challenged, invalidated or circumvented; or

      - any of the measures described above would provide meaningful protection.

                                       Skyworks Solutions, Inc. and Subsidiaries


Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our patents fails to protect our technology, it would make it easier for our competitors to offer similar products, potentially resulting in loss of market share and price erosion. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for certain technologies and in certain foreign countries.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO EFFECT SUITABLE INVESTMENTS, ALLIANCES AND ACQUISITIONS, AND WE MAY HAVE DIFFICULTY INTEGRATING COMPANIES WE ACQUIRE. SKYWORKS' MERGER WITH THE WIRELESS BUSINESS OF CONEXANT PRESENTS SUCH RISKS.

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

WE MAY BE RESPONSIBLE FOR PAYMENT OF A SUBSTANTIAL AMOUNT OF U.S. FEDERAL INCOME AND OTHER TAXES UPON CERTAIN EVENTS.

In connection with Conexant's spin-off of its wireless business prior to the Merger, Conexant sought and received a ruling from the Internal Revenue Service to the effect that certain transactions related to and including the spin-off qualified as a reorganization and as tax-free for U.S. federal income tax purposes. While the tax ruling generally is binding on the Internal Revenue Service, the continuing validity of the ruling is subject to certain factual representations and assumptions. In connection with the Merger we entered into a tax allocation agreement with Conexant that generally provides, among other things, that we will be responsible for certain taxes imposed on various persons (including Conexant) as a result of either:

      - the failure of certain spin-off transactions to qualify as a reorganization for U.S. federal income tax purposes, or

      - the failure of certain spin-off transactions to qualify as tax-free to Conexant for certain U.S. federal income tax purposes,

if such failure is attributable to certain actions or transactions by or in respect of Skyworks (including our subsidiaries) or our stockholders, such as the acquisition of stock of Skyworks by a third party at a time and in a manner that would cause such failure. In addition, the tax allocation agreement provides that we will be responsible for various other tax obligations and for compliance with various representations, statements, and conditions made in the course of obtaining the tax ruling referenced above and in connection with the tax allocation agreement. Our obligations under the tax allocation agreement have been limited by a letter agreement dated November 6, 2002 entered into in connection with our debt refinancing with Conexant. Nevertheless, if we do not carefully monitor our compliance with the requirements imposed as a result of the spin-off and related transactions and our responsibilities under the tax allocation agreement, we might inadvertently trigger an obligation to

                                       Skyworks Solutions, Inc. and Subsidiaries


indemnify certain persons (including Conexant) pursuant to the tax allocation agreement or other obligations under such agreement. In addition, our indemnity obligations could discourage or prevent a third party from making a proposal to acquire Skyworks.

If we were required to pay any of the taxes described above, the payment could be very substantial and have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, it is expected that the interest payments we are required to make on the $45 million principal amount of 15% convertible senior subordinated notes due June 30, 2005 issued to Conexant will not be deductible for U.S. federal income tax purposes. Our inability to offset our interest expense from these obligations against other income may increase our tax liability currently and in future years.

Further, the terms of the 15% convertible senior subordinated notes due June 30, 2005 issued to Conexant require us to pay the principal due at the maturity date or upon certain acceleration events in a number of shares of our common stock equal to the principal due at such time divided by the applicable conversion price on such date. If the fair market value of our common stock on such date is less than the applicable conversion price of such notes, we may recognize cancellation of indebtedness income for federal income tax purposes equal to the excess of the principal amount of such notes due at such time over the fair market value of the common stock issued by us to satisfy our obligations under the notes.

CERTAIN PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR SOMEONE TO ACQUIRE CONTROL OF US.

We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our certificate of incorporation and by-laws include provisions such as:

      - the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

      - the ability of our board of directors to issue shares of preferred stock in one or more series without further authorization of stockholders;

      -     a prohibition on stockholder action by written consent;

      - elimination of the right of stockholders to call a special meeting of stockholders;

      - a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

      - a requirement that the affirmative vote of at least 66 2/3% of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws;

      - a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors, the classified board or the right to act by written consent;

      - a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the board of directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of board of directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares;

      -     a fair price provision; and

      - a requirement that the affirmative vote of at least 90% of our shares be obtained to amend or repeal the fair price provision.

In addition to the provisions in our certificate of incorporation and by-laws,
Section 203 of the Delaware General Corporation Law generally provides that a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.

WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS, WHICH COULD ADVERSELY IMPACT OUR BUSINESS.

We have used, and will continue to use, a variety of chemicals and compounds in manufacturing operations and have been and will continue to be subject to a wide range of environmental protection regulations in the United States. While we have not experienced any material adverse effect on our operations as a result of such regulations, we cannot assure you that current or future regulations would not have a material adverse effect on our business, financial condition and results of operations. Environmental regulations often require parties to fund remedial action regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. We cannot assure you that the amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on our business, financial condition and results of operations.

                                       Skyworks Solutions, Inc. and Subsidiaries


WE WILL ADOPT NEW ACCOUNTING POLICIES IN FISCAL 2003 THAT COULD NEGATIVELY IMPACT OUR EARNINGS FOR THAT YEAR.

In our fiscal year 2003, which began on September 28, 2002, we must adopt SFAS No. 142 "Goodwill and Other Intangible Assets." This policy will require us to evaluate the goodwill and intangible assets with indefinite lives that we report on our balance sheet for potential impairment using a fair value method. If we determine that our goodwill and other intangible assets with indefinite lives are impaired, we will be required to report non-cash charges to our earnings in fiscal year 2003 in the amount of such impairment. At September 27, 2002, we reported goodwill and intangible assets of $940,686,000. As a result, the adoption of SFAS No. 142 may result in asset write-downs on our balance sheet and significant non-cash charges to earnings in fiscal 2003. Management is assessing the impact that adoption of SFAS 142 will have on our financial statements.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY FLUCTUATE IN THE FUTURE.

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

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

OUR DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

For so long as the 4.75 percent convertible subordinated notes we issued in a private placement in November 2002 remain outstanding, we will have debt service obligations on the notes of approximately $10,925,000 per year in interest payments. In addition, we have extended the maturity of certain outstanding debt under a financing agreement with Conexant, as amended, which bears interest at a rate of 15% per year. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.

We intend to fulfill our debt service obligations from cash generated by our operations, if any, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and we may obtain other long-term debt, lines of credit and other financing.

Our indebtedness could have significant negative consequences, including:

      - increasing our vulnerability to general adverse economic and industry conditions;

      -     limiting our ability to obtain additional financing;

      - requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

                                       Skyworks Solutions, Inc. and Subsidiaries


      - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

      - placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 27, 2002, the carrying value of our cash and cash equivalents approximates fair value.

Our long-term debt consists of a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance. Our short-term debt on September 27, 2002 consists of the current portion of this loan. In addition, because we refinanced the note payable to Conexant for the acquisition of the Mexicali Operations and our loan facility with Conexant, the principal amount of $180 million was classified as long-term debt on September 27, 2002. We do not believe that we have significant cash flow exposure on our short-term or long-term debt.

                                       Skyworks Solutions, Inc. and Subsidiaries


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Company for the fiscal year ended September 30, 2002 are included herewith:

      (1) Independent Auditors' Reports...............................   Pages 38 through 39

      (2) Consolidated Balance Sheets at September 30, 2002,
          2001 and 2000...............................................   Page 40

      (3) Consolidated Statement of Operations for the Years
          Ended September 30, 2002, 2001 and 2000.....................   Page 41

      (4) Consolidated Statements of Stockholders' Equity for the
          Years Ended September 30, 2002, 2001 and 2000...............   Page 42

      (5) Consolidated Statements of Cash Flows for the Years
          Ended September 30, 2002, 2001 and 2000.....................   Page 43

      (6) Notes to Consolidated Financial Statements..................   Pages 44 through 65

                                       Skyworks Solutions, Inc. and Subsidiaries


                          Independent Auditors' Report

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended September 30, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries at September 30, 2002, and the results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended September 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Boston, Massachusetts
November 15, 2002

                                       Skyworks Solutions, Inc. and Subsidiaries


                          Independent Auditors' Report

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

     We have audited the accompanying consolidated balance sheet of Skyworks Solutions, Inc. and subsidiaries (formerly the combined balance sheet of the Washington Business and the Mexicali Operations of Conexant Systems, Inc.) as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (formerly Conexant's net investment and comprehensive income), and cash flows for the years ended September 30, 2000 and 2001. Our audits also included the financial statement schedule listed in the Index at
Item 15 for the years ended September 30, 2000 and 2001. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statements schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes addressing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries (formerly the Washington Business and the Mexicali Operations of Conexant Systems, Inc.) at September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      DELOITTE & TOUCHE LLP

      Costa Mesa, California
      February 14, 2002

                                       Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                              SEPTEMBER 30,
                                     ASSETS                                               2002             2001
                                                                                      -----------      -----------
CURRENT ASSETS:
  Cash and cash equivalents .....................................................     $    53,358      $     1,998
  Receivables, net of allowance for doubtful accounts of
     $1,324 and $3,206 ..........................................................          94,425           40,754
  Inventories ...................................................................          55,643           37,383
  Other current assets ..........................................................          23,970            3,225
                                                                                      -----------      -----------
          Total current assets ..................................................         227,396           83,360
Property, plant and equipment, less accumulated depreciation and amortization
   of $305,709 and $284,879 .....................................................         143,773          169,547
Goodwill and intangible assets, less accumulated amortization of $915 and $20,594         940,686           57,606
Deferred tax asset ..............................................................          22,487               --
Other assets ....................................................................          12,570            3,774
                                                                                      -----------      -----------
          Total assets ..........................................................     $ 1,346,912      $   314,287
                                                                                      ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ..........................................     $       129      $        --
  Accounts payable ..............................................................          45,350            2,653
  Accrued compensation and benefits .............................................          17,585           12,363
  Other current liabilities .....................................................          84,563            7,804
                                                                                      -----------      -----------
          Total current liabilities .............................................         147,627           22,820
Long-term debt, less current maturities .........................................         180,039               --
Long-term liabilities ...........................................................           4,270            3,806
                                                                                      -----------      -----------
          Total liabilities .....................................................         331,936           26,626

Commitments and contingencies ...................................................              --               --

STOCKHOLDERS' EQUITY:
Preferred stock, no par value: 25,000 authorized; no shares issued ..............              --               --
Common stock, $0.25 par value: 525,000 shares authorized; 137,589 shares issued
   and outstanding at September 30, 2002.........................................          34,397               --
Additional paid-in capital ......................................................       1,150,856               --
Accumulated deficit .............................................................        (170,193)              --
Unearned compensation, net of accumulated amortization of $53 ...................             (84)              --
Conexant's net investment .......................................................              --          287,661
                                                                                      -----------      -----------
          Total stockholders' equity ............................................       1,014,976          287,661
                                                                                      -----------      -----------
          Total liabilities and stockholders' equity ............................     $ 1,346,912      $   314,287
                                                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                   YEARS ENDED SEPTEMBER 30,
                                                              2002           2001           2000
                                                            ---------      ---------      ---------
Net revenues:
  Third parties .......................................     $ 418,344      $ 215,502      $ 312,983
  Conexant ............................................        39,425         44,949         65,433
                                                            ---------      ---------      ---------
          Total net revenues ..........................       457,769        260,451        378,416
                                                            ---------      ---------      ---------
Cost of goods sold:
  Third parties .......................................       294,149        268,749        207,450
  Conexant ............................................        37,459         42,754         62,720
                                                            ---------      ---------      ---------
          Total cost of goods sold ....................       331,608        311,503        270,170
                                                            ---------      ---------      ---------
Gross margin ..........................................       126,161        (51,052)       108,246
Operating expenses:
  Research and development ............................       132,603        111,053         91,616
  Selling, general and administrative .................        50,178         51,267         52,422
  Amortization of intangible assets ...................        12,929         15,267          5,327
  Purchased in-process research and development .......        65,500             --         24,362
  Special charges .....................................       116,321         88,876             --
                                                            ---------      ---------      ---------
          Total operating expenses ....................       377,531        266,463        173,727
                                                            ---------      ---------      ---------
Operating loss ........................................      (251,370)      (317,515)       (65,481)
Interest expense ......................................        (4,227)            --             --
Other income (expense), net ...........................           (56)           210            142
                                                            ---------      ---------      ---------
Loss before income taxes ..............................      (255,653)      (317,305)       (65,339)
Provision (benefit) for income taxes ..................       (19,589)         1,619          1,140
                                                            ---------      ---------      ---------
Net loss ..............................................     $(236,064)     $(318,924)     $ (66,479)
                                                            =========      =========      =========

Pro forma net loss per share, basic and diluted
(unaudited) (1) .......................................     $   (1.72)
                                                            =========

Pro forma number of weighted-average shares used in per
share computation (unaudited) (1) .....................       137,416
                                                            =========


(1) See Note 2 to the consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                           ACCUMULATED
                                                                                             OTHER
                                            COMMON STOCK         ADDITIONAL  CONEXANT'S   COMPREHENSIVE
                                                                  PAID-IN       NET          INCOME       ACCUMULATED    UNEARNED
                                          SHARES  PAR VALUE       CAPITAL    INVESTMENT      (LOSS)        DEFICIT     COMPENSATION
                                          ------  ---------       -------    ----------      ------        --------    ------------
Balance at September 30, 1999                 --         --             --      275,746         (178)             --          --

Net loss                                      --         --             --      (66,479)          --              --          --
Foreign currency translation
  adjustment                                  --         --             --           --          126              --          --
Contribution of business acquired by
  Conexant                                    --         --             --      108,495           --              --          --
Net transfers from Conexant                   --         --             --      148,706           --              --          --
                                         -------    -------    -----------     --------     --------       ---------       -----
Balance at September 30, 2000                 --         --             --      466,468          (52)             --          --

Net loss                                      --         --             --     (318,924)          --              --          --
Foreign currency translation
  adjustment                                  --         --             --           --         (232)             --          --
Contribution of additional assets
  related to business acquired                --         --             --        2,058           --              --          --
Net transfers from Conexant                   --         --             --      138,343           --              --          --
                                         -------    -------    -----------     --------     --------       ---------       -----
Balance at September 30, 2001                 --         --             --      287,945         (284)             --          --
Net loss                                      --         --             --      (66,280)          --        (170,193)         --
Foreign currency translation
  adjustment                                  --         --             --           --          409              --          --
Net transfers from Conexant                   --         --             --       50,404           --              --          --
Dividend (1)                                  --         --             --     (204,716)          --              --          --
Recapitalization as a result of
  purchase accounting under a reverse
  acquisition                            137,368     34,342      1,149,965      (67,353)        (125)             --        (137)
Issuance of common shares to
  401(k) plan                                129         31            513           --           --              --          --
Exercise of stock options                     26          7             35           --           --              --          --
Employee stock purchase plan                  66         17            313           --           --              --          --
Amortization of unearned compensation         --         --             --           --           --              --          53
Compensation expense                          --         --             30           --           --              --          --
                                         -------    -------    -----------     --------     --------       ---------       -----
Balance at September 30, 2002            137,589    $34,397    $ 1,150,856     $     --     $     --       $(170,193)      $ (84)
                                         =======    =======    ===========     ========     ========       =========       =====


(1) The dividend to Conexant represents the payment for the Mexicali operations ($150 million), the net assets retained by Conexant in connection with the spin-off, primarily accounts receivable net of accounts payable, and the assumption of certain Conexant liabilities by the Company.

The accompanying notes are an integral part of these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                        2002             2001             2000
                                                                 -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................     $  (236,064)     $  (318,924)     $   (66,479)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation ..........................................          47,695           58,708           61,710
     Amortization of intangible assets .....................          12,878           15,267            5,327
     Amortization of deferred compensation .................              53               --               --
     Contribution of common shares to Savings and
      Retirement Plan ......................................             874               --               --
     Compensation expense ..................................              30               --               --
     Deferred income taxes .................................         (23,117)              --               --
     Provision for (recoveries of) losses on accounts
      Receivable ...........................................          (1,178)            (468)           3,538
     In-process research and development charge ............          65,500               --           24,362
     Inventory provisions ..................................           2,704           60,978            3,132
     Asset impairments .....................................         111,817           86,209               --
     Loss on sale of assets ................................             209               80                4
  Changes in assets and liabilities net of acquisition:
     Receivables ...........................................         (84,924)          27,276          (39,846)
     Inventories ...........................................          (4,413)          (8,378)         (65,150)
     Accounts payable ......................................          36,635           (2,547)           1,961
     Accrued expenses and other current liabilities ........         (19,471)          (6,003)          14,210
     Other .................................................          (8,322)          (1,604)           3,401
                                                                 -----------      -----------      -----------
       Net cash used in operating activities ...............         (99,094)         (89,406)         (53,830)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .......................................         (29,412)         (51,118)        (100,424)
Cash and cash equivalents of acquired business .............          67,102               --            7,655
Sale of short-term investments .............................          35,422               --               --
Dividend to Conexant .......................................          (3,070)              --               --
                                                                 -----------      -----------      -----------
       Net cash provided by (used in) investing activities .          70,042          (51,118)         (92,769)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Conexant ................................          50,404          138,343          148,706
Short-term note to Conexant ................................          30,000               --               --
Payments on notes payable ..................................             (34)              --               --
Exercise of stock options ..................................              42               --               --
                                                                 -----------      -----------      -----------
      Net cash provided by financing activities ............          80,412          138,343          148,706
                                                                 -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents .......          51,360           (2,181)           2,107
Cash and cash equivalents at beginning of period ...........           1,998            4,179            2,072
                                                                 -----------      -----------      -----------
Cash and cash equivalents at end of period .................     $    53,358      $     1,998      $     4,179
                                                                 ===========      ===========      ===========

Supplemental disclosure of non-cash activities:
Acquisition of Alpha Industries, Inc. ......................     $ 1,183,105      $        --      $        --
                                                                 ===========      ===========      ===========
Dividend to Conexant .......................................     $   201,646      $        --      $        --
                                                                 ===========      ===========      ===========
Supplemental cash flow disclosures:
Taxes paid .................................................     $       832      $        --      $        --
                                                                 ===========      ===========      ===========
Interest paid ..............................................     $       323      $        --      $        --
                                                                 ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       Skyworks Solutions, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      On December 16, 2001, Alpha Industries, Inc. ("Alpha"), Conexant Systems, Inc. ("Conexant") and Washington Sub, Inc. ("Washington"), a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by a merger (the "Merger") of this wireless business into Alpha with Alpha as the surviving entity in the merger. This merger was completed on June 25, 2002. Following the merger, Alpha changed its corporate name to Skyworks Solutions, Inc (the "Company", "Skyworks").

      Immediately following completion of the Merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations ("Mexicali Operations") for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. The accompanying consolidated financial statements include the assets, liabilities, operating results and cash flows of the Washington business and the Mexicali Operations for all periods presented, and the results of operations of Alpha from June 25, 2002, the date of acquisition. For purposes of these combined financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

      The Merger has been accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the historical financial statements of Washington/ Mexicali became the historical financial statements of the Company after the Merger. Since the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

      The Company is a leading wireless semiconductor company focused on providing front-end modules, radio frequency (RF) subsystems, semiconductor components and complete system solutions to wireless handset and infrastructure customers worldwide. The Company offers a comprehensive family of components and RF subsystems, and also provides complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services.

      Basis of Presentation:

      The combined financial statements prior to the Merger were prepared using Conexant's historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the periods presented.

      Under purchase accounting, the operating results of the acquirer (Washington/Mexicali) are included for all periods being presented, whereas the operating results of the acquiree (Alpha) are included only after the date of acquisition (June 25, 2002) through the end of the period. Therefore, the historical financial information included herein does not necessarily reflect the combined assets, liabilities, operating results and cash flows of the Company in the future.

      Conexant used a centralized approach to cash management and the financing of its operations. Cash deposits from Washington/Mexicali were transferred to Conexant on a regular basis and were netted against Conexant's net

                                       Skyworks Solutions, Inc. and Subsidiaries


      investment. As a result, none of Conexant's cash, cash equivalents, marketable securities or debt was allocated to Washington/Mexicali in the financial statements. Cash and cash equivalents in the financial statements, prior to the acquisition, represented amounts held by certain foreign operations of Washington/Mexicali. Changes in equity represented funding from Conexant for working capital and capital expenditure requirements after giving effect to Washington/ Mexicali's transfers to and from Conexant for its cash flows from operations through June 25, 2002.

      Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements of Washington/Mexicali did not include an allocation of Conexant's debt or the related interest expense. Therefore, the financial statements do not necessarily reflect the financial position and results of operations of Washington/ Mexicali had it been an independent company as of the dates, and for the periods, presented.

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

      After the spin-off and the Merger, the Company is performing these functions using its own resources or purchased services, including services obtained from Conexant pursuant to a transition services agreement which expires on December 31, 2002 unless extended by mutual agreement.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

      The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year:

      The Company's fiscal year ends on the Friday closest to September 30. Fiscal years 2002, 2001 and 2000 each comprised 52 weeks and ended on September 27, September 28 and September 29, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates:

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, long-lived assets and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

      The combined financial statements have been prepared using Conexant's historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the periods presented.

Revenue Recognition:

      Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for non-distributor customers is recorded based on historical experience or specific identification of an event necessitating a reserve. Development revenue is recognized when services are performed and was not significant for any of the periods presented.

                                       Skyworks Solutions, Inc. and Subsidiaries


Research and Development Expenditures:

      Research and development costs are expensed as incurred.

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

Inventories:

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. The recoverability of inventories is assessed through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally over six months), the value of such inventory that is not expected to be sold at the time of the review is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Property, Plant and Equipment:

      Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method for financial reporting and accelerated methods for tax purposes. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are expensed as incurred.

      Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the life of the associated lease.

Goodwill and Intangible Assets:

      Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002 and a business acquisition completed in fiscal 2000. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations as of July 1, 2001. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142, Goodwill and Other Intangible Assets, is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized. Business acquisitions are accounted for by assigning the purchase price to tangible and intangible assets and liabilities, including purchased in-process research and development (IPRD) projects, which have not yet reached technological feasibility and have no alternative future use. Assets acquired and liabilities assumed are recorded at their estimated fair values; the excess of the purchase price over the net assets acquired is recorded as goodwill. The value of IPRD is immediately charged to expense upon completion of the acquisition. Developed technology, customer relationships and other intangibles are amortized on a straight-line basis over their estimated useful lives (principally 10 years).

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

      The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income or decrease the carrying value of goodwill in the period such determination was made.

Concentrations:

                                       Skyworks Solutions, Inc. and Subsidiaries


      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers' financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. The following customers accounted for 10% or more of trade receivables from customers other than Conexant:

                                                            SEPTEMBER 30,
                                                        2002             2001
                                                       ------           ------
                  Samsung Electronics Co.......          27%              63%
                  Motorola, Inc................          --               13%

The following customers accounted for 10% or more of net revenues from customers other than Conexant:

                                                      YEARS ENDED SEPTEMBER 30,
                                                     2002       2001       2000
                                                    ------     ------     ------
                  Samsung Electronics Co.......       38%        44%        28%
                  Motorola, Inc................       12%                   --
                  Nokia Corporation............       --         12%
                  Ericsson.....................       --         --         18%
                  LG Electronics...............                  --         10%

The foregoing percentages are based on sales representing Washington/Mexicali sales for the full fiscal year during 2002, 2001 and 2000 and including sales of Skyworks for the post-Merger period from June 26, 2002 through the end of the fiscal year.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:

      The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets, goodwill and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Product Warranties:

      Warranties are offered on the sale of certain products and an accrual is recorded for estimated claims at the time of the sale. Such accruals are based on historical experience and management's estimate of future claims.

Foreign Currency Translation and Remeasurement:

      The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for our foreign operations is the U.S. dollar. Inventories, property, plant and equipment; goodwill and intangible assets; costs of goods sold; and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from these remeasurements are included in income. Gains and losses resulting from foreign currency transactions are recognized currently in income.

Stock Option Plans:

      The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provides disclosure related to its stock-based compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Earnings Per Share:

                                       Skyworks Solutions, Inc. and Subsidiaries


      Prior to the Merger with Alpha Industries, Inc., Conexant's wireless business had no separate capitalization, therefore a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share. Pro forma basic earnings per share is calculated by dividing net income (loss) by the assumed pro forma weighted average number of common shares outstanding in fiscal 2002. Pro forma weighted average number of shares outstanding is calculated assuming the Merger had been consummated at the beginning of fiscal 2002. Pro forma diluted earnings per share includes the dilutive effect of stock options, if their effect is dilutive, using the treasury stock method. Options to purchase approximately 31.3 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for the fiscal year ended September 30, 2002 would have made their effect anti-dilutive.

Comprehensive (Loss) Income:

      The Company accounts for comprehensive (loss) income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is a financial statement presentation standard, which requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the combined financial statements of Conexant's net investment consists of Washington/Mexicali's net loss and foreign currency translation adjustments prior to the Merger. The foreign currency translation adjustments are not recorded net of any tax effect, as management does not expect to incur any tax liability or benefit related thereto. Accumulated other comprehensive loss, prior to the Merger, is included in Conexant's net investment in the combined balance sheets.

Supplemental Cash Flow Information:

      Conexant made all income tax payments, prior to the Merger, on behalf of the Washington/Mexicali business.

Recent Accounting Pronouncements:

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company has adopted the provisions of SFAS No.
      141. Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2002. The Company will then have up to six months from October 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No.
      141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. The Company may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at September 30, 2002. Management is assessing the impact that adoption of SFAS No. 142 will have on our financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement No.'s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections", effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishments of Debt", SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements", and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

      In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal

                                       Skyworks Solutions, Inc. and Subsidiaries


      activities initiated after December 31, 2002. We are assessing the impact that adoption of SFAS No. 146 will have on our financial statements.

NOTE 3            BUSINESS COMBINATIONS

      MERGER WITH CONEXANT SYSTEMS, INC.'S WIRELESS BUSINESS

      On December 16, 2001, Alpha, Conexant and Washington, a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant's wireless business with Alpha. Under the terms of the agreement, Conexant would spin off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, to be followed immediately by the Merger of this wireless business into Alpha with Alpha as the surviving entity in the Merger. The Merger was completed on June 25, 2002. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

      Immediately following completion of the Merger, the Company purchased the Mexicali Operations for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant.

      The Merger has been accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the historical financial statements of Washington/Mexicali became the historical financial statements of the Company after the merger. Since the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

      In connection with the Merger, the Company identified duplicate facilities resulting in a write-down of fixed assets with historical carrying values of $92.4 million to $20.2 million, a reduction in workforce of approximately 210 employees at a cost of $4.8 million and facility exit or closing costs of $3.1 million. The effects of these actions are reflected in the purchase price allocation below.

                                       Skyworks Solutions, Inc. and Subsidiaries


      The total purchase price was valued at approximately $1.2 billion and is summarized as follows:

      (IN THOUSANDS)
      Fair market value of Alpha common stock ..........        $1,054,111
      Fair value of Alpha stock options ................            95,388
      Estimated transaction costs of acquirer ..........            33,606
                                                                ----------
           Total .......................................        $1,183,105
                                                                ==========

      The purchase price was allocated as follows:

      (IN THOUSANDS)
      Working capital ...............................         $   119,478
      Property, plant and equipment .................              58,700
      Amortized intangible assets ...................              34,082
      Unamortized intangible assets .................               2,300
      Goodwill ......................................             905,219
      In-process research and development ...........              65,500
      Long-term debt ................................                 (73)
      Other long-term liabilities ...................              (2,236)
      Deferred compensation .........................                 135
                                                              -----------
           Total ....................................         $ 1,183,105
                                                              ===========

      The allocation of the purchase price is subject to revision, which is not expected to be material, based on the final valuation of plant, property and equipment acquired.

      The following unaudited pro forma financial information presents the consolidated operations of the Company as if the June 25, 2002 Merger had occurred as of the beginning of the periods presented. This information gives effect to certain adjustments including increased amortization of intangibles and increased interest expense related to debt issued in conjunction with the Merger. In-process research and development of $65.5 million and other Merger-related expenses of $28.8 million have been excluded from the pro forma results as they are non-recurring and not indicative of normal operating results. This information is provided for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated at the beginnings of the periods presented, nor is it necessarily indicative of any future operating results.

      (in thousands, except per share data)      YEARS ENDED SEPTEMBER 30,
                                                    2002           2001
                                                 ---------      ---------
      Net revenue ..........................     $ 543,091      $ 458,352
      Net loss .............................     $(301,684)     $(328,981)
      Net loss per share (basic and diluted)     $   (2.20)
                                                 =========


                  In connection with the Merger in the third quarter of fiscal 2002, $65.5 million was allocated to purchased in-process research and development and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of certain products under development had not been established and no future alternative uses existed.

                  Prior to the Merger, Alpha was in the process of developing new technologies in its semiconductor and ceramics segments. The objective of the in-process research and development effort was to develop new semiconductor processes, ceramic materials and related products to satisfy customer requirements in the wireless and broadband markets. The following table summarizes the significant assumptions underlying the valuations of the Alpha in-process research and development (IPR&D) at the time of acquisition.

                                              Estimated costs to     Discount rate
(in millions)     Date Acquired     IPRD      complete projects     applied to IPRD
                  -------------     ----      -----------------     ---------------
Alpha             June 25, 2002     $65.5           $10.3                 30%

                  The semiconductor segment was involved in several projects that have been aggregated into the following categories based on the respective technologies:

            Power Amplifier

                  Power amplifiers are designed and manufactured for use in different types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, operating voltage and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering a higher level of integration.

            Control Products

                  Control products consist of switches and switch filters that are used in wireless applications for signal routing. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

            Broadband

                  The products in this grouping consist of radio frequency (RF) and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of high-speed, wireline and wireless network access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

            Silicon Diode

                  These products use silicon processes to fabricate diodes for use in a variety of RF and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

            Ceramics

                  The ceramics segment was involved in projects that relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

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

      The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflects the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of in-process research and development was 30 percent. The IPR&D projects were expected to commence generating cash flows in fiscal 2003.

      CONEXANT'S ACQUISITION OF PHILSAR SEMICONDUCTOR INC.

      In May 2000, Conexant acquired Philsar Semiconductor Inc. ("Philsar"), which became a part of Conexant's wireless communications business. This acquisition has been accounted for as a contribution to the wireless business by Conexant and such contribution has been recorded in Conexant's net investment in the combined financial statements. Philsar was a developer of radio frequency semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and radio frequency components for third-generation (3G) digital cellular handsets. To effect the acquisition of Philsar, all of the then-outstanding capital stock of Philsar was exchanged for Philsar securities exchangeable at the option of the holders into an aggregate of approximately 2.5 million shares of Conexant common stock (including 248,000 exchangeable shares issued in fiscal 2001 upon the expiration of an indemnification period). The outstanding Philsar stock options were converted into options to purchase an additional 525,000 shares of Conexant common stock.

                                       Skyworks Solutions, Inc. and Subsidiaries


      The total value of the consideration for the Philsar acquisition was $110.0 million. The value of the consideration paid was based on market prices of Conexant common stock at the time of announcement of the acquisition or, in the case of the additional consideration, at the time of resolution of the contingency. The value of the options converted (an average fair value of $36.12 per share) was determined using the Black-Scholes option pricing model, based upon their various exercise prices (which ranged from $5.47 to $9.41) and remaining contractual lives (ranging from 1.4 to 9.8 years) and the following additional assumptions: estimated volatility of 60%, risk-free interest rate of 5.9% and no dividend yield). The value of the consideration has been allocated among the assets and liabilities acquired, including identified intangible assets and IPRD, based upon estimated fair values. The excess of the value of the consideration over the net assets acquired was allocated to goodwill. The tangible assets acquired totaled $8.0 million, net of liabilities of $2.2 million, and included $7.7 million in cash. The total goodwill associated with this acquisition was $71.4 million and such amount is not deductible for tax purposes.

      In connection with the acquisition of Philsar, $24.4 million was allocated to IPRD and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of products under development had not been established and no future alternative uses existed. The fair value of the IPRD was determined using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects or product families (projects) under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Each project was analyzed to determine the technological innovations included in the project; the existence and utilization of core technology; the complexity, cost and time to complete the remaining development efforts; the existence of any alternative future use or current technological feasibility; and the stage of completion in development.

      Future cash flows for each project used in the income approach were estimated based on forecasted revenues and costs, taking into account the expected life cycles of the products and the underlying technology, relevant market sizes and industry trends. The projected revenues used in the income approach were the revenues expected to be generated upon completion of the IPRD projects and the beginning of commercial sales, as estimated by management. The projections assume that the projects will be successful and that the products' development and commercialization meet management's estimated time schedule. The projected gross margins and operating expenses reflect the costs expected to be incurred for production, marketing, and ongoing development of the product families as estimated by management. The IPRD projects were expected to commence generating net cash inflows in fiscal 2001.

      The projects were then classified as developed technology, IPRD or future development. The estimated future cash flows for each were discounted to approximate fair value. Discount rates of 30% for IPRD and 25% for developed technology were derived from a weighted-average cost of capital analysis, adjusted upward to reflect additional risks inherent in the development process, including the probability of achieving technological success and market acceptance. The IPRD charge includes the fair value of the portion of IPRD completed as of the date of acquisition. The fair values assigned to IPRD to-be-completed and future development are included in goodwill. Management is responsible for the amounts determined for IPRD, as well as developed technology, and believes the amounts are representative of fair values and do not exceed the amounts an independent party would pay for these projects.

      The results of operations of Philsar are included in the combined financial statements from the date of acquisition. The pro forma combined statement of operations data for fiscal 2000 below assumes that the acquisition of Philsar had been completed as of the beginning of the fiscal year and includes amortization of goodwill and identified intangible assets from that date. However, the impact of the charge for IPRD has been excluded. This pro forma data is presented for informational purposes only, and is not necessarily indicative of the results of future operations nor of the results that would have been achieved had the acquisition of Philsar taken place at the beginning of fiscal 2000.

      (Unaudited, in thousands)                                   2000
                                                                ---------
      Net revenues ..............................               $ 379,161
      Net loss ..................................               $ (62,326)

      During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our fiscal 2000 acquisition of the Philsar Bluetooth business. Management has determined that the Company will not support the technology associated with the Philsar Bluetooth business.

                                       Skyworks Solutions, Inc. and Subsidiaries


      Accordingly, this product line will be discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

NOTE 4            SUPPLEMENTAL FINANCIAL STATEMENT DATA

      Inventories consisted of the following (in thousands):

                                                       SEPTEMBER 30,
                                                  2002              2001
                                                 -------           -------
      Raw materials ..................           $ 9,377           $ 3,626
      Work-in-process ................            32,639            19,164
      Finished goods .................            13,627            14,593
                                                 -------           -------
                                                 $55,643           $37,383
                                                 =======           =======

      Cost of goods sold for fiscal 2001 includes inventory write-downs of $58.7 million. These write-downs resulted from the sharply reduced end-customer demand experienced for digital cellular handsets in fiscal 2001. As a result of these market conditions, the Company experienced a significant number of order cancellations and a decline in the volume of new orders during fiscal 2001. The inventories written down during fiscal 2001 principally consisted of power amplifiers and radio frequency subsystem components which, in many cases, had been purchased or manufactured to satisfy expected customer demand.

      The assessment of the recoverability of inventories, and the amounts of any write-downs, is based on currently available information and assumptions about future demand and the market conditions. Demand for products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

      Some or all of the inventories which have been written down may be retained and made available for sale. In the event that actual demand is higher than originally projected, a portion of these inventories may be able to be sold in the future. Inventories which have been written-down and are identified as obsolete are generally scrapped.

      Property, plant and equipment consist of the following (in thousands):

                                                                    SEPTEMBER 30,
                                                             2002                 2001
                                                           ---------            ---------
      Land ....................................            $  11,578            $   8,336
      Land and leasehold improvements .........                6,583               11,730
      Buildings ...............................               72,457               18,285
      Machinery and equipment .................              341,702              396,268
      Construction in progress ................               17,162               19,807
                                                           ---------            ---------
                                                             449,482              454,426
      Accumulated depreciation and amortization             (305,709)            (284,879)
                                                           ---------            ---------
                                                           $ 143,773            $ 169,547
                                                           =========            =========

                                       Skyworks Solutions, Inc. and Subsidiaries


      Goodwill and intangible assets consist of the following (in thousands):

                                                                    SEPTEMBER 30,
                                                              2002                  2001
                                                           ---------             ---------
             Goodwill .........................            $ 905,219             $  71,412
             Developed technology .............               21,260                 5,995
             Customer relationships ...........               12,700                    --
             Trademark ........................                2,300                    --
             Other ............................                  122                   793
                                                           ---------             ---------
                                                             941,601                78,200
             Accumulated depreciation and amortization          (915)              (20,594)
                                                           ---------             ---------
                                                           $ 940,686             $  57,606
                                                           =========             =========

      Other current assets consist of the following (in thousands):

                                                       SEPTEMBER 30,
                                                  2002              2001
                                                 -------           -------
      Prepaid expenses ...............           $17,050           $    --
      Other ..........................             6,920             3,225
                                                 -------           -------
                                                 $23,970           $ 3,225
                                                 =======           =======

      Other current liabilities consist of the following (in thousands):

                                                         SEPTEMBER 30,
                                                       2002         2001
                                                      -------      -------
      Accrued merger expenses ..................      $42,764      $    --
      Product warranty accrual .................       13,372        3,414
      Restructuring charges and exit costs .....        7,436           --
      Accrued take or pay obligations ..........        5,143           --
      Other ....................................       15,848        4,390
                                                      -------      -------
                                                      $84,563      $ 7,804
                                                      =======      =======

NOTE 5            BORROWING ARRANGEMENTS AND COMMITMENTS

LONG-TERM DEBT

  Long-term debt consisted of the following (in thousands):

                                                               SEPTEMBER 30,
                                                             2002        2001
                                                           --------     ------
  Conexant Mexicali note .............................     $150,000     $   --
  Conexant revolving credit line used ................       30,000         --
  CDBG Grant .........................................          168         --
                                                           --------     ------
                                                            180,168         --
      Less - current maturities ......................          129         --
                                                           --------     ------
                                                           $180,039     $   --
                                                           ========     ======

On September 30, 2002, the Company had $150 million in short-term promissory notes payable to Conexant pursuant to a financing agreement entered into in connection with the purchase of the Mexicali Operations. The notes were secured by the assets and properties of the Company. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions contained in the financing agreement with Conexant, fifty percent of the principal portion of the short-term promissory notes was due on March 24, 2003, and the remaining fifty percent of the notes was due on June 24, 2003. Interest on these notes was payable quarterly at a rate of 10% per annum for the first ninety days following June 25, 2002, 12% per annum for the next ninety days and 15% per annum thereafter. Because the Company refinanced these notes, the principal amount was classified on September 30, 2002 as a long-term note payable. In addition, on September 30, 2002 the Company had available a short-term $100 million loan facility from Conexant under the financing agreement to fund the

                                       Skyworks Solutions, Inc. and Subsidiaries


Company's working capital and other requirements. $75 million of this facility became available on or after July 10, 2002, and the remaining $25 million balance of the facility would have become available if the Company had more than $150 million of eligible domestic receivables. The entire principal of any amounts borrowed under the facility was due on June 24, 2003. There were $30 million of borrowings as of September 30, 2002 under this facility. Because the Company refinanced the amounts borrowed under this loan facility, the principal amount was classified on September 30, 2002 as a long-term note payable.

On November 13, 2002, Skyworks successfully closed a private placement of $230 million of 4.75 percent convertible subordinated notes due 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay debt owed to Conexant under the financing agreement. The payments to Conexant retired $105 million of the $150 million note relating to the purchase of the Mexicali Operations and repaid the $65 million principal amount outstanding as of November 13, 2002 under the loan facility, dissolving the $100 million facility and resulting in the release of Conexant's security interest in all assets and properties of the Company.

In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance was exchanged for a new 15% convertible debt security with a maturity date of June 30, 2005. These notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the note is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences.

The Company obtained a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program. Quarterly payments are due through December 2003 and represent principal plus interest at 5% of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows (in thousands):

                  FISCAL YEAR
                  -----------
                  2003 ......................................     $    129
                  2004 ......................................           39
                  2005 ......................................       45,000
                  2006 ......................................           --
                  2007 ......................................      135,000
                                                                  --------
                                                                  $180,168
                                                                  ========

NOTE 6            INCOME TAXES

Loss before income taxes consisted of the following components (in thousands):

                                               YEARS ENDED SEPTEMBER 30,
                                        ---------------------------------------
                                          2002           2001           2000
                                        ---------      ---------      ---------
                  United States ....    $(151,214)     $(323,642)     $ (67,995)
                  Foreign ..........     (104,439)         6,337          2,656
                                        ---------      ---------      ---------
                                        $(255,653)     $(317,305)     $ (65,339)
                                        =========      =========      =========

                                       Skyworks Solutions, Inc. and Subsidiaries


      The provision for income taxes from continuing operations consists of the following (in thousands):

                                                YEARS ENDED SEPTEMBER 30,
                                           -----------------------------------
                                             2002          2001         2000
                                           --------      --------     --------
      Current tax expense
      Federal ........................     $     --      $     --     $     --
      Foreign ........................        3,506         1,619        1,140
      State ..........................           --            --           --
                                           --------      --------     --------
                                              3,506         1,619        1,140
      Deferred tax expense (benefit)
      Federal ........................           --            --           --
      Foreign ........................      (23,095)           --           --
      State ..........................           --            --           --
                                           --------      --------     --------
                                            (23,095)           --           --

      Net income tax expense (benefit)     $(19,589)     $  1,619     $  1,140
                                           ========      ========     ========

      The actual income tax expenses (benefits) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income (loss) before income tax expenses (benefits). A reconciliation of income tax expense (benefit) as computed at the U.S. Federal statutory income tax rate to the provision for income tax expense (benefit) as follows (in thousands):

                                                                   YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                                 2002           2001           2000
                                                            ---------      ---------      ---------
      Tax (benefit) expense at U.S. statutory rate ....     $ (89,479)     $(111,057)     $ (22,869)
      Foreign tax rate difference .....................         3,529           (599)           210
      Nondeductible amortization of intangible assets .        16,151          5,099          1,752
      Nondeductible in-process research and development        22,925             --          8,527
      Pre-distribution loss not available to Skyworks .        21,968             --             --
      Research and development credits ................          (711)        (4,921)        (3,937)
      State income taxes, net of federal benefit ......            --        (11,672)        (3,283)
      Change in valuation allowance ...................         5,947        123,466         19,870
      Other, net ......................................            81          1,303            870
                                                            ---------      ---------      ---------
                                                            $ (19,589)     $   1,619      $   1,140
                                                            =========      =========      =========

                                       Skyworks Solutions, Inc. and Subsidiaries


Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

                                                             SEPTEMBER 30,
                                                         2002           2001
                                                       ---------      ---------
Current:
  Inventories ....................................     $  14,352      $  31,836
  Deferred revenue ...............................           258          2,779
  Accrued compensation and benefits ..............         1,914          1,872
  Product returns, allowances and warranty .......         8,097          3,686
  Restructuring ..................................         5,475             --
  Deferred state taxes ...........................            --         (1,822)
  Other - net ....................................           523          1,470
                                                       ---------      ---------
       Current deferred income taxes .............        30,619         39,821
                                                       ---------      ---------
Long-term:
  Property, plant and equipment ..................        25,712         30,876
  Intangible assets ..............................       (13,029)        (2,337)
  Retirement benefits and deferred compensation ..           931          1,299
  Net operating loss carryforwards ...............        27,003        125,456
  Federal tax credits ............................         3,904         16,918
  State investment credits .......................         2,672          4,801
  Restructuring ..................................        28,297             --
  Deferred state taxes ...........................            --        (10,071)
  Other - net ....................................          (416)           531
                                                       ---------      ---------
       Long-term deferred income taxes ...........        75,074        167,473
                                                       ---------      ---------
         Total deferred income taxes .............       105,693        207,294
                                                       ---------      ---------
         Valuation allowance .....................       (83,206)      (207,294)
                                                       ---------      ---------
         Net deferred tax assets .................     $  22,487      $      --
                                                       =========      =========

Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Mexicali Operations in the post-Merger period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2002, we have established a valuation allowance against all of our net U.S. deferred tax assets. The net change in the valuation allowance is principally due to Conexant retaining certain tax attributes, i.e. federal and state net operating loss and credit carryovers. Reduction of a portion of the valuation allowance may be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied to reduce goodwill related to the purchase consideration of the Merger with Alpha is approximately $24 million. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized. In 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carry forward period.

To the extent that Washington/Mexicali had filed separate tax returns as of September 30, 2001, the U.S. federal net operating loss carryforwards would have been approximately $316.3 million, which would expire at various dates through 2021, and aggregate state net operating loss carryforwards would have been approximately $295.3 million, which would expire at various dates through 2011. Washington/Mexicali would also have had U.S. Federal and state research and development tax credit carryforwards of approximately $11.5 million and $5.4 million, respectively. The U.S. Federal tax credits would expire at various dates through 2021, while the state credits would have no expiration date. California Manufacturers' Investment Credits of approximately $4.8 million would expire at various dates through 2009. These tax attributes include certain amounts that were retained by Conexant and are not available to be utilized in the separate tax returns of the combined company subsequent to the Merger and the combined company's purchase of the Mexicali Operations.

The research and development credits and the net operating losses shown above that relate to periods prior to the Merger are calculated as if Washington/Mexicali had filed separate tax returns. These tax attributes include certain amounts that were retained by Conexant and are not available to be utilized in the separate tax returns of the combined company subsequent to the Merger and the combined company's purchase of the Mexicali Operations.

                                       Skyworks Solutions, Inc. and Subsidiaries


As of September 30, 2002, the Company has U.S. federal net operating loss carryforwards of approximately $71.1 million which will expire at various dates through 2022 and aggregate state net operating loss carryforwards of approximately $33.4 million which will expire at various dates through 2007. The Company also has U.S. federal and state income tax credit carryforwards of approximately $5.7 million. The U.S. federal tax credits expire at various dates through 2022. The use of the pre-Merger net operating loss and tax credit carryovers from Alpha will be limited due to statutory tax restrictions resulting from the Merger and related changes in ownership. The annual limit on the utilization of pre-merger net operating losses has been estimated at $14 million. Pre-Merger credits would also be subject to the tax equivalent of the annual net operating loss limitation.

As part of the spin-off and the Merger, Washington, Conexant and Alpha entered into a tax allocation agreement which provides, among other things, for the allocation between Conexant and the combined company of certain tax liabilities relating to the Washington Business. In general, Conexant assumed and is responsible for tax liabilities of the Washington Business and Washington for periods prior to the Merger and the combined company has assumed and is responsible for tax liabilities of the Washington Business for periods after the Merger. Skyworks' obligations under the tax allocation agreement have been limited by the letter agreement dated November 6, 2002 entered into as part of the debt refinancing with Conexant.

NOTE 7    STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue (1) 525,000,000 shares of common stock, par value $0.25 per share, and (2) 25,000,000 shares of preferred stock, without par value.

Holders of the Company's common stock are entitled to such dividends as may be declared by the Company's board of directors out of funds legally available for such purpose. Dividends may not be paid on common stock unless all accrued dividends on preferred stock, if any, have been paid or declared and set aside. In the event of the Company's liquidation, dissolution or winding up, the holders of common stock will be entitled to share pro rata in the assets remaining after payment to creditors and after payment of the liquidation preference plus any unpaid dividends to holders of any outstanding preferred stock.

Each holder of the Company's common stock is entitled to one vote for each such share outstanding in the holder's name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company's second amended and restated certificate of incorporation provides that, unless otherwise determined by the Company's board of directors, no holder of common stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

At September 30, 2002 the Company had 137,589,146 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company's second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company's board of directors without any further action by the Company's stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock.

At September 30, 2002 the Company had no shares of preferred stock issued and outstanding.

STOCK OPTIONS

The Company has stock option plans under which employees may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over four years and expire ten years after the grant date. As of September 27, 2002, a total of 24.1 million shares are authorized for grant under the Company's long-term incentive plans. The number of common shares reserved for granting of future awards was 15.9 million at September 30, 2002.

In connection with Conexant's spin-off of Washington, options to purchase shares of Conexant common stock were adjusted so that immediately following the spin-off, option holders held options to purchase shares of Conexant common stock and options to purchase Washington common stock. In connection with the Merger, those options to purchase shares of Washington common stock were converted into options to purchase the Company's common stock, par value $0.25 per share. The terms of options to purchase the Company's common stock will be governed by the Washington Sub, Inc. 2002 Stock Option Plan, which was assumed by Skyworks in the Merger and which provides that such options will generally have the same terms and conditions applicable to the original Conexant options. These options are included in the following schedules and options related to non-employees are disclosed separately below.

                                       Skyworks Solutions, Inc. and Subsidiaries


A summary of stock option transactions follows (shares in thousands):

                                                          WEIGHTED AVERAGE
                                                          EXERCISE PRICE OF
                                                 SHARES   SHARES UNDER PLAN
                                                 ------   -----------------
Balance outstanding prior to the close
  of the Merger                                      --       $    --
                                                -------

Recapitalization as a result of the Merger:
    Alpha options assumed                         8,277         18.97
    Conexant options assumed                     23,188         20.80

Balance outstanding at June 25, 2002             31,465       $ 20.32
                                                -------

    Granted                                         998          4.69
    Exercised                                       (20)         2.08
    Cancelled                                    (1,111)        23.35
                                                -------

 Balance outstanding at September 30, 2002       31,332       $ 19.73
                                                =======



Options exercisable at the end of each fiscal year (shares in thousands):

                                                                             WEIGHTED AVERAGE
                                                             SHARES           EXERCISE PRICE
                                                             ------           --------------
2002 .................................................       16,080            $19.86

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2002 (shares in thousands):

                                            WEIGHTED
                                            AVERAGE          WEIGHTED
                                           REMAINING         AVERAGE                             WEIGHTED
  RANGE OF EXERCISE       NUMBER          CONTRACTUAL      OUTSTANDING          OPTIONS      AVERAGE EXERCISE
        PRICES          OUTSTANDING       LIFE (YEARS)     OPTION PRICE       EXERCISABLE         PRICE
        ------          -----------       ------------     ------------       -----------         -----
$ 0.00  - $9.99            4,056               6.5            $ 6.15             1,529            $ 5.18
$10.00  - $19.99          13,157               5.7            $15.82             7,671            $16.03
$20.00  - $29.99          10,333               6.7            $21.97             5,025            $21.83
$30.00  - $39.99           2,431               5.9            $36.20             1,197            $36.69
$40.00  - $59.99           1,111               7.1            $45.05               525            $45.11
$60.00  - $210.35            244               4.6            $82.41               133            $83.39
                          ------            ------            ------            ------            ------
                          31,332               6.1            $19.73            16,080            $19.86
                          ======            ======            ======            ======            ======

                                       Skyworks Solutions, Inc. and Subsidiaries


RESTRICTED STOCK AWARDS

The Company's long-term incentive plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. There were not any restricted stock grants in fiscal 2002.

STOCK OPTION PLANS FOR DIRECTORS AND OTHER
DIRECTORS

The Company has three stock option plans for non-employee directors -- the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors' 2001 Stock Option Plan. Under the three plans, a total of 826,000 shares have been authorized for option grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Shareholders. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2002, 180,000 options were granted under these plans at a weighted average price $6.31. At September 30, 2002, a total of 522,000 options, net of cancellations, have been granted under these three plans. During fiscal 2002, no options were exercised under these plans. At September 30, 2002, 522,000 shares were outstanding and 256,500 shares were exercisable. Non-employee directors of the Company are also eligible to receive option grants under the Company's 1996 Long-Term Incentive Plan.

NON-EMPLOYEES RELATED TO THE MERGER

In connection with the Merger, as of September 30, 2002 non-employees, excluding directors, held 18,184,701 options at a weighted average price of $20.49. Effective June 25, 2002, a significant portion of Conexant's options outstanding were converted to Skyworks' options of equivalent value. The conversion of Conexant options into Skyworks' options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange is the same, (2) the ratio of the exercise price per option to the market value per option is not reduced, and (3) the vesting provisions and options period of the replacement Skyworks' options are the same as the original vesting terms and option period of the Conexant options.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plans provide for purchases by employees of up to an aggregate of 900,000 shares through December 31, 2006. The Company dissolved its employee stock purchase plan during the fourth quarter of fiscal 2002 and implemented a plan with substantially similar terms. Shares of 65,668 were purchased under this plan in fiscal 2002.

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Pro forma information regarding net loss is required by SFAS No. 123. This information is required to be determined as if stock-based awards to employees had been accounted for under the fair value method of that Statement. Had compensation cost for stock option awards to employees of the Company been determined based on the fair value at the grant date for awards in

                                       Skyworks Solutions, Inc. and Subsidiaries


fiscal 2002 the pro forma net loss would have been approximately $236.6 million.

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                                     2002
                                                   --------
Expected volatility ..........................           70%
Risk free interest rate ......................          2.2%
Dividend yield ...............................           --
Expected option life (years) .................          4.5
Weighted average fair value of options granted         1.87


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions, including the expected stock price volatility. Because options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reasonable measure of the fair value of these options.

STOCK WARRANTS

In connection with the Merger, the Company issued to Jazz Semiconductor, Inc. a warrant to purchase 1,017,900 shares of Skyworks common stock at a price of $24.02 per share. This warrant becomes exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. The
Company applied the Black-Scholes model to determine the fair value estimate and approximately $0.2 million was included in fiscal 2002 selling, general and administrative expenses related to this item. The warrant expires on January 20, 2005.

NOTE 8            EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company's employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company's stock. The Company contributes a match of 100% of the first 4%. For fiscal 2002, the Company contributed 128,836 shares of the Company's common stock valued at $0.6 million to fund the Company's obligation under the 401(k) plan in fiscal 2002.

Conexant sponsors various benefit plans for its eligible employees, including a 401(k) retirement savings plan, a retirement medical plan and a pension plan. Expenses allocated from Conexant under these employee benefit plans for Washington/Mexicali participants prior to the Merger were $1.0 million for fiscal 2002 and $1.3 million for both fiscal 2000 and 2001, respectively.

NOTE 9            COMMITMENTS

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $7.1 million, $4.9 million and $3.7 million in fiscal 2002, 2001 2000, respectively. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these noncancelable leases are as follows (in thousands):

     FISCAL YEAR
     -----------
     2003  ........................................................  $    6,927
     2004  ........................................................       6,799
     2005  ........................................................       5,624
     2006  ........................................................       4,755
     2007  ........................................................       4,457
     Thereafter....................................................      11,653
                                                                     ----------
                                                                     $   40,215
                                                                     ==========

Under supply agreements entered into with Conexant in connection with the Merger, we will receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor's Newport Beach, California foundry, and we will provide wafer

                                       Skyworks Solutions, Inc. and Subsidiaries


fabrication, wafer probe, final test and other services to Conexant at our Newbury Park facility, in each case, for a three-year period after the Merger. We will also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

During the term of one of our supply agreements with Conexant, our unit cost of goods supplied by Jazz Semiconductor Inc.'s Newport Beach foundry will continue to be affected by the level of utilization of the Newport Beach foundry joint venture's wafer fabrication facility and other factors outside our control. Pursuant to the terms of this supply agreement with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. The Company's expected minimum purchase obligations under the supply agreement will be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively. The Company estimated its obligation under this agreement would result in excess costs of approximately $13.2 million, which was recorded as a liability and charged to cost of sales in the third quarter of Fiscal 2002. During the fourth quarter of fiscal 2002, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $8.1 million in the quarter. With the exception of $5.1 million related to fiscal 2003 purchase obligations, which has been accrued in fiscal 2002, the Company currently anticipates meeting each of the annual minimum purchase obligations under the supply agreement with Conexant.

NOTE 10           CONTINGENCIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. Management believes these are adequately provided for or will result in no significant additional liability to the Company.

On June 8, 2002 Skyworks Technologies, Inc. ("STI"), filed a complaint in the United States District Court, in the Central District of California, Southern Division, alleging trademark infringement, false designation of origin, unfair competition, and false advertising by the Company. Without a material impact to the financial statements, the Company reached an agreement on this matter with STI, which includes a release of all pending claims and an arrangement for mutual coexistence using the name Skyworks.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology.

The Company has assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries in respect of the operations of Conexant's wireless business in connection with the Merger.

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

NOTE 11           SPECIAL CHARGES

ASSET IMPAIRMENTS

During the third quarter of fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on the Company's current and projected outlook.

The Company has experienced a severe decline in factory utilization at its Mexicali facility for non-wireless products and projected decreasing revenues and new order volume. Management believes these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant and modest volume increases consistent with management's view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which

                                       Skyworks Solutions, Inc. and Subsidiaries


management believed was commensurate with the underlying risks associated with the projected future cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

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

During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company's Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management's view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices are consistent with historical trends and management's decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

RESTRUCTURING CHARGES

During fiscal 2002, the Company reduced its workforce through involuntary severance programs and recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During fiscal 2001, Washington/Mexicali reduced its workforce by approximately 250 employees, including approximately 230 employees in manufacturing operations. Restructuring charges of $2.7 million were recorded for such actions and were based upon estimates of the cost of severance benefits for the affected employees. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2001 and fiscal 2002 restructuring actions are as follows (in thousands):

                                                                  Fiscal 2002      Fiscal 2002
                                                  Fiscal 2001      workforce    facility closings
                                                    actions       reductions        and other          Total
                                                    -------       ----------        ---------          -----
Charged to costs and expenses.................    $    2,667
Cash payments.................................        (1,943)
Restructuring balance, September 30, 2001.....          724       $     ---      $       ---        $     724
Charged to costs and expenses.................           65           2,923               97            3,085
Cash payments.................................         (789)         (2,225)             (13)          (3,027)
                                                  ----------      ----------     ------------       ----------
Restructuring balance, September 30, 2002.....    $     ---       $     698      $        84        $     782
                                                  =========       =========      ===========        =========

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. On September 27, 2002 this balance was $6.7 million and substantially all amounts accrued are expected to be paid within one year.

                                       Skyworks Solutions, Inc. and Subsidiaries


NOTE 12           RELATED PARTY TRANSACTIONS

Historically, a significant portion of Conexant's semiconductor product assembly and test function has been performed by the Mexicali Operations. In addition, Conexant has purchased certain semiconductor products from the Newbury Park wafer fabrication facility included in Conexant's wireless business. Revenues and related costs of goods sold for products manufactured in the Newbury Park wafer fabrication facility and assembled and tested by the Mexicali Operations for Conexant have been separately presented in the combined statements of operations.

The Company has entered into various agreements with Conexant providing for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. The Company has also entered into agreements with Conexant providing for the supply to the Company of transition services by Conexant and silicon-based wafer fabrication services by Jazz Semiconductor, Inc., the Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. Historically, Washington/Mexicali has obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility. Pursuant to the supply agreement with Conexant, the Company is initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively. The Company estimates that its minimum purchase obligation under this agreement will result in excess costs of approximately $5.1 million and has recorded this liability and charged to cost of sales in fiscal 2002.

Under transition services agreements with Conexant entered into in connection with the Merger, Conexant will continue to perform various research and development services for the Company at actual cost generally until December 31, 2002, unless the parties otherwise agree. To the extent the Company uses these services subsequent to the expiration of the specified term, the pricing is subject to negotiation.

NOTE 13           SEGMENT INFORMATION

The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments' profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes.

Geographic Information

Net revenues from customers other than Conexant by geographic area are presented based upon the country of destination. Net revenues from customers other than Conexant by geographic area are as follows (in thousands):

                                                  YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                              2002          2001          2000
                                            --------      --------      --------
   United States .....................      $ 32,760      $ 18,999      $ 32,726
   Other Americas ....................         4,615         5,455         8,146
                                            --------      --------      --------
           Total Americas ............        37,375        24,454        40,872

  South Korea ........................       237,681       142,459       167,269
  Other Asia-Pacific .................       114,974        23,898        46,255
                                            --------      --------      --------
           Total Asia-Pacific ........       352,655       166,357       213,524

  Europe, Middle East and Africa .....        28,314        24,691        58,587
                                            --------      --------      --------
                                            $418,344      $215,502      $312,983
                                            ========      ========      ========

                                       Skyworks Solutions, Inc. and Subsidiaries


Long-lived assets principally consist of property, plant and equipment, goodwill and intangible assets. Long-lived assets by geographic area are as follows (in thousands):

                                                          SEPTEMBER 30,
                                                --------------------------------
                                                   2002                  2001
                                                ----------            ----------
Assets
  United States ....................            $1,063,163            $   44,539
  Mexico ...........................                52,730               126,730
  Canada ...........................                   387                58,373
  Other ............................                 3,236                 1,285
                                                ----------            ----------
                                                $1,119,516            $  230,927
                                                ==========            ==========

NOTE 14           QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                FIRST           SECOND            THIRD          FOURTH
                               QUARTER          QUARTER          QUARTER         QUARTER         YEAR
=========================================================================================================
FISCAL 2002
  Sales ................     $    93,760      $   100,356      $   112,980      $ 150,673      $ 457,769
  Gross profit .........          15,954           29,433           20,063         60,711        126,161
  Net loss .............         (34,297)         (18,339)        (181,945)        (1,483)      (236,064)
  Per share data (1)
      Net loss basic ...              --               --            (1.33)         (0.01)         (1.72)
      Net loss diluted .              --               --            (1.33)         (0.01)         (1.72)

FISCAL 2001
  Sales ................     $    85,496      $    57,503      $    51,045      $  66,407      $ 260,451
  Gross profit .........          (7,020)         (46,426)         (12,414)        14,808        (51,052)
  Net loss .............         (53,964)        (100,160)        (142,425)       (22,375)      (318,924)

=========================================================================================================

      (1) Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Prior to the Merger with Alpha Industries, Inc., Conexant's wireless business had no separate capitalization, therefore a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share.

                                       Skyworks Solutions, Inc. and Subsidiaries


NOTE 15 SUBSEQUENT EVENT

On November 13, 2002, the Company successfully closed a private placement of $230 million of 4.75 percent convertible subordinated notes due 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay debt owed to Conexant under a financing agreement entered into with Conexant immediately following the Merger. The payments to Conexant retired $105 million of the $150 million note relating to the purchase of the Mexicali Operations and repaid the $65 million principal amount outstanding as of November 13, 2002 under the loan facility, dissolving the $100 million facility and resulting in the release of Conexant's security interest in all assets and properties of the Company.

In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15% convertible debt securities with a maturity date of June 30, 2005. These notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the note is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences.

In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, the Company also retained approximately $53 million of net proceeds of the private placement to support its working capital needs.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Alpha's independent accountant was KPMG LLP ("KPMG") and Washington/Mexicali's independent accountant was Deloitte & Touche LLP ("Deloitte & Touche"). KPMG has continued to serve as the Company's independent accountant after consummation of the Merger. Because the Merger is being accounted for as a reverse acquisition, the financial statements of Washington/Mexicali constitute the financial statements of the Company as of the consummation of the Merger. Therefore, upon the consummation of the Merger on June 25, 2002, there was a change in the independent accountant for the Company's financial statements from Deloitte & Touche to KPMG, and accordingly, Deloitte & Touche was dismissed as the Company's independent accountant.

The reports of Deloitte & Touche on Washington/Mexicali's financial statements for the fiscal years ended September 30, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors.

During Washington/Mexicali's fiscal years ended September 30, 2000 and September 30, 2001 and through the subsequent interim period to June 25, 2002, Washington/Mexicali did not have any disagreement with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte & Touche's satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report. During that time, there were no "reportable events" as set forth in Item 304(a)(1)(v)(A)-(D) of Regulation S-K ("Regulation S-K") adopted by the SEC.

KPMG (or its predecessors) has been the Alpha's independent accountant since 1975 and Alpha has regularly consulted KPMG (or its predecessors) since that time. Washington/Mexicali, as the continuing reporting entity for accounting purposes, has not consulted KPMG during Washington/Mexicali's last two fiscal years and through the interim period to June 25, 2002 regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

                                       Skyworks Solutions, Inc. and Subsidiaries


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our directors and executive officers during fiscal 2002:

      Dwight W. Decker (3)           52      Chairman of the Board
      David J. Aldrich (3)           45      President, Chief Executive Officer and Director
      Paul E. Vincent                55      Vice President, Treasurer, Secretary and Chief Financial Officer
      Kevin D. Barber                42      Senior Vice President, Operations
      Liam K. Griffin                36      Vice President, Sales and Marketing
      George M. LeVan                56      Vice President, Human Resources
      Donald R. Beall (2)            63      Director
      Moiz M. Beguwala (2)           56      Director
      Timothy R. Furey (2)           44      Director
      Balakrishnan S. Iyer (1)       46      Director
      Thomas C. Leonard (1)          68      Director
      David J. McLachlan (3)         64      Director

(1) Class I Director whose term expires at the 2002 Annual Meeting of our Stockholders

(2) Class II Director whose term expires at the 2003 Annual Meeting of our Stockholders

(3) Class III Director whose term expires at the 2004 Annual Meeting of our Stockholders

DWIGHT W. DECKER, age 52, has been Chairman of the Board since June 2002. Mr. Decker has also served as chairman of the board and Chief Executive Officer of Conexant since November 1998. He served as senior vice president of Rockwell International Corporation (electronic controls and communications) and president, Rockwell Semiconductor Systems from July 1998 to December 1998; Senior Vice President of Rockwell and president, Rockwell Semiconductor Systems (now Conexant) and Electronic Commerce from March 1997 to July 1998; and President, Rockwell Semiconductor Systems from October 1995 to March 1997. Mr. Decker has been a director of Conexant since its incorporation in 1996.

DAVID J. ALDRICH, age 45, has served as Chief Executive Officer, President and Director since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products segment. Mr. Aldrich joined us in 1995 as our Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc., a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions, including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division.

PAUL E. VINCENT, age 55, joined us as Controller in 1979 and has been Vice President and Chief Financial Officer since January 1997. Mr. Vincent was elected Secretary in September 1999. Prior to joining us, Mr. Vincent worked at Applicon Incorporated and, prior to that, Arthur Andersen & Co. Mr. Vincent is a CPA.

KEVIN D. BARBER, age 42, has served as Senior Vice President, Operations since June 2002. Mr. Barber served as Senior Vice President, Operations of Conexant from February 2001 to June 2002; Vice President, Internal Manufacturing from August 2000 to February 2001; Vice President, Device Manufacturing from March 1999 to August 2000; Vice President, Strategic

                                       Skyworks Solutions, Inc. and Subsidiaries


Sourcing from November 1998 to March 1999; and Director, Material Sourcing of Rockwell Semiconductor Systems (now Conexant) from May 1997 to November 1998.

LIAM K. GRIFFIN, age 36, has served as Vice President, Sales and Marketing since August 2001. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American sales from 1995 to 1997. His prior experience included positions as a marketing manager at AT&T Microelectronics, Inc. and product and process engineer at AT&T Network Systems.

GEORGE M. LEVAN, age 56, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed our human resource department since joining us in 1982. Prior to 1982, he held human resource positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.

DONALD R. BEALL, age 63, has been a Director since June 2002. He served as a director of Rockwell International Corporation from February 1978 to February 2001. He was Chairman of the Board of Rockwell from February 1988 to February 1998 and Chief Executive Officer of Rockwell from February 1988 to September 1997. Mr. Beall has also been a director of Conexant since 1998 and of Rockwell Collins, Inc., an avionics and communications company since June 2001. In addition to being a director of Rockwell Collins and Conexant, Mr. Beall is a director of The Procter & Gamble Company and a former director of Amoco Corporation, ArvinMeritor, Inc., Rockwell and The Times Mirror Company. He is a trustee of California Institute of Technology, a member of the Foundation Board of Trustees at the University of California, Irvine and an overseer of the Hoover Institution. He is also a member of The Business Council and numerous professional, civic and entrepreneurial organizations.

MOIZ M. BEGUWALA, age 56, has been a Director since June 2002. He is an executive employee of Conexant. He served as Senior Vice President and General Manager Wireless Communications of Conexant from January 1999 to June 2002. Prior to Conexant's spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998.

TIMOTHY R. FUREY, age 44, has been a Director since 1998. He also serves as chief executive officer of MarketBridge, a privately-owned sales and marketing strategy and technology professional services firm, since 1991. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.

BALAKRISHNAN S. IYER, age 46, has been a Director since June 2002. He also has served as Senior Vice President and Chief Financial Officer of Conexant since December 1998 and as a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as senior vice president and chief financial officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices.

THOMAS C. LEONARD, age 68, has been a Director since August 1996. From April 2000 until June 2002 he served as Chairman of the Board. From September 1999 to April 2000, he served as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined us in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over thirty years' experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania. Mr. Leonard is a director of the Massachusetts Telecommunications Council.

DAVID J. MCLACHLAN, age 64, has been a Director since 2000. He also was the Executive Vice President and Chief Financial Officer of Genzyme Corporation, a biotechnology company, from 1989 to 1999. Mr. McLachlan is currently a senior adviser to Genzyme's chairman and chief executive officer. Prior to joining Genzyme, Mr. McLachlan served as Vice President, Finance of Adams-Russell Company, an electronic component supplier and cable television franchise owner. Mr. McLachlan also serves on the boards of directors of Dyax Corporation, a biotechnology company, and HEARx, Ltd., a hearing care services company.

                                       Skyworks Solutions, Inc. and Subsidiaries


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to file reports of holdings and transactions of securities of the Company with the SEC. Based on Company records, and other information, the Company believes that all SEC filing requirements applicable to its directors and executive officers with respect to the Company's fiscal year ended September 27, 2002 were met, except that (i) George M. LeVan, upon his appointment as an executive officer of the Company, failed to timely file one Form 3, and (ii) Dwight W. Decker, the Chairman of the Board, filed an amended Form 3 to disclose ownership of certain options to purchase shares of the Company's common stock that were not reflected on his original Form 3.

ITEM 11 EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table presents information about total compensation received during the last three completed fiscal years by the Chief Executive Officer and the four next most highly compensated persons serving as executive officers for the periods indicated, except as noted in the footnotes below (the "Named Executives").

SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                                                               AWARDS
                                                   ANNUAL COMPENSATION                RESTRICTED     SECURITIES
NAME AND PRINCIPAL                         FISCAL                                      STOCK         UNDERLYING      ALL OTHER
POSITION                                  YEAR (1)      SALARY          BONUS         AWARDS (#)     OPTION (#)   COMPENSATION (2)
                                          --------      ------          -----         ----------     ----------   ----------------
David J. Aldrich ....................      2002-S      $174,462       $     --               --        475,000
President and Chief Executive Officer       2002       $351,154       $     --               --        160,000       $  8,922
                                            2001       $336,615       $     --               --        150,000       $  8,550
                                            2000       $278,269       $284,800               --        120,000       $  6,839

Kevin D. Barber .....................      2002(3)     $253,846       $     --               --         84,552       $  7,685
Senior Vice President, Operations ...      2001(3)     $232,766       $ 74,850               --         14,304       $ 26,711(4)
                                           2000(3)     $185,099       $     --               --         12,280       $  6,345

Liam K. Griffin .....................      2002-S      $115,885       $     --               --        100,000
Vice President, Sales and Marketing .       2002       $130,039       $ 25,000 (5)           --        100,000       $  1,062

Richard Langman .....................      2002-S      $118,728       $     --               --         60,000
Vice President, Ceramic Products and        2002       $244,731       $     --               --         45,000       $  7,369
President of Trans-Tech, Inc. .......       2001       $223,846                              --         42,000       $  5,169
                                            2000       $223,269       $    173,000           --         20,000       $ 63,620(6)

Paul E. Vincent .....................      2002-S      $112,431       $     --               --         90,000
Vice President and ..................       2002       $226,385       $     --               --         50,000       $  8,956
Chief Financial Officer .............       2001       $217,462       $     --               --         60,000       $  9,681
                                            2000       $190,192       $186,400               --         50,000       $  8,571

(1) References to 2002-S refer to the period beginning March 29, 2002 and ending September 27, 2002. References to the Company's 2002, 2001 and 2000 fiscal years refer to the fiscal years of Alpha ended March 31, 2002, April 1, 2001 and April 2, respectively. In connection with the Merger on June 25, 2002, the Company changed its fiscal year-end from the Sunday closest to March 31 to the Friday closest to September 30.

                                       Skyworks Solutions, Inc. and Subsidiaries


(2) "All Other Compensation" includes service awards and the Company's contributions to the executive officer's 401(k) plan account (including contributions for the fourth quarter of each fiscal year, which were included in the year of accrual but not distributed until the subsequent fiscal year).

(3) Mr. Barber joined the Company as an executive officer in connection with the Merger on June 25, 2002. Prior to June 25, 2002, Mr. Barber was an executive officer of Washington/Mexicali. References to the fiscal year for Mr. Barber refer to the fiscal year of Skyworks ending September 27, 2002 and the prior fiscal years of Washington/Mexicali ended September 2001, and September 2000.

(4) Includes Washington/Mexicali's and Skyworks' contributions to the executive officer's 401(k), and a $21,154 cashout of accrued vacation.

(5) In connection with his joining the Company in July 2001, Mr. Griffin received a sign-on bonus and a grant of Company stock options.

(6)   Includes $42,384 for relocation expenses paid to Mr. Langman during 2000.


The following tables provide information about stock options granted and exercised by each of the Named Executives in fiscal 2002 and the value of options held by each at September 27, 2002:

                        OPTION GRANTS IN LAST FISCAL YEAR

                      Number of    Percent of                                    Potential Realizable
                     Securities     Total                                          Value at Assumed
                     Underlying    Options         Exercise                      Annual Rates of Stock
                      Options     Granted to       or Base                      Price Appreciation for
                      Granted    Employees in       Price       Expiration           Option Term
Name                    (#)       Fiscal Year    ($ / Share)       Date            5%             10%
----                    ---       -----------    -----------       ----            --             ---
David J. Aldrich      175,000          5.13           $12.65     4/25/2012     $1,392,215      $3,528,147
                      300,000          8.80           $ 4.99     6/26/2012     $  941,455      $2,385,832
Kevin D. Barber        75,000          2.20           $ 4.99     6/26/2012     $  235,364      $  596,458
Liam K. Griffin        50,000          1.47           $12.65     4/25/2012     $  397,776      $1,008,042
                       50,000          1.47           $ 4.99     6/26/2012     $  156,909      $  397,639
Richard Langman        45,000          1.32           $12.65     4/25/2012     $  357,998      $  907,238
                       15,000          0.44           $ 4.99     6/26/2012     $   47,073      $  119,292
Paul E. Vincent        50,000          1.47           $12.65     4/25/2012     $  397,776      $1,008,042
                       40,000          1.17           $ 4.99     6/26/2012     $  125,527      $  318,111

The options vest at a rate of 25% per year commencing one year after the date of grant, provided the holder of the option remains employed by the Company. Options may not be exercised beyond three months after the holder ceases to be employed by the Company, except in the event of termination by reason of death, retirement or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination. The assumed annual rates of stock price appreciation stated in the table are dictated by regulations of the Securities and Exchange Commission, and are compounded annually for the full term of the options; actual outcomes may differ.

                                       Skyworks Solutions, Inc. and Subsidiaries


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                        Number of Securities              Value of Unexercised
                        Shares                               Underlying                       In-The-Money
                      Acquired On       Value          Unexercised Options at                  Options at
                       Exercise       Realized         September 27, 2002 (#)             September 27, 2002 ($)
                                                    ---------------------------        ----------------------------
                         (#)            ($)         Exercisable   Unexercisable        Exercisable    Unexercisable
                         ---            ---         -----------   -------------        -----------    -------------
David J. Aldrich             --      $      --        256,000        733,000            $ 116,736      $  14,670
Kevin D. Barber              --      $      --         44,694        126,609            $      --      $      --
Liam K. Griffin              --      $      --         25,000        175,000            $      --      $      --
Richard Langman              --      $      --        156,250        122,750            $ 272,000      $      --
Paul E. Vincent              --      $      --         88,500        189,500            $  52,704      $  11,736

The values of unexercised options in the foregoing table are based on the difference between the $4.77 closing price of Skywork's common stock at September 27, 2002, the end of the 2002 fiscal year, on the Nasdaq National Market, and the respective option exercise price.

EXECUTIVE COMPENSATION

Our executives are eligible for awards of nonqualified stock options, incentive stock options and restricted stock awards under our applicable stock option plans. These stock options plans are administered by the Compensation Committee of the Board of Directors. Generally, the exercise price at which an executive may purchase Skyworks' common stock pursuant to a stock option is the fair market value of Skyworks' common stock on the date of grant. Stock options are granted subject to restrictions on vesting, with equal portions of the total grant generally vesting over a period of four years. Our stock options are subject to forfeiture (after certain grace periods) upon termination of employment, retirement, disability or death. Restricted stock awards involve the issuance of shares of common stock which may not be transferred or otherwise encumbered, subject to certain exceptions, for varying amounts of time, and which will be forfeited, in whole or in part, if the executive terminates his or her employment with Skyworks. No restricted stock awards were made in fiscal 2002; stock option grants to the Named Executives during the fiscal year are discussed above under the caption "Option Grants in Last Fiscal Year".

Senior executives of the Company are also eligible to receive target incentive compensation under which a percentage of each executive's total cash compensation is tied to the accomplishment of specific financial objectives during the 2002 fiscal year. As a result of a challenging economic and business environment during the fiscal year, the Company did not achieve the annual performance targets set by the Board of Directors, and no incentive bonuses were paid to senior executives with respect to fiscal 2002. Senior executives also may participate in the Company's Executive Compensation Plan (the "Executive Compensation Plan"), an unfunded, non-qualified deferred compensation plan, under which participants may defer a portion of their compensation. Deferred amounts are held in a trust. Participants defer recognizing taxable income on the amount held for their benefit until the amounts are paid. The Company, in its sole discretion, may make additional contributions to the accounts of participants. Participants normally receive the deferred amounts upon retirement. Special rules are provided for distributions in the case of a participant's death or disability, a change in control of the Company, early retirement, and unforeseen emergencies. The Named Executives each participated in the Executive Compensation Plan during the 2002 fiscal year. The Company did not make any discretionary contributions to their accounts during fiscal 2002.

                                       Skyworks Solutions, Inc. and Subsidiaries

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations with respect to executive compensation. The Compensation Committee determines the compensation to be paid to the Chief Executive Officer of Skyworks and each of the Company's executives who report directly to him (the "Senior Executives").

The objective of the Compensation Committee in determining the type and amount of executive compensation is to provide a level of compensation that allows Skyworks to attract and retain superior talent, to achieve its business objectives, and to align the financial interests of the Senior Executives with the stockholders of Skyworks. The elements of compensation for the Senior Executives are base salary, short-term cash incentives, long-term stock-based incentives and retirement plans.

Compensation for Skyworks' Chief Executive Officer and the other Senior Executives, including salary and short- and long-term incentives, is established at levels competitive with the compensation of comparable executives in similar companies. The Compensation Committee periodically utilizes studies from independent compensation experts on executive compensation in comparable high technology and semiconductor companies. Based on these studies, the Compensation Committee establishes base salaries, and target incentive bonuses and stock option compensation, so as to set the combined value near the median of the range indicated by the studies. In establishing individual compensation, the Compensation Committee considers the individual experience and performance of the executive, as well as the performance of Skyworks. The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the salaries of the other Senior Executives.

Short-term incentive compensation for each Senior Executive is established annually by the Compensation Committee, by tying a portion of each Senior Executive's total cash compensation to the accomplishment of specific financial objectives. The Compensation Committee established aggressive forward-looking incentive targets for Skyworks' Senior Executives for fiscal 2002. As a result of a challenging business environment in that time period, the Company did not achieve these targets. Taking this and other factors into account, no short-term incentive compensation was awarded to Skyworks' Senior Executives for fiscal 2002.

Long-term, stock-based compensation has been provided to Senior Executives under Skyworks' long-term incentive plan ("the LTIP"). Under the LTIP, the Compensation Committee has, in the past, awarded nonqualified stock options, and incentive stock options. It also has the ability to offer restricted stock awards. Restricted stock awards involve the issuance of shares of common stock that may not be transferred or otherwise encumbered, subject to certain exceptions, for varying amounts of time, and which will be forfeited, in whole or in part, if the employee terminates his or her employment with Skyworks. These programs are intended to tie the value of the Senior Executive's compensation to the long-term value of Skyworks' common stock.

Skyworks also permits executives and other employees to purchase Skyworks common stock at a discount through the Company's Employee Stock Purchase Plan. Skyworks' executives may also participate in the Company's 401(k) Plan, under which Skyworks' employer contribution has in recent years been made in the form of Skyworks common stock.

The stock ownership afforded under the LTIP, the Employee Stock Purchase Plan and the 401(k) Plan encourages Skyworks' executives to acquire, long-term stock ownership positions, and helps to align the executives' interests with stockholders' interests.

A final component of executive compensation provides executives with a means to defer recognition of income. Executives designated by the Compensation Committee may participate in the Skyworks Executive Compensation Plan, which is discussed under "Executive Compensation Plan" in the Proxy Statement.

The Compensation Committee established the compensation of Mr. Aldrich, President and Chief Executive Officer, under the same criteria used to determine the compensation of the other Senior Executives, as described above. Mr. Aldrich's compensation was linked to Skyworks' performance during the fiscal year by structuring a substantial portion of his compensation in the form of stock options and a target incentive bonus based on the accomplishment of specific financial objectives. Mr. Aldrich's total compensation plan for fiscal 2002 was in the middle range of those for chief executive officers of similar companies, according to studies prepared by independent compensation consultants. During fiscal 2002, Mr. Aldrich received a salary of $360,000 and options to purchase 475,000 shares of common stock at the fair market value of Skyworks common stock on the dates of the option grants. As a result of the challenging business environment that persisted during the fiscal year, Skyworks did not exceed the performance targets that the Board had established in Mr. Aldrich's compensation plan, and no incentive bonus was awarded to Mr. Aldrich for fiscal 2002.

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to certain of its executive officers. However, this deduction limitation does not apply to certain "qualified performance-based compensation" within the meaning of the Internal Revenue Code and the regulations promulgated thereunder. The Compensation Committee has considered the limitations on deductions imposed by
Section 162(m), and it is The Compensation Committee's intention to structure executive compensation to minimize the application of the deduction limitations of Section 162(m) insofar as consistent with the Compensation Committee's overall compensation objectives.

Based on the recommendations of the Compensation Committee, Skyworks has entered into severance agreements with certain Senior Executives. Such agreements do not guarantee salary, position or benefits, but provide salary continuation and other benefits in the event of a termination after a change in control or certain other terminations, as described under the heading "Employment and Severance Agreements" in this Form 10-K.

                                    THE COMPENSATION COMMITTEE
                                    Donald R. Beall, Chairman
                                    Timothy Furey

COMPENSATION OF DIRECTORS

Directors who are not employees of Skyworks are paid a quarterly retainer of $7,500 plus an additional $1,000 for each Board meeting attended in person or $500 for each Board meeting attended by telephone. Directors who serve as chairman of a committee of the Board of Directors receive an additional quarterly retainer of $625, and those who serve on a committee but are not chairman receive an additional quarterly retainer of $312.50. In addition, each new non-employee director receives an option to purchase 45,000 shares of common stock immediately following the earlier of Skyworks' Annual Meeting of Stockholders at which the director is first elected by the stockholders or following his initial appointment by the Board of Directors. In addition, following each Annual Meeting of Stockholders each director who is continuing in office or re-elected receives an option to purchase 15,000 shares of common stock. The exercise price of stock options granted to directors is the fair market value on the day of grant. During fiscal 2001 and prior years, option grants to directors were made from the 1994 and 1997 Non-Qualified Stock Option Plans for Non-Employee Directors. Stock option grants to directors for fiscal 2002 were made under the 2001 Directors' Stock Option Plan. Non-employee directors of the Company are also eligible to receive option grants under the Company's 1996 Long-Term Incentive Plan.

In connection with the Merger and their appointment to the Board of Directors, each of Messrs. Beall, Beguwala, Decker and Iyer were granted an option to purchase 45,000 shares of common stock on June 25, 2002 at the fair market value thereof under our Directors' 2001 Stock Option Plan.

In connection with the Merger and their continued service on the Board of Directors, each of Messrs. Furey, Leonard and McLachlan were granted an option to purchase 45,000 shares of common stock on August 1, 2002 at the fair market value thereof under our 1996 Long-Term Incentive Plan. Messrs. Furey, Leonard and McLachlan were not granted any options to purchase shares of common stock under our Directors' 2001 Stock Option Plan during the fiscal year ended September 27, 2002.

EMPLOYMENT AND SEVERANCE AGREEMENTS

The Company does not have any employment agreements with any of the Named Executives. The Company has severance agreements with the Messrs. Aldrich, Langman and Vincent under which each is entitled to receive various benefits in the event that his employment is terminated within two years after a change in control of Alpha, or if his employment is terminated by Alpha at any time without good cause. In these cases, the officer will receive two years of salary continuation, and all of the officer's stock options will vest immediately. Mr. Aldrich's severance agreement provides that he is also entitled to various benefits in the event he voluntarily terminates his employment for certain reasons. The term of these agreements is indefinite.

STOCK PERFORMANCE GRAPH

The following graph shows the change in Skyworks' cumulative total stockholder return for the last five fiscal years, based upon the market price of Skyworks' common stock, compared with: (i) the cumulative total return on the Standard & Poor's 500 Index and (ii) the Standard & Poor's 500 Semiconductor Index. The graph assumes a total initial investment of $100 as of September 27, 1997, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period.

                     [TOTAL SHAREHOLDER RETURNS LINE GRAPH]

                                       Skyworks Solutions, Inc. and Subsidiaries


ANNUAL RETURN PERCENTAGE TABLE

                                                          Years Ended September 30,
       Company/Index                      1998         1999         2000          2001       2002
       -------------                      ----         ----         ----          ----       ----
       Skyworks Solutions, Inc.           (38.5)        643.8         20.8       (43.1)     (76.6)
       S&P 500 Index                       (9.1)         27.8         13.3       (26.6)     (20.5)
       S&P 500 Semiconductors             (13.3)         93.5         31.3       (60.1)     (36.4)

INDEXED RETURNS TABLE

                                                            Years Ended September 30,
      Company/Index                    Base Period
                                           1997        1998      1999      2000       2001      2002
                                           ----        ----      ----      ----       ----      ----
      Skyworks Solutions, Inc.             100         61.5     457.4     552.4       314.1     73.5
      S&P 500 Index                        100        109.1     139.4     157.9       115.9     92.1
      S&P 500 Semiconductors               100         86.7     167.8     220.2        86.5     55.0

The stock price information shown on the above stock performance graph, annual return percentage table and indexed returns table are not necessarily indicative of future price performance. Information used on the graph and in the tables was obtained from Standard & Poor's, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Skyworks' common stock is traded on the Nasdaq National Market under the symbol "SWKS". Prior to June 25, 2002 Skyworks' common stock was traded on the Nasdaq National Market under the symbol "AHAA".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors consists of Mr. Beall and Mr. Furey, each of whom are outside directors. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company. During the last fiscal year, none of the Company's executive officers served as:

      - a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company;

      - a director of another entity one of whose executive officers served on the Compensation Committee of the Company; or

      - a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

                                       Skyworks Solutions, Inc. and Subsidiaries


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's common stock as of December 04, 2002 by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company's common stock as of December 4, 2002; (ii) the Named Executives; (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. As of December 4, 2002, there were 137,899,732 shares of Skyworks common stock issued and outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that will be subject to options held by that person that are currently exercisable or that are exercisable within 60 days of January 10, 2002 are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                            Number of Shares
Names and Addresses of Beneficial Owners (1)             Beneficially Owned (2)    Percent of Class
-----------------------------------------                ----------------------    ----------------
David J. Aldrich                                              311,224(3)                      (*)
Kevin D. Barber                                                63,888(3)(4)                   (*)
Donald R. Beall                                               469,682(4)(5)                   (*)
Moiz M. Beguwala                                              328,388(4)                      (*)
Dwight W. Decker                                            1,186,578(4)                      (*)
Timothy R. Furey                                               77,250                         (*)
Liam K. Griffin                                                26,954(3)                      (*)
Balakrishnan Iyer                                             300,801(4)                      (*)
Richard Langman                                               169,555                         (*)
Thomas C. Leonard                                             100,951(3)                      (*)
George M. LeVan                                                53,228(3)                      (*)
David J. McLachlan                                             28,850(2)                      (*)
Paul E. Vincent                                               162,563(3)                      (*)
All directors and executive officers as a group             3,279,912(3)(4)(5)              2.38%

*Less than 1%

      (1) Each person's address is the address of the Company. Unless otherwise noted, shareholders have sole voting and investment power with respect to shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

      (2) Includes the number of shares of Company common stock that will be subject to options held by that person that are currently exercisable or exercisable within 60 days of January 10, 2002 (the "Current Options"), as follows: Aldrich - 256,000 shares under Current Options; Barber - 60,440 shares under Current Options; Beall
            - 246,231 shares under Current Options; Beguwala - 316,348 shares under Current Options; Decker - 1,140,218 shares under Current Options; Furey - 77,250 shares under Current Options; Griffin - 25,000 shares under Current Options; Iyer - 295,314 shares under Current Options; Leonard - 37,500 shares under Current Options; LeVan - 44,384 shares under Current Options; McLachlan - 26,250 shares under Current Options; Vincent - 88,500 shares under Current Options; all directors and executive officers as a group - 2,613,434 shares under Current Options.

      (3)   Includes shares held in the Company's 401(k) savings plan.

      (4) Includes shares held in savings plan(s) of Conexant Systems, Inc., and/or Rockwell Automation, Inc., which arose out of the distribution in the Merger of Skyworks' shares for shares of Conexant Systems, Inc. held in those plans.

      (5) Excludes 101,151 shares held in trust for Mr. Beall's adult son not living in his household for which Mr. Beall disclaims beneficial ownership.

                                       Skyworks Solutions, Inc. and Subsidiaries


                      EQUITY COMPENSATION PLAN INFORMATION

The Company maintains nine equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:

-     the 1986 Long-Term Incentive Plan;

-     the 1994 Non-Qualified Stock Option Plan;

-     the 1996 Long-Term Incentive Plan;

-     the 1997 Non-Qualified Stock Option Plan;

-     the 1999 Employee Long-Term Incentive Plan;

-     the Directors' 2001 Stock Option Plan;

-     the Non-Qualified Employee Stock Purchase Plan;

-     the 2002 Employee Stock Purchase Plan; and

-     the Washington Sub, Inc. 2002 Stock Option Plan.

Except for the Non-Qualified Employee Stock Purchase Plan, the 2002 Employee Stock Purchase Plan, the 1999 Employee Long-Term Incentive Plan and the Washington Sub, Inc. 2002 Stock Option Plan, each of the foregoing equity compensation plans was approved by our stockholders. The following table presents information about these plans as of September 27, 2002.

                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
       PLAN CATEGORY           WARRANTS, AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (A))
       -------------           --------------------        -------------------            -----------

                                        (A)                        (B)                        (C)
                                        ---                        ---                        ---

Equity compensation
   plans approved by
   security holders........         10,433,271                   $16.90                    1,655,616(1)

Equity compensation
   plans not approved by
   security holders........         20,898,564                   $21.13                   14,274,082(2)

              Total........         31,331,835                   $19.73                   15,929,698

(1) No further grants will be made under the 1986 Long-Term Incentive Plan, the 1994 Non-Qualified Stock Option Plan and the 1997 Non-Qualified Stock Option Plan.

(2) No further grants may be made under the Washington Sub Inc. 2002 Stock Option Plan.

1999 EMPLOYEE LONG-TERM INCENTIVE PLAN

The purposes of the Company's 1999 Employee Long-term Incentive Plan (the "1999 Employee Plan") are (i) to provide long-term incentives and rewards to those employees of the Company and its subsidiaries, other than officers and non-employee directors, who are in a position to contribute to the long-term success and growth of the Company and its subsidiaries, (ii) to assist the Company in retaining and attracting employees with requisite experience and ability, and (iii) to associate more closely the interests of such employees with those of the Company's stockholders. The 1999 Employee Plan provides for the grant of non-qualified stock options to purchase shares of the Company's common stock. The term of these options may not exceed ten years. The 1999 Employee Plan contains provisions which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant's termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a "change in control" of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment which affects outstanding options be consented to by the holder of the options.

WASHINGTON SUB, INC. 2002 STOCK OPTION PLAN

The Washington Sub, Inc. 2002 Stock Option Plan (the "Washington Sub Plan") became effective on June 25, 2002 in connection with the Merger. At the time of the spin-off of Conexant's wireless business, outstanding Conexant options granted pursuant to certain Conexant stock incentive plans were adjusted so that following the spin-off and Merger each holder of a Conexant option held (i) options to purchase shares of Conexant common stock and (ii) options to purchase shares of Skyworks common stock. The purpose of the Washington Sub Plan is to provide a means for the Company to perform its obligations with respect to these adjusted stock options. The only participants in the Washington Sub Plan are those persons who, at the time of the Merger, held outstanding options granted pursuant to certain Conexant stock option plans. No further options to purchase shares of Skyworks common stock will be granted under the Washington Sub Plan. The Washington Sub Plan contains a number of sub-plans, which contain terms and conditions that are applicable to certain portions of the options subject to the Washington Sub Plan, depending upon the Conexant stock option plan from which the Skyworks options granted under the Washington Sub Plan were derived. The outstanding options under the Washington Sub Plan generally have the same terms and conditions as the original Conexant options from which they are derived. Most of the sub-plans of the Washington Sub Plan contain provisions related to the effect of a participant's termination of employment with the Company, if any, and/or with Conexant on options granted pursuant to such sub-plan. Several of the sub-plans under the Washington Sub Plan contain specific provisions related to a change in control of the Company.

NON-QUALIFIED ESPP & 2002 ESPP

The Company also maintains a Non-Qualified Employee Stock Purchase Plan and a 2002 Employee Stock Purchase Plan to provide employees of the Company and participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase, by means of payroll deductions, of shares of the Company's common stock at a discount from the market price of the common stock at the time of purchase. The Non-Qualified Employee Stock Purchase Plan is intended for use primarily by employees of the Company located outside the United States. Under the plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The Company intends to seek approval for its 2002 Employee Stock Purchase Plan at its next Annual Meeting of Stockholders.

                                       Skyworks Solutions, Inc. and Subsidiaries


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Skyworks was formed through the Merger of the wireless communications business of Conexant, which it spun-off immediately prior to the Merger, with Alpha. The Merger was completed on June 25, 2002. Immediately following the Merger, Skyworks purchased the Mexicali Operations from Conexant for an aggregate purchase price of $150 million. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

In connection with the Merger, Skyworks and Conexant have engaged in various transactions, including, without limitation, the transactions referred to elsewhere in this annual report and in the consolidated financial statements and related notes thereto of Skyworks contained herein. Skyworks also has established ongoing arrangements and agreements with Conexant, the more significant of which are described below.

      FINANCING ARRANGEMENTS AND SENIOR NOTES

In connection with our acquisition from Conexant of the Mexicali Operations, we and certain of our subsidiaries entered into a financing agreement, dated as of June 25, 2002, with Conexant. Pursuant to the terms of the financing agreement, in payment for the Mexicali Operations, we and certain of our subsidiaries, issued short-term promissory notes to Conexant in the aggregate principal amount of $150 million. In addition, Conexant made a short-term $100 million loan facility available to us under the financing agreement to fund working capital and other requirements. $75 million of this facility became available on or after July 10, 2002, and the remaining $25 million balance of the facility would have become available if we had more than $150 million of eligible domestic receivables. Interest on the short-term promissory notes and the loan facility was payable at a rate of 10% per annum for the first ninety days following June 25, 2002, 12% per annum for the next ninety days and 15% per annum thereafter. Unless paid earlier at the option of the Company or pursuant to mandatory prepayment provisions contained in the financing agreement with Conexant, fifty percent of the principal of the short-term promissory notes would become due on March 24, 2003 and the remaining fifty percent, as well as the entire principal amount of any amounts borrowed under the loan facility, would become due on June 24, 2003. There were $30 million of borrowings as of September 27, 2002 under this facility. The promissory notes and the loan facility were secured by our assets and properties.

Pursuant to our private placement of $230 million aggregate principal amount of 4.75% convertible subordinated notes due in 2007, which closed on November 12, 2002, we and Conexant entered into a refinancing agreement, and we, certain of our subsidiaries and Conexant executed an amendment to the original financing agreement with Conexant, each dated as of November 6, 2002. Pursuant to the refinancing agreement and the amended financing agreement, of the net cash proceeds received from the private placement, we paid Conexant (i) $105 million to prepay, in part, the short-term promissory notes issued to Conexant, leaving a principal balance of $45 million due on such notes, and (ii) $65 million to prepay in full and retire the loan facility. Upon retiring the loan facility, all security interests, liens and mortgages presently held by Conexant on our assets and properties were released, and the financing agreement with Conexant, as amended, was terminated.

The remaining $45 million principal amount of the short-term promissory notes was exchanged for an interim 15% convertible debt security with a maturity date of June 30, 2005. This debt security was then promptly exchanged for an equal principle amount of 15% convertible senior subordinated notes due June 30, 2005, issued under an indenture entered into by us and Wachovia Bank, National Association, as trustee (the "Senior Notes"). We may redeem the Senior Notes in whole or in part, at any time after May 12, 2004, subject to a redemption premium of 3% of the then outstanding principal amount thereof. Under the terms of the Senior Notes, Conexant has the right to convert the outstanding principal amount thereof (or any portion thereof) into a number of shares of our common stock equal to the principal amount of the Senior Notes to be so converted, divided by the applicable conversion price, as determined pursuant to the terms of the Senior Notes. Upon maturity, the Senior Notes are payable in shares of our common stock based on the applicable conversion price as of the maturity date, although interest on the Senior Notes, as well as the outstanding principal if certain events of default occur, is payable by us in cash. The initial conversion price of the Senior Notes is $7.87 per share, subject to adjustment as follows. In the event that the market price of our common stock is generally below the applicable conversion price, the holders of the Senior Notes would be entitled to receive upon conversion of the Senior Notes shares of our common stock in an amount equal to the principal amount of the Senior Notes being converted divided by the market price of our common stock, provided that in no event will the number of shares issued exceed 125% of the number of shares that the holders would have received at the conversation price. The conversion price is also subject to adjustment pursuant to anti-dilution provisions.

We also entered into a registration rights agreement with Conexant, which will provide for the registration under the Securities Act of 1933, as amended, of the resale by Conexant (or any transferee thereof) of the Senior Notes and the shares of our common stock underlying the Senior Notes. We have agreed to maintain the registration statement contemplated by the registration rights agreement effective and available for use until December 31, 2005, subject to certain limitations.

      TAX ALLOCATION AGREEMENT

At the time of the Merger, we entered into a tax allocation agreement with Conexant, which provides for the allocation of all responsibilities, liabilities and benefits relating to or affecting all forms of taxation between us and our affiliates and Conexant and its affiliates. In general, Conexant assumed and is responsible for tax liabilities of the wireless business for periods prior to the Merger and we assumed and are responsible for tax liabilities of the wireless business for periods after the Merger. Subsequent to the execution of the tax allocation agreement, and in connection with the refinancing agreement and amended financing agreement with Conexant, we entered into a letter agreement on November 6, 2002 with Conexant that amends the tax allocation agreement to limit our indemnification obligations under the tax allocation agreement to a reduced set of circumstances that could trigger such indemnification. However, the tax allocation agreement continues to provide that we will be responsible for various other tax obligations and for compliance with various representations and covenants made under the tax allocation agreement.

      TRANSITION SERVICES AGREEMENT

In connection with the Merger, we entered into a transition services agreement with Conexant on June 25, 2002 under which we and Conexant will provide to the other certain specified services, most of which run through December 31, 2002, subject to extension by mutual agreement. The services provided by Conexant under the agreement include:

      -     accounting and payroll;

      -     finance and treasury;

      -     engineering and design services;

      -     platform technology and other support for our Newbury Park facility;

      -     human resources;

      -     information technology;

                                       Skyworks Solutions, Inc. and Subsidiaries


      -     sales;

      - other support services, including global trade, shipping, storage and logistics services;

      -     manufacturing quality and reliability;

      -     facilities; and

      -     material management and printed wire board assembly services.

In addition, we will provide certain services to Conexant, including services related to:

      - engineering and design services for Conexant's broadband access products;

      -     human resources;

      -     product testing and package qualification consulting; and

      -     facilities, including environmental consulting services.

The price to be paid by us and Conexant for these services is generally based on the actual cost of providing such services, including out of pocket expenses.

      INFORMATION TECHNOLOGY SERVICES AGREEMENT

On June 25, 2002, in connection with the Merger, we entered into an information technology service agreement with Conexant under which Conexant provides to us a variety of information technology services that Conexant previously provided to its wireless communications division. These services generally are to be provided in six month increments until either party elects to terminate the agreement or certain specific services are provided thereunder. Payments to Conexant for the services rendered under the agreement generally consist of a base fee per month, plus an additional monthly service fee depending on the particular services rendered by Conexant. We and Conexant have agreed to review the fee structure each year during the term of the agreement.

         The services provided by Conexant under the agreement include:

      -     data center operations management;

      -     remote-site support;

      -     information technology infrastructure services;

      -     programming services; and

      -     applications support.

      MEXICALI TRANSITION SERVICES AGREEMENT

Under a mexicali transition services agreement dated as of June 25, 2002 with Conexant, we and Conexant will provide certain transition services to each other with respect to the Mexicali Operations. These services generally will be provided until December 31, 2002, unless otherwise mutually agreed. The price for the services will be the actual cost, including out-of pocket expenses, of providing the services. The services covered under the agreement include:

      -     general accounting support;

      -     metrology services and test equipment support;

      -     thermal mechanical analysis and measurement of packages;

      -     electrical analysis and measurement for packages; and

      -     electromagnetic impulse measurement and certification services.

      NEWPORT BEACH SUPPLY AGREEMENT

Under our Newport Beach wafer supply and services agreement entered into with Conexant on June 25, 2002, we will obtain through Conexant silicon-based semiconductor products supplied by Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. These services will be provided for a three-year period. Pursuant to the terms of this supply agreement with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc., based on a contractual agreement between Conexant and Jazz Semiconductor. The volume for wafers during these three years has been pre-calculated based on our anticipated wafer fabrication needs. The pricing under the agreement is established at Conexant's cost for the first year, at the median of Conexant's cost and market price for the second year, and at market price for the third year. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $64 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively. We estimate that our obligation under this agreement will result in excess costs of approximately $5.1 million and we have recorded this liability in the current period.

                                       Skyworks Solutions, Inc. and Subsidiaries


      NEWBURY PARK SUPPLY AGREEMENT

Under a Newbury Park wafer supply and services agreement entered into with Conexant on June 25, 2002, we will provide services to Conexant for both production and prototypes of semiconductor products at our Newbury Park, California wafer fabrication facility, including services related to:

      -     semiconductor wafer fabrication;

      -     semiconductor wafer probe;

      -     final test; and

      -     die processing.

These services generally will be provided for a term of three years with additional one-year renewal terms as may be mutually agreed. The pricing for wafers has been fixed for the three years based on our mutual agreement, and is based on cost plus 50% markup.

      MEXICALI SUPPLY AGREEMENT

Under a Mexicali device supply and services agreement entered into with Conexant on June 25, 2002, we will provide Conexant with certain semiconductor processing, packaging and testing services, including:

      -     assembly services;

      -     final testing;

      -     post-test processing; and

      -     shipping.

During the term of the agreement, Conexant will have the right to purchase products manufactured through the use of technologies developed and qualified for full-scale production at the Mexicali facility at the time of the agreement and, upon mutual agreement, products manufactured through the use of any new technologies in development at the Mexicali facility at the time of the agreement, but not yet qualified for full scale production. These services will be performed at our Mexicali, Mexico facility and, upon mutual agreement, at other facilities approved by Skyworks. These services generally will be provided for a term of three years with additional one-year renewal terms as may be mutually agreed. The pricing for the first year has been fixed based generally on the yielded assembly cost of the particular materials. The pricing for the second year will either be a result of: (i) a 5% reduction from year one, or
(ii) the actual cost at the end of year one. Pricing for the third year will be negotiated between the parties.

RELATED PARTY TRANSACTIONS OF THE COMPANY

As part of the terms of the Merger, four designees of Conexant - Messrs. Beall, Beguwala, Decker and Iyer - were appointed to the Skyworks Board of Directors, joining four members who had been serving on the Board having been previously elected by the stockholders of Alpha. Each of the four Conexant designees to the Board continues to have a business relationship with Conexant. Mr. Decker currently serves as the chief executive officer, as well as the chairman of the board, of Conexant. Mr. Iyer serves as senior vice president and chief financial officer of Conexant. Mr. Beguwala is a current employee, as well as a former executive officer, of Conexant. Mr. Beall is a non-employee director of Conexant.

Information concerning severance agreements with the Named Executives and certain option grants made to directors of the Company is described at Item 11, above. There are no other relationships or transactions reportable under the regulations of the Securities and Exchange Commission.

ITEM 14 CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the

                                       Skyworks Solutions, Inc. and Subsidiaries


material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   Changes in internal controls.


There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Index to Financial Statements

            The financial statements filed as part of this report are listed on the index appearing on page 37.

      2.    Index to Financial Statement Schedules

            The following financial statement schedule is filed as part of this report (page reference is to this report):

            Schedule II Valuation and Qualifying Accounts...............Page 87

            All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

      3.    Exhibits

      No.               Description
      ---               -----------
        2.a             Agreement and Plan of Reorganization, dated as of
                        December 16, 2001, as amended as of April 12, 2002, by
                        and among the Company, Washington Sub, Inc. and Conexant
                        Systems, Inc. (15)

        2.b Contribution and Distribution Agreement, dated as of December 16, 2001, as amended as of June 25, 2002, by and between Washington Sub, Inc. and Conexant Systems,
                        Inc. (14)

        2.c             Mexican Stock Purchase Agreement, dated as of June 25,
                        2002, by and between the Company and Conexant Systems, Inc. (14)

        2.d Amended and Restated Mexican Asset Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. (14)

        2.e             U.S. Asset Purchase Agreement, dated as of December 16,
                        2001, by and between the Company and Conexant Systems, Inc. (14)

        3.a             Amended and Restated Certificate of Incorporation **

        3.b             Second Amended and Restated By-laws **

        4.a             Specimen Certificate of Common Stock (1)

        4.b Loan and Security Agreement, dated December 15, 1993, by and between Trans-Tech, Inc. and County Commissioners of Frederick County (10)

        4.c Indenture, dated as of November 12, 2002, by and between the Company and State Street Bank and Trust Company (as
                        Trustee)**

        4.d             Form of 4.75% Convertible Subordinated Note of the
                        Company **

                                       Skyworks Solutions, Inc. and Subsidiaries


        4.e Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, National Association (as
                        Trustee)**

        4.f             Form of 15% Senior Convertible Note of the Company **

        10.a Skyworks Solutions, Inc., 1986 Long-Term Incentive Plan as amended (2)*

        10.b Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990 (3); amended March 28, 1991
                        (4); and as further amended October 27, 1994 (5)*

        10.c            Severance Agreement, dated April 1, 2001, between the
                        Company and David J. Aldrich (6)*

        10.d            Severance Agreement, dated January 14, 1997, between the
                        Company and Richard Langman (18)*

        10.e            Consulting Agreement, dated August 13, 1992, between the
                        Company and Sidney Topol (7)*

        10.f            Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option
                        Plan for Non-Employee Directors (2)*

        10.g Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks
                        Solutions, Inc. Executive Compensation Plan dated
                        January 3, 1995 (5)*

        10.h Severance Agreement, dated September 4, 1998, between the Company and Paul E. Vincent (8)*

        10.i            Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option
                        Plan for Non-Employee Directors (9)*

        10.j            Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan
                        (11)*

        10.k            Skyworks Solutions, Inc. Directors' 2001 Stock Option
                        Plan (12)*

        10.l            Skyworks Solutions, Inc. 1999 Employee Long-Term
                        Incentive Plan, as amended September 25, 2002 **

        10.m            Washington Sub Inc., 2002 Stock Option Plan (16)*

        10.n            Skyworks Solutions, Inc. Non-Qualified Employee Stock
                        Purchase Plan **

        10.o            Form of Stockholders Agreement, dated as of December 16,
                        2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc. (19)

        10.p            Warrant, dated as of June 25, 2002, issued to Jazz
                        Semiconductor, Inc. (17)

        10.q Newport Beach Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. **

        10.r            Information Technology Service Agreement, dated as of
                        June 25, 2002, by and between the Company and Conexant
                        Systems, Inc. **

        10.s Financing Agreement, dated as of June 25, 2002, by and among the Company, certain of its subsidiaries and Conexant Systems, Inc. (14)

        10.t Tax Allocation Agreement, dated as of June 25, 2002, by and among the Company, Conexant Systems, Inc. and Washington Sub, Inc. (14)

        10.u Employee Matters Agreement, dated as of June 25, 2002, by and among the Company, Conexant Systems, Inc. and Washington Sub, Inc. (14)

                                       Skyworks Solutions, Inc. and Subsidiaries


        10.v Mexicali Device Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +**

        10.w Newbury Park Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +**

        10.x Refinancing Agreement, dated as of November 6, 2002, by and among the Company, certain of its subsidiaries and Conexant Systems, Inc. (13)

        10.y            First Amendment of Financing Agreement, dated as of
                        November 6, 2002, by and among the Company, certain of its subsidiaries and Conexant Systems, Inc. (13)

        10.z Letter Agreement, dated as of November 6, 2002, by and between the Company and Conexant Systems, Inc. (13)

        10.aa           Registration Rights Agreement, dated as of November 12,
                        2002, by and among the Company and Credit Suisse First
                        Boston (as representative for the several purchasers) **

        10.bb           Registration Rights Agreement, dated as of November 12,
                        2002, by and between the Company and Conexant Systems, Inc. **

        10.cc           Skyworks Solutions, Inc. 2002 Employee Stock Purchase
                        Plan * **

        11              Statement regarding computation of per share earnings.
                        (See Note 1 to the Consolidated Financial Statements)

        21              Subsidiaries of the Company

        23.a            Consent of KPMG LLP


        23.b            Consent of Deloitte & Touche LLP

        99              Certification pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

* Management contract or compensatory plan

** Filed herewith

+ Confidential Treatment requested for certain portions of this Agreement which have been omitted and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 filed on July 15, 2002 (File No. 333-92394).

(2) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994.

(3) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1992.

(4) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1993.

(5) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 1995.

(6) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001.

(7) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 1994.

(8) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998.

(9) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

(10) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3,1994.

(11) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 1, 2001.

(12) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(13) Incorporated by reference to the exhibits filed with our Current Report on Form 8-K dated November 6, 2002.

(14) Incorporated by reference to the exhibits filed with our Current Report on Form 8-K dated June 25, 2002.

(15) Incorporated by reference to Annex A filed with our Registration Statement on Form S-4, as amended, filed on May 10, 2002 (File No. 333-83768).

(16) Incorporated by reference to exhibit filed with our Registration Statement on Form S-3 filed on July 15, 2002 (File No. 333-92394).

(17) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 filed on August 30, 2002 (File No. 333-99015).

(18) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 1997.

(19) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, as amended, filed on May 3, 2002 (File No. 333-83768)


(b)   Reports on Form 8-K

            On June 28, 2002, a Form 8-K was filed which served to announce (i) the completion of our merger with the wireless communications division of Conexant Systems, Inc., (ii) the change in our independent auditors, and (iii) the execution of a financing arrangement with Conexant Systems, Inc.

            On August 15, 2002, a Form 8-K/A was filed which served to amend the previous filing on June 28, 2002 that announced the completion of our merger with the wireless communications division of Conexant Systems, Inc. and which served to announce a change in our fiscal year.

            On November 6, 2002, a Form 8-K was filed which served to incorporate by reference the Company's press releases dated November 5, 2002 and November 6, 2002 relating to a private placement of convertible subordinated notes of the Company. The notes are convertible at the option of the holders into common stock of the Company at a conversion price of $9.05, subject to adjustment.

            On November 8, 2002, a Form 8-K was filed which served to provide details relating to the Company's private placement of convertible subordinated notes.

            On November 8, 2002, a Form 8-K was filed which served to provide pro forma consolidated financial information for the nine months ended June 30, 2002 as if the Merger and the subsequent acquisition by Skyworks of the Mexicali operation had occurred on October 1, 2001.

            On November 12, 2002, a Form 8-K/A was filed which served to amend the previous filing on November 8, 2002 that provided pro forma financial information.

                                       Skyworks Solutions, Inc. and Subsidiaries


(c)   Exhibits

            The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15 (a) (3).

                                       Skyworks Solutions, Inc. and Subsidiaries


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SKYWORKS SOLUTIONS, INC.

                                           BY:  /S/ DAVID J. ALDRICH
                                              ----------------------------------
                                              DAVID J. ALDRICH, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

Date:  December 20, 2002

                                           BY:  /S/ PAUL E. VINCENT
                                              ----------------------------------
                                              PAUL E. VINCENT, CHIEF FINANCIAL
                                              OFFICER, TREASURER AND SECRETARY

                             Date: December 20, 2002

                                       Skyworks Solutions, Inc. and Subsidiaries


                        POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of Skyworks Solutions, Inc., hereby severally constitute and appoint David J. Aldrich and Paul E. Vincent, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Skyworks Solutions, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2002.

     Signature and Title                           Signature and Title
     -------------------                           -------------------
/s/ DWIGHT W. DECKER                          /s/ DONALD R. BEALL
--------------------------------              -----------------------------
Dwight W. Decker                              Donald R. Beall
Chairman of the Board                         Director


/s/ DAVID J. ALDRICH                          /s/ MOIZ M. BEGUWALA
--------------------------------              -----------------------------
David J. Aldrich                              Moiz M. Beguwala
Chief Executive Officer                       Director
President and Director

/s/ PAUL E. VINCENT                           /s/ TIMOTHY R. FUREY
--------------------------------              -----------------------------
Paul E. Vincent                               Timothy R. Furey
Chief Financial Officer                       Director
Treasurer
Principal Accounting Officer
Secretary                                     /s/ BALAKRISHNAN S. IYER
                                              -----------------------------
                                              Balakrishnan S. Iyer
                                              Director

                                              /s/ THOMAS C. LEONARD
                                              -----------------------------
                                              Thomas C. Leonard
                                              Director

                                              /s/ DAVID J. MCLACHLAN
                                              -----------------------------
                                              David J. McLachlan
                                              Director

                                       Skyworks Solutions, Inc. and Subsidiaries


                                 CERTIFICATIONS

I, David J. Aldrich, President and Chief Executive Officer of Skyworks Solutions, Inc. (the "Company"), certify that:

1.    I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 20, 2002


By: /s/ David J. Aldrich
    ----------------------------------------
David J. Aldrich
President and Chief Executive Officer

                                       Skyworks Solutions, Inc. and Subsidiaries


                                 CERTIFICATIONS

I, Paul E. Vincent, Chief Financial Officer, Treasurer and Secretary of Skyworks Solutions, Inc. (the "Company"), certify that:

1.    I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 20, 2002


By: /s/ Paul E. Vincent
    ----------------------------------------
Paul E. Vincent
Chief Financial Officer, Treasurer and Secretary

                                       Skyworks Solutions, Inc. and Subsidiaries


                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                  CHARGED
                                                                 TO COSTS
                                                   BEGINNING        AND                                           ENDING
   DESCRIPTION                                      BALANCE     EXPENSES (1)       DEDUCTIONS        OTHER(3)     BALANCE
=========================================================================================================================

Year Ended September 30, 2000
Allowance for doubtful accounts .............       $   406       $ 3,538           $  (152)         $ --         $ 3,792
Reserve for sales returns ...................       $ 1,125       $    55           $  (646)         $ --         $   534
Allowance for excess and obsolete inventories       $ 5,967       $ 3,132           $    --          $ --         $ 9,099

Year Ended September 30, 2001
Allowance for doubtful accounts .............       $ 3,792       $  (468)          $  (118)         $ --         $ 3,206
Reserve for sales returns ...................       $   534       $ 4,055           $    --          $ --         $ 4,589
Allowance for excess and obsolete inventories       $ 9,099       $ 2,286(2)        $    --          $ --         $11,385

Year Ended September 30, 2002
Allowance for doubtful accounts .............       $ 3,206       $  (512)          $  (575)         $ (795)      $ 1,324
Reserve for sales returns ...................       $ 4,589       $ 7,616           $(7,199)         $3,510       $ 8,516
Allowance for excess and obsolete inventories       $11,385       $ 6,225           $(3,092)         $6,100       $20,618

      (1) Additions charged to costs and expenses in the allowance for doubtful accounts reflect credit balances recorded in fiscal 2001, resulting from reductions in the allowance account associated with overall collections experience more favorable than previously estimated. Deductions in the allowance for doubtful accounts reflect amounts written off.

      (2) Amount excludes inventory write-downs of $58.7 million charged to cost of goods sold relating to inventory that was written down to a zero cost basis.

      (3) Amounts include Alpha's allowance for doubtful accounts, reserve for sales returns and allowances for excess and absolute inventories balances of $1.2 million, $3.5 million and $6.1 million, respectively, which were assumed on June 25, 2002 in connection with the Merger. In addition, Conexant retained Washington/Mexicali's accounts receivable and allowance for doubtful accounts balances as of June 25, 2002. Washington/Mexicali's allowance for doubtful accounts balance at June 25, 2002 was $2.0 million.

                                 EXHIBIT INDEX

      No.               Description
      ---               -----------
        3.a             Amended and Restated Certificate of Incorporation **

        3.b             Second Amended and Restated By-laws **

        4.c Indenture, dated as of November 12, 2002, by and between the Company and State Street Bank and Trust Company (as
                        Trustee)**

        4.d             Form of 4.75% Convertible Subordinated Note of the
                        Company **

        4.e Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, National Association (as
                        Trustee)**

        4.f             Form of 15% Senior Convertible Note of the Company **

        10.l            Skyworks Solutions, Inc. 1999 Employee Long-Term
                        Incentive Plan, as amended September 25, 2002 **

        10.n            Skyworks Solutions, Inc. Non-Qualified Employee Stock
                        Purchase Plan **

        10.q Newport Beach Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. **

        10.r            Information Technology Service Agreement, dated as of
                        June 25, 2002, by and between the Company and Conexant
                        Systems, Inc. **

        10.v Mexicali Device Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +**

        10.w Newbury Park Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +**

        10.aa           Registration Rights Agreement, dated as of November 12,
                        2002, by and among the Company and Credit Suisse First
                        Boston (as representative for the several purchasers) **

        10.bb           Registration Rights Agreement, dated as of November 12,
                        2002, by and between the Company and Conexant Systems, Inc. **

        10.cc           Skyworks Solutions, Inc. 2002 Employee Stock Purchase
                        Plan **

        11              Statement regarding computation of per share earnings.
                        (See Note 1 to the Consolidated Financial Statements)

        21              Subsidiaries of the Company

        23.a            Consent of KPMG LLP


        23.b            Consent of Deloitte & Touche LLP

        99              Certification pursuant to 18 U.S.C. Section 1350, as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

* Management contract or compensatory plan

** Filed herewith

+ Confidential Treatment requested for certain portions of this Agreement which have been omitted and filed separately with the Securities and Exchange Commission.