Form 10-Q
period 2002-12-27
SKYWORKS SOLUTIONS INC
filed 2003-02-10
CIK 4127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]  Yes   [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT JANUARY 24, 2003
COMMON STOCK, PAR VALUE $.25 PER SHARE                   138,081,195

                                TABLE OF CONTENTS


                                                                                           PAGE
PART 1 FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Consolidated Balance Sheets - December 31, 2002 (Unaudited) and September 30, 2002    3

       Consolidated Statements of Operations - Three Months Ended

             December 31, 2002 and December 31, 2001 (Unaudited) ........................    4

       Consolidated Statements of Cash Flows - Three Months Ended

             December 31, 2002 and December 31, 2001 (Unaudited) ........................    5

       Notes to Interim Consolidated Financial Statements ...............................    6

   Item 2 - Management's Discussion and Analysis of Financial Condition

             and Results of Operations ..................................................   15

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk ..................   34

   Item 4 - Controls and Procedures .....................................................   35

PART 2 OTHER INFORMATION

   Item 1 - Legal Proceedings ...........................................................   36

   Item 2 - Changes in Securities and Use of Proceeds ...................................   36

   Item 6 - Exhibits and Reports on Form 8-K ............................................   37

   Signatures ...........................................................................   39

   Certifications .......................................................................   40

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (Unaudited, in thousands, except per share amounts)


                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                     2002            2002
                                                                                     ----            ----
                                     ASSETS
CURRENT ASSETS:

  Cash and cash equivalents ..................................................   $    94,263    $    53,358
  Receivables, net of allowance for doubtful accounts of $1,662 and $1,324....       109,907         94,425
  Inventories ................................................................        48,263         55,643
  Other current assets .......................................................        15,464         23,970
                                                                                 -----------     ----------
          Total current assets ...............................................       267,897        227,396
 Property, plant and equipment, less accumulated depreciation and amortization
    of  $208,419 and $202,436 ................................................       140,090        143,773
 Property held for sale ......................................................         8,455           --
 Goodwill and intangible assets, less accumulated amortization of $1,802 and
    $915 .....................................................................       940,769        940,686
 Deferred income taxes .......................................................        22,476         22,487
 Other assets ................................................................        21,956         12,570
                                                                                 -----------    -----------
           Total assets ......................................................   $ 1,401,643    $ 1,346,912
                                                                                 ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current maturities of long-term debt .......................................   $       129    $       129
  Accounts payable ...........................................................        45,727         45,350
  Accrued compensation and benefits ..........................................        20,239         17,585
  Other current liabilities ..................................................        37,866         84,563
                                                                                 -----------    -----------
          Total current liabilities ..........................................       103,961        147,627
 Long-term debt, less current maturities .....................................       275,005        180,039
 Long-term liabilities .......................................................         4,340          4,270
                                                                                 -----------    -----------
          Total liabilities ..................................................       383,306        331,936
Commitments and contingencies ...............................................            --             --

STOCKHOLDERS' EQUITY:

 Preferred stock, no par value: 25,000 authorized, no shares issued ..........            --             --
 Common stock, $0.25 par value: 525,000 shares authorized; 138,011 and 137,589
    shares issued and outstanding ............................................        34,503         34,397
 Additional paid-in capital ..................................................     1,153,269      1,150,856
 Accumulated deficit .........................................................      (169,402)      (170,193)
 Deferred compensation, net of accumulated amortization of $104 and $53.......           (33)           (84)
                                                                                 -----------    -----------
          Total stockholders' equity .........................................     1,018,337      1,014,976
                                                                                 -----------    -----------
          Total liabilities and stockholders' equity .........................   $ 1,401,643    $ 1,346,912
                                                                                 ===========    ===========



       See accompanying notes to these consolidated financial statements.

                   SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2002          2001
                                                          ----          ----
Net revenues ........................................   $ 160,194    $  93,760
Cost of goods sold ..................................      95,074       77,806
                                                        ---------    ---------
Gross margin ........................................      65,120       15,954
Operating expenses:
  Research and development ..........................      37,301       32,181
  Selling, general and administrative ...............      20,252       10,636
  Amortization ......................................       1,127        3,937
                                                        ---------    ---------
          Total operating expenses ..................      58,680       46,754
                                                        ---------    ---------
Operating income (loss) .............................       6,440      (30,800)
Other income (expense):
 Interest expense ...................................      (5,734)          --
 Other income, net ..................................         823           52
                                                        ---------    ---------
          Total other income (expense), net .........      (4,911)          52
                                                        ---------    ---------
Income (loss) before income taxes ...................       1,529      (30,748)
Provision for income taxes ..........................         738        3,549
                                                        ---------    ---------
Net income (loss) ...................................   $     791    $ (34,297)
                                                        =========    =========

Net income per common share:

 Basic ..............................................   $    0.01
                                                        =========
 Diluted ............................................   $    0.01
                                                        =========

Weighted average number of common shares outstanding:

 Basic ..............................................     137,896
                                                        =========
 Diluted ............................................     140,109
                                                        =========



       See accompanying notes to these consolidated financial statements.

SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

                                                                                  THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                 2002             2001
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ............................................................  $     791      $ (34,297)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................      9,108         11,863
     Amortization ............................................................      1,127          3,937
     Amortization of deferred financing costs ................................        271             --
    Contribution of common shares to Savings and Retirement Plans ............      1,471             --
     Loss on sale of assets ..................................................         52             60
     Deferred income taxes ...................................................        301             --
  Changes in assets and liabilities:
     Receivables, net ........................................................    (15,482)        (2,811)
     Inventories .............................................................      7,380         (5,647)
     Other assets ............................................................      7,278            106
     Accounts payable ........................................................        377         (1,532)
     Other liabilities .......................................................    (43,727)        12,001
                                                                                ---------      ---------
       Net cash used in operating activities .................................    (31,053)       (16,320)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures .........................................................    (13,932)        (1,571)
                                                                                ---------      ---------
       Net cash used in investing activities .................................    (13,932)        (1,571)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from unsecured notes offering .......................................    230,000             --
Payments on notes payable ....................................................   (135,034)            --
Financing costs ..............................................................     (9,409)            --
Exercise of stock options.....................................................        333             --
Net transfers from Conexant ..................................................         --         20,640
                                                                                ---------      ---------
    Net cash provided by investing activities ................................     85,890         20,640
                                                                                ---------      ---------

Net increase in cash and cash equivalents ....................................     40,905          2,749
Cash and cash equivalents at beginning of period .............................     53,358          1,998
                                                                                ---------      ---------
Cash and cash equivalents at end of period ...................................  $  94,263      $   4,747
                                                                                =========      =========

Supplemental cash flow disclosures:

Taxes paid ...................................................................  $     767      $      --
                                                                                =========      =========
Interest paid ................................................................  $   7,424      $      --
                                                                                =========      =========

Non-cash financing activities:
Conexant debt refinancing ....................................................  $  45,000      $      --
                                                                                =========      =========

       See accompanying notes to these consolidated financial statements.

SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

On June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among Alpha Industries, Inc. ("Alpha"), Conexant Systems, Inc. ("Conexant") and Washington Sub, Inc. ("Washington"), a wholly owned subsidiary of Conexant to which Conexant spun off its wireless communications business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, Washington merged with and into Alpha with Alpha as the surviving entity (the "Merger"). Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc. (the "Company" or "Skyworks").

Immediately following completion of the Merger, the Company purchased Conexant's semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations ("Mexicali Operations") for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. For purposes of these financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

The Company is a leading wireless semiconductor company focused on providing front-end modules, radio frequency ("RF") subsystems, semiconductor components and complete system solutions to wireless handset and infrastructure customers worldwide. The Company offers a comprehensive family of components and RF subsystems, and also provides complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the quarter ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC. Prior-year financial statements have been reclassified to conform to the fiscal 2003 presentations.

The Merger has been accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the accompanying consolidated financial statements include the assets, liabilities, operating results and cash flows of Washington/Mexicali for all periods prior to the Merger, and the results of operations of Skyworks, the combined company, for all periods subsequent to the Merger. Since the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The financial statements prior to the Merger were prepared using Conexant's historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the periods presented.

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

Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements for the periods prior to June 25, 2002 of Washington/Mexicali did not include an allocation of Conexant's debt or the related interest expense. Therefore, the financial statements do not necessarily reflect the financial position and results of operations of Washington/Mexicali had it been an independent company as of the dates, and for the periods, presented.

The financial statements for the periods prior to the Merger also include allocations of certain Conexant operating expenses for research and development, legal, accounting, treasury, human resources, real estate, information systems, distribution, customer service, sales, marketing, engineering and other corporate services provided by Conexant, including executive salaries and other costs. The operating expense allocations have been determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, Washington/Mexicali. Management believes that the expenses allocated to Washington/Mexicali are representative of the operating expenses that would have been incurred had Washington/Mexicali operated as an independent company.

Since the date of the Merger, the Company has been performing these functions using its own resources or purchased services, including services obtained from Conexant pursuant to a transition services agreement, most of which expired on December 31, 2002.

FISCAL PERIODS -- The Company's fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended December 31, 2002, September 30, 2002 and December 31, 2001 relate to the actual fiscal 2003 first quarter ended December 27, 2002, the actual fiscal year ended September 27, 2002 and the actual fiscal 2002 first quarter ended December 28, 2001, respectively.

PROPERTY HELD FOR SALE -- Property held for sale at December 31, 2002 is related to the relocation of certain operations to other facilities and is recorded at fair value less estimated selling costs. The Company continues to actively market the property.

DEFERRED FINANCING COSTS - Costs of refinancing are capitalized as an asset on the Company's balance sheet and amortized on a straight-line basis over the life of the financing.

GOODWILL AND INTANGIBLE ASSETS - The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The goodwill impairment test is a two-step process. The first step of the impairment analysis, which must be completed by March 31, 2003, compares the Company's fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the

Company's fair value is determined to be less than its net book value, the second step of the impairment analysis must be performed to measure the amount of the impairment charge, if any. As part of the first step, the Company has determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The Company may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at December 31, 2002.

PROVISION FOR INCOME TAXES - As a result of the Company's history of operating losses and the expectation of future operating results, the Company determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with its Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of December 31, 2002, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. Because our foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the quarter ended December 31, 2002 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.



2.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires the use of the purchase method of accounting and eliminates the use of the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company has adopted the provisions of SFAS No.
141. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized into results of operations, but instead will be evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company has adopted SFAS No. 142, and is required to perform a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis, which must be completed by March 31, 2003, compares the Company's fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the Company's fair value is determined to be less than its net book value, the second step of the impairment analysis must be performed to measure the amount of the impairment charge, if any. As part of the first step, the Company has determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The Company may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at December 31, 2002.


INTANGIBLE ASSETS (IN THOUSANDS)

                                        DECEMBER 31, 2002                  SEPTEMBER 30, 2002
                                  CARRYING        ACCUMULATED       CARRYING          ACCUMULATED
                                   AMOUNT        AMORTIZATION        AMOUNT          AMORTIZATION


Amortized Intangible
 Assets:
  Developed Technology            $21,260         $(1,134)           $21,260           $(576)
  Customer Relationships           12,700            (645)            12,700            (328)
  Other                               122             (23)               122             (11)
                                  -------         -------            -------           -----
                                  $34,082         $(1,082)           $34,082           $(915)

Unamortized Intangible
 Assets:
  Trademarks                      $ 3,270                            $ 2,300

Aggregate Amortization
 Expense:
  For the Quarter Ended
  December 31, 2002               $   887
               2001               $   340

Estimated Amortization
 Expense:
  For the Years Ended
  September 30, 2003              $ 3,545
                2004              $ 3,511
                2005              $ 3,379
                2006              $ 3,370
                2007              $ 3,370
                2008              $ 3,370


In accordance with SFAS No. 142, the following table provides net income and related per-share amounts for the quarters ended December 31, 2002 and 2001, as reported and adjusted as if the Company had ceased amortizing goodwill effective October 1, 2001.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       THREE MONTHS ENDED
                                            DECEMBER 31,     DECEMBER 31,
                                              2002           2001
                                            ----------     --------
Reported net income .. ...................  $      791     $(34,297)
Goodwill amortization ....................          --        3,597
                                            ----------     --------
Adjusted net income .. ...................  $      791     $(30,700)
                                            ==========     ========

Per share information:

Basic:
Reported net income .. ...................  $     0.01
                                            ==========
Goodwill amortization ....................          --
Adjusted net income .. ...................  $     0.01
                                            ==========

Diluted:
Reported net income .. ...................  $     0.01
                                            ==========
Goodwill amortization ....................          --
Adjusted net income .. ...................  $     0.01
                                            ==========

Amortization expense for the quarter ended December 31, 2001 represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali's acquisition of the Philsar Bluetooth business in fiscal 2000. The Company wrote off all goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business in the third quarter of fiscal 2002.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The Company has adopted the provisions of SFAS No. 143 and its adoption did not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company has adopted SFAS No. 144 and its adoption did not have a material impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement No.'s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishments of Debt," SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted SFAS No. 145 and its adoption did not have a material impact on our financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS No. 146 and its adoption did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of SFAS No. 148 to have a material impact on the Company's financial position or results of operation.

3.  SUPPLEMENTAL FINANCIAL STATEMENT DATA

    Inventories consist of the following (in thousands):

                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                        2002              2002
                                                                      ---------        ---------
    Raw materials...................................................  $  10,343        $  14,182
    Work-in-process.................................................     34,860           40,162
    Finished goods..................................................      3,060            1,299
                                                                      ---------        ---------
                                                                      $  48,263        $  55,643
                                                                      =========        =========

    Goodwill and intangible assets consist of the following (in thousands):

                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                        2002              2002
                                                                     ---------        ---------
    Goodwill.................................................        $ 905,219        $ 905,219
    Developed technology.....................................           21,260           21,260
    Customer relationships...................................           12,700           12,700
    Trademark................................................            3,270            2,300
    Other....................................................              122              122
                                                                     ---------        ---------
                                                                       942,571          941,601
    Accumulated depreciation and amortization................           (1,802)            (915)
                                                                     ---------        ---------
                                                                     $ 940,769        $ 940,686
                                                                     =========        =========

    Other long-term assets consist of the following (in thousands):

                                                                      DECEMBER 31,     SEPTEMBER 30,
                                                                        2002              2002
                                                                      ---------      ----------
    Deferred financing costs......................................    $   9,138      $       --
    Other...........................................................     12,818          12,570
                                                                      ---------      ----------
                                                                      $  21,956      $   12,570
                                                                      =========      ==========

    Other current liabilities consisted of the following (in thousands):

                                                   DECEMBER 31,      SEPTEMBER 30,
                                                      2002                2002
                                                     -------             -------
Accrued merger expenses ........................     $ 7,164             $42,764
Product warranty reserve .......................      11,891              13,372
Restructuring charges and exit costs ...........       6,239               7,436
Jazz Semiconductor, Inc. take or pay obligations        --                 4,805
Other ..........................................      12,572              16,186
                                                     -------             -------
                                                     $37,866             $84,563
                                                     =======             =======

    Long-term debt consisted of the following (in thousands):

                                      DECEMBER 31,     SEPTEMBER 30,
                                        2002             2002
Junior notes ......................     $230,000     $      --
Senior notes ......................       45,000            --
Conexant Mexicali note ............           --       150,000
Conexant revolving credit line used           --        30,000
CDBG Grant ........................          134           168
                                        --------      --------
                                         275,134       180,168
Less - current maturities .........          129           129
                                        --------      --------
                                        $275,005      $180,039
                                        ========      ========

Junior notes represent the Company's 4.75 percent convertible subordinated notes due 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company will pay interest in cash semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2003.

Senior notes represent the Company's 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company's debt refinancing with Conexant completed on November 13, 2002. These Senior notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the Senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If Conexant converted these Senior notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of the Company's stock, the Company would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), the Company will pay the principal amount of the Senior notes by issuing a number of shares of common stock equal to the principal amount of the Senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The Company may redeem the Senior notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior notes to be redeemed, plus accrued and unpaid interest. Holders may require the Company to repurchase the Senior notes upon a change in control of the Company. The Company pays interest in cash on the Senior notes on the last business day of each March, June, September and December of each year, beginning December 31, 2002. Interest on the Senior notes is not deductible for tax purposes because of the conversion feature.

The Company has a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant ("CDBG") program. Quarterly payments are due through December 2003 and represent principal plus interest at 5 percent of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows (in thousands):

FISCAL YEAR

2003 .......  $     95
2004 .......        39
2005 .......    45,000
2006 .......       --
2007 .......   230,000
              --------
              $275,134
              ========

4. RESTRUCTURING CHARGE

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

Activity and liability balances related to the fiscal 2002 restructuring actions are as follows (in thousands):

                                                  Fiscal 2002      Fiscal 2002
                                                   workforce    facility closings
                                                  reductions        and other          Total
                                                 ---------      ---------------    ---------
Charged to costs and expenses.................       2,923               97            3,020
Cash payments.................................      (2,225)             (13)          (2,238)
                                                 ---------      ---------------    ---------
Restructuring balance, September 30, 2002.....         698               84              782
Cash payments.................................        (276)             ---             (276)
                                                 ---------      ---------------    ---------
Restructuring balance, December 31, 2002......   $     422      $            84    $     506
                                                 =========      ===============    =========

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. At December 31, 2002 this balance was $5.7 million and substantially all amounts accrued are expected to be paid within one year.

5. SEGMENT INFORMATION

The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

6.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                           THREE MONTH
                                                           PERIOD ENDED
                                                           DECEMBER 31,
                                                               2002
                                                          -----------
  Net income..........................................    $       791
                                                          ===========
  Weighted average shares outstanding - basic.........        137,896

  Effect of dilutive stock options....................          2,213
                                                          -----------
  Weighted average shares outstanding - diluted.......        140,109
                                                          ===========
  Net income per share - basic........................    $      0.01
                                                          ===========
  Net income per share - diluted......................    $      0.01
                                                          ===========

For the three-month period ended December 31, 2002, debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 28.0 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of diluted net income per share because their effect would have been antidilutive.

7.  COMMITMENTS

The Company has various operating leases primarily for computer equipment and buildings. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

     FISCAL YEAR

     2003  .........................$    4,968
     2004  ..............................6,799
     2005  ..............................5,624
     2006  ..............................4,755
     2007  ..............................4,457
     Thereafter.........................11,653
                                      ----------
                                    $   38,256
                                      ==========

Under supply agreements entered into with Conexant in connection with the Merger, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor's Newport Beach, California foundry, and we provide wafer fabrication, wafer probe, final test and other services to Conexant at our Newbury Park facility, in each case, for a three-year period after the Merger. We also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

Pursuant to the terms of one of our supply agreements with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. During the term of this supply agreement with Conexant, our unit cost of goods supplied by Jazz Semiconductor Inc.'s Newport Beach foundry will continue to be affected by the level of utilization of the wafer fabrication facility and other factors outside our control. The Company's expected minimum purchase obligations under the supply agreement will be approximately $45 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively. At September

27, 2002, the Company estimated its obligation under this agreement would result in excess costs of approximately $4.8 million, which was recorded as a liability and charged to cost of sales in fiscal 2002. During the first quarter of fiscal 2003, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under the supply agreement with Conexant.

8.  CONTINGENCIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company including those pertaining to product liability, intellectual property, environmental, safety and health, and employment and contractual matters. Management believes these are adequately provided for or will result in no significant additional liability to the Company. In addition, in connection with the Merger, the Company has assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries in respect of the operations of Conexant's wireless business. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could materially and adversely affect the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted, and taking into account any reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

The semiconductor industry is characterized by vigorous pursuit and protection of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trade secret, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology.

The Company has settled an outstanding complaint with Skyworks Technologies, Inc., which included a release of all pending claims and an arrangement for mutual coexistence using the name Skyworks. The complaint alleged trademark infringement, false designation of origin, unfair competition, and false advertising by the Company. The settlement did not have a material impact on the Company's financial position or results of operations.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Skyworks Solutions, Inc. is a leading wireless semiconductor company focused on providing front-end modules, radio frequency ("RF") subsystems and complete system solutions to wireless handset and infrastructure customers worldwide. We offer a comprehensive family of components and RF subsystems, and also provide complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services. Skyworks began operations as a combined company on June 25, 2002, following the completion of the merger (the "Merger") between Alpha Industries, Inc. ("Alpha") and the wireless business of Conexant Systems, Inc. ("Conexant"). Immediately following the Merger, the Company purchased Conexant's semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the "Mexicali Operations") for $150 million. References to the Washington business refer to the wireless communications business spun off by Conexant and merged with Alpha in the Merger. The Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Accordingly, the historical financial statements of Washington/Mexicali became the historical financial statements of the Company after the Merger. Therefore, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Washington/Mexicali for all periods prior to the Merger, and the results of operations of Skyworks, the combined company, for all periods subsequent to the Merger. References to the "Company" refer to Washington/Mexicali for all periods prior to June 25, 2002 and to the combined company following the Merger. Because the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The Company's fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended December 31, 2002, September 30, 2002 and December 31, 2001 relate to the actual fiscal 2003 first quarter ended December 27, 2002, the actual fiscal year ended September 27, 2002 and the actual fiscal 2002 first quarter ended December 28, 2001, respectively.

We have entered into various agreements with Conexant providing for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We have also entered into agreements with Conexant providing for the supply to us of transition services by Conexant and silicon-based wafer fabrication, wafer probe and certain other services by Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility. We also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

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

CRITICAL ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the quarter ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC.

The financial statements prior to the Merger were prepared using Conexant's historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein and in the Company's consolidated financial statements reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the historical periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to allowances for doubtful accounts, inventories, long-lived assets, income taxes, warranties, restructuring costs and other contingencies. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition -- Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. The Company reduces revenue to the extent of its estimate for distributor claims of price protection and/or right of return on unsold product. A reserve for sales returns and allowances for non-distributor customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

Inventories --We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those excess inventories. We sell our products to communications equipment OEMs that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier's components into a cellular handset, substituting another supplier's components requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Impairment of long-lived assets -- Long-lived assets, including fixed assets and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Deferred income taxes -- We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. Reduction of a portion of the valuation allowance may be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $24 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carryforward period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three months ended December 31, 2002 and 2001:

                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                 2002           2001
                                                ------         ------
Net revenues...........................           100.0%         100.0%
Cost of goods sold.....................            59.3           83.0
                                                    ---           -----
Gross margin...........................            40.7           17.0
Operating expenses:
  Research and development.............            23.3           34.3
  Selling, general and administrative..            12.6           11.3
  Amortization ........................             0.7            4.2
                                                    ---           -----
     Total operating expenses..........            36.6           49.8
                                                    ---           -----
Operating income (loss)................             4.0          (32.8)
Interest expense.......................            (3.6)
Other income (expense), net............             0.5              --
                                                    ---           -----
Loss before income taxes...............             1.0           (32.8)
Provision for income taxes.............             0.5             3.8
                                                    ---           -----
Net income (loss)......................             0.5%          (36.6)%
                                                    ===           =====

GENERAL

The Company's results of operations for the quarter ended December 31, 2001 are representative of Washington/Mexicali's business only and do not include the historical financial results of Alpha because the Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree.

Revenues for the quarter ended December 31, 2002 reflect renewed demand for our wireless product portfolio. The increased demand is partially due to a reduction in the level of excess channel inventories that had adversely affected the digital cellular handset markets during the previous year. During fiscal 2002, the Company consolidated facilities, reduced its work force and continued to implement cost saving initiatives. These initiatives, in addition to increased revenues and improved utilization of our manufacturing facilities, contributed to an improvement in operating results for the quarter ended December 31, 2002. Cost of goods sold for the quarter ended December 31, 2002 was favorably affected by a $4.8 million reduction in the Company's estimated losses in connection with certain wafer fabrication commitments made under a supply agreement with Conexant whereby we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor, Inc. As of December 31, 2002, the Company expects to meet all minimum purchase obligations under this three-year agreement.

NET REVENUES

                               THREE MONTHS ENDED DECEMBER  31,
                                  2002      CHANGE         2001
                                  ----      ------         ----
(in thousands)
Net revenues                   $160,194      70.9%     $ 93,760


Net revenues increased for the quarter ended December 31, 2002 when compared to the same period in 2001 primarily as the result of renewed demand for our wireless product portfolio, market share growth and the exclusion of Alpha's revenues for periods prior to the Merger. More specifically, increased sales of GSM products, including power amplifier modules and complete cellular systems and increased demand for our power amplifier modules for

CDMA and TDMA applications from a number of our key customers contributed to higher net revenues for the quarter ended December 31, 2002. Since the Merger, the Company has also successfully expanded its customer base and geographical market presence resulting in higher revenues for the quarter ended December 31, 2002.

Revenues from wafer fabrication and semiconductor assembly and test services provided to Conexant represented 9.6% and 5.7% of total revenues for the quarters ended December 31, 2002 and 2001, respectively. The increase in 2002 when compared to the prior year is primarily attributable to renewed demand affecting most of the communications electronics end-markets for Conexant's products. The Company does not expect this trend to continue.

GROSS MARGIN

                                             THREE MONTHS ENDED DECEMBER  31,
                                            2002       CHANGE          2001
                                            ----       ------          ----
(in thousands)
Gross margin:                              $ 65,120      308.2%     $ 15,954
% of net revenues                              40.7%                    17.0%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods sold for the quarter ended December 31, 2001 also includes allocations from Conexant of manufacturing cost variances, process engineering and other manufacturing costs, which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin for the quarter ended December 31, 2002 compared to the same period in 2001 reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of the Newbury Park wafer fabrication assets in the third quarter of fiscal 2001 and the Mexicali facility assets in the third quarter of 2002. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin.

Gross margin for the quarter ended December 31, 2002 was also favorably affected by $4.8 million when the Company reevaluated its obligation under a wafer fabrication supply agreement with Conexant and reduced its liability and cost of sales. Pursuant to the terms of this agreement with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc. As of December 31, 2002, the Company expects to meet all of its purchase obligations under this three-year agreement. During the term of this agreement with Conexant, our unit cost of goods supplied by Jazz Semiconductor Inc.'s Newport Beach foundry will continue to be affected by the level of utilization of the Newport Beach foundry joint venture's wafer fabrication facility and other factors outside our control. In addition, our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

At September 27, 2002 the Company continued to hold approximately $5.4 million of inventories which were written down to a zero cost basis in fiscal 2001. The inventory write-downs recorded in fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our radio frequency components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter. During the first quarter of fiscal 2003, gross margin benefited by approximately $2.7 million as a result of the sale of inventories having a historical cost of $2.7 million that were written down to a zero cost basis during fiscal year 2001. In addition, approximately $1.0 million of inventories that were carried at zero cost basis were scrapped. As of December 31, 2002, we continued to hold inventories with an original cost of approximately $1.7 million, which were written down to a zero cost basis in fiscal 2001. We currently intend to hold these remaining inventories and will sell these inventories if we experience renewed demand for these products. While there can be no assurance that we will be able to do so, if we are able to sell a portion of the inventories that are carried at zero cost basis, our gross margins will be favorably affected. To the extent that we do not experience renewed demand for the remaining inventories, they will be scrapped as they become obsolete.

RESEARCH AND DEVELOPMENT

                                       THREE MONTHS ENDED DECEMBER 31,
                                       2002         CHANGE         2001
                                       ----         ------         ----
(in thousands)
Research and development             $ 37,301       15.9%       $ 32,181
% of net revenues                        23.3%                      34.3%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Research and development expenses for the quarter ended December 31, 2001 also include allocated costs for shared research and development services provided by Conexant, principally in the areas of advanced semiconductor process development, design automation and advanced package development, for the benefit of several of Conexant's businesses.

The increase in research and development expenses for the quarter ended December 31, 2002 represents our commitment to design new products and processes and address new opportunities to meet our customers' demands. We have expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets. The increase in research and development expenses for the quarter ended December 31, 2002 when compared to the corresponding period in the previous year is also related to the Company's research and development expenses for the quarter ended December 31, 2002 representing the combined Company after the Merger whereas these expenses for the same period in 2001 are only representative of Washington/Mexicali.

SELLING, GENERAL AND ADMINISTRATIVE

                                          THREE MONTHS ENDED DECEMBER 31,
                                             2002      CHANGE        2001
                                             ----      ------        ----
(in thousands)
Selling, general and administrative       $ 20,252     90.4%      $ 10,636
% of net revenues                             12.6%                   11.3%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, real estate, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from Conexant for the quarter ended December 31, 2001 for a variety of these shared functions.

The increase in selling, general and administrative expenses for the quarter ended December 31, 2002 when compared to the corresponding period in the previous year is primarily related to the Company's selling, general and administrative expenses for the quarter ended December 31, 2002 representing the combined Company after the Merger whereas these expenses for the same period in 2001 are only representative of Washington/Mexicali. The increase in selling, general and administrative expenses for the quarter ended December 31, 2002 was partially offset by expense reduction and restructuring actions initiated during fiscal 2002.

AMORTIZATION

                                      THREE MONTHS ENDED DECEMBER 31,
                                         2002       CHANGE         2001
                                         ----       ------         ----
(in thousands)
Amortization                            $1,127      (71.4)%     $ 3,937
% of net revenues                          0.7%                     4.2%

Amortization expense for the quarter ended December 31, 2002 primarily represents the amortization of technology and customer relationships acquired in the Merger. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the quarter ended December 31, 2001 primarily represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali's acquisition of the Philsar Bluetooth business in fiscal 2000. The Company wrote off all goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business in the third quarter of fiscal 2002.

We have adopted SFAS No. 142, and are required to perform a transitional impairment test for goodwill upon adoption. The goodwill impairment test is a two-step process. The first step of the impairment analysis, which must be completed by March 31, 2003, compares the Company's fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the Company's fair value is determined to be less than its net book value, the second step of the impairment analysis must be performed to measure the amount of the impairment charge, if any. As part of the first step, the Company has determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The Company may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at December 31, 2002.

INTEREST EXPENSE

Interest expense for the quarter ended December 31, 2002 is primarily related to a combination of the $150 million note with Conexant for the Mexicali facility purchase, borrowings under the Company's revolving credit facility with Conexant and the subsequent debt refinancing with Conexant, whereby the Company issued an aggregate of $275 million of notes to repay most of its obligations to Conexant in addition to providing funds for working capital needs. At December 31, 2002 our long-term debt consists of $230 million of 4.75 percent unsecured convertible notes due November 2007, $45 million of 15% unsecured convertible notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant ("CDBG") program due December 2003 at an interest rate of 5%. Our short-term debt on December 31, 2002 consists of the current portion of the loan under the CDBG program.

OTHER INCOME, NET

Other income, net is comprised primarily of interest income on invested cash balances, gains and losses on the sale of assets, foreign exchange gains and losses and other non-operating income and expense items.

PROVISION FOR INCOME TAXES

The net operating loss carryforwards and other tax benefits relating to the historical operations of Washington were retained by Conexant in the spin-off transaction, and will not be available to be utilized in our future separate tax returns. As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses.

As of December 31, 2002, we have established a valuation allowance against all of our net U.S. deferred tax assets. Because our foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the quarter ended December 31, 2002 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the quarter ended December 31, 2002 and the corresponding period in 2001 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2002 and September 30, 2002 totaled $94.3 million and $53.4 million, respectively. Working capital at December 31, 2002 was approximately $163.9 million compared to $79.8 million at September 30, 2002. Annualized inventory turns were approximately 8.3 for the first quarter of fiscal 2003 compared to 6.9 for the fourth quarter of fiscal 2002. Additionally, days sales outstanding included in accounts receivable were approximately 62 days for the first quarter of fiscal 2003 compared to approximately 57 days for the fourth quarter of fiscal 2002.

Cash used in operating activities was $31.0 million for the first quarter of fiscal 2003, reflecting net income of $0.8 million, offset by non-cash charges, primarily depreciation, amortization, and contribution of common shares to Savings and Retirement Plans, of $12.3 million and a net decrease in the components of working capital of approximately $44.2 million, including $35.6 million of nonrecurring merger related expense payments. Net income for first quarter of fiscal 2003 benefited from increased revenues and improved utilization of our manufacturing facilities. In addition, the consolidation of facilities and implementation of cost saving initiatives during fiscal 2002 favorably affected net income for the quarter ended December 31, 2002.

Cash used in investing activities for the first quarter of fiscal 2003 consisted of capital expenditures of $13.9 million. The capital expenditures for the first quarter of fiscal 2003 represents our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers' demands. A focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.

Cash provided by financing activities for the first quarter of fiscal 2003 principally consisted of the net impact of the Company's private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million note to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15 percent convertible debt securities with a maturity date of June 30, 2005. These notes can be converted into the Company's common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company's common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the note is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Following is a summary of consolidated debt, purchase obligations and lease obligations at December 31, 2002 (in thousands):

   OBLIGATION                                                TOTAL         1-3 YEARS      4-5 YEARS      THEREAFTER
                                                          -----------     -----------    -----------    -----------
   Debt                                                   $   275,134     $    45,134    $   230,000    $        --

   Purchase obligations                                        96,576          96,576             --             --

   Operating leases                                            38,256          17,391          9,212         11,653
                                                          -----------     -----------    -----------    -----------

                                                          $   409,966     $   159,101    $   239,212    $    11,653
                                                          ===========     ===========    ===========    ===========

Based on the Company's results of operations for the first quarter of fiscal 2003 and current trends, and after giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007 and our debt refinancing with Conexant, the Company expects our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other cash requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

CERTAIN BUSINESS RISKS

WE HAVE RECENTLY INCURRED SUBSTANTIAL OPERATING LOSSES AND ANTICIPATE FUTURE LOSSES.

Our operating results have been adversely affected by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we incurred substantial operating losses during fiscal 2002. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in our revenue mix and other factors will continue to adversely affect our operating results in the near term. In order to become profitable, we must achieve substantial revenue growth and we will face an environment of uncertain demand in the markets for our products. We cannot assure you as to whether or when we will become profitable or whether we will be able to sustain such profitability, if achieved.

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

OUR RELIANCE ON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR SALES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE RESULTS OF OUR OPERATIONS.

A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to Samsung Electronics Co. and to Motorola, Inc. represented approximately 38% and 12%, respectively, of net revenues from customers other Conexant during fiscal 2002 on a historical basis (such sales representing Washington/Mexicali sales for the full fiscal year, and including sales of Skyworks, the combined company, for the post-merger period from June 26, 2002 through the end of the fiscal year). Our future operating results will depend on the success of these customers and other customers and our success in selling products to them.

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

OUR MANUFACTURING PROCESSES ARE EXTREMELY COMPLEX AND SPECIALIZED.

Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer not to function.

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

We also utilize subcontractors to package, assemble and test a portion of our products. Because we rely on others to package, assemble or test our products, we are subject to many of the same risks as are described above with respect to foundries.

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

Under a supply agreement entered into with Conexant in connection with the Merger, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group. Pursuant to our supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $45 million, $39 million and $13 million in fiscal 2003, 2004 and 2005, respectively.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, we are in discussions with a third party who claims we are infringing certain of its intellectual property rights. The third party has filed a complaint in this matter but has not yet served Skyworks with the complaint. Although we believe that these claims are without merit, we are in discussions with this party to avoid litigation. The third party has indicated its willingness to resolve these claims without litigation. If this third party were to proceed with litigation, we are prepared to vigorously defend against these claims. Moreover, we believe that the patent infringement claims that were asserted would impact only a limited number of our RF IC product line which presently accounts for less than 5% of our annualized revenues.

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

WE MAY BE RESPONSIBLE FOR PAYMENT OF A SUBSTANTIAL AMOUNT OF U.S. FEDERAL INCOME AND OTHER TAXES UPON CERTAIN EVENTS.

In connection with Conexant's spin-off of its wireless business prior to the Merger, Conexant sought and received a ruling from the Internal Revenue Service to the effect that certain transactions related to and including the spin-off qualified as a reorganization and as tax-free for U.S. federal income tax purposes. While the tax ruling generally is binding on the Internal Revenue Service, the continuing validity of the ruling is subject to certain factual representations and assumptions. In connection with the Merger we entered into a tax allocation agreement with Conexant that generally provides, among other things, that we will be responsible for certain taxes imposed on various persons (including Conexant) as a result of either:

         - the failure of certain spin-off transactions to qualify as a reorganization for U.S. federal income tax purposes, or

         - the failure of certain spin-off transactions to qualify as tax-free to Conexant for certain U.S. federal income tax purposes,

if such failure is attributable to certain actions or transactions by or in respect of Skyworks (including our subsidiaries) or our stockholders, such as the acquisition of stock of Skyworks by a third party at a time and in a manner that would cause such failure. In addition, the tax allocation agreement provides that we will be responsible for various other tax obligations and for compliance with various representations, statements, and conditions made in the course of obtaining the tax ruling referenced above and in connection with the tax allocation agreement. Our obligations under the tax allocation agreement have been limited by a letter agreement dated November 6, 2002 entered into in connection with our debt refinancing with Conexant. Nevertheless, if we do not carefully monitor our compliance with the requirements imposed as a result of the spin-off and related transactions and our responsibilities under the tax allocation agreement, we might inadvertently trigger an obligation to indemnify certain persons

(including Conexant) pursuant to the tax allocation agreement or other obligations under such agreement. In addition, our indemnity obligations could discourage or prevent a third party from making a proposal to acquire Skyworks.

If we were required to pay any of the taxes described above, the payment could be very substantial and have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, it is expected that the interest payments we are required to make on our $45 million principal amount of 15 percent convertible subordinated notes due June 30, 2005 issued to Conexant will not be deductible for tax purposes. Our inability to offset our interest expense from these notes against other income may increase our tax liability currently and in future years.

Further, the terms of the 15% convertible senior subordinated notes due 2005 require us to pay the principal due at the maturity date or upon certain acceleration events in a number of shares of our common stock equal to the principal due at such time divided by the applicable conversion price on such date. If the fair market value of our common stock on such date is less than the applicable conversion price, we may recognize cancellation of indebtedness income for tax purposes equal to the excess of the principal amount of these notes due at such time over the fair market value of the common stock issued by us to satisfy our obligations under these notes.

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

         - a requirement that the affirmative vote of at least 66 2/3 percent of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws;

         - a requirement that the affirmative vote of at least 80 percent of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors, the classified board or the right to act by written consent;

         - a requirement that the affirmative vote of at least 80 percent of our shares be obtained for business combinations unless approved by a majority of the members of the board of directors and, in the event that the other party to the business combination is the beneficial owner of 5 percent or more of our shares, a majority of the members of board of directors in office prior to the time such other party became the beneficial owner of 5 percent or more of our shares;

         -        a fair price provision; and

         - a requirement that the affirmative vote of at least 90 percent of our shares be obtained to amend or repeal the fair price provision.

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

WE HAVE ADOPTED NEW ACCOUNTING POLICIES THAT COULD NEGATIVELY IMPACT OUR EARNINGS FOR FISCAL 2003.

We have adopted SFAS No. 142 "Goodwill and Other Intangible Assets." This policy requires us to evaluate the goodwill and intangible assets that we report on our balance sheet for potential impairment using a fair value method. The goodwill impairment test is a two-step process. The Company expects to complete first step of the transitional impairment test on or prior to March 31, 2003 and, if necessary, the second step of the transitional impairment test on or prior to the end of fiscal 2003. The Company may be required to record a substantial transitional impairment charge as a result of adopting SFAS No. 142. The carrying value of goodwill and intangible assets, subject to the transitional impairment test, is approximately $907.5 million at December 31, 2002.

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

OUR DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW.

For so long as our $230 million aggregate principal amount of 4.75 percent convertible subordinated notes remain outstanding, we will have debt service obligations on such notes of approximately $10,925,000 per year in interest payments. In addition, we will have debt service obligations on our $45 million principal amount of 15 percent convertible senior subordinated notes due June 30, 2005 issued to Conexant of approximately $6,750,000 per year. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2002, the carrying value of our cash and cash equivalents approximates fair value.

The Company has issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the quarter ended December 31, 2002 the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007, $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant ("CDBG") program due December 2003 at an interest rate of 5 percent. Our short-term debt on December 31, 2002 consists of the current portion of the loan under the CDBG program. We do not believe that we have significant cash flow exposure on our short-term or long-term debt.

ITEM 4 CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)      Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company has settled an outstanding complaint with Skyworks Technologies, Inc., which included a release of all pending claims and an arrangement for mutual coexistence using the name Skyworks. The complaint alleged trademark infringement, false designation of origin, unfair competition, and false advertising by the Company. The settlement did not have a material effect on our financial position or results of operations.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 12, 2002, the Company sold $230 million aggregate principal amount of its 4.75 percent convertible subordinated notes due November 15, 2007 (the "Junior Notes") in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") at a purchase price equal to 100 percent of the principal amount at maturity of the notes, resulting in net proceeds to the Company of approximately $222.6 million. The initial purchasers, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., purchased the Junior Notes at 97 percent of the issue price and resold them in private resale transactions to qualified institutional buyers pursuant to Rule 144A of the Exchange Act of 1934, as amended. The Junior Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $9.0505 per share which is equal to 110.4911 shares per $1,000 principal amount of notes, subject to adjustment. The Junior Notes are subordinated to our existing and future senior indebtedness (including the Senior Notes discussed below). We may redeem the Junior Notes at any time after November 20, 2005. The redemption price of the Junior Notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior Notes upon a change in control of the Company.

The net proceeds from the offering of Junior Notes were principally used to retire $105 million of a $150 million note issued to Conexant for the purchase of the Mexicali Operations and to prepay $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant, dissolving the loan facility. In connection with the prepayment of $105 million of the $150 million note relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on this note was exchanged, in a private placement to Conexant pursuant to Section 3(a)(9) and/or 4(2) of the Securities Act, for an equal principal amount of new 15 percent Interim Convertible Notes due June 30, 2005 (the "Interim Notes") with a maturity date of June 30, 2005. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

On November 25, 2002, the Company issued $45 million aggregate principal amount of 15 percent Convertible Senior Subordinated Notes due June 30, 2005 (the "Senior Notes") to Conexant, in a private placement pursuant to Section 3(a)(9) and/or 4(2) of the Securities Act, in exchange for an equal principal amount of Interim Notes which were issued to Conexant in November 2002. The Senior Notes mature on June 30, 2005, unless earlier converted or redeemed. At maturity (including upon certain acceleration events), we will pay the principal amount of the Senior Notes by issuing a number of shares of common stock equal to the principal amount of the Senior Notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The Senior Notes are convertible at the option of the holder into shares of our common stock, at the applicable conversion price as of the related conversion date, at any time prior to maturity at an initial conversion price of $7.87 per share, subject to adjustment for certain anti-dilution events and as follows: in the event that the market price of our common stock is below the conversion price for a specified period, the Senior Notes are convertible into that number of shares of our common stock that is equal to the principal amount of the Senior Notes being converted divided by the market price of our common stock, provided that in no event will the number of shares issued exceed 125 percent of the number of shares that the holders would have received at the initial conversion price. We may redeem the Senior Notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior Notes to be redeemed, plus accrued and unpaid interest. Holders of the Senior Notes may require us to repurchase the Senior Notes upon a change in control. The Company did not receive any separate cash proceeds from the issuance of the Senior Notes.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

NUMBER       DESCRIPTION
------       -----------

4.a          Indenture, dated as of November 12, 2002, by and between the Company and State Street Bank and Trust Company (as Trustee) (1)

4.b          Form of 4.75% Convertible Subordinated Note of the Company (1)

4.c          Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank,
             National Association (as Trustee) (1)

4.d          Form of 15% Senior Convertible Note of the Company (1)

4.e          First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions,
             Inc. and Wachovia Bank, National Association (as Trustee) (2)

10.a         First Amendment of Financing Agreement, dated as of November 6, 2002, by and among the
             Company, certain of its subsidiaries and Conexant Systems, Inc. (3)

10.b         Letter Agreement, dated as of November 6, 2002, by and between the Company and Conexant
             Systems, Inc. (3)

10.c         Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers) (1)

10.d         Registration Rights Agreement, dated as of November 12, 2002, by and between the
             Company and Conexant Systems, Inc. (1)

10.e         Registration Rights Agreement, dated as of November 12, 2002, by and between the
             Company and Conexant Systems, Inc. (1)

10.f         Purchase Agreement dated November 5, 2002 among the Registrant and Credit Suisse First
             Boston Corporation (as representative of several purchasers) *

99           Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002. *

         *        Filed Herewith.

         (1) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended September 27, 2002.

         (2) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3/A filed on

                  January 16, 2003.

         (3) Incorporated by reference to the exhibits filed with our Current Report on Form 8-K dated November 6, 2002.

(b)      Reports on Form 8-K

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

Date: February 10, 2002

                   SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES
                                   Registrant

                            By: /s/ David J. Aldrich
                            --------------------------------
                                David J. Aldrich
                                Chief Executive Officer
                                President
                                Director

                            By: /s/ Paul E. Vincent
                            --------------------------------
                                Paul E. Vincent
                                Chief Financial Officer
                                Principal Financial Officer
                                Principal Accounting Officer
                                Secretary

                                 CERTIFICATIONS

I, David J. Aldrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Skyworks Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/  David J. Aldrich
------------------------------------
David J. Aldrich
President and Chief Executive Officer

I, Paul E. Vincent, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Skyworks Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/  Paul E. Vincent
------------------------------------
Paul E. Vincent
Chief Financial Officer, Treasurer and Secretary

                                                      EXHIBIT INDEX

NUMBER           DESCRIPTION
------           -----------
4.a          Indenture, dated as of November 12, 2002, by and between the Company and State
             Street Bank and Trust Company (as Trustee) (1)

4.b          Form of 4.75% Convertible Subordinated Note of the Company (1)

4.c          Indenture, dated as of November 20, 2002, by and between the Company and Wachovia
             Bank, National Association (as Trustee) (1)

4.d          Form of 15% Senior Convertible Note of the Company (1)

4.e          First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions,
             Inc. and Wachovia Bank, National Association (as Trustee) (2)

10.a         First Amendment of Financing Agreement, dated as of November 6, 2002, by and among the Company, certain of its subsidiaries and Conexant Systems, Inc. (3)

10.b         Letter Agreement, dated as of November 6, 2002, by and between the Company and
             Conexant Systems, Inc. (3)

10.c         Registration Rights Agreement, dated as of November 12, 2002, by and among the
             Company and Credit Suisse First Boston (as representative for the several purchasers) (1)

10.d         Registration Rights Agreement, dated as of November 12, 2002, by and between the
             Company and Conexant Systems, Inc. (1)

10.e         Registration Rights Agreement, dated as of November 12, 2002, by and between the
             Company and Conexant Systems, Inc. (1)

10.f         Purchase Agreement dated November 5, 2002 among the Registrant and Credit Suisse
             First Boston Corporation (as representative of several purchasers) *

99           Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002. *

*        Filed Herewith.

(1) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended September 27, 2002.

(2) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3/A filed on January 16, 2003.

(3) Incorporated by reference to the exhibits filed with our Current Report on Form 8-K dated November 6, 2002.