Form 10-Q
period 2003-03-28
SKYWORKS SOLUTIONS INC
filed 2003-05-12
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

Commission file number 1-5560

SKYWORKS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(781) 376-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2003
Common Stock, par value $.25 per share	138,642,782

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Skyworks Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited, in thousands, except per share amounts)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$84,327	$53,358
Receivables, net of allowance for doubtful accounts of $2,094 and $1,324	122,127	94,425
Inventories	56,821	55,643
Other current assets	18,322	23,970

Total current assets	281,597	227,396
Property, plant and equipment, less accumulated depreciation and amortization
of $218,039 and $202,436	143,306	143,773
Property held for sale	8,455	--
Goodwill and intangible assets, less accumulated amortization of $2,688 and
$915	939,883	940,686
Deferred income taxes	22,475	22,487
Other assets	25,337	12,570

Total assets	$1,421,053	$1,346,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$99	$129
Accounts payable	69,332	45,350
Accrued compensation and benefits	18,340	17,585
Other current liabilities	40,621	84,563

Total current liabilities	128,392	147,627
Long-term debt, less current maturities	275,000	180,039
Long-term liabilities	4,320	4,270

Total liabilities	407,712	331,936

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 138,221 and 137,589
shares issued and outstanding	34,555	34,397
Additional paid-in capital	1,154,143	1,150,856
Accumulated deficit	(175,357)	(170,193)
Deferred compensation, net of accumulated amortization of $137 and $53	--	(84)

Total stockholders' equity	1,013,341	1,014,976

Total liabilities and stockholders' equity	$1,421,053	$1,346,912

        See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net revenues	$157,364	$100,356	$317,558	$194,116
Cost of goods sold	93,845	70,923	188,919	148,729

Gross margin	63,519	29,433	128,639	45,387
Operating expenses:
Research and development	40,109	31,620	77,410	63,801
Selling, general and administrative	23,235	11,431	43,487	22,067
Amortization	1,108	4,007	2,235	7,944

Total operating expenses	64,452	47,058	123,132	93,812

Operating income (loss)	(933)	(17,625)	5,507	(48,425)
Other income (expense):
Interest expense	(5,047)	--	(10,781)	--
Other income, net	626	7	1,449	59

Total other income (expense), net	(4,421)	7	(9,332)	59

Loss before income taxes	(5,354)	(17,618)	(3,825)	(48,366)
Provision for income taxes	601	721	1,339	4,270

Net loss	$(5,955)	$(18,339)	$(5,164)	$(52,636)

Net loss per common share:
Basic and diluted	$(0.04)		$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	138,141		138,019

        See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited, in thousands, except per share amounts)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,164)	$(52,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,361	24,550
Amortization	2,235	7,944
Amortization of deferred financing costs	819	--
Contribution of common shares to Savings and Retirement Plans	2,460	--
Loss on sale of assets	229	209
Deferred income taxes	642	--
Changes in assets and liabilities:
Receivables, net	(27,702)	5,406
Inventories	(1,178)	922
Other assets	2	(386)
Accounts payable	23,982	1,583
Other liabilities	(43,137)	15,046

Net cash (used in) provided by operating activities	(28,451)	2,638

Cash flows from investing activities:
Capital expenditures	(26,578)	(12,295)

Net cash used in investing activities	(26,578)	(12,295)

Cash flows from financing activities:
Proceeds from unsecured notes offering	230,000	--
Payments on notes payable	(135,069)	--
Financing costs	(9,450)	--
Exercise of stock options	517	--
Net transfers from Conexant	--	12,623

Net cash provided by financing activities	85,998	12,623

Net increase in cash and cash equivalents	30,969	2,966
Cash and cash equivalents at beginning of period	53,358	1,998

Cash and cash equivalents at end of period	$84,327	$4,964

Supplemental cash flow disclosures:
Taxes paid	$2,407	$--

Interest paid	$10,609	$--

Non-cash financing activities:
Conexant debt refinancing	$45,000	$--

Stock issued for trademark	$469	$--

        See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1. Description of Business and Basis of Presentation

Description of Business

On June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among Alpha Industries, Inc. (“Alpha”), Conexant Systems, Inc. (“Conexant”) and Washington Sub, Inc. (“Washington”), a wholly owned subsidiary of Conexant to which Conexant spun off its wireless communications business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, Washington merged with and into Alpha with Alpha as the surviving entity (the “Merger”). Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc. (the “Company” or “Skyworks”).

Immediately following completion of the Merger, the Company purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (“Mexicali Operations”) for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. For purposes of these financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

The Company is a leading wireless semiconductor company focused on providing front-end modules, radio frequency (“RF”) subsystems, semiconductor components and complete system solutions to wireless handset and infrastructure customers worldwide. The Company offers a comprehensive family of components and RF subsystems, and also provides complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC. Prior-year financial statements have been reclassified to conform to the fiscal 2003 presentations.

The Merger has been accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the accompanying consolidated financial statements include the assets, liabilities, operating results and cash flows of Washington/Mexicali for all periods prior to the Merger, and the results of operations of Skyworks, the combined company, for all periods subsequent to the Merger. Since the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations and may not reflect the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The financial statements prior to the Merger were prepared using Conexant’s historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. Management believes the assumptions underlying the financial statements are reasonable. However, there can be no assurance that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the periods presented.

Conexant used a centralized approach to cash management and the financing of its operations. Cash deposits from Washington/Mexicali were transferred to Conexant on a regular basis and were netted against Conexant’s net investment. As a result, none of Conexant’s cash, cash equivalents, marketable securities or debt was allocated to Washington/Mexicali in the financial statements. Cash and cash equivalents in the financial statements, prior to the acquisition, represented amounts held by certain foreign operations of Washington/Mexicali. Changes in equity represented funding from Conexant for working capital and capital expenditure requirements after giving effect to Washington/Mexicali’s transfers to and from Conexant for its cash flows from operations through June 25, 2002.

Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements for the periods prior to June 25, 2002 of Washington/Mexicali did not include an allocation of Conexant’s debt or the related interest expense. Therefore, the financial statements do not necessarily reflect the financial position and results of operations of Washington/Mexicali had it been an independent company as of the dates, and for the periods, presented.

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

Fiscal periods — The Company’s fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended March 31, 2003, September 30, 2002 and March 31, 2002 relate to the actual fiscal 2003 second quarter ended March 28, 2003, the actual 2002 fiscal year ended September 27, 2002 and the actual fiscal 2002 second quarter ended March 29, 2002, respectively.

Property held for sale — Property held for sale at March 31, 2003 is related to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. The Company is actively marketing the property.

Deferred financing costs – Costs of refinancing are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing.

Goodwill and intangible assets – The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the second half of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $908.5 million at March 31, 2003.

Provision for income taxes – As a result of the Company’s history of operating losses and the expectation of future operating results, the Company determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with its Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of March 31, 2003, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. Because its foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the three and six months ended March 31, 2003 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

Accounting for stock based compensation – The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 and continues to follow APB No. 25 in accounting for employee stock options.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for the Company’s employee stock-based compensation arrangements:

(In thousands, except per share amounts)	Three Months Ended March 31,	Six Months Ended March 31,
	2003	2003
Reported net loss	$(5,955)	$(5,164)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	1,000	2,037

Adjusted net loss	$(6,955)	$(7,201)

Per share information:

Basic and diluted:
Reported net loss	$(0.04)	$(0.04)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.01)	(0.01)

Adjusted net loss	$(0.05)	$(0.05)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes model with ratable amortization for fiscal 2003:

2003
Expected volatility	95%
Risk free interest rate	2.5%
Dividend yield	--
Expected option life (years)	4.5

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

2. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted SFAS No. 142, and is required to perform a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the second half of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $908.5 million at March 31, 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted the provisions or SFAS No. 143 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 and its adoption did not have a material impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.‘s 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company adopted FIN 45 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company adopted FIN 46 and its adoption did not have an impact on the Company’s financial position or results of operations, as the Company does not have any variable interest entities.

3. Supplemental Financial Statement Data

        Inventories consist of the following (in thousands):

	March 31, 2003	September 30, 2002
Raw materials	$10,902	$14,182
Work-in-process	42,474	40,162
Finished goods	3,445	1,299

	$56,821	$55,643

        Goodwill and intangible assets consist of the following (in thousands):

	March 31, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$905,219	$--	$905,219	$--
Amortized intangible assets:
Developed technology	21,260	(1,691)	21,260	(576)
Customer relationships	12,700	(963)	12,700	(328)
Other	122	(34)	122	(11)

	34,082	(2,688)	34,082	(915)
Unamortized intangible assets:
Trademarks	3,270	--	2,300	--

	$942,571	$(2,688)	$941,601	$(915)

Aggregate goodwill and intangible assets
amortization expense:
For the six months ended March 31;
2003	$1,773
2002	$7,944

In accordance with SFAS No. 142, the following table provides net loss and related per share amounts for the three and six months ended March 31, 2003 and 2002, as reported and adjusted as if the Company had ceased amortizing goodwill effective October 1, 2001.

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Reported net loss	$(5,955)	$(18,339)	$(5,164)	$(52,636)
Goodwill amortization	--	3,597	--	7,194

Adjusted net loss	$(5,955)	$(14,742)	$(5,164)	$(45,442)

Per share information:
Basic and diluted:
Reported net loss	$(0.04)		$(0.04)
Goodwill amortization	--		--

Adjusted net loss	$(0.04)		$(0.04)

Amortization expense for the three and six months ended March 31, 2002 represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of the Philsar Bluetooth business in fiscal 2000. During the third quarter of fiscal 2002, the Company wrote off all goodwill and other intangible assets associated the Philsar Bluetooth business.

        Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2003	2004	2005	2006	2007	2008
Amortization expense	$3,545	$3,511	$3,379	$3,370	$3,370	$3,370

        Long-term debt consists of the following (in thousands):

	March 31, 2003	September 30, 2002
Junior notes	$230,000	$--
Senior notes	45,000	--
Conexant Mexicali note	--	150,000
Conexant revolving credit line used	--	30,000
CDBG Grant	99	168

	275,099	180,168
Less - current maturities	99	129

	$275,000	$180,039

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company will pay interest in cash semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2003.

Senior notes represent the Company’s 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company’s debt refinancing with Conexant completed on November 13, 2002. These Senior notes can be converted into the Company’s common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company’s common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the Senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If Conexant converted these Senior notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of the Company’s stock, the Company would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), the Company will pay the principal amount of the Senior notes by issuing a number of shares of common stock equal to the principal amount of the Senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The Company may redeem the Senior notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior notes to be redeemed, plus accrued and unpaid interest. Holders may require the Company to repurchase the Senior notes upon a change in control of the Company. The Company pays interest in cash on the Senior notes on the last business day of each March, June, September and December of each year. Interest on the Senior notes is not deductible for tax purposes because of the conversion feature.

The Company has a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments are due through December 2003 and represent principal plus interest at 5 percent of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2003	$60
2004	39
2005	45,000
2006	--
2007	230,000

$275,099

4. Restructuring Charge

During fiscal 2002, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions through severance programs and the consolidation of certain facilities. The Company recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. In the second quarter of fiscal 2003, the Company continued its cost reduction initiatives to provide for further workforce reductions and the consolidation of various facilities. The costs and expenses associated with the restructuring activities are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2002 and 2003 restructuring actions are as follows (in thousands):

	Fiscal 2002 Workforce Reductions	Fiscal 2002 Facility Closings and Other	Fiscal 2003 Workforce Reductions	Fiscal 2003 Facility Closings and Other	Total
Charged to costs and expenses	2,923	97	--	--	3,020
Cash payments	(2,225)	(13)	--	--	(2,238)

Restructuring balance, September 30, 2002	698	84	--	--	782
Cash payments	(682)	(19)	--	--	(701)
Charged to costs and expenses (recovery)	(16)	--	1,890	1,405	3,279

Restructuring balance, March 31, 2003	$--	$65	$1,890	$1,405	$3,360

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. At March 31, 2003, this balance was $3.5 million and substantially all amounts accrued are expected to be paid within one year.

5. Segment Information

The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

6. Computation of Earnings Per Share

For the three and six months ended March 31, 2003 basic and diluted net loss is $0.04 per share. Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 34.2 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and six months ended March 31, 2003 because the Company reported a net loss in each of the respective periods. Therefore, the effect of including these items in the calculation would have been anti-dilutive. Prior to the Merger with Alpha Industries, Inc., Conexant’s wireless business had no separate capitalization, therefore a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share.

7. Commitments

The Company has various operating leases primarily for computer equipment and buildings. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2003	$4,037
2004	6,799
2005	5,624
2006	4,755
2007	4,456
Thereafter	11,653

$37,324

Under supply agreements entered into with Conexant in connection with the Merger, the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry, and the Company provides wafer fabrication, wafer probe, final test and other services to Conexant at its Newbury Park facility, in each case, for a three-year period after the Merger and the Company also provides semiconductor assembly and test services to Conexant at its Mexicali facility.

Pursuant to the terms of one of the Company’s supply agreements with Conexant, the Company is committed to obtain a minimum level of service from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group to which Conexant contributed its Newport Beach wafer fabrication facility. During the term of this supply agreement with Conexant, the Company’s unit cost of goods supplied by Jazz Semiconductor Inc.‘s Newport Beach foundry will continue to be affected by the level of utilization of the wafer fabrication facility and other factors outside the Company’s control. The Company’s expected minimum purchase obligations under the supply agreement will be approximately $26 million for the remaining six months of fiscal 2003, and $39 million and $13 million for fiscal 2004 and 2005, respectively. At September 30, 2002, the Company estimated that its obligation under this agreement would result in excess costs of approximately $4.8 million, which was recorded as a liability and charged to cost of sales in fiscal 2002. During the first quarter of fiscal 2003, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under the supply agreement with Conexant.

8. Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company including those pertaining to product liability, intellectual property, environmental, safety and health, and employment and contractual matters. Management believes these are adequately provided for or will result in no significant additional liability to the Company. In addition, in connection with the Merger, the Company has assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries in respect of the operations of Conexant’s wireless business. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Many intellectual property disputes have a risk of injunctive relief and there can be no assurance that a license will be granted. Injunctive relief could materially and adversely affect the financial condition or results of operations of the Company. Based on its evaluation of matters that are pending or asserted, and taking into account any reserves for such matters, management believes the disposition of such matters will not have a material adverse effect on the financial condition or results of operations of the Company.

The semiconductor industry is characterized by vigorous pursuit and protection of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trade secret, trademark and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology.

9. Guarantees

The Company has made guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. In connection with the Merger, the Company assumed responsibility for all contingent liabilities and then-current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries to the extent related to the operations or assets of the wireless business of Conexant. The Company may also be responsible for certain federal income tax liabilities that relate to Washington/Mexicali’s spin-off from Conexant under the Tax Allocation Agreement, dated as of June 25, 2002, between the Company and Conexant, which provides that the Company will be responsible for certain taxes imposed on Conexant or its shareholders. The Company’s obligations under the tax allocation agreement have been limited by a letter dated November 6, 2002 entered into in connection with the debt refinancing with Conexant.

In connection with the sales of its products, the Company provides certain intellectual property indemnities to its customers. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the guarantees and indemnities varies, and in many cases is indefinite. The guarantees and indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Product warranty costs are not expected to have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

Skyworks Solutions, Inc. is a leading wireless semiconductor company focused on providing front-end modules, radio frequency (“RF”) subsystems, semiconductor components and complete system solutions to wireless handset and infrastructure customers worldwide. We offer a comprehensive family of components and RF subsystems, and also provide complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services. Skyworks began operations as a combined company on June 25, 2002, following the completion of the merger (the “Merger”) between Alpha Industries, Inc. (“Alpha”) and the wireless business of Conexant Systems, Inc. (“Conexant”). Immediately following the Merger, the Company purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”) for $150 million. References to the Washington business refer to the wireless communications business spun off by Conexant and merged with Alpha in the Merger. The Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Accordingly, the historical financial statements of Washington/Mexicali became the historical financial statements of the Company after the Merger. Therefore, our consolidated financial statements include the assets, liabilities, operating results and cash flows of Washington/Mexicali for all periods prior to the Merger, and the results of operations of Skyworks, the combined company, for all periods subsequent to the Merger. References to the “Company” refer to Washington/Mexicali for all periods prior to June 25, 2002 and to the combined company following the Merger. Because the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations or the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

The Company’s fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended March 31, 2003, September 30, 2002 and March 31, 2002 relate to the actual fiscal 2003 second quarter ended March 28, 2003, the actual fiscal year ended September 27, 2002 and the actual fiscal 2002 second quarter ended March 29, 2002, respectively.

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

The wireless communications semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Our operating results have been, and our operating results may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from suppliers, new product and technology introductions by competitors, changes in the mix of products produced and sold, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and this trend is expected to continue in the future.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC.

The financial statements prior to the Merger were prepared using Conexant’s historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, we cannot assure you that the financial information included herein and in the Company’s consolidated financial statements reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the historical periods presented.

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

Revenue recognition — Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. The Company reduces revenue to the extent of its estimate for distributor claims of price protection and/or right of return on unsold product. A reserve for sales returns and allowances for non-distributor customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

Inventories — We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those excess inventories. We sell our products to communications equipment OEMs that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. Moreover, once a customer has designed a particular supplier’s components into a cellular handset, substituting another supplier’s components requires substantial design changes which involve significant cost, time, effort and risk. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Impairment of long-lived assets — Long-lived assets, including fixed assets and intangible assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Deferred income taxes — We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. Reduction of a portion of the valuation allowance may be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $24 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carryforward period.

Warranties — Reserves for estimated product warranty costs are provided at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and costs incurred to rework or replace defective products. Should actual product failure rates or costs differ from estimates, additional warranty reserves could be required, which could reduce our gross margins.

Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Results of Operations

Three and Six Months Ended March 31, 2003 and 2002

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six months ended March 31, 2003 and 2002:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.6	70.7	59.5	76.6

Gross margin	40.4	29.3	40.5	23.4
Operating expenses:
Research and development	25.5	31.5	24.4	32.9
Selling, general and administrative	14.8	11.4	13.7	11.4
Amortization	0.7	4.0	0.7	4.1

Total operating expenses	41.0	46.9	38.8	48.3

Operating income (loss)	(0.6)	(17.6)	1.7	(24.9)
Interest expense	(3.2)	--	(3.4)	--
Other income (expense), net	0.4	--	0.5	--

Loss before income taxes	(3.4)	(17.6)	(1.2)	(24.9)
Provision for income taxes	0.4	0.7	0.4	2.2

Net loss	(3.8)%	(18.3)%	(1.6)%	(27.1)%

General

The Company’s results of operations for the three and six months ended March 31, 2002 are representative of Washington/Mexicali’s business only and do not include the historical financial results of Alpha because the Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree.

Net Revenues

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2003	Change	2002	2003	Change	2002
Net revenues	$157,364	56.8%	$100,356	$317,558	63.6%	$194,116

Net revenues increased for the three and six months ended March 31, 2003 when compared to the same periods in 2002 primarily as the result of renewed demand for our wireless product portfolio, market share growth and the exclusion of Alpha’s revenues for periods prior to the Merger. More specifically, increased sales of GSM products, including power amplifier modules and complete cellular systems and increased demand for our power amplifier modules for CDMA and TDMA applications from a number of our key customers contributed to higher net revenues for the three and six month periods ended March 31, 2003. Since the Merger, the Company has also expanded its customer base and geographical market presence resulting in higher revenues for the three and six months ended March 31, 2003.

Gross Margin

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2003	Change	2002	2003	Change	2002
Gross margin:	$63,519	115.8%	$29,433	$128,639	183.4%	$45,387
% of net revenues	40.4%		29.3%	40.5%		23.4%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods sold for the three and six months ended March 31, 2002 also includes allocations from Conexant of manufacturing cost variances, process engineering and other manufacturing costs, which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin for the three and six month periods ended March 31, 2003 compared to the same periods in 2002 reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of the Mexicali facility assets in the third quarter of 2002. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin.

Gross margin for the six months ended March 31, 2003 was also favorably affected by $4.8 million when the Company reevaluated its obligation under a wafer fabrication supply agreement with Conexant and reduced its liability and cost of sales. Pursuant to the terms of this agreement with Conexant, we are committed to obtain a minimum level of service from Jazz Semiconductor, Inc. As of March 31, 2003, the Company expects to meet all of its purchase obligations under this three-year agreement. During the term of this agreement with Conexant, our unit cost of goods supplied by Jazz Semiconductor Inc.‘s Newport Beach foundry will continue to be affected by the level of utilization of the Newport Beach foundry joint venture’s wafer fabrication facility and other factors outside our control. In addition, our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

At September 30, 2002 the Company continued to hold approximately $5.4 million of inventories which had been written down to a zero cost basis in fiscal 2001. The inventory write-downs recorded in fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our radio frequency components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter. During the first quarter of fiscal 2003, gross margin benefited by approximately $2.7 million as a result of the sale of inventories having a historical cost of $2.7 million that had been written down to a zero cost basis during fiscal year 2001. In addition, approximately $1.0 million and $1.7 million of inventories that were carried at zero cost basis were scrapped during the first and second quarter of fiscal 2003, respectively. As of March 31, 2003, the Company no longer held inventories which were written down to a zero cost basis in fiscal 2001.

Research and Development

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2003	Change	2002	2003	Change	2002
Research and development:	$40,109	26.8%	$31,620	$77,410	21.3%	$63,801
% of net revenues	25.5%		31.5%	24.4%		32.9%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Research and development expenses for the three and six month periods ended March 31, 2002 also include allocated costs for shared research and development services provided by Conexant, principally in the areas of advanced semiconductor process development, design automation and advanced package development, for the benefit of several of Conexant’s businesses.

The increase in research and development expenses for the three and six month periods ended March 31, 2003 represents our commitment to design new products and processes and address new opportunities to meet our customers’ demands. We have expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets. The increase in research and development expenses for the three and six month periods ended March 31, 2003 when compared to the corresponding periods in the previous year is also related to the Company’s research and development expenses representing those of the combined company after the Merger whereas those expenses for the same periods in 2002 are only representative of Washington/Mexicali.

Selling, General and Administrative

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2003	Change	2002	2003	Change	2002
Selling, general and administrative:	$23,235	103.3%	$11,431	$43,487	97.1%	$22,067
% of net revenues	14.8%		11.4%	13.7%		11.4%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, real estate, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from Conexant for the three and six month periods ended March 31, 2002 for a variety of these shared functions.

The increase in selling, general and administrative expenses for the three and six month periods ended March 31, 2003 when compared to the corresponding periods in the previous year is primarily related to the Company’s selling, general and administrative expenses representing those of the combined company after the Merger whereas those expenses for the same periods in 2002 are only representative of Washington/Mexicali. In addition, the Company recorded approximately $2.9 million related to restructuring actions during the quarter ended March 31, 2003.

Amortization

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2003	Change	2002	2003	Change	2002
Amortization:	$1,108	(72.3)%	$4,007	$2,235	(71.9)%	$7,944
% of net revenues	0.7%		4.0%	0.7%		4.1%

Amortization expense for the three and six months ended March 31, 2003 primarily represents the amortization of intangible assets related to technology and customer relationships acquired in the Merger. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the three and six months ended March 31, 2002 primarily represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of the Philsar Bluetooth business in fiscal 2000. The Company wrote off all goodwill and other intangible assets associated with the Philsar Bluetooth business in the third quarter of fiscal 2002.

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we are required to perform a transitional impairment test for goodwill and intangible assets that have indefinite useful lives. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the second half of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by September 30, 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $908.5 million at March 31, 2003.

Interest Expense

Interest expense for the three and six months ended March 31, 2003 is primarily related to a combination of the $150 million note with Conexant for the Mexicali facility purchase, borrowings under the Company’s revolving credit facility with Conexant and the subsequent debt refinancing with Conexant, whereby the Company issued an aggregate of $275 million of notes to repay most of its obligations to Conexant in addition to providing funds for working capital needs. At March 31, 2003, our long-term debt consists of $230 million of 4.75 percent unsecured convertible notes due November 2007, $45 million of 15% unsecured convertible notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program due December 2003 at an interest rate of 5%. Our short-term debt on March 31, 2003 consists of the current portion of the loan under the CDBG program.

Other Income, Net

Other income, net is comprised primarily of interest income on invested cash balances, gains and losses on the sale of assets, foreign exchange gains and losses and other non-operating income and expense items.

Provision for Income Taxes

The net operating loss carryforwards and other tax benefits relating to the historical operations of Washington were retained by Conexant in the spin-off transaction, and will not be available to be utilized in our future separate tax returns. As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of March 31, 2003, we have established a valuation allowance against all of our net U.S. deferred tax assets. Because our foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the three and six months ended March 31, 2003 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the three and six months ended March 31, 2003 and the corresponding periods in 2002 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2003 and September 30, 2002 totaled $84.3 million and $53.4 million, respectively. Working capital at March 31, 2003 was approximately $153.2 million compared to $79.8 million at September 30, 2002. Cash used in operating activities was $28.5 million for the six months ended March 31, 2003, reflecting a net loss of $5.2 million, offset by non-cash charges, primarily depreciation, amortization, and contribution of common shares to our savings and retirement plans of $24.7 million and a net decrease in the components of working capital of approximately $48.0 million, including $37.2 million of merger-related expense payments. Results of operations for the six months ended March 31, 2003 benefited from increased revenues and improved utilization of our manufacturing facilities. In addition, the consolidation of facilities and implementation of cost saving initiatives during fiscal 2002 favorably affected results of operations for the six months ended March 31, 2003.

Cash used in investing activities for the six months ended March 31, 2003 consisted of capital expenditures of $26.6 million. The capital expenditures for the six months ended March 31, 2003 represent our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. A focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.

Cash provided by financing activities for the six months ended March 31, 2003 principally consisted of the net impact of our private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million note to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with the prepayment by us of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15 percent convertible senior subordinated notes with a maturity date of June 30, 2005. These Senior notes can be converted into our common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of our common stock. Based on this adjustable conversion price, we expect that the maximum number of shares that could be issued under the Senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Following is a summary of consolidated debt, purchase obligations and lease obligations at March 31, 2003 (in thousands):

Obligation	Total	1-3 years	4-5 Years	Thereafter

Debt	$275,099	$45,099	$230,000	$--
Purchase obligations	77,260	77,260	--	--
Operating leases	37,325	16,460	9,212	11,653

	$389,684	$138,819	$239,212	$11,653

Based on our results of operations for the six months ended March 31, 2003 and current trends, and after giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007 and our debt refinancing with Conexant, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other cash requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

The wireless communications semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry. Periods of industry downturns, as we experienced through most of calendar year 2001, have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors, and in particular the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future. During the late 1990‘s and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. During calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our respective wireless communications semiconductor products and system solutions, particularly digital cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. We expect that reduced end-customer demand, underutilization of our manufacturing capacity, changes in revenue mix and other factors will continue to adversely affect our operating results in the near term.

We are subject to intense competition.

The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers that are both larger and smaller than us in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted and is expected to continue to result in declining average selling prices for our products. We also anticipate that additional competitors will enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our market include, among others:

        o time-to-market;
        o new product innovation;
        o product quality, reliability and performance;
        o price;
        o compliance with industry standards;
        o strategic relationships with customers; and
        o protection of intellectual property.

We cannot assure you that we will be able to successfully address these factors. Many of our competitors have advantages over us, including:

         o longer presence in key markets;
         o greater name recognition;
         o ownership or control of key technology or intellectual property; and
         o greater financial, sales and marketing, manufacturing, distribution, technical or other resources.

As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors have established or may establish financial or strategic relationships among themselves or with our customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors.

Our success depends upon our ability to develop new products and reduce costs in a timely manner.

The markets into which we sell demand cutting-edge technologies and new and innovative products. Our operating results depend largely on our ability to continue to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including:

        o the ability to anticipate customer and market requirements and changes in technology and industry standards;
        o the ability to define new products that meet customer and market requirements;
        o the ability to complete development of new products and bring products to market on a timely basis;
        o the ability to differentiate our products from offerings of our competitors;
        o overall market acceptance of our products; and
        o the ability to obtain adequate intellectual property protection for our new products.

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

The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:

        o rapid technological developments;
        o rapid changes in customer requirements;
        o frequent new product introductions and enhancements;
        o short product life cycles with declining prices over the life cycle of the product; and
        o evolving industry standards.

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

If OEMs of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.

Our products will not be sold directly to the end-user but will be components of other products. As a result, we will rely on OEMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins” from OEMs, we would have difficulty selling our products. Once an OEM designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM product platform because changing suppliers involves significant cost, time, effort and risk on the part of that OEM. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may be unable to achieve design wins or to convert design wins into actual sales.

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

A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to Samsung Electronics Co. and to Motorola, Inc. represented approximately 38% and 12%, respectively, of net revenues from customers other than Conexant during fiscal 2002 on a historical basis (such sales representing Washington/Mexicali sales for the full fiscal year, and including sales of Skyworks, the combined company, for the post-merger period from June 26, 2002 through the end of the fiscal year). Our future operating results will depend on the success of these customers and other customers and our success in selling products to them.

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

We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:

        o the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;
        o limited control over delivery schedules, manufacturing yields, production costs and product quality; and
        o the inaccessibility of, or delays in obtaining access to, key process technologies.

Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use may allocate their limited capacity to the production requirements of other customers. If we choose to use a new foundry, it will typically take an extended period of time to complete the qualification process before we can begin shipping products from the new foundry. The foundries may experience financial difficulties, be unable to deliver products to us in a timely manner or suffer damage or destruction to their facilities, particularly since some of them are located in earthquake zones. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

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

Under a supply agreement entered into with Conexant in connection with the Merger, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and The Carlyle Group. Pursuant to our supply agreement with Conexant, we are initially obligated to obtain certain minimum volume levels from Jazz Semiconductor based on a contractual agreement between Conexant and Jazz Semiconductor. Our expected minimum purchase obligations under this supply agreement are anticipated to be approximately $26 million for the remaining six months of fiscal 2003, $39 million and $13 million in fiscal 2004 and 2005, respectively.

We are subject to the risks of doing business internationally.

Historically, a substantial majority of the Company’s net revenues from customers other than Conexant were derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

        o currency exchange rate fluctuations;
        o local economic and political conditions;
        o disruptions of capital and trading markets;
        o restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);
        o changes in legal or regulatory requirements;
        o limitations on the repatriation of funds;
        o difficulty in obtaining distribution and support;
        o the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;
        o tax laws;
        o the possibility of being exposed to legal proceedings in a foreign jurisdiction; and
        o limitations on our ability under local laws to protect our intellectual property.

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

Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

        o changes in end-user demand for the products (principally digital cellular handsets) manufactured and sold by our customers;
        o the effects of competitive pricing pressures, including decreases in average selling prices of our products;
        o production capacity levels and fluctuations in manufacturing yields;
        o availability and cost of products from our suppliers;
        o the gain or loss of significant customers;
        o our ability to develop, introduce and market new products and technologies on a timely basis;
        o new product and technology introductions by competitors;
        o changes in the mix of products produced and sold;
        o market acceptance of our products and our customers;
        o intellectual property disputes; o seasonal customer demand;
        o the timing of receipt, reduction or cancellation of significant orders by customers;and
        o the timing and extent of product development costs.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, we are in discussions with a third party who claims we are infringing certain of its intellectual property rights. The third party has filed a complaint in this matter but, through joint stipulations between the parties, has not yet served Skyworks with the complaint. Although we believe that these claims are without merit, we are in discussions with this party to avoid litigation. The third party has indicated its willingness to resolve these claims without litigation. If this third party were to proceed with litigation, we are prepared to vigorously defend against these claims. Moreover, we believe that the patent infringement claims if successfully asserted would impact only a limited number of our RF IC product line which presently accounts for less than 5% of our annualized revenues.

Any litigation to determine the validity of claims that our products infringe or may infringe these rights, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

        o pay substantial damages;
        o cease the manufacture, import, use, sale or offer for sale of infringing products or processes;
        o discontinue the use of infringing technology;
        o expend significant resources to develop non-infringing technology; and
        o license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

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

We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:

        o the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful;
        o any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights will not be challenged, invalidated or circumvented; or
        o any of the measures described above would provide meaningful protection.

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

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions, and we may have difficulty integrating companies we acquire. Skyworks’ merger with the wireless business of Conexant presents such risks.

Although we intend to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:

        o issuances of equity securities dilutive to our stockholders;
        o large one-time write-offs;
        o the incurrence of substantial debt and assumption of unknown liabilities;
        o the potential loss of key employees from the acquired company;
        o amortization expenses related to intangible assets; and
        o the diversion of management’s attention from other business concerns.

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

In connection with Conexant’s spin-off of its wireless business prior to the Merger, Conexant sought and received a ruling from the Internal Revenue Service to the effect that certain transactions related to and including the spin-off qualified as a reorganization and as tax-free for U.S. federal income tax purposes. While the tax ruling generally is binding on the Internal Revenue Service, the continuing validity of the ruling is subject to certain factual representations and assumptions. In connection with the Merger we entered into a tax allocation agreement with Conexant that generally provides, among other things, that we will be responsible for certain taxes imposed on various persons (including Conexant) as a result of either:

        o the failure of certain spin-off transactions to qualify as a reorganization for U.S. federal income tax purposes, or
        o the failure of certain spin-off transactions to qualify as tax-free to Conexant for certain U.S. federal income tax purposes,

if such failure is attributable to certain actions or transactions by or in respect of Skyworks (including our subsidiaries) or our stockholders, such as the acquisition of stock of Skyworks by a third party at a time and in a manner that would cause such failure. In addition, the tax allocation agreement provides that we will be responsible for various other tax obligations and for compliance with various representations, statements, and conditions made in the course of obtaining the tax ruling referenced above and in connection with the tax allocation agreement. Our obligations under the tax allocation agreement have been limited by a letter agreement dated November 6, 2002 entered into in connection with our debt refinancing with Conexant. Nevertheless, if we do not carefully monitor our compliance with the requirements imposed as a result of the spin-off and related transactions and our responsibilities under the tax allocation agreement, we might inadvertently trigger an obligation to indemnify certain persons (including Conexant) pursuant to the tax allocation agreement or other obligations under such agreement. In addition, our indemnity obligations could discourage or prevent a third party from making a proposal to acquire Skyworks.

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

We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our certificate of incorporation and by-laws include provisions such as:

        o the division of our board of directors into three classes to be elected on a staggered basis, one class each year;
        o the ability of our board of directors to issue shares of preferred stock in one or more series without further authorization of stockholders;
        o a prohibition on stockholder action by written consent;
        o elimination of the right of stockholders to call a special meeting of stockholders;
        o a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;
        o a requirement that the affirmative vote of at least 66 2/3 percent of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws;
        o a requirement that the affirmative vote of at least 80 percent of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors, the classified board or the right to act by written consent;
        o a requirement that the affirmative vote of at least 80 percent of our shares be obtained for business combinations unless approved by a majority of the members of the board of directors and, in the event that the other party to the business combination is the beneficial owner of 5 percent or more of our shares, a majority of the members of board of directors in office prior to the time such other party became the beneficial owner of 5 percent or more of our shares;
        o a fair price provision; and
        o a requirement that the affirmative vote of at least 90 percent of our shares be obtained to amend or repeal the fair price provision.

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

We have adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This policy requires us to evaluate the goodwill and intangible assets that we report on our balance sheet for potential impairment using a fair value method. The goodwill impairment test is a two-step process. The Company completed step one and has determined that its goodwill and intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the second half of fiscal 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $908.5 million at March 31, 2003.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock may fluctuate significantly. This price may be influenced by many factors, including:

        o our performance and prospects;
        o the performance and prospects of our major customers;
        o the depth and liquidity of the market for our common stock;
        o investor perception of us and the industry in which we operate;
        o changes in earnings estimates or buy/sell recommendations by analysts;
        o general financial and other market conditions; and
        o domestic and international economic conditions.

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

Our indebtedness could have significant negative consequences, including:

        o increasing our vulnerability to general adverse economic and industry conditions;
        o limiting our ability to obtain additional financing;
        o requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
        o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
        o placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2003, the carrying value of our cash and cash equivalents approximates fair value.

The Company has issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the three and six months ended March 31, 2003 the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007, $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program due December 2003 at an interest rate of 5 percent. Our short-term debt on March 31, 2003 consists of the current portion of the loan under the CDBG program. We do not believe that we have significant cash flow exposure on our short-term or long-term debt.

ITEM 4 Controls and Procedures

(a)     Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)     Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II — OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on March 10, 2003 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted For	Shares Voted Against	Votes Withheld/ Abstentions
Election of directors:
Balakrishnan S. Iyer	115,157,412	9,907,450	--
Thomas C. Leonard	114,931,229	10,133,634	--
Proposal to approve the adoption by the Board of
Directors of the 2002 Employee Stock Purchase	119,370,741	5,291,632	402,491
Plan
Proposal to ratify the appointment of KPMG LLP as
our independent auditors	119,556,732	5,205,549	302,583

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

99	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. *

* Filed Herewith.

(b)   Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003

SKYWORKS SOLUTIONS, INC. AND SUBSIDIARIES

Registrant

By: /s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer
President
Director

By: /s/ Paul E. Vincent
Paul E. Vincent
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer
Secretary

CERTIFICATION

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ David J. Aldrich
David J. Aldrich
President and Chief Executive Officer

CERTIFICATION

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Paul E. Vincent
Paul E. Vincent
Chief Financial Officer, Treasurer and Secretary