Form 10-Q
period 2003-06-27
SKYWORKS SOLUTIONS INC
filed 2003-08-11
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

Commission file number 1-5560

SKYWORKS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(781) 376-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2003
Common Stock, par value $.25 per share	138,872,071

PART I – FINANCIAL INFORMATION

ITEM 1 – Consolidated Financial Statements

Skyworks Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited, in thousands, except per share amounts)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65,223	$53,358
Receivables, net of allowance for doubtful accounts of $1,984 and $1,324	135,941	94,425
Inventories	62,549	55,643
Other current assets	11,899	23,970

Total current assets	275,612	227,396
Property, plant and equipment, less accumulated depreciation and amortization
of $224,182 and $202,436	139,411	143,773
Property held for sale	8,455	--
Goodwill and intangible assets, less accumulated amortization of $3,575 and
$915	936,731	940,686
Deferred income taxes	22,477	22,487
Other assets	27,937	12,570

Total assets	$1,410,623	$1,346,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$64	$129
Accounts payable	76,473	45,350
Accrued compensation and benefits	17,826	17,585
Other current liabilities	27,225	84,563

Total current liabilities	121,588	147,627
Long-term debt, less current maturities	275,000	180,039
Long-term liabilities	4,158	4,270

Total liabilities	400,746	331,936

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 138,811 and 137,589
shares issued and outstanding	34,703	34,397
Additional paid-in capital	1,156,717	1,150,856
Accumulated deficit	(181,543)	(170,193)
Deferred compensation, net of accumulated amortization of $137 and $53	--	(84)

Total stockholders' equity	1,009,877	1,014,976

Total liabilities and stockholders' equity	$1,410,623	$1,346,912

        See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net revenues	$150,199	$112,980	$467,757	$307,096
Cost of goods sold	94,121	92,917	283,040	241,646

Gross margin	56,078	20,063	184,717	65,450
Operating expenses:
Research and development	36,428	31,653	113,838	95,454
Selling, general and administrative	19,711	10,380	63,198	32,103
Amortization	1,075	3,579	3,310	11,802
Purchased in-process research and development	--	65,500	--	65,500
Special charges	--	114,837	--	114,902

Total operating expenses	57,214	225,949	180,346	319,761

Operating income (loss)	(1,136)	(205,886)	4,371	(254,311)
Other income (expense):
Interest expense	(5,069)	(125)	(15,850)	(125)
Other income, net	282	8	1,731	67

Total other income (expense), net	(4,787)	(117)	(14,119)	(58)

Loss before income taxes	(5,923)	(206,003)	(9,748)	(254,369)
Provision (credit) for income taxes	263	(24,058)	1,602	(19,788)

Net loss	$(6,186)	$(181,945)	$(11,350)	$(234,581)

Net loss per common share:
Basic and diluted	$(0.04)	$(1.33)	$(0.08)	$(1.71)

Weighted average number of common shares outstanding:
Basic and diluted	138,729	137,368	138,255	137,368

        See accompanying notes to these consolidated financial statements.

Skyworks Solutions, Inc. and Subsidiaries
Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,350)	$(234,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,608	35,154
Amortization	3,310	11,804
Amortization of deferred financing costs	1,379	--
Contribution of common shares to Savings and Retirement Plans	4,975	--
(Gain) loss on sale of assets	(619)	209
Deferred income taxes	640	(23,737)
Purchased in-process research and development charge	--	65,500
Asset impairments	--	111,817
Changes in assets and liabilities:
Receivables, net	(41,516)	(16,021)
Inventories	(6,906)	(5,569)
Other assets	4,678	(6,463)
Accounts payable	31,123	7,858
Other liabilities	(56,552)	14,297

Net cash provided by (used in) operating activities	(43,230)	(39,732)

Cash flows from investing activities:
Capital expenditures	(32,904)	(21,426)
Proceeds from sale of fixed assets	1,931	--
Cash of acquiree	--	102,524
Dividend to Conexant	--	(3,070)

Net cash provided by (used in) investing activities	(30,973)	78,028

Cash flows from financing activities:
Proceeds from unsecured notes offering	230,000	--
Payments on notes payable	(135,104)	--
Financing costs	(9,551)	--
Exercise of stock options	723	--
Net transfers from Conexant	--	50,404

Net cash provided by (used in) financing activities	86,068	50,404

Net increase in cash and cash equivalents	11,865	88,700
Cash and cash equivalents at beginning of period	53,358	1,998

Cash and cash equivalents at end of period	$65,223	$90,698

Supplemental cash flow disclosures:
Taxes paid	$1,480	$--

Interest paid	$16,769	$--

Non-cash financing activities:
Conexant debt refinancing	$45,000	$--

Stock issued for trademark	$469	$--

Acquisition of Alpha Industries, Inc.	$--	$1,183,105

Dividend to Conexant	$--	$201,646

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC. Prior-year financial statements have been reclassified to conform to the fiscal 2003 presentations.

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

Since the date of the Merger, the Company has been performing these functions using its own resources or purchased services, including certain services obtained from Conexant pursuant to a transition services agreement, most of which expired on December 31, 2002.

Fiscal periods — The Company’s fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended June 30, 2003, September 30, 2002 and June 30, 2002 relate to the actual fiscal 2003 third quarter ended June 27, 2003, the actual 2002 fiscal year ended September 27, 2002 and the actual fiscal 2002 third quarter ended June 28, 2002, respectively.

Property held for sale — Property held for sale at June 30, 2003 is related to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. The Company is actively marketing the property.

Deferred financing costs – Costs of refinancing are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing.

Goodwill and intangible assets – The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and unamortized intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the fourth quarter of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by the end of fiscal 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $906.2 million at June 30, 2003.

Provision (credit) for income taxes – As a result of the Company’s history of operating losses and the expectation of future operating results, the Company determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with its Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of June 30, 2003, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. Because its foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the three and nine months ended June 30, 2003 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

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

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for the Company’s employee stock-based compensation arrangements:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Reported net loss	$(6,186)	$(181,945)	$(11,350)	$(234,581)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	1,091	97	3,127	97

Adjusted net loss	$(7,277)	$(182,042)	$(14,477)	$(234,678)

Per share information:

Basic and diluted:
Reported net loss	$(0.04)	$(1.33)	$(0.08)	$(1.71)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.01)	--	(0.02)	--

Adjusted net loss	$(0.05)	$(1.33)	$(0.10)	$(1.71)

The following outlines the significant assumptions used to calculate the fair value information presented utilizing the Black-Scholes model with ratable amortization for fiscal 2003:

	2003	2002
Expected volatility	95%	70%
Risk free interest rate	2.5%	2.2%
Dividend yield	--	--
Expected option life (years)	4.5	4.5

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

2.     New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The Company adopted SFAS No. 142, and is required to perform a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and unamortized intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the fourth quarter of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by the end of fiscal 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $906.2 million at June 30, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company adopted FIN 46 and its adoption did not have an impact on the Company’s financial position or results of operations.

3.     Supplemental Financial Statement Data

        Inventories consist of the following (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$9,835	$14,182
Work-in-process	36,819	40,162
Finished goods	15,895	1,299

	$62,549	$55,643

        Goodwill and intangible assets consist of the following (in thousands):

	June 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$902,954	$--	$905,219	$--
Amortized intangible assets:
Developed technology	21,260	(2,249)	21,260	(576)
Customer relationships	12,700	(1,281)	12,700	(328)
Other	122	(45)	122	(11)

	34,082	(3,575)	34,082	(915)
Unamortized intangible assets:
Trademarks	3,270	--	2,300	--

	$940,306	$(3,575)	$941,601	$(915)

Aggregate goodwill and intangible assets
amortization expense:
For the nine months ended June 30;
2003	$2,660
2002	$11,802

In accordance with SFAS No. 142, the following table provides net loss and related per share amounts for the three and nine months ended June 30, 2003 and 2002, as reported and adjusted as if the Company had ceased amortizing goodwill effective October 1, 2001.

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Reported net loss	$(6,186)	$(181,945)	$(11,350)	$(234,581)
Goodwill amortization	--	3,505	--	10,699

Adjusted net loss	$(6,186)	$(178,440)	$(11,350)	$(223,882)

Per share information:

Basic and diluted:
Reported net loss	$(0.04)	$(1.33)	$(0.08)	$(1.71)
Goodwill amortization	--	0.03	--	0.08

Adjusted net loss	$(0.04)	$(1.30)	$(0.08)	$(1.63)

Amortization expense for the three and nine months ended June 30, 2002 represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of the Philsar Bluetooth business in fiscal 2000. During the third quarter of fiscal 2002, the Company wrote off all goodwill and other intangible assets associated with the Philsar Bluetooth business (see Note 4).

        Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2003	2004	2005	2006	2007	2008
Amortization expense	$3,545	$3,511	$3,379	$3,370	$3,370	$3,370

        Long-term debt consists of the following (in thousands):

	June 30, 2003	September 30, 2002
Junior notes	$230,000	$--
Senior notes	45,000	--
Conexant Mexicali note	--	150,000
Conexant revolving credit line used	--	30,000
CDBG Grant	64	168

	275,064	180,168
Less - current maturities	64	129

	$275,000	$180,039

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company will pay interest in cash semi-annually in arrears on May 15 and November 15 of each year.

Senior notes represent the Company’s 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company’s debt refinancing with Conexant completed on November 13, 2002. These Senior notes can be converted into the Company’s common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company’s common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the Senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If the holder(s) of these Senior notes converted the notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of the Company’s stock, the Company would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), the Company will pay the principal amount of the Senior notes by issuing a number of shares of common stock equal to the principal amount of the Senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The Company may redeem the Senior notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior notes to be redeemed, plus accrued and unpaid interest. The holder(s) may require the Company to repurchase the Senior notes upon a change in control of the Company. The Company pays interest in cash on the Senior notes on the last business day of each March, June, September and December of each year. Interest on the Senior notes is not deductible for tax purposes because of the conversion feature.

The Company has a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments are due through December 2003 and represent principal plus interest at 5 percent of the unamortized balance.

Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2005	45,000
2006	--
2007	--
2008	230,000

$275,000

4.     Asset Impairments

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

The Company experienced a severe decline in factory utilization at its Mexicali facility for non-wireless products and projected decreasing revenues and new order volume. Management believed these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant and modest volume increases consistent with management’s view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management’s decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

During the third quarter of fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with its acquisition of Philsar Semiconductor Inc. (“Philsar”) in fiscal 2000. Philsar was a developer of radio frequency semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and radio frequency components for third-generation digital cellular handsets. Management determined that the Company would not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line was discontinued and the employees associated with the product line were either severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition were impaired.

5.     Restructuring Charge

During fiscal 2002, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The cost reduction initiatives included workforce reductions through severance programs and the consolidation of certain facilities. The Company recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. In the second quarter of fiscal 2003, the Company continued its cost reduction initiatives to provide for further workforce reductions and the consolidation of additional facilities. The costs and expenses associated with the restructuring activities are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2002 and 2003 restructuring actions are as follows (in thousands):

	Fiscal 2002 Workforce Reductions	Fiscal 2002 Facility Closings and Other	Fiscal 2003 Workforce Reductions	Fiscal 2003 Facility Closings and Other	Total
Charged to costs and expenses	$2,923	$97	$--	$--	$3,020
Cash payments	(2,225)	(13)	--	--	(2,238)

Restructuring balance, September 30, 2002	$698	$84	$--	$--	$782
Charged to costs and expenses (recovery)	(16)	--	1,890	1,405	3,279
Cash payments	(682)	(19)	(1,864)	(493)	(3,058)

Restructuring balance, June 30, 2003	$--	$65	$26	$912	$1,003

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. At June 30, 2003, this balance was $2.5 million and primarily relates to payments on a lease that expires February 28, 2008.

6.     Purchased In-Process Research and Development

During the first nine months of fiscal 2002, the Company recorded charges totaling $65.5 million for the fair value of purchased in-process research and development (“IPRD”) in connection with the Merger. The charges represent the estimated fair values of the portion of IPRD projects that had been completed by Alpha at the time of the Merger.

7.     Segment Information

The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

8.     Computation of Earnings Per Share

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(6,186)	$(181,945)	$(11,350)	$(234,581)

Weighted average shares outstanding - basic	138,729	137,368	138,255	137,368
Effect of dilutive stock options and warrant	--	--	--	--

Weighted average shares outstanding - diluted	138,729	137,368	138,255	137,368

Basic and diluted net loss per share	$(0.04)	$(1.33)	$(0.08)	$(1.71)

Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 33.4 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and nine months ended June 30, 2003 because their effect would have been anti-dilutive. Stock options exercisable into approximately 31.8 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and nine months ended June 30, 2002 because their effect would have been anti-dilutive.

9.     Offer to Exchange Outstanding Stock Options

Pursuant to an exchange offer dated June 16, 2003 (the “Exchange Offer”), the Company offered a stock option exchange program to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, giving them the right to tender outstanding stock options with an exercise price of $13.00 per share or more in exchange for new options to be issued six months and one day after the close of the Exchange Offer. On July 3, 2003, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 5,328,085 shares of the Company’s common stock. These stock options were cancelled as of that date. The Company expects that it will issue, on January 5, 2004, new options to purchase approximately 3,567,574 shares of the Company’s common stock with an exercise price at fair market value in exchange for the options cancelled in connection with the offer. The Exchange Offer qualifies for fixed accounting and thus the Company does not expect to recognize compensation expense in connection with the grant of the replacement options pursuant to the Exchange Offer.

10.     Commitments

The Company has various operating leases primarily for computer equipment and buildings. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2003	$2,009
2004	6,799
2005	5,624
2006	4,755
2007	4,457
Thereafter	11,653

$35,297

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc., (“Jazz Semiconductor”) the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is initially committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. During the term of these agreements, the Company’s unit cost of goods supplied by Jazz Semiconductor will continue to be affected by the level of utilization of the wafer fabrication facility and other factors outside the Company’s control. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $13 million for the remaining three months of fiscal 2003, $39 million and $13 million in fiscal 2004 and 2005, respectively. At September 30, 2002, the Company estimated that its obligation under these supply agreements would result in excess costs of approximately $4.8 million, which was recorded as a liability and charged to cost of sales in fiscal 2002. During the first quarter of fiscal 2003, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

11.     Contingencies

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

12.     Guarantees

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

13.     Subsequent Events

On August 11, 2003 the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or prefferred shares, warrants or any combination thereof. This registration statement, when effective, will provide the Company with greater flexibility and access to capital in the future. Although the Company has no immediate plans to issue securities under the shelf registration statement, after the registration statement becomes effective, the Company may from time to time issue securities thereunder for general corporate purposes.

In the fourth quarter of fiscal 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that will be consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. Any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement will be recorded as interest expense in the Company’s consolidated results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of August 11, 2003, Skyworks USA has borrowed $36.8 million under this agreement.

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

Overview

Skyworks Solutions, Inc. (the “Company” or “Skyworks”) is a leading wireless semiconductor company focused on providing front-end modules, components, radio frequency (“RF”) subsystems and complete system solutions to wireless handset and infrastructure customers worldwide. We offer a comprehensive family of components and RF subsystems, and also provide complete antenna-to-microphone semiconductor solutions that support advanced 2.5G and 3G services. Skyworks began operations as a combined company on June 25, 2002, following the completion of the merger (the “Merger”) between Alpha Industries, Inc. (“Alpha”) and the wireless business of Conexant Systems, Inc. (“Conexant”). Immediately following the Merger, the Company purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”) for $150 million. References to the Washington business refer to the wireless communications business spun off by Conexant and merged with Alpha in the Merger. The Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.

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

The Company’s fiscal year ends on the Friday closest to September 30. For presentation purposes, references made to the periods ended June 30, 2003, September 30, 2002 and June 30, 2002 relate to the actual fiscal 2003 third quarter ended June 27, 2003, the actual fiscal year ended September 27, 2002 and the actual fiscal 2002 third quarter ended June 28, 2002, respectively.

We have entered into agreements with Conexant providing for the supply to us of transition services by Conexant and for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We have also entered into agreements with Conexant and Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and the Carlyle Group (“Jazz Semiconductor”), providing for the supply to us of silicon-based wafer fabrication, wafer probe and certain other services by Jazz Semiconductor. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility. We also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 27, 2002 as filed with the SEC.

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

Results of Operations

Three and Nine Months Ended June 30, 2003 and 2002

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.7	82.2	60.5	78.7

Gross margin	37.3	17.8	39.5	21.3
Operating expenses:
Research and development	24.3	28.0	24.3	31.1
Selling, general and administrative	13.1	9.2	13.5	10.5
Amortization	0.7	3.2	0.7	3.8
In-process research and development	--	58.0	--	21.3
Special charges	--	101.6	--	37.4

Total operating expenses	38.1	200.0	38.6	104.1

Operating income (loss)	(0.8)	(182.2)	0.9	(82.8)
Interest expense	(3.4)	(0.01)	(3.4)	--
Other income (expense), net	0.2	--	0.4	--

Loss before income taxes	(3.9)	(182.3)	(2.1)	(82.8)
Provision (credit) for income taxes	0.2	(21.3)	0.3	(6.4)

Net loss	(4.1)%	(161.0)%	(2.4)%	(76.4)%

General

Our results of operations for the three and nine months ended June 30, 2002 are representative of only Washington/Mexicali’s business prior to the Merger (June 25, 2002) and represent the results of operations of the combined Company for the three days following completion of the Merger. Results of operations prior to June 25, 2002 do not include the historical financial results of Alpha because the Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree.

Net Revenues

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2003	Change	2002	2003	Change	2002
Net revenues	$150,199	32.9%	$112,980	$467,757	52.3%	$307,096

Net revenues increased for the three and nine months ended June 30, 2003 when compared to the same periods in 2002 primarily as the result of renewed demand for our wireless product portfolio, market share growth and the exclusion of Alpha’s revenues for periods prior to the Merger. More specifically, increased sales of GSM products, including power amplifier modules and complete cellular systems and increased demand for our power amplifier modules for CDMA and TDMA applications from a number of our key customers contributed to higher net revenues for the three and nine month periods ended June 30, 2003. Since the Merger, we have also expanded our customer base and geographical market presence resulting in higher revenues for the three and nine months ended June 30, 2003. These increases in net revenues for the three and nine months ended June 30, 2003 when compared to the same periods in 2002 were partially offset by the adverse affects of changes in our revenue mix and lower CDMA handset subsidies in Korea.

Gross Margin

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2003	Change	2002	2003	Change	2002
Gross margin:	$56,078	179.5%	$20,063	$184,717	182.2%	$65,450
% of net revenues	37.3%		17.8%	39.5%		21.3%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs, warranties and sustaining engineering expenses pertaining to products sold. Cost of goods sold for the three and nine months ended June 30, 2002 also includes allocations from Conexant of manufacturing cost variances, process engineering and other manufacturing costs, which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin for the three and nine month periods ended June 30, 2003 compared to the same periods in 2002 reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of the Mexicali facility assets in the third quarter of 2002. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin.

Gross margin for the nine months ended June 30, 2003 was also favorably affected by $4.8 million when we reevaluated our obligation under a wafer fabrication supply agreement with Conexant and reduced our liability and cost of sales in the first quarter of fiscal 2003. Pursuant to the terms of wafer supply agreements with Conexant and Jazz Semiconductor, we are initially committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. As of June 30, 2003, we expect to meet all of these purchase obligations. Our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

At September 30, 2002, we continued to hold approximately $5.4 million of inventories which had been written down to a zero cost basis in fiscal 2001. The inventory write-downs recorded in fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our radio frequency components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter. During the first quarter of fiscal 2003, gross margin benefited by approximately $2.7 million as a result of the sale of inventories having a historical cost of $2.7 million that had been written down to a zero cost basis during fiscal year 2001. In addition, approximately $1.0 million and $1.7 million of inventories that were carried at zero cost basis were scrapped during the first and second quarter of fiscal 2003, respectively. As of June 30, 2003, we no longer held inventories which were written down to a zero cost basis in fiscal 2001.

Research and Development

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2003	Change	2002	2003	Change	2002
Research and development:	$36,428	15.1%	$31,653	$113,838	19.3%	$95,454
% of net revenues	24.3%		28.0%	24.3%		31.1%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Research and development expenses for the three and nine month periods ended June 30, 2002 also include allocated costs for shared research and development services provided by Conexant, principally in the areas of advanced semiconductor process development, design automation and advanced package development, for the benefit of several of Conexant’s businesses.

The increase in research and development expenses for the three and nine month periods ended June 30, 2003 represents our commitment to design new products and processes and address new opportunities to meet our customers’ demands. We have expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets. The increase in research and development expenses for the three and nine month periods ended June 30, 2003 when compared to the corresponding periods in the previous year is also related to our research and development expenses representing those of the combined company after the Merger whereas those expenses for the same periods in 2002 are representative of only Washington/Mexicali prior to June 25, 2002.

Selling, General and Administrative

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2003	Change	2002	2003	Change	2002
Selling, general and administrative:	$19,711	89.9%	$10,380	$63,198	96.9%	$32,103
% of net revenues	13.1%		9.2%	13.5%		10.5%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, real estate, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from Conexant for the three and nine month periods ended June 30, 2002 for a variety of these shared functions.

The increase in selling, general and administrative expenses for the three and nine month periods ended June 30, 2003 when compared to the corresponding periods in the previous year is primarily related to our selling, general and administrative expenses representing those of the combined company after the Merger whereas those expenses for the same periods in 2002 are representative of only Washington/Mexicali prior to June 25, 2002. In addition, we recorded approximately $2.9 million related to restructuring actions during the second quarter of fiscal 2003.

Amortization

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2003	Change	2002	2003	Change	2002
Amortization:	$1,075	(70.0)%	$3,579	$3,310	(72.0)%	$11,802
% of net revenues	0.7%		3.2%	0.7%		3.8%

Amortization expense for the three and nine months ended June 30, 2003 primarily represents the amortization of intangible assets related to technology and customer relationships acquired in the Merger. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the three and nine months ended June 30, 2002 primarily represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of the Philsar Bluetooth business in fiscal 2000. We wrote off all goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business in the third quarter of fiscal 2002.

We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we are required to perform a transitional impairment test for goodwill and intangible assets that have indefinite useful lives. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We completed step one and determined that our goodwill and unamortized intangible assets are impaired. Accordingly, we expect to record a significant transitional impairment charge in the fourth quarter of fiscal 2003. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. This step must be completed by the end of fiscal 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $906.2 million at June 30, 2003.

Purchased In-Process Research and Development

During the first nine months of fiscal 2002, we recorded charges totaling $65.5 million for the fair value of purchased in-process research and development (“IPRD”) in connection with the Merger. The charges represent the estimated fair values of the portion of IPRD projects that had been completed by Alpha at the time of the Merger.

Asset Impairments

During the third quarter of fiscal 2002, we recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on our current and projected outlook.

We experienced a severe decline in factory utilization at our Mexicali facility for non-wireless products and projected decreasing revenues and new order volume. Management believed these factors indicated that the carrying value of the assembly and test machinery and equipment and related facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Mexicali facility over a ten-year period. The estimated future cash flows were based on a gradual phase-out of services sold to Conexant and modest volume increases consistent with management’s view of the outlook for the business, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management’s decision to reduce capital expenditures for future capacity expansion. Since the estimated undiscounted cash flows were less than the carrying value (approximately $100 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 24%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. We believe the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets.

During the third quarter of fiscal 2002, we recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our fiscal 2000 acquisition of the Philsar Bluetooth business. Management determined that the technology associated with the Philsar Bluetooth business would no longer be supported. Accordingly, this product line was discontinued and the employees associated with the product line have either been severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition had been impaired.

Interest Expense

Interest expense for the three and nine months ended June 30, 2003 is primarily related to a combination of the $150 million note with Conexant for the Mexicali facility purchase, borrowings under our revolving credit facility with Conexant and the subsequent refinancing of such debt with Conexant, whereby we issued an aggregate of $275 million of notes to repay most of our obligations to Conexant in addition to providing funds for working capital needs. At June 30, 2003, our long-term debt consists of $230 million of 4.75 percent unsecured convertible notes due November 2007, $45 million of 15% unsecured convertible notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program due December 2003 at an interest rate of 5%. Our short-term debt on June 30, 2003 consists of the current portion of the loan under the CDBG program.

Other Income, Net

Other income, net is comprised primarily of interest income on invested cash balances, gains and losses on the sale of assets, foreign exchange gains and losses and other non-operating income and expense items.

Provision (Credit) for Income Taxes

The net operating loss carryforwards and other tax benefits relating to the historical operations of Washington were retained by Conexant in the spin-off transaction, and will not be available to be utilized in our future separate tax returns. As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our Mexicali Operations in the post-spin-off period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of June 30, 2003, we have established a valuation allowance against all of our net U.S. deferred tax assets. Because our foreign operations primarily report taxable income on a cost plus basis, the foreign tax expense for the three and nine months ended June 30, 2003 has been calculated based on the year to date income, rather than on annualized effective tax rate, as this is the best estimate of the interim period tax expense. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision (credit) for income taxes for the three and nine months ended June 30, 2003 and the corresponding periods in 2002 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 and September 30, 2002 totaled $65.2 million and $53.4 million, respectively. Working capital at June 30, 2003 was approximately $154.0 million compared to $79.8 million at September 30, 2002. Annualized inventory turns were approximately 6.1 for the nine months ended June 30, 2003 compared to 6.9 for the fourth quarter of fiscal 2002. Additionally, days sales outstanding included in accounts receivable were approximately 79 days for the nine months ended June 30, 2003 compared to approximately 57 days for the fourth quarter of fiscal 2002.

Cash used in operating activities was $43.2 million for the nine months ended June 30, 2003, reflecting a net loss of $11.4 million, offset by non-cash charges, primarily depreciation, amortization, and contribution of common shares to our savings and retirement plans of $37.3 million and a net decrease in the components of working capital of approximately $69.2 million, including $40.0 million of merger-related expense payments. As of June 30, 2003, substantially all amounts accrued for merger-related expenses have been paid.

Cash used in investing activities for the nine months ended June 30, 2003 consisted of capital expenditures of $32.9 million partially offset by $1.9 million of proceeds from fixed asset sales. The capital expenditures for the nine months ended June 30, 2003 represent our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. A focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.

Cash provided by financing activities for the nine months ended June 30, 2003 principally consisted of the net impact of our private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. These subordinated notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million debt to Conexant relating to the purchase of the Mexicali Operations to and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with our prepayment of $105 million of the $150 million debt owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance was exchanged for new 15 percent convertible senior subordinated notes with a maturity date of June 30, 2005. These senior subordinated notes can be converted into our common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of our common stock. Based on this adjustable conversion price, we expect that the maximum number of shares that could be issued under the senior subordinated notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Following is a summary of consolidated debt, purchase obligations and lease obligations at June 30, 2003 (in thousands):

Obligation	Total	1-3 years	4-5 Years	Thereafter

Debt	$275,064	$45,064	$230,000	$--
Purchase obligations	64,384	64,384	--	--
Operating leases	35,297	14,432	9,212	11,653

	$374,745	$123,880	$239,212	$11,653

In the fourth quarter of fiscal 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that will be consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement will be recorded as interest expense in our results of operations. We perform collections and administrative functions on behalf of Skyworks USA. As of August 11, 2003, Skyworks USA has borrowed $36.8 million under this agreement.

Based on our results of operations for the nine months ended June 30, 2003 and current trends, and after giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007, our debt refinancing with Conexant, and our Facility Agreement, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other cash requirements for at least the next twelve months.

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

We may need to obtain sources of financing in the future. After giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007, our debt refinancing with Conexant and our Facility Agreement, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

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

Under supply agreements entered into with Conexant and Jazz Semiconductor we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are initially committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $13 million for the remaining three months of fiscal 2003, $39 million and $13 million in fiscal 2004 and 2005, respectively.

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
        o intellectual property disputes;
         o seasonal customer demand;
        o the timing of receipt, reduction or cancellation of significant orders by customers; and
        o the timing and extent of product development costs.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, we are in discussions with a third party who claims we are infringing certain of its intellectual property rights. The third party has filed a complaint in this matter but, through joint stipulations between the parties, has not yet served Skyworks with the complaint. Although we believe that these claims are without merit, we are in discussions with this party to avoid litigation. The third party has indicated its willingness to resolve these claims without litigation. If this third party were to proceed with litigation, we are prepared to vigorously defend against these claims. Moreover, we believe that the patent infringement claims if successfully asserted would impact only a limited number of our RF IC product line, which presently accounts for less than 5% of our annualized revenues.

Any litigation to determine the validity of claims that our products infringe or may infringe intellectual property rights of another, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

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

In addition, it is expected that the interest payments we are required to make on our $45 million principal amount of 15% convertible subordinated notes due June 30, 2005 originally issued to Conexant will not be deductible for tax purposes. Our inability to offset our interest expense from these notes against other income may increase our tax liability currently and in future years.

Further, the terms of these senior subordinated notes require us to pay the principal due at the maturity date or upon certain acceleration events in a number of shares of our common stock equal to the principal due at such time divided by the applicable conversion price on such date. If the fair market value of our common stock on such date is less than the applicable conversion price, we may recognize cancellation of indebtedness income for tax purposes equal to the excess of the principal amount of these notes due at such time over the fair market value of the common stock issued by us to satisfy our obligations under these notes.

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

We have adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This policy requires us to evaluate the goodwill and intangible assets that we report on our balance sheet for potential impairment using a fair value method. The goodwill impairment test is a two-step process. The Company completed step one and has determined that its goodwill and unamortized intangible assets are impaired. Accordingly, the Company expects to record a significant transitional impairment charge in the fourth quarter of fiscal 2003. The carrying value of goodwill and unamortized intangible assets, subject to the transitional impairment test, is approximately $906.2 million at June 30, 2003.

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

For so long as our $230 million aggregate principal amount of 4.75 percent convertible subordinated notes remain outstanding, we will have debt service obligations on such notes of approximately $10,925,000 per year in interest payments. In addition, we will have debt service obligations on our $45 million principal amount of 15 percent convertible senior subordinated notes due June 30, 2005 originally issued to Conexant of approximately $6,750,000 per year. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2003, the carrying value of our cash and cash equivalents approximates fair value.

The Company has issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the three and nine months ended June 30, 2003 the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007, $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005 and a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program due December 2003 at an interest rate of 5 percent. Our short-term debt on June 30, 2003 consists of the current portion of the loan under the CDBG program. We do not believe that we have significant cash flow exposure on our short-term or long-term debt.

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

ITEM 6     Exhibits and Reports on Form 8-K

(a)     Exhibits

Number	Description
10.a 10.b 10.c 99	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, National Association. *

Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc. *

Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company. *

Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*     Filed Herewith.

(b)     Reports on Form 8-K

The Company filed, on April 16, 2003, a current report on Form 8-K furnishing one exhibit: a Press Release announcing the Company’s financial results for the three and six month periods ended March 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003

SKYWORKS SOLUTIONS, INC.

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

Date: August 11, 2003

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

Date: August 11, 2003

/s/ Paul E. Vincent
Paul E. Vincent
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Number	Description
10.a 10.b 10.c 99	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, National Association. *

Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc. *

Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company. *

Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*     Filed Herewith.