Form 10-K
period 2003-09-27
SKYWORKS SOLUTIONS INC
filed 2003-12-22
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2003

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

Common Stock, $.25 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[X] Yes [ ] No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2003)) was approximately $913 million. Shares of common stock held by each executive officer and director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 28, 2003 was 148,746,520.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report incorporates by reference certain information contained in the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held March 10, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after October 3, 2003 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

The Exhibit Index is located on page 87
Page 1 of 87 pages.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 3, 2003

Skyworks, Breakthrough Simplicity, the star design logo, DCR, iPAC, LIPA, Lynx, Pegasus, Polar Loop, Single Package Radio, SPR, System Smart, and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the U.S. and in other countries. All other brands and names listed are trademarks of their respective companies.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.

PART l

ITEM 1.     BUSINESS

SUMMARY

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a leading wireless semiconductor company focused exclusively on radio frequency (“RF”) and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to leading wireless handset and infrastructure customers.

From the power amplifier, through the radio and to the baseband, we have developed one of the industry’s broadest product portfolios including leadership switches and power amplifier modules. Additionally, we offer a highly integrated direct conversion transceiver and have launched a comprehensive cellular system for next generation handsets.

With our extensive product portfolio and significant systems-level expertise, Skyworks is the ideal partner for both top-tier wireless manufacturers and new market entrants who demand simplified architectures, faster development cycles and fewer overall suppliers.

Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002. Immediately following the Merger, the Company purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). Shortly thereafter, Alpha changed its corporate name to Skyworks Solutions, Inc. We are headquartered in Woburn, Massachusetts, and have executive offices in Irvine, California. We have design, engineering, manufacturing, marketing, sales and service facilities throughout North America, Europe, and the Asia/Pacific region. Our Internet address is www.skyworksinc.com. We make available on our Internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). The information contained in our website is not incorporated by reference in this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

We believe that the wireless industry is on the verge of another substantial growth cycle. Traditional voice services offered by wireless carriers are being rapidly supplemented or augmented by the emergence of the next-generation wireless technologies and WiFi-based (802.11) wireless data applications. All of these new technologies are geared to make high-speed wireless data available on handset, PDA, notebook and other platforms in a variety of environments.

The cellular handset market has grown significantly over the past five years despite the broad technology slowdown in 2001 and 2002. According to market research firm EMC, handset sales have increased by approximately 300% from 1997 to 2002 with volume reaching 400 million units in 2002. Exiting 2002, the worldwide penetration rate of wireless services was at 18% and is expected to climb to 28% by 2005. This increased penetration implies that approximately 650 million new subscribers will begin using wireless services over the next three years, approaching the 1.8 billion worldwide subscriber mark in 2005 – roughly a fourth of the world’s population.

In parallel, handset growth is being driven by replacement units purchased by existing subscribers as carriers introduce updated models, smaller form factors, added features and new applications. In particular, color displays and camera phones are expected to be two major growth drivers in the coming years. According to the Shosteck Group, sales of color-display phones will increase from roughly 85 million units in 2002 to over 350 million units by 2005. Meanwhile, handsets with built-in cameras are forecasted to increase from 20 million units in 2002 to almost 250 million units by 2005. These new wireless phones will also feature higher data rate services driven by 2.5G and 3G standards such as GPRS, CDMA 2000, EDGE and WCDMA. According to EMC, the combination of new subscriber additions and higher replacement rates is expected to drive total handset sales from 400 million units in 2002 to approximately 544 million units in 2005.

In response to this rapidly growing market, handset original equipment manufacturers, or OEMs, are significantly shortening product development cycles, seeking simplified architectures and streamlining manufacturing processes. Traditional OEMs are shifting to low-cost suppliers around the world. In turn, original design manufacturers, or ODMs, and contract manufacturers, who lack RF and systems-level expertise, are entering the high-volume mobile phone market to support OEMs as well as to develop handset platforms of their own. ODMs and contract manufacturers seek to manage low-cost handset manufacturing and assembly, freeing OEMs to focus on marketing and distribution aspects of their business. Established handset manufacturers and new market entrants alike are demanding complete semiconductor system solutions that include the RF system, all baseband processing, protocol stack and user interface software, plus comprehensive reference designs and development platforms. With these solutions, traditional handset OEMs can accelerate time-to-market cycles with lower investments in engineering and system design. These solutions also enable ODMs to enter the high volume handset market without requiring significant investments in RF and systems-level expertise.

Similarly, cellular and personal communications services network operators are developing and deploying next generation services. These service providers are incorporating packet-switching capability in their networks to deliver data communications and Internet access to digital cellular and other wireless devices. Over the long term, service providers are seeking to establish a global network that can be accessed by subscribers at any time, anywhere in the world and that can provide subscribers with multimedia services. To meet this goal, OEMs that supply wireless infrastructure base stations to network operators are increasingly relying on mobile communications semiconductor suppliers that can provide highly integrated RF and mixed signal processing functionality.

Additionally, as service providers migrate cellular subscribers to data intensive next generation applications, base stations that transmit and receive signals in the backbone of cellular and personal communications services systems will be under further capacity constraints. To meet the related demand, OEMs will be challenged to increase base station transceiver performance and functionality, while reducing size, power consumption and overall system costs.

We believe that these market trends create a potentially significant opportunity for a broad-based wireless semiconductor supplier with a comprehensive product portfolio supported by specialized wireless manufacturing process technologies and a full range of systems-level expertise.

BUSINESS OVERVIEW

Skyworks is a leading wireless semiconductor company focused exclusively on RF and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to leading wireless handset and infrastructure customers.

Skyworks possesses a broad wireless technology capability and one of the most complete wireless communications product portfolios, coupled with customer relationships with virtually all major handset and infrastructure manufacturers. Our product portfolio includes almost every key semiconductor found within a digital cellular handset.

The following diagram illustrates our products that are used in a digital cellular handset:

Front End Modules — PA Modules are increasingly integrating band-select switches, t/r switches, diplexers, filters and other components to create a single chip front end solution

o	Switch: performs the transmit and receive switching as well as band switching for cellular handsets
o	Power Amplifier (“PA”) Module: amplifies signal to provide sufficient energy to reach a base station

RF Subsystems/SPR™ Solution: combines the transceiver, PA and associated controller, SAW filters, and a switchplexer module that includes switches and low-pass filters in a compact 13x13mm MCM package

o	Receiver (“Rx”): receives the RF signal from the antenna, down-converts the signal and delivers it to the baseband
o	Transmitter (“Tx”): transmits the RF signal to the PA Module
o	DCR Transceiver (“Tx/Rx”): encompasses the complete RF transmit and receive functions

Complete Cellular Systems

o	Hardware: includes all the RF devices referenced above, as well as baseband processors that handle mixed-signal functions (converting analog signals to digital) and ARM/DSP digital devices that act as the cellular handset’s central processor
o	Software: complete handset software with protocol stack and customizable user interface ("MMI")
o	Worldwide Development Support: comprehensive layout, integration, factory and field test; necessary to bring new entrants to market quickly

Skyworks also offers a broad product portfolio addressing next-generation wireless infrastructure applications, including amplifier drivers, ceramic resonators, couplers and detectors, filters, synthesizers and front-end receivers. These components support a variety of RF and mixed signal processing functions within the wireless infrastructure.

We have a comprehensive RF and mixed signal processing and packaging portfolio, extensive circuit design libraries and a proven track record in component and system design. We believe that these capabilities position us to address the growing need of wireless infrastructure manufacturers for base station products with increased transceiver performance and functionality with reduced size, power consumption and overall system costs.

THE SKYWORKS ADVANTAGE

o	Best-in-Class Wireless Semiconductor and Systems Portfolio
o	Market Leadership in Key Product SegmentsCommitment to Technology Innovation
o	Commitment to Technology Innovation
o	Continuously Developing Unique Component and System Solutions
o	World-Class Manufacturing Capabilities and Scale

OUR STRATEGY

Skyworks’ vision is to become the premier supplier of wireless semiconductor solutions. Key elements in our strategy include:

Leveraging Core Technologies

Skyworks deploys technology building blocks such as radio frequency integrated circuits, analog/mixed-signal processing cores and digital baseband engines as well as software across multiple product platforms. We believe that this approach creates economies of scale in research and development and facilitates a reduction in the time to market for key products.

Increasing Integration Levels

High levels of integration enhance the benefits of our products by reducing production costs through the use of fewer external components, reduced board space and improved system assembly yields. By combining all of the necessary communications functions for a complete system solution, Skyworks can deliver additional semiconductor content, thereby offering existing and potential customers more compelling and cost-effective solutions.

Capturing an Increasing Amount of Semiconductor Content

We enable our customers to start with individual components as necessary, and then migrate up the product integration ladder. We believe that our highly integrated solutions will enable these customers to speed their time to market while focusing their resources on product differentiation through a broader range of more sophisticated, next-generation features.

Diversifying Customer Base

Skyworks supports virtually every wireless handset OEM including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony/Ericsson and LG Electronics, Inc. as well as emerging ODMs and contract manufacturers such as BenQ, Compal, Flextronics and Quanta. With the industry’s move towards outsourcing, we believe that we are particularly well-positioned to address the growing needs of new market entrants who seek RF and system-level integration expertise.

Delivering Operational Excellence

The Skyworks operations team leverages world-class manufacturing technologies and enables highly integrated modules as well as system-level solutions. Skyworks will vertically integrate where it can differentiate or will otherwise enter alliances and partnerships for leading-edge capabilities. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. We are focused on achieving the industry’s shortest cycle times, highest yields and ultimately the lowest cost structure.

MARKETING AND DISTRIBUTION

Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all major market regions. In some markets we supplement our direct sales effort with independent manufacturers’ representatives, assuring broader coverage of territories and customers. We also utilize distribution partners, some of which are franchised globally with others specific to North American markets.

We maintain an internal marketing organization that is responsible for developing sales and advertising literature, print media such as product announcements and catalogs, as well as a variety of web-based content. Skyworks’ sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of a new program. This partnership allows our team to facilitate customer-driven solutions, which leverage the unique strength of our portfolio while providing high value and greatly reduced time to market.

We believe that the technical and complex nature of our products and markets demands an extraordinary commitment to close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, purchasing and project management. We also employ a collaborative approach in developing these partnerships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.

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

CUSTOMERS

During fiscal year 2003, Samsung Electronics Co. and Motorola, Inc. accounted for 15% and 11%, respectively, of the Company’s total net revenues. During fiscal year 2002, Samsung Electronics Co. and Motorola, Inc. accounted for 35% and 11%, respectively, of the Company’s total net revenues. As of September 30, 2003 Samsung Electronics Co. accounted for approximately 18% of the Company’s gross accounts receivable. The foregoing percentages are based on sales representing the wireless business of Conexant’s sales for the fiscal year 2002 up to the time of the Merger, and sales of the combined company for the post-Merger period from June 26, 2002 through the end of the fiscal year and for fiscal 2003.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or are licensed under numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms and processes. We cannot guarantee that these efforts will meaningfully protect our intellectual property, and others may independently develop substantially equivalent proprietary technologies, devices, algorithms or processes. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. We believe that our technological position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

COMPETITIVE CONDITIONS

We compete on the basis of time to market; new product innovation; overall product quality and performance; price; compliance with industry standards; strategic relationships with customers; and protection of our intellectual property. Certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our customers, resellers, suppliers or other third parties. These relationships may affect our customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot provide assurances that we will be able to compete successfully against current and potential competitors.

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

Our research and development expenditures for fiscal 2003, 2002 and 2001 were $151.8 million, $132.6 million and $111.1 million, respectively.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. Consequently, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services against long-term agreements or on individual purchase orders. We do not carry significant inventories and have a limited number of long-term supply contracts with our suppliers. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

Under supply agreements entered into with Conexant and Jazz Semiconductor, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtain certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $39 million and $13 million in fiscal 2004 and 2005, respectively.

BACKLOG

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment with little or no penalty, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels.

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

We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

CYCLICALITY; SEASONALITY

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change. Product obsolescence, price erosion, evolving technical standards, and shortened product life cycles may contribute to wide fluctuations in product supply and demand. These and other factors, together with changes in general economic conditions, may cause significant upturns and downturns in the industry, and in our business. We have experienced periods of industry downturns characterized by diminished product demand, production overcapacity, excess inventory levels and accelerated erosion of average selling prices. These factors may cause substantial fluctuations in our revenues and our operational performance. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

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

GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
United States	$87,691	$72,185	$63,948
Other Americas	69,559	4,615	5,455

Total Americas	157,250	76,800	69,403

South Korea	157,772	237,681	142,459
Other Asia-Pacific	218,817	114,974	23,898

Total Asia-Pacific	376,589	352,655	166,357
Europe, Middle East and Africa	83,950	28,314	24,691

	$617,789	$457,769	$260,451

Our revenues by geography do not necessarily correlate to end handset demand by region. For example, if we sell a power amplifier module to a customer in South Korea, we record the sale within the South Korea account although that customer, in turn, may integrate that module into a product sold to a service provider (its customer) in Africa, China, Europe, the Middle East, the Americas or within South Korea.

Long-lived assets by geographic area are as follows (in thousands):

	September 30,
	2003	2002
United States	$101,871	$109,975
Mexico	21,223	30,427
Other	4,671	3,371

	$127,765	$143,773

EMPLOYEES

As of October 3, 2003, the Company employed approximately 3,800 persons. Approximately 1,100 employees in Mexico are covered by collective bargaining agreements.  We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

ITEM 2.     PROPERTIES

We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. We own and lease approximately 900,000 square feet and 100,000 square feet, respectively, of office and manufacturing space. In addition, we lease approximately 430,000 square feet of sales office and design center space with approximately 22% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities measuring 50,000 square feet or more:

Location	Owned/Leased	Primary Function
Woburn, Massachusetts	Owned	Corporate headquarters, manufacturing
Irvine, California	Leased	Office space and design center
Newbury Park, California	Owned	Manufacturing and office space
Newbury Park, California	Leased	Design center
Adamstown, Maryland	Owned	Manufacturing and office space
Mexicali, Mexico	Owned	Assembly and test facility
Haverhill, Massachusetts	Owned	Vacant - building and land held for sale

We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.

Certain of our facilities, including our California and Mexico facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities.

ITEM 3.     LEGAL PROCEEDINGS

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

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, we are in discussions with Qualcomm Incorporated regarding claims each of us have filed and served against the other in the United States District Court for Southern District of California asserting violations of certain of our respective intellectual property rights. The purpose of these discussions is to arrive at a business resolution that avoids protracted litigation for both parties. We believe their claims are without merit and if we are not successful resolving this matter outside of litigation, we are prepared to vigorously defend against their claims and fully prosecute our claims against them.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 3, 2003.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The merger of the wireless business of Conexant with Alpha and the acquisition of the Mexicali Operations (“Washington/Mexicali”) was completed on June 25, 2002. Market price range information for periods on and after June 26, 2002 reflects sale prices for the common stock of the combined company, and market price range information for all periods on and prior to June 25, 2002 reflects prices for the common stock of Alpha on the Nasdaq National Market under the symbol “AHAA”. Washington/Mexicali was not publicly traded prior to the Merger. The number of stockholders of record of Skyworks’ common stock as of November 28, 2003 was approximately 38,931.

	High	Low
Fiscal year ended October 3, 2003:
First quarter	$12.73	$4.00
Second quarter	9.57	5.96
Third quarter	8.10	4.94
Fourth quarter	12.28	6.52
Fiscal year ended September 27, 2002:
First quarter	$31.84	$15.64
Second quarter	24.24	14.05
Third quarter, until June 25, 2002	17.54	5.22
Third quarter, on and after June 26, 2002	6.00	4.71
Fourth quarter	6.00	2.89

Neither Skyworks nor its corporate predecessor, Alpha, have paid cash dividends on common stock since an Alpha dividend made in fiscal 1986, and Skyworks does not anticipate paying cash dividends in the foreseeable future. Our expectation is to retain all of our future earnings, if any, to finance future growth.

RECENT SALES OF UNREGISTERED SECURITIES

On June 25, 2002, in connection with the Merger, the Company issued to Jazz Semiconductor, Inc. a warrant to purchase 1,017,900 shares of the Company’s common stock at a price of $24.02 per share. This warrant is exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. This warrant was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Company did not receive any cash proceeds from the issuance of this warrant.

On December 12, 2002, the Company issued 46,211 shares of its common stock to Skyworks Technologies, Inc (“STI”) in connection with the settlement of an outstanding complaint filed by STI alleging trademark infringement, false designation of origin, unfair competition, and false advertising by the Company. The settlement agreement entered into with STI required that the Company issue such shares to STI and that STI release of all of its pending claims against the Company, as well as arranged for mutual coexistence using the name “Skyworks.” The common stock was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The common stock issued in this transaction has been registered for resale pursuant to an effective registration statement on Form S-3. The Company did not receive any cash proceeds from the issuance of this common stock.

On November 12, 2002, the Company sold $230 million aggregate principal amount of its 4.75 percent convertible subordinated notes due November 15, 2007 (the “Junior Notes”), in a private placement pursuant to Section 4(2) of the Securities Act, at a purchase price equal to 100 percent of the principal amount at maturity of the notes, resulting in net proceeds to the Company of approximately $222.6 million. The initial purchasers, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., purchased the Junior Notes at 97 percent of the issue price and resold them in private resale transactions to qualified institutional buyers pursuant to Rule 144A of the Exchange Act of 1934, as amended. The Junior Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $9.0505 per share which is equal to 110.4911 shares per $1,000 principal amount of notes, subject to adjustment. The Junior Notes are subordinated to our existing and future senior indebtedness (including the Senior Notes discussed below). We may redeem the Junior Notes at any time after November 20, 2005. The redemption price of the Junior Notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior Notes upon a change in control of the Company.

The net proceeds from the offering of Junior Notes were principally used to retire $105 million of a $150 million note issued to Conexant for the purchase of the Mexicali Operations and to prepay $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant, dissolving the loan facility. In connection with the prepayment of $105 million of the $150 million note relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on this note was exchanged, in a private placement to Conexant pursuant to Section 3(a)(9) of the Securities Act, for an equal principal amount of new 15 percent Interim Convertible Notes due June 30, 2005 (the “Interim Notes”) with a maturity date of June 30, 2005. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

On November 25, 2002, the Company issued $45 million aggregate principal amount of 15 percent Convertible Senior Subordinated Notes due June 30, 2005 (the “Senior Notes”) to Conexant, in a private placement pursuant to Section 3(a)(9) of the Securities Act, in exchange for an equal principal amount of Interim Notes which were issued to Conexant in November 2002. The Senior Notes mature on June 30, 2005, unless earlier converted or redeemed. At maturity (including upon certain acceleration events), we will pay the principal amount of the Senior Notes by issuing a number of shares of common stock equal to the principal amount of the Senior Notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The Senior Notes are convertible at the option of the holder into shares of our common stock, at the applicable conversion price as of the related conversion date, at any time prior to maturity at an initial conversion price of $7.87 per share, subject to adjustment for certain anti-dilution events and as follows: in the event that the market price of our common stock is below the conversion price for a specified period, the Senior Notes are convertible into that number of shares of our common stock that is equal to the principal amount of the Senior Notes being converted divided by the market price of our common stock, provided that in no event will the number of shares issued exceed 125 percent of the number of shares that the holders would have received at the initial conversion price. We may redeem the Senior Notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior Notes to be redeemed, plus accrued and unpaid interest. Holders of the Senior Notes may require us to repurchase the Senior Notes upon a change in control. The Company did not receive any separate cash proceeds from the issuance of the Senior Notes.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

ITEM 6.     SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003 and fiscal years 2002 and 2001 each consisted of 52 weeks and ended on September 27, 2002 and September 28, 2001, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for the five years ended September 30, 2003 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2003 and 2002 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2003 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

Because the Merger was accounted for as a reverse acquisition, a purchase of Alpha by Washington/Mexicali, the historical financial statements of Washington/Mexicali became the historical financial statements of Skyworks after the Merger. The historical information provided below does not include the historical financial results of Alpha for periods prior to June 25, 2002, the date the Merger was consummated. The historical financial information may not be indicative of the Company’s future performance and does not reflect what the results of operations and financial position prior to the Merger would have been had Washington/Mexicali operated independently of Conexant during the periods presented prior to the Merger or had the results of Alpha been combined with those of Washington/Mexicali during the periods presented prior to the Merger.

	Fiscal Year
	2003	2002 (1)	2001 (1)	2000 (1)	1999 (1)
(In thousands)
Statement of Operations Data:
Net revenues	$617,789	$457,769	$260,451	$378,416	$216,415
Cost of goods sold (2)	380,465	331,608	311,503	270,170	134,539

Gross profit (loss)	237,324	126,161	(51,052)	108,246	81,876
Operating expenses:
Research and development	151,762	132,603	111,053	91,616	66,457
Selling, general and administrative	80,222	50,178	51,267	52,422	27,202
Amortization of intangible assets (3)	4,386	12,929	15,267	5,327	--
Purchased in-process research and development (4)	--	65,500	--	24,362	--
Special charges (5)	34,493	116,321	88,876	--	1,432

Total operating expenses	270,863	377,531	266,463	173,727	95,091

Operating loss	(33,539)	(251,370)	(317,515)	(65,481)	(13,215)
Interest expense	(21,403)	(4,227)	--	--	--
Other income (expense), net	1,317	(56)	210	142	(54)

Loss before income taxes and cumulative effect of change in accounting principle	(53,625)	(255,653)	(317,305)	(65,339)	(13,269)
Provision (benefit) for income taxes	652	(19,589)	1,619	1,140	1,646

Loss before cumulative effect of change in accounting principle	(54,277)	(236,064)	(318,924)	(66,479)	(14,915)

Cumulative effect of change in accounting principle, net of tax (6)	(397,139)	--	--	--	--

Net loss	$(451,416)	$(236,064)	$(318,924)	$(66,479)	$(14,915)

Per share information (7):
Loss before income taxes and cumulative effect of change in accounting principle	$(0.39)	$(1.72)
Cumulative effect of change in accounting principle, net of tax (6)	(2.85)	--

Net loss	$(3.24)	$(1.72)

Balance Sheet Data:
Working capital	$249,279	$79,769	$60,540	$135,649	$55,374
Total assets	1,090,668	1,346,912	314,287	501,553	291,909
Long-term liabilities	280,677	184,309	3,806	3,767	3,335
Stockholders' equity	673,175	1,014,976	287,661	466,416	275,568

(1)

The Merger was completed on June 25, 2002. Financial statements for periods prior to June 26, 2002 represent Washington/Mexicali’s combined results and financial condition. Financial statements for periods after June 26, 2002 represent the consolidated results and financial condition of Skyworks, the combined company.

(2)	In fiscal 2001, the Company recorded $58.7 million of inventory write-downs.

(3)

Amounts in fiscal 2003 primarily reflect amortization of current technology and customer relationships acquired in the Merger. Amounts in fiscal 2002, 2001 and 2000, primarily reflect amortization of goodwill and other intangible assets related to the acquisition of Philsar Semiconductor Inc. in fiscal 2000.

(4)

In fiscal 2002 and fiscal 2000, the Company recorded purchased in-process research and development charges of $65.5 million and $24.4 million, respectively, related to the Merger and the acquisition of Philsar Semiconductor Inc., respectively.

(5)

In fiscal 2003, the Company recorded special charges of $34.5 million, principally related to the impairment of assets related to the Company’s infrastructure products and certain restructuring charges. In fiscal 2002, the Company recorded special charges of $116.3 million, principally related to the impairment of the assembly and test machinery and equipment and the related facility in Mexicali, Mexico, and the write-off of goodwill and other intangible assets related to Philsar Semiconductor Inc. In fiscal 2001, the Company recorded special charges of $88.9 million, principally related to the impairment of certain wafer fabrication assets and restructuring activities.

(6)

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. As a result of this adoption, the Company performed a transitional evaluation of its goodwill and intangible assets with indefinite lives. Based on this transitional evaluation, the Company determined that its goodwill was impaired and recorded a $397.1 million cumulative effect of a change in accounting principle in fiscal 2003.

(7)

Prior to the Merger with Alpha Industries, Inc., Washington/Mexicali had no separate capitalization. Therefore, a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risk factors, risks and cautionary statements described elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a leading wireless semiconductor company focused exclusively on radio frequency (“RF”) and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to leading wireless handset and infrastructure customers.

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

Immediately following completion of the Merger, the Company purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (“Mexicali Operations”) for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. For purposes of these financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali. References to the “Company” refer to Washington/Mexicali for all periods prior to June 26, 2002, and to the combined company following the Merger.

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations and are not indicative of the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

We entered into agreements with Conexant providing for the supply to us of transition services by Conexant and for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We also entered into agreements with Conexant and Jazz Semiconductor, Inc., a Newport Beach, California foundry joint venture between Conexant and the Carlyle Group (“Jazz Semiconductor”), providing for the supply to us of silicon-based wafer fabrication, wafer probe and certain other services by Jazz Semiconductor. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility that is now Jazz Semiconductor. We also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

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

BASIS OF PRESENTATION

The financial statements prior to the Merger were prepared using Conexant’s historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. We believe the assumptions underlying the financial statements are reasonable. However, the financial information included herein and in our consolidated financial statements may not be indicative of the combined assets, liabilities, operating results and cash flows of the Company in the future and is not indicative of what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the historical periods presented.

Our fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003 and fiscal years 2002 and 2001 each consisted of 52 weeks and ended on September 27, 2002 and September 28, 2001, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, references to September 30, 2003, 2002 and 2001 contained in this discussion refer to our actual fiscal year-end.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

Inventories — We assess the recoverability of inventories through an on-going review of inventory levels relative to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of six months), we write down the value of those excess inventories. We sell our products to communications equipment original equipment manufacturers (“OEMs”) that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Valuation of long-lived assets, goodwill and intangible assets — Carrying values for long-lived assets and definitive-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on October 1, 2002. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted on October 1, 2002. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Deferred income taxes — We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. The future realization of certain tax deferred assets will be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for these deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $44 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, we recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because we believe that the related deferred tax asset will be recovered during the carryforward period.

Revenue recognition — Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. We reduce revenue to the extent of our estimate for distributor claims of price protection and/or right of return on unsold product. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

RESULTS OF OPERATIONS

GENERAL

Net revenues increased $160.0 million, or 35%, in fiscal 2003 when compared to fiscal 2002 primarily as the result of increasing demand for our wireless product portfolio and the exclusion of Alpha’s revenues for periods prior to the Merger. Since the Merger, we have also expanded our customer base and geographical market presence resulting in higher revenues in fiscal 2003. Gross margin improved in fiscal 2003 when compared to fiscal 2002 reflecting increased revenues and improved utilization of our manufacturing facilities. In fiscal 2003, we recorded special charges of $34.5 million, principally related to the impairment of assets related to our infrastructure products and certain restructuring charges.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” October 1, 2002 and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with our single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We completed step one and determined that our goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We completed step two and determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. In addition, we completed our annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, our goodwill was not further impaired.

YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2003		2002		2001
Net revenues	100.0%		100.0%		100.0%
Cost of goods sold	61.6		72.4		119.6

Gross margin	38.4		27.6		(19.6)
Operating expenses:
Research and development	24.6		29.0		42.6
Selling, general and administrative	13.0		11.0		19.7
Amortization of intangible assets	0.7		2.8		5.9
Purchased in-process research and development	-	-	14.3		-	-
Special charges	5.6		25.4		34.1

Total operating expenses	43.8		82.5		102.3

Operating loss	(5.4)		(54.9)		(121.9)
Interest expense	(3.5)		(0.9)		-	-
Other income (expense), net	0.2		-	-	0.1

Loss before income taxes and cumulative effect of change in accounting principle	(8.7)		(55.8)		(121.8)
Provision (benefit) for income taxes before cumulative effect of
change in accounting principle	0.1		(4.3)		0.7

Loss before cumulative effect of change in accounting principle	(8.8)		(51.6)		(122.5)
Cumulative effect of change in accounting principle, net of tax	(64.3)		-	-	-	-

Net loss	(73	.1)%	(51	.6)%	(122	.5)%

NET REVENUES

	Years Ended September 30,
	2003	Change	2002	Change	2001
(in thousands)
Net revenues	$617,789	35.0%	$457,769	75.8%	$260,451

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers and indirectly through electronic components distributors. Samsung Electronics Co. accounted for 15%, 35%, and 44% of net revenues for the fiscal years 2003, 2002 and 2001, respectively. Motorola, Inc. accounted for 11% of net revenues for the fiscal years 2003 and 2002, and represented less than 10% of net revenues for fiscal 2001. Conexant accounted for less than 10% of net revenues for the fiscal years 2003 and 2002 and represented 17% of net revenues for fiscal 2001. Nokia Corporation accounted for less than 10% of net revenues for the fiscal years 2003 and 2002 and represented 12% of net revenues for fiscal 2001.

Revenues derived from customers located in the Americas region accounted for 25%, 17% and 27% of net revenues for the fiscal years 2003, 2002 and 2001, respectively. Revenues derived from customers located in the Asia-Pacific region were 61%, 77% and 64% of net revenues for the fiscal years 2003, 2002 and 2001, respectively. Revenues derived from customers located in the Europe/Middle East/Africa region were 14%, 6% and 9% of net revenues for the fiscal years 2003, 2002 and 2001, respectively. Our revenues by geography do not necessarily correlate to end handset demand by region. For example, if we sell a power amplifier module to a customer in South Korea, we record the sale within the South Korea account although that customer, in turn, may integrate that module into a product sold to a service provider (its customer) in Africa, China, Europe, the Middle East, the Americas or within South Korea.

The foregoing percentages are based on sales representing Washington/Mexicali sales for fiscal 2001 and fiscal 2002 up to the time of the Merger, and sales of the combined company for the post-Merger period from June 26, 2002 through the end of the fiscal year and for fiscal 2003.

Net revenues increased in fiscal 2003 when compared to fiscal 2002 primarily reflecting increasing demand for our wireless product portfolio and the exclusion of Alpha’s revenues for periods prior to the Merger. More specifically, GSM direct conversion transceivers and complete cellular systems as well as CDMA RF subsystems exhibited strong year-over-year growth. Additionally, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence.

These increases in net revenues in fiscal 2003 when compared to fiscal 2002 were tempered by a decrease in average selling prices of our front-end module products and an industry-wide component and handset inventory correction. In addition, lower CDMA handset subsidies in Korea also adversely affected net revenues in fiscal 2003 when compared to fiscal 2002. In certain global markets, wireless operators provide subsidies on handset sales to their customers, ultimately decreasing the cost of the handset to the customer.

Net revenues increased 75.8% in fiscal 2002, when compared to fiscal 2001, principally reflecting increased sales of GSM products, including power amplifier modules and complete cellular systems. We also experienced increased demand for our power amplifier modules for CDMA and TDMA applications from a number of our key customers.

GROSS MARGIN

	Years Ended September 30,
	2003	2002	2001
(in thousands)
Gross margin	$237,324	$126,161	(51,052)
% of net revenues	38.4%	27.6%	(19.6)%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold. Cost of goods sold for the periods prior to the Merger also includes allocations from Conexant of manufacturing cost variances, process engineering and other manufacturing costs, which are not included in our unit costs but are expensed as incurred.

The improvement in gross margin in fiscal 2003 compared to fiscal 2002 reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of our Mexicali facility assets in the third quarter of fiscal 2002. Although recent revenue growth has increased the level of utilization of our manufacturing facilities, these facilities continue to operate below optimal capacity and underutilization continues to adversely affect our unit cost of goods sold and gross margin.

Gross margin in fiscal 2003 was also favorably affected by $4.8 million when we reevaluated our obligation under a wafer fabrication supply agreement with Conexant and Jazz Semiconductor and reduced our liability and cost of sales in the first quarter of fiscal 2003. Pursuant to the terms of wafer supply agreements with Conexant and Jazz Semiconductor, we are committed to obtain certain minimum wafer volumes from Jazz Semiconductor. As of September 30, 2003, we expect to meet all of these purchase obligations. Our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

The improvement in gross margin in fiscal 2002, compared to fiscal 2001, reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of the Newbury Park wafer fabrication assets in the third quarter of fiscal 2001 and the Mexicali facility assets in the third quarter of 2002. The effect of the write-down of the Newbury Park wafer fabrication assets and the Mexicali facility assets on fiscal 2002 gross margin was approximately $10.5 million and $5.5 million, respectively. Gross margin for fiscal 2002 was adversely impacted by additional warranty costs of $14.0 million. The additional warranty costs were the result of an agreement with a major customer for the reimbursement of costs the customer incurred in connection with the failure of a product when used in a certain adverse environment. Although we developed and sold the product to the customer pursuant to mutually agreed-upon specifications, the product experienced unusual failures when used in an environment in which the product had not been previously tested. The product has since been modified and no significant additional costs are expected to be incurred in connection with this issue.

In addition, we originally estimated our obligation under our wafer supply agreement with Conexant and Jazz Semiconductor, Inc. would result in excess costs of approximately $12.9 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, we reevaluated this obligation and reduced our liability and cost of sales by approximately $8.1 million in the quarter.

Gross margin for the year ended September 30, 2002 benefited by approximately $12.5 million as a result of the sale of inventories having a historical cost of $12.5 million that were written down to a zero cost basis during fiscal year 2001; such sales resulted from sharply increased demand beginning in the fourth quarter of fiscal 2001 that was not anticipated at the time of the write-downs. Gross margin for fiscal 2001 was adversely affected by inventory write-downs of approximately $58.7 million, partially offset by approximately $4.5 million of subsequent sales of inventories written down to a zero cost basis. The inventories that were written down to a zero cost basis in fiscal 2001 were either sold or scrapped during fiscal 2003, 2002 and 2001. During fiscal 2003, 2002 and 2001, we sold $2.7 million, $12.5 million and $4.5 million, respectively, and scrapped $2.7 million, $1.8 million and $34.5 million, respectively. As of September 30, 2003, we no longer held inventories which were written down to a zero cost basis in fiscal 2001.

The inventory write-downs recorded in fiscal 2001 resulted from the sharply reduced end-customer demand we experienced, primarily associated with our RF components, as a result of the rapidly changing demand environment for digital cellular handsets during that period. As a result of these market conditions, we experienced a significant number of order cancellations and a decline in the volume of new orders, beginning in the fiscal 2001 first quarter and becoming more pronounced in the second quarter.

RESEARCH AND DEVELOPMENT

	Years Ended September 30,
	2003	Change	2002	Change	2001
(in thousands)
Research and development	$151,762	14.4%	$132,603	19.4%	$111,053
% of net revenues	24.6%		29.0%		42.6%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs. Research and development expenses for the periods prior to the Merger also include allocated costs for shared research and development services provided by Conexant, principally in the areas of advanced semiconductor process development, design automation and advanced package development, for the benefit of several of Conexant’s businesses.

The increase in research and development expenses in fiscal 2003 compared to fiscal 2002 represents our commitment to design new products and processes and address new opportunities to meet our customers’ demands. We have expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets. The increase in research and development expenses in fiscal 2003 when compared to the previous year is also related to our research and development expenses representing those of the combined company after the Merger whereas those expenses in 2002 are representative of only Washington/Mexicali prior to June 25, 2002.

The increase in research and development expenses in fiscal 2002 compared to fiscal 2001 primarily reflects the opening of a new design center in Le Mans, France and higher headcount and personnel-related costs. Subsequent to the first quarter of fiscal 2001, we expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, GPRS, and 3G wireless standards in both the digital cellular handset and infrastructure markets.

SELLING, GENERAL AND ADMINISTRATIVE

	Years Ended September 30,
	2003	Change	2002	Change		2001
(in thousands)
Selling, general and administrative	$80,222	60.0%	$50,178	(2	.1)%	$51,267
% of net revenues	13.0%		11.0%			19.7%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs. Selling, general and administrative expenses also include allocated general and administrative expenses from Conexant for the periods prior to the Merger for a variety of these shared functions.

The increase in selling, general and administrative expenses in fiscal 2003 when compared to fiscal 2002 is primarily related to our selling, general and administrative expenses representing those of the combined company after the Merger whereas those expenses for the same period in 2002 are representative of only Washington/Mexicali prior to June 25, 2002.

The decrease in selling, general and administrative expenses in fiscal 2002 compared to fiscal 2001 primarily reflects lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions initiated during fiscal 2001 and lower provisions for uncollectible accounts receivable.

AMORTIZATION OF INTANGIBLE ASSETS

	Years Ended September 30,
	2003	Change		2002	Change		2001
(in thousands)
Amortization of intangible assets	$4,386	(66	.1)%	$12,929	(15	.3)%	$15,267
% of net revenues	0.7%			2.8%			5.9%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for fiscal 2003 primarily represents the amortization of these intangible assets. Amortization expense for fiscal 2002 and 2001 primarily represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of Philsar Semiconductor, Inc. (“Philsar”) in fiscal 2000. Philsar was a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation digital cellular handsets. We wrote off all goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business in the third quarter of fiscal 2002. The lower amortization expense in fiscal 2003 when compared to fiscal 2002 and fiscal 2001, primarily resulted from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. Had the Company ceased amortizing goodwill on October 1, 2000, amortization expense would have been $10.7 million and $13.9 million less in fiscal 2002 and fiscal 2001, respectively.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002 and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with our single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We completed step one and determined that our goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We completed step two and determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. In addition, we completed our annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, our goodwill was not further impaired.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

	Years Ended September 30,
	2003	Change	2002	Change	2001
(in thousands)
Purchased in-process research and development	$--	N/A	$65,500	N/A	$--

In connection with the Merger in fiscal 2002, $65.5 million was allocated to purchased in-process research and development (“IPR&D”) and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of certain products under development had not been established and no future alternative uses existed. The charges represent the estimated fair values of the portion of IPR&D projects that had been completed by Alpha at the time of the Merger.

Prior to the Merger, Alpha was in the process of developing new technologies in its semiconductor and ceramics segments. The objective of the IPR&D effort was to develop new semiconductor processes, ceramic materials and related products to satisfy customer requirements in the wireless and broadband markets.

The semiconductor segment was involved in several projects that have been aggregated into the following categories based on the respective technologies:

Power Amplifier:   Power amplifiers are designed and manufactured for use in different types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, operating voltage and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering a higher level of integration.

Control Products:   Control products consist of switches and switch filters that are used in wireless applications for signal routing. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

Broadband:   The products in this grouping consist of radio frequency (RF) and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of high-speed, wireline and wireless network access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

Silicon Diode:   These products use silicon processes to fabricate diodes for use in a variety of RF and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

Ceramics:   The ceramics segment was involved in projects that relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

The material risks associated with the successful completion of the in-process technology were associated with our ability to successfully finish the creation of viable prototypes and successful design of the chips, masks and manufacturing processes required. We expected to benefit from the in-process projects as the individual products that contained the in-process technology were put into production and sold to end-users. The release dates for each of the products within the product families were varied. The fair value of the IPR&D was determined using the income approach. Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was 30 percent. As of September 30, 2003, the Company had either completed or abandoned each of these projects. The completed IPR&D projects commenced generating cash flows in fiscal 2003.  Due to the nature of these projects and the related technolgy, the revenue streams derived from these projects cannot be separately identified.

SPECIAL CHARGES

	Years Ended September 30,
	2003	Change	2002	Change		2001
(in thousands)
Special charges	$ 34,493	(70.3)%	$116,321	(30.	9)%	$88,876

ASSET IMPAIRMENTS

During the fourth quarter of fiscal 2003, we recorded a $26.0 million charge for the impairment of assets related to certain infrastructure products manufactured in our Woburn, Massachusetts and Adamstown, Maryland facilities. The Woburn facility primarily manufactures semiconductor products based on both silicon wafer technology and gallium arsenide technology. Our Adamstown, Maryland facility primarily manufactures ceramics components. We experienced a significant decline in factory utilization resulting from a downturn in the market for products manufactured at these two facilities and a decision to discontinue certain products. The impairment charge was based on a recoverability analysis prepared by management based on these factors and the related impact on our current and projected outlook. We projected lower revenues and new order volume for these products and management believed these factors indicated that the carrying value of the related assets (machinery, equipment and intangible assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products over a five-year period. Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 16%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets. The anticipated pre-tax cost savings related to these impairment charges is expected to be $17.4 million over the next five years (fiscal 2004 through fiscal 2008) and $8.6 million over the subsequent fifteen years (fiscal 2009 through 2023).

In addition, during the fourth quarter of fiscal 2003 we recorded a $2.3 million charge for the impairment of our Haverhill, Massachusetts property that is currently being held for sale. In fiscal 2003, we relocated our operations from this facility to our Woburn, Massachusetts facility. We are actively marketing the property located in Haverhill, Massachusetts.

During fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on our current and projected outlook.

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

During fiscal 2002, we recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with our acquisition of Philsar in fiscal 2000. Management determined that we would not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line was discontinued and the employees associated with the product line were either severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition were impaired.

During the third quarter of fiscal 2001 we recorded an $86.2 million charge for the impairment of our manufacturing facility and related wafer fabrication machinery and equipment at our Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on our then-current and projected business outlook. Through the third quarter of fiscal 2001, we experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management’s view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management’s decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. We believe the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

RESTRUCTURING CHARGES

During the second and fourth quarters of fiscal 2003, we recorded $3.3 million and $2.9 million, respectively, in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During fiscal 2002, we implemented a number of cost reduction initiatives to more closely align our cost structure with the then-current business environment. We recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. Substantially all amounts accrued for these actions have been paid.

During fiscal 2001, Washington/Mexicali reduced its workforce by approximately 250 employees, including approximately 230 employees in manufacturing operations. Restructuring charges of $2.7 million were recorded for such actions and were based upon estimates of the cost of severance benefits for the affected employees. We have paid all amounts accrued for these actions.

Activity and liability balances related to the fiscal 2002 and fiscal 2003 restructuring actions are as follows (in thousands):

	Fiscal 2002 Workforce Reductions	Fiscal 2002 Facility Closings and Other	Fiscal 2003 Workforce Reductions	Fiscal 2003 Facility Closings and Other	Total
Charged to costs and expenses	$2,923	$97	$--	$--	$3,020
Cash payments	(2,225)	(13)	--	--	(2,238)

Restructuring balance, September 30, 2002	698	84	--	--	782
Charged to costs and expenses	--	--	4,819	1,405	6,224
Cash payments	(698)	(47)	(3,510)	(1,236)	(5,491)

Restructuring balance, September 30, 2003	$--	$37	$1,309	$169	$1,515

In addition, we assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the fiscal years ended September 30, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $4.7 million and $1.1 million, respectively. On September 30, 2003, this balance was $2.0 and primarily relates to payments on a lease that expires in 2008.

INTEREST EXPENSE

	Years Ended September 30,
	2003	Change	2002	Change	2001
(in thousands)
Interest expense	$ 21,403	406.3%	$4,227	N/A	$--

Our debt at September 30, 2003 consists of $230 million of convertible subordinated Junior notes, $45 million of convertible senior subordinated notes, $41.7 million of borrowings under our receivable purchase agreement and a loan that matures in December 2003.

Our long-term debt primarily consists of $230 million of convertible subordinated Junior notes at a fixed interest rate of 4.75 percent due 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. We may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require that we repurchase the Junior notes upon a change in control of the Company. We pay interest in cash semi-annually in arrears on May 15 and November 15 of each year.

In addition, our long-term debt includes $45 million of convertible senior subordinated notes at a fixed rate of 15 percent due June 30, 2005, which were issued as part of our debt refinancing with Conexant completed on November 13, 2002. These Senior notes can be converted into our common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of our common stock. Based on this adjustable conversion price, we expect that the maximum number of shares that could be issued under the Senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If the holder(s) of these Senior notes converted the notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of our stock, we would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), we will pay the principal amount of the Senior notes by issuing a number of shares of common stock equal to the principal amount of the Senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. We may redeem the Senior notes at any time after May 12, 2004 at $1,030 per $1,000 principal amount of Senior notes to be redeemed, plus accrued and unpaid interest. The holder(s) may require that we repurchase the Senior notes upon a change in control of the Company. We pay interest in cash on the Senior notes on the last business day of each March, June, September and December of each year. Interest on the Senior notes is not deductible for tax purposes because of the conversion feature.

We entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned, special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. Our short-term debt consists primarily of funds borrowed under the Facility Agreement. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in our results of operations. Interest related to the Facility Agreement is LIBOR plus 0.4% and was approximately 1.5% at September 30, 2003. We perform collections and administrative functions on behalf of Skyworks USA. As of September 30, 2003, Skyworks USA had borrowed $41.7 million under this agreement.

In addition, our short-term debt includes the remaining portion of a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program due December 2003 at an interest rate of 5 percent.

OTHER INCOME (EXPENSE), NET

	Years Ended September 30,
	2003	Change	2002	Change		2001
(in thousands)
Other income (expense), net	$ 1,317	nm	$(56)	(126	.7)%	$210

nm = not meaningful

Other income (expense), net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION FOR INCOME TAXES

	Years Ended September 30,
	2003	Change	2002	Change	2001
(in thousands)
Provision (benefit) for income taxes	$ 652	nm	$(19,589)	nm	$1,619

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2003, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision (benefit) for income taxes for fiscal 2003, 2002 and 2001 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized. In 2002, the provision for foreign income taxes was offset by a tax benefit of approximately $23 million related to the impairment of our Mexicali assets.

No provision has been made for United States, state, or additional foreign income taxes related to approximately $3.8 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on October 1, 2002, and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with our single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We completed step one and determined that our goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We completed step two and determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. In addition, we completed our annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, our goodwill was not further impaired.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Years Ended September 30,
	2003	2002	2001
Cash and cash equivalents at beginning of period	$ 53,358	$ 1,998	$ 4,179
Net cash provided by (used in) operating activities	(72,052)	(99,094)	(89,406)
Net cash provided by (used in) investing activities	(44,282)	70,042	(51,118)
Net cash provided by (used in) financing activities	224,482	80,412	138,343

Cash and cash equivalents at end of period	$ 161,506	$ 53,358	$ 1,998

Cash and cash equivalents at September 30, 2003, 2002 and 2001 totaled $161.5 million, $53.4 million and $2.0 million, respectively. Working capital at September 30, 2003 was approximately $249.3 million compared to $79.8 million at September 30, 2002 and $60.5 million at September 30, 2001. Inventory turns were approximately 6.5 for fiscal 2003.

Cash used in operating activities was $72.1 million for fiscal 2003, reflecting a net loss of $451.4 million, offset by non-cash charges (primarily asset impairments, depreciation and amortization) of $489.2 million and a net decrease in working capital items of approximately $109.9 million, including $40.0 million of merger-related expense payments. As of September 30, 2003, substantially all amounts accrued for merger-related expenses have been paid. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002 and recorded a $397.1 million cumulative effect of a change in accounting principle, representing the difference between the implied fair value and carrying value of our goodwill. Operating results in fiscal 2003 improved when compared to fiscal 2002, primarily as the result of increased revenues and improved utilization of our manufacturing facilities.

Cash used in investing activities for fiscal 2003 primarily consisted of capital expenditures of $40.3 million. The capital expenditures for fiscal 2003 represent our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. Cash used in investing activities for fiscal 2003 also included $4.0 million of purchases of short-term investments. Our short-term investments are classified as held-to-maturity and consist primarily of commercial paper with original maturities of more than 90 days and less than twelve months.

On August 11, 2003 we filed a shelf registration statement on Form S-3 with the SEC with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides us with greater flexibility and access to capital. On September 9, 2003 we issued 9.2 million shares of common stock under our shelf registration statement. Cash provided by financing activities for fiscal 2003 included approximately $102.2 million of net proceeds from this offering. We may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.

Cash provided by financing activities for fiscal 2003 also included the net impact of our private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. These subordinated notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million debt to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with our prepayment of $105 million of the $150 million debt owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance was exchanged for new 15 percent convertible senior subordinated notes with a maturity date of June 30, 2005. These senior subordinated notes can be converted into our common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of our common stock. Based on this adjustable conversion price, we expect that the maximum number of shares that could be issued under the senior subordinated notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs. In addition, as of September 30, 2003, Skyworks USA had borrowed $41.7 million under our $50 million Facility Agreement secured by the purchased accounts receivable with Wachovia Bank, National Association.

Cash used in operating activities was $99.1 million and $89.4 million for fiscal 2002 and 2001, respectively. Operating cash flows for fiscal 2002 and 2001 reflect net losses of $236.1 million and $318.9 million, respectively, offset by non-cash charges (depreciation and amortization, asset impairments and an in-process research and development charge) of $221.6 million and $220.8 million, respectively, and a net increase in working capital of approximately $84.6 million and a net decrease of $8.7 million, respectively. During 2002 we consolidated facilities, reduced our work force and continued to implement cost saving initiatives. In addition, increased revenues and improved utilization of our manufacturing facilities contributed to improved operating results in fiscal 2002 when compared to fiscal 2001.

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

Cash provided by financing activities consisted of net transfers from Conexant, pre-Merger, of $50.4 million and $138.3 million for fiscal 2002 and 2001, respectively. Cash provided by financing activities for fiscal 2002 also consisted of $30.0 million of proceeds from borrowings against the revolving credit facility with Conexant. Historically, Conexant managed cash on a centralized basis. Cash receipts associated with Washington/Mexicali’s business were generally collected by Conexant, and Conexant generally made disbursements on behalf of Washington/Mexicali.

Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements and operating leases at September 30, 2003 (see Notes 8 and 13 of the consolidated financial statements), in thousands:

Obligation	Total	1-3 years	4-5 Years	Thereafter
Debt	$316,681	$ 86,681	$230,000	$ --
Purchase obligations	51,507	51,507	--	--
Operating leases	34,132	18,285	8,813	7,034

	$402,320	$156,473	$238,813	$7,034

Under supply agreements entered into with Conexant and Jazz Semiconductor, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtain certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $39 million and $13 million in fiscal 2004 and 2005, respectively.

Based on our fiscal 2003 results of operations and current trends, and after giving effect to the net proceeds we received in our private placement of 4.75 percent convertible subordinated notes due 2007, our debt refinancing with Conexant, our common stock public offering and our Facility Agreement, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended September 30, 2003.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. We adopted SFAS No. 142 on October 1, 2002, and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We completed step one and determined that our goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We completed step two and determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. In addition, we completed our annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, our goodwill was not further impaired.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted the provisions or SFAS No. 143 on October 1, 2002 and its adoption did not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. We adopted SFAS No. 144 on October 1, 2002 and recorded asset impairment charges in accordance with its guidance during the fourth quarter of fiscal 2003. These charges primarily related to certain infrastructure products manufactured at our Woburn, Massachusetts and Adamstown, Maryland facilities.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No.‘s 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections,” effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, “Reporting Gains and Losses From Extinguishments of Debt,” SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 on October 1, 2002 and its adoption did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on October 1, 2002 and its adoption did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003 and its adoption did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on December 15, 2002 and continues to follow APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003. We adopted FIN 46 on April 1, 2003 and its adoption did not have an impact on our financial position or results of operations.

CERTAIN BUSINESS RISKS

We operate in the highly cyclical wireless communications semiconductor industry, which is subject to significant downturns.

        From time to time changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry. Periods of industry downturn, as we experienced beginning in calendar year 2001, have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These characteristics, and in particular their impact on the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations.

        During the late 1990‘s and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. However, beginning in calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our products and system solutions, particularly cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. Should the reduced end-customer demand continue, this could result in underutilization of our manufacturing capacity, changes in revenue mix and other impacts that would continue to materially and adversely affect our operating results.

        Because of the cyclical nature of the wireless communications semiconductor industry, we cannot assure you of the timing, duration or magnitude of any recovery in our industry or that a recovery will occur. We cannot assure you that the wireless communications semiconductor industry will not experience renewed, and possibly more severe and prolonged, downturns in the future, or that our operating results or financial condition will not be adversely affected by them. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

We have recently incurred substantial operating losses and may experience future losses.

        Our operating results have been adversely affected by a global economic slowdown, concerns about inflation, decreased consumer confidence, reduced capital spending, adverse business conditions, and liquidity concerns in the telecommunications and related industries. These factors have lead to an to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we continued to incur operating losses during fiscal 2003 and may experience operating losses in the future. Should the reduced end-customer demand continue for any reason, this could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other factors that could continue to materially and adversely affect our operating results in the near term. Due to these economic factors, we cannot assure you as to whether or when we will become profitable or whether we will be able to sustain such profitability, if achieved.

              Additionally, the conflict in Iraq as well as other contemporary international conflicts, acts of terrorism and civil and military unrest have augmented the economic slowdown. These continuing and potentially escalating conflicts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

The wireless semiconductor markets are characterized by intense competition.

        The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

• time-to-market;
•   timely new product innovation;
•   product quality, reliability and performance;
•   product price;
•   features available in products;
•   compliance with industry standards;
•   strategic relationships with customers; and
• access to and protection of intellectual property.

        We cannot assure you that we will be able to successfully address these factors. Many of our competitors enjoy the benefit of:

• long presence in key markets;
•   name recognition;
•   high levels of customer satisfaction;
•   ownership or control of key technology or intellectual property; and
•   strong financial, sales and marketing, manufacturing, distribution, technical or other resources.

        As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

        Current and potential competitors have established or may in the future establish financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Our success depends upon our ability to develop new products and reduce costs in a timely manner.

        The wireless communications semiconductor industry is highly cyclical and characterized by constant and rapid technological change, rapid product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration and increased miniaturization, and wide fluctuations in product supply and demand. In particular, the markets into which we sell demand cutting-edge technologies and new and innovative products. Our operating results depend largely on our ability to continue to introduce new and enhanced products on a timely basis. The development and commercialization of semiconductor devices, modules and system solutions is highly complex. Successful product development and introduction depends on numerous factors, including:

• the ability to anticipate customer and market requirements and changes in technology and industry standards;
•   the ability to obtain capacity sufficient to meet customer demand;
•   the ability to define new products that meet customer and market requirements;
•   the ability to complete development of new products and bring products to market on a timely basis;
•   the ability to differentiate our products from offerings of our competitors;
•   overall market acceptance of our products; and
• the ability to obtain adequate intellectual property protection for our new products.

        We cannot assure you that we will have sufficient resources to make the substantial investment in research and development needed to develop and bring to market new and enhanced products in a timely manner. We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties to which our products interface.

        In addition, prices of products may decline, sometimes significantly, over time. We believe that to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

The markets into which we sell our products are characterized by rapid technological change.

        The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:

• rapid technological developments and product evolution;
•   rapid changes in customer requirements;
•   frequent new product introductions and enhancements;
•   demand for higher levels of integration, decreased size and decreased power consumption;
•   short product life cycles with declining prices over the life cycle of the product; and
• evolving industry standards.

        These changes in our markets may contribute to the obsolescence of our products. Our products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the above-noted factors.

The ability to attract and retain qualified personnel to contribute to the design, development, manufacture and sale of our products is critical to our success.

        As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and we therefore cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

If OEMs and ODMs of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer

        Our products will not be sold directly to the end-user but will be components or subsystems of other products. As a result, we will rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We cannot assure you that we will continue to achieve design wins or to convert design wins into actual sales.

Lengthy product development and sales cycles associated with many of our products may result in significant expenditures before generating any revenues related to those products.

        After our product is has been developed, tested, and manufactured, our customers may need three to six months or longer to integrate, test and evaluate our products and an additional three to six months or more to begin volume production of equipment incorporates the products. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

        Our sales will typically be made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we will sell a portion of our products through distributors, some of whom will have rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes, could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.

        A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to Samsung Electronics Co. and to Motorola, Inc. represented approximately 15% and 11%, respectively, of net revenues for fiscal 2003. Our future operating results will depend on the success of these customers and other customers and our success in selling products to them.

Average product life cycles in the semiconductor industry tend to be very short.

        In the semiconductor industry, product life cycles tend to be short relative to the sales and development cycles. Therefore, the resources devoted to product sales and marketing may not result in material revenue, and from time to time we may need to write off excess or obsolete inventory. If we were to incur significant marketing expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be materially and adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Our leverage and our debt service obligations may adversely affect our cash flow.

        On September 30, 2003, after giving effect to unused availability under our receivable financing credit facility with Wachovia Bank, National Association, we would have had total indebtedness of approximately $325 million, which would have represented approximately 34% of our total capitalization.

        As long as our 4.75 percent convertible subordinated notes remain outstanding, we will have debt service obligations on such notes of approximately $10,925,000 per year in interest payments. In addition, we will have debt service obligations on our 15 percent convertible senior subordinated notes due June 30, 2005, originally issued to Conexant, of approximately $6,750,000 per year. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.

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

        Our indebtedness could have significant negative consequences, including:

• increasing our vulnerability to general adverse economic and industry conditions;
•   limiting our ability to obtain additional financing;
•   requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•   limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
• placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

        Despite our current debt levels, we are able to incur substantially more debt, which would increase the risks described above.

We face a risk that capital needed for our business will not be available when we need it.

        We will need to obtain sources of financing in the future. After giving effect to the net proceeds of our $102 million offering on or about September 12, 2003, our $230 million private placement of 4.75 percent convertible subordinated notes due 2007, our $45 million debt refinancing with Conexant and our receivables financing credit facility with Wachovia Bank, National Association, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

        However, we cannot assure you that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets when we seek financing as well as the then current condition of the Company will affect our ability to raise capital, as well as the terms of any financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

        In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.

Our manufacturing processes are extremely complex and specialized.

        Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors present could have a material adverse affect on our business. In addition, we may discover from time to time defects in our products after they have been shipped, which may require us to replace such products.

        Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquake, flooding, war, acts of terrorism, or other natural or man-made disasters. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.

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

We may not be able to maintain and improve manufacturing yields that contribute positively to our gross margin and profitability.

        Minor deviations or perturbations in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of accurately forecasting manufacturing yields and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products. Our manufacturing operations will also face pressures arising from the compression of product life cycles, which will require us to manufacture new products faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

We are dependent upon third parties for the manufacture, assembly and test of our products.

        We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. We also utilize subcontractors to package, assemble and test our products. There are significant risks associated with reliance on third-party foundries, including:

• the lack of ensured wafer supply, potential wafer shortages and higher wafer prices;
•   limited control over delivery schedules, manufacturing yields, production costs and quality assurance; and
• the inaccessibility of, or delays in obtaining access to, key process technologies.

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

        Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. We cannot assure you that we will not lose a significant or sole supplier or that a supplier will be able to meet performance and quality specifications or delivery schedules. If we lost a supplier or a supplier were unable to meet performance or quality specifications or delivery schedules, our ability to satisfy customer obligations could be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. If we were to enter into an additional sole supplier arrangement for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

        Under supply agreements entered into with Conexant and Jazz Semiconductor, Inc. we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $39 million and $13 million, respectively, in fiscal 2004 and 2005.

Remaining competitive in the semiconductor industry requires transitioning to smaller geometry process technologies and achieving higher levels of design integration.

              In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

We are subject to the risks of doing business internationally.

        Historically, a substantial majority of the Company’s net revenues from customers other than Conexant were derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

• currency exchange rate fluctuations;
•   local economic and political conditions, including social, economic and political instability;
•   disruptions of capital and trading markets;
•   restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, import or export controls and tariffs);
•   changes in legal or regulatory requirements;
•   natural disasters, acts of terrorism, widespread illness and war;
•   limitations on the repatriation of funds;
•   difficulty in obtaining distribution and support;
•   cultural differences in the conduct of business;
•   the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export
•   licensing requirements;
•   tax laws;
•   the possibility of being exposed to legal proceedings in a foreign jurisdiction; and
• limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.

Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products. Limitations or changes in policy on phone subsidies in South Korea, Japan, China and other countries may have additional negative impacts on our revenues.

Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.

              Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control.

These factors include, among others:

• changes in end-user demand for the products (principally digital cellular handsets) manufactured and sold by our customers;
•   the effects of competitive pricing pressures, including decreases in average selling prices of our products;
•   production capacity levels and fluctuations in manufacturing yields;
•   availability and cost of products from our suppliers;
•   the gain or loss of significant customers;
• our ability to develop, introduce and market new products and technologies on a timely basis;
•   new product and technology introductions by competitors;
•   changes in the mix of products produced and sold;
•   market acceptance of our products and our customers;
• intellectual property disputes;

              The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.

            Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. The wireless communications industry appears to be recovering from an industry-wide recession. We cannot predict whether a recovery will continue, the rate of any such recovery, or what effects negative events, such as war, may have on the economy or the wireless communications industry. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the global economy and to the wireless communications industry and create further uncertainties. Further, an economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.

              Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Therefore, to remain competitive we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. If we do not continue to offer products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely-used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify products and markets that require performance attributes of gallium arsenide solutions.

We may be subject to claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.

              The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology or refrain from using it. At the present time, we are in discussions with Qualcomm Incorporated regarding claims each of us have filed and served against the other asserting violations of certain of our respective intellectual property rights. The purpose of these discussions is to arrive at a business resolution that avoids protracted litigation for both parties. We believe their claims are without merit and if we are not successful resolving this matter outside of litigation, we are prepared to vigorously defend against their claims and fully prosecute our claims against them.

              Any litigation to determine the validity of claims that our products infringe or may infringe intellectual property rights of another, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

• pay substantial damages;
•   cease the manufacture, import, use, sale or offer for sale of infringing products or processes;
•   discontinue the use of infringing technology;
•   expend significant resources to develop non-infringing technology; and
• license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

              We cannot assure you that our operating results or financial condition will not be adversely affected if we were required to do any one or more of the foregoing items.

Many of our products incorporate technology licensed or acquired from third parties.

              We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain in a competitive posture. If licenses to such technology are not available on commercially reasonable terms and conditions, and we cannot otherwise integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.

If we are not successful in protecting our intellectual property rights, it may harm our ability to compete.

              We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, information, data, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:

• the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful;
•   any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights or ours will not be challenged, invalidated or circumvented; or
• any of the measures described above would provide meaningful protection.

              Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar products, potentially resulting in loss of market share and price erosion. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for certain technologies and in certain foreign countries.

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions, and to integrate companies we acquire, and on our continued success integrating the wireless business of Conexant with the Company.

              Although we intend to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:

• issuances of equity securities dilutive to our stockholders; • large one-time write-offs;
•   the incurrence of substantial debt and assumption of unknown liabilities;
•   the potential loss of key employees from the acquired company;
•   amortization expenses related to intangible assets; and
• the diversion of management’s attention from other business concerns.

                Moreover, integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationship with employees and customers and ultimately may not be successful. Additionally, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. When such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings. For instance, we recorded a cumulative effect of a change in accounting principle in fiscal 2003 in the amount of $397.1 million as a result of the goodwill obtained in connection with the Merger.

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

              In connection with Conexant’s spin-off of its wireless business prior to the Merger, Conexant sought and received a ruling from the Internal Revenue Service to the effect that certain transactions related to and including the spin-off qualified as a reorganization and as tax-free for U.S. federal income tax purposes. While the tax ruling generally is binding on the Internal Revenue Service, the continuing validity of the ruling is subject to certain factual representations and assumptions. In connection with the Merger we entered into a tax allocation agreement with Conexant that generally provides, among other things, that we will be responsible for certain taxes imposed on various persons (including Conexant) as a result of either:

• the failure of certain spin-off transactions to qualify as a reorganization for U.S. federal income tax purposes, or
• the failure of certain spin-off transactions to qualify as tax-free to Conexant for certain U.S. federal income tax purposes,

if such failure is attributable to certain actions or transactions by or in respect of Skyworks (including our subsidiaries) or our stockholders, such as the acquisition of stock of Skyworks by a third party at a time and in a manner that would cause such failure. In addition, the tax allocation agreement provides that we will be responsible for various other tax obligations and for compliance with various representations, statements, and conditions made in the course of obtaining the tax ruling referenced above and in connection with the tax allocation agreement. Our obligations under the tax allocation agreement have been limited by a letter agreement dated November 6, 2002 entered into in connection with our debt refinancing with Conexant. Nevertheless, if we do not carefully monitor our compliance with the requirements imposed as a result of the spin-off and related transactions and our responsibilities under the tax allocation agreement, we might inadvertently trigger an obligation to indemnify certain persons (including Conexant) pursuant to the tax allocation agreement or other obligations under such agreement. In addition, our indemnity obligations could discourage or prevent a third party from making a proposal to acquire Skyworks.

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

              We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our board of directors. Our certificate of incorporation and by-laws include provisions such as:

• the division of our board of directors into three classes to be elected on a staggered basis, one class each year;
•   the ability of our board of directors to issue shares of preferred stock in one or more series without further authorization of stockholders;
•   a prohibition on stockholder action by written consent;
•   elimination of the right of stockholders to call a special meeting of stockholders;
•   a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;
•   a requirement that the affirmative vote of at least 66 2/3 percent of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws;
•   a requirement that the affirmative vote of at least 80 percent of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors, the classified board or the right to act by written consent;
•   a requirement that the affirmative vote of at least 80 percent of our shares be obtained for business combinations unless approved by a majority of the members of the board of directors and, in the event that the other party to the business combination is the beneficial owner of 5 percent or more of our shares, a majority of the members of board of directors in office prior to the time such other party became the beneficial owner of 5 percent or more of our shares;
•   a fair price provision; and
• a requirement that the affirmative vote of at least 90 percent of our shares be obtained to amend or repeal the fair price provision.

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

Our stock price has been volatile and may fluctuate in the future. Accordingly, you might not be able to sell your shares of common stock at or above the price you paid for them.

              The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

• our performance and prospects;
•   the performance and prospects of our major customers;
•   the depth and liquidity of the market for our common stock;
•   investor perception of us and the industry in which we operate;
•   changes in earnings estimates or buy/sell recommendations by analysts;
•   general financial and other market conditions; and
• domestic and international economic conditions.

              Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

              In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks, such as changes in currency and interest rates, that arise from normal business operation. Our financial instruments include cash and cash equivalents, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our short-term debt primarily consists of borrowings under our receivables purchase agreement. As of September 30, 2003, we had borrowed $41.7 million under this agreement. In addition, our short-term debt includes the remaining portion of a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant program due December 2003 at an interest rate of 5 percent. Interest related to our short-term debt is at a fixed rate. Consequently, we do not have significant cash flow exposure on our short-term debt.

We issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the year ended September 30, 2003 our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007 and $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005. We do not believe that we have significant cash flow exposure on our long-term debt.

Based on our overall evaluation of our market risk exposures from all of our financial instruments at September 30, 2003 a near-term change in market rates would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2003 are included herewith:

(1)	Independent Auditors' Reports	Pages 45 through 46
(2)	Consolidated Balance Sheets at September 30, 2003 and 2002	Page 47
(3)	Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001	Page 48
(4)	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2003, 2002 and 2001	Page 49
(5)	Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001	Page 50
(6)	Notes to Consolidated Financial Statements	Pages 51 through 75

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended September 30, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/   KPMG LLP

KPMG LLP
Boston, Massachusetts
November 12, 2003, except for the third paragraph of Note 14, as to which the date is December 4, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (formerly Conexant’s net investment and comprehensive income), and cash flows of Skyworks Solutions, Inc. and subsidiaries (formerly the Washington Business and the Mexicali Operations of Conexant Systems, Inc.) for the year ended September 30, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended September 30, 2001. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statements schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Skyworks Solutions, Inc. and subsidiaries (formerly the Washington Business and the Mexicali Operations of Conexant Systems, Inc.) for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2001 financial statement schedule when considered in relation to the basic 2001 financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 14, 2002

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

ASSETS	September 30,
	2003	2002
Current assets:
Cash and cash equivalents	$161,506	$53,358
Short-term investments	3,988	--
Restricted cash	5,312	--
Receivables, net of allowance for doubtful accounts of
$1,979 and $1,324, respectively	144,267	94,425
Inventories	58,168	55,643
Other current assets	12,854	23,970

Total current assets	386,095	227,396
Property, plant and equipment, less accumulated depreciation and amortization of
$243,797 and $202,436, respectively	121,556	143,773
Property held for sale	6,209	--
Goodwill	505,514	905,219
Intangible assets, less accumulated amortization of $4,460 and $915, respectively	22,181	35,467
Deferred tax asset	22,766	22,487
Other assets	26,347	12,570

Total assets	$1,090,668	$1,346,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$29	$129
Short-term debt	41,652	--
Accounts payable	50,369	45,350
Accrued compensation and benefits	16,963	17,585
Other current liabilities	27,803	84,563

Total current liabilities	136,816	147,627
Long-term debt, less current maturities	275,000	180,039
Other long-term liabilities	5,677	4,270

Total liabilities	417,493	331,936
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 148,604 and 137,589
shares issued and outstanding, respectively	37,151	34,397
Additional paid-in capital	1,258,265	1,150,856
Accumulated deficit	(621,609)	(170,193)
Accumulated comprehensive loss	(632)	--
Deferred compensation, net of accumulated amortization of $137 and $53, respectively	--	(84)
Total stockholders' equity	673,175	1,014,976

Total liabilities and stockholders' equity	$1,090,668	$1,346,912

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended September 30,
	2003	2002	2001
Net revenues	$617,789	$457,769	$260,451
Cost of goods sold	380,465	331,608	311,503

Gross profit (loss)	237,324	126,161	(51,052)
Operating expenses:
Research and development	151,762	132,603	111,053
Selling, general and administrative	80,222	50,178	51,267
Amortization of intangible assets	4,386	12,929	15,267
Purchased in-process research and development	--	65,500	--
Special charges	34,493	116,321	88,876

Total operating expenses	270,863	377,531	266,463

Operating loss	(33,539)	(251,370)	(317,515)
Interest expense	(21,403)	(4,227)	--
Other income (expense), net	1,317	(56)	210

Loss before income taxes and cumulative effect of change in accounting principle	(53,625)	(255,653)	(317,305)
Provision (benefit) for income taxes	652	(19,589)	1,619

Loss before cumulative effect of change in accounting principle	(54,277)	(236,064)	(318,924)

Cumulative effect of change in accounting principle, net of tax	(397,139)	--	--

Net loss	$(451,416)	$(236,064)	$(318,924)

Per share information:
Loss before cumulative effect of change in accounting principle, basic and diluted (1)	$(0.39)	$(1.72)
Cumulative effect of change in accounting principle, net of tax, basic and diluted (1)	(2.85)	--

Net loss, basic and diluted (1)	$(3.24)	$(1.72)

Number of weighted-average shares used in per share computations, basic and diluted (1)	139,376	137,416

(1)     See Note 2 to the consolidated financial statements

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock
	Shares	Par value	Additional Paid-in Capital	Conexant's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation
Balance at September 30, 2000	--	--	--	466,468	--	(52)	--
Net loss	--	--	--	(318,924)	--	--	--
Foreign currency translation adjustment	--	--	--	--	--	(232)	--
Contribution of additional
assets related to business	--	--	--	2,058	--	--	--
acquired
Net transfers from Conexant	--	--	--	138,343	--	--	--

Balance at September 30, 2001	--	--	--	287,945	--	(284)	--

Net loss	--	--	--	(66,280)	(170,193)	--	--
Foreign currency translation
adjustment	--	--	--	--	--	409	--
Net transfers from Conexant	--	--	--	50,404	--	--	--
Dividend (1)	--	--	--	(204,716)	--	--	--
Recapitalization as a result of purchase accounting under a reverse acquisition	137,368	34,342	1,149,965	(67,353)	--	(125)	(137)
Issuance of common shares for
purchase plans, 401k and stock
options	221	55	861	--	--	--	--
Amortization of unearned compensation	--	--	--	--	--	--	53
Compensation expense	--	--	30	--	--	--	--

Balance at September 30, 2002	137,589	$34,397	$ 1,150,856	$ --	$(170,193)	$ --	$(84)

Net loss	--	--	--	--	(451,416)	--	--
Issuance of common shares in offering, net of expenses	9,200	2,300	99,888	--	--	--	--
Issuance of common shares for
purchase plans, 401k and stock
options	1,769	442	8,607	--	--	--	--
Amortization of unearned compensation	--	--	--	--	--	--	84
Adjustment to recapitalization
as a result of purchase
accounting under a reverse
acquisition (2)	--	--	(1,543)	--	--	--	--
Minimum pension liability adjustment	--	--	--	--	--	(632)	--
Issuance of common shares in
trademark settlement	46	12	457	--	--	--	--

Balance at September 30, 2003	148,604	$37,151	$ 1,258,265	$ --	$(621,609)	$ (632)	$ --

(1)

The dividend to Conexant represents the payment for the Mexicali operations ($150 million), the net assets retained by Conexant in connection with the spin-off, primarily accounts receivable net of accounts payable, and the assumption of certain Conexant liabilities by the Company.

(2)	Represents an adjustment to recapitalization as a result of purchase accounting under a reverse acquisition, as reported in fiscal 2002, based on final valuations derived in fiscal 2003.

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(451,416)	$(236,064)		$(318,924)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	36,941	47,695		58,708
Amortization	4,386	12,931		15,267
Amortization of deferred financing costs	2,123	--		--
Contribution of common shares to Savings and Retirement Plan	7,482	874		--
Gain on sales of assets	1,802	209		80
Deferred income taxes	351	(23,117)		--
Purchased in-process research and development	--	65,500		--
Asset impairments	425,407	111,817		86,209
Provision for losses (recoveries) on accounts receivable	1,156	(512)		(468)
Inventory provisions	9,577	6,225		60,978
Changes in assets and liabilities, net of acquisition:
Receivables	(50,998)	(85,590)		27,276
Inventories	(12,102)	(7,934)		(8,378)
Other assets	6,369	(8,292)		(1,604)
Accounts payable	5,019	36,635		(2,547)
Other liabilities	(58,149)	(19,471)		(6,003)

Net cash provided by (used in) operating activities	(72,052)	(99,094)		(89,406)

Cash flows from investing activities:
Capital expenditures	(40,294)	(29,412)		(51,118)
Cash, cash equivalents and short-term investments of acquired
business	--	67,102		--
Sale of short-term investments	--	35,422		--
Purchase of short-term investments	(3,988)	--		--
Dividend to Conexant	--	(3,070)		--

Net cash provided by (used in) investing activities	(44,282)	70,042		(51,118)

Cash flows from financing activities:
Proceeds from unsecured notes offering	230,000	--		--
Net proceeds from common stock public offering	102,188	--		--
Deferred financing costs	(10,474)	--		--
Restricted cash	(5,312)	--		--
Net transfers from Conexant	--	50,404		138,343
Proceeds from short-term debt	41,652	30,000		--
Payments on long-term debt	(135,139)	(34)		--
Exercise of stock options	1,567	42		--

Net cash provided by (used in) financing activities	224,482	80,412		138,343
Net increase (decrease) in cash and cash equivalents	108,148	51,360		(2,181)
Cash and cash equivalents at beginning of period	53,358	1,998		4,179

Cash and cash equivalents at end of period	$161,506	$53,358		$1,998

Supplemental cash flow disclosures:
Taxes paid	$517	$832		$--

Interest paid	$21,061	$323		$--

Supplemental disclosure of non-cash activities:
Acquisition of Alpha Industries, Inc.	$--	$1,183,105		$--

Dividend to Conexant	$--	$201,646	$

Conexant debt refinancing	$45,000	$--		$--

Stock issued for trademark settlement	$469	$--		$--

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a leading wireless semiconductor company focused exclusively on radio frequency (“RF”) and complete cellular system solutions for mobile communications applications. The Company offers front-end modules, RF subsystems and cellular systems to leading wireless handset and infrastructure customers.

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

Immediately following completion of the Merger, the Company purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (“Mexicali Operations”) for $150 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks Solutions was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150 million purchase price was treated as a return of capital to Conexant. For purposes of these financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali. References to the “Company” refer to Washington/Mexicali for all periods prior to June 26, 2002, and to the combined company following the Merger.

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations and are not indicative of the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

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

Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements for the periods prior to June 25, 2002 of Washington/Mexicali do not include an allocation of Conexant’s debt or the related interest expense. Therefore, the financial statements do not necessarily reflect the financial position and results of operations of Washington/Mexicali had it been an independent company as of the dates, and for the periods, presented.

The financial statements for the periods prior to the Merger also include allocations of certain Conexant operating expenses for research and development, legal, accounting, treasury, human resources, real estate, information systems, distribution, customer service, sales, marketing, engineering and other corporate services provided by Conexant, including executive salaries and other costs. The operating expense allocations have been determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, Washington/Mexicali. Management believes that the expenses allocated to Washington/Mexicali are representative of the operating expenses that would have been incurred had Washington/Mexicali operated as an independent company. Since the date of the Merger, the Company has been performing these functions using its own resources or purchased services, including certain services obtained from Conexant pursuant to a transition services agreement, most of which expired on December 31, 2002. The Company expects to transition the remaining services from Conexant to third party providers before the end of fiscal 2004.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year:

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and fiscal years 2002 and 2001 each consisted of 52 weeks. Fiscal years 2003, 2002 and 2001 ended on October 3, 2003, September 27, 2002 and September 28, 2001, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

The combined financial statements have been prepared using Conexant’s historical basis in the assets and liabilities and the historical operating results of Washington/Mexicali during each respective period. The Company believes the assumptions underlying the financial statements are reasonable. However, the Company cannot assure you that the financial information included herein reflects the combined assets, liabilities, operating results and cash flows of the Company in the future or what they would have been had Washington/Mexicali been a separate stand-alone entity and independent of Conexant during the periods presented.

Revenue Recognition:

Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

Cash and Cash Equivalents:

Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less.

Short-term Investments:

The Company’s short-term investments are classified as held-to-maturity. These investments consist of commercial paper with original maturities of more than 90 days but less than twelve months. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.

Restricted Cash:

Restricted cash is used to collateralize the Company’s obligation under a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement “) secured by the purchased accounts receivable. See Note 8.

Accounts Receivable:

Accounts receivable consist of amounts due from normal business activities. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make future payments, additional allowances may be required.

Inventories:

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. The recoverability of inventories is assessed through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of six months), the value of such inventory that is not expected to be sold at the time of the review is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method for financial reporting and accelerated methods for tax purposes. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are expensed as incurred.

Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

Property Held for Sale:

Property held for sale at September 30, 2003 relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. The Company is actively marketing the property held for sale.

Valuation of long-lived assets:

Carrying values for long-lived assets and definitive lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connections with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on October 1, 2002. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Goodwill and Intangible Assets:

Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company adopted SFAS No. 142, “Goodwill and Other Intangibles,” on October 1, 2002 and performed a transitional impairment test for goodwill in fiscal 2003. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are not amortized into results of operations, but instead are evaluated at least annually for impairment and written down when the recorded value exceeds the estimated fair value. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with the Company’s single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company completed step two and determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, its goodwill was not further impaired.

Deferred Financing Costs:

Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing.

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

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income or decrease the carrying value of goodwill in the period such determination was made.

Research and Development Expenditures:

Research and development costs are expensed as incurred.

Product Warranties:

Warranties are offered on the sale of certain products and an accrual is recorded for estimated claims. The changes in the warranty reserve are as follows:

Warranty balance, September 30, 2001	$ 3,414
Additions	14,000
Cash payments and reductions	(4,042)

Warranty balance, September 30, 2002	13,372
Additions	--
Cash payments and reductions	(7,241)

Warranty balance, September 30, 2003	$ 6,131

Foreign Currency Translation and Remeasurement:

The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from these remeasurements are included in results of operations. The Company recorded a gain of $0.4 million related to these remeasurements in fiscal 2003.

Stock Option Plans:

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on December 27, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to the Merger with Alpha Industries, Inc., Conexant’s wireless business had no separate capitalization. Therefore, the Company had no stock-based compensation prior to June 25, 2002.

Had compensation cost for the Company’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Years Ended September 30,
(In thousands, except per share amounts)	2003	2002
Reported net loss	$ (451,416)	$ (236,064)
Total stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax
effects	4,923	285

Adjusted net loss	$ (456,339)	$ (236,349)

Per share information:
Basic and diluted:
Reported net loss	$ (3.24)	$ (1.72)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.03)	--

Adjusted net loss	$ (3.27)	$ (1.72)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Expected volatility	95%	70%
Risk free interest rate	2.5%	2.2%
Dividend yield	--	--
Expected option life (years)	4.5	4.5
Weighted average fair value of options granted	$ 2.57	$ 1.87

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

Earnings Per Share:

Prior to the Merger with Alpha, Conexant’s wireless business had no separate capitalization. Therefore, a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the assumed weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and a stock warrant, using the treasury stock method, and debt securities on an if converted basis, if their effect is dilutive. For the year ended September 30, 2003, debt securities convertible into 31.1 million shares, stock options exercisable into 25.8 million shares and a warrant to purchase 1.0 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive. For the year ended September 30, 2002, options to purchase 31.3 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive.

Pensions and Retiree Medical Benefits:

In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer pension plans or retiree benefits to its employees.

The costs and obligations of the Company’s pension and retiree medical plans are calculated using many assumptions, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Note 12 to the Consolidated Financial Statements, include discount rate, expected return on plan assets and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Actual results may differ substantially from these assumptions. These differences may significantly impact future pension or retiree medical expenses.

Annual pension and retiree medical expense is principally the sum of three components: 1) increase in liability from interest; less 2) expected return on plan assets; and 3) other gains and losses as described below. The expected return on plan assets is calculated by applying an assumed long-term rate of return to the fair value of plan assets. In any given year, actual returns can differ significantly from the expected return. Differences between the actual and expected return on plan assets are combined with gains or losses resulting from the revaluation of plan liabilities. Plan liabilities are revalued annually, based on updated assumptions and information about the individuals covered by the plan. The combined gain or loss is generally expensed evenly over the remaining years that employees are expected to work.

Comprehensive Income (Loss):

The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the combined financial statements of Conexant’s net investment consists of Washington/Mexicali’s net loss and foreign currency translation adjustments prior to the Merger. The foreign currency translation adjustments are not recorded net of any tax effect, as management does not expect to incur any tax liability or benefit related thereto. Accumulated other comprehensive loss, prior to the Merger, is included in Conexant’s net investment in the combined balance sheets. Comprehensive loss, for periods subsequent to the Merger, consists of an adjustment to the Company’s minimum pension liability.

        An analysis of other comprehensive income (loss) follows (in thousands):

	Foreign Currency Translation	Pension Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2001	$ (284)	$ --	$ (284)
Change in period	409	--	409
Balance retained by Conexant	(125)	--	(125)

Balance as of September 30, 2002	--	--	--
Change in period	--	(632)	(632)

Balance as of September 30, 2003	$ --	$ (632)	$ (632)

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements:

During fiscal 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and FIN 46, “Consolidation of Variable Interest Entities” with no material impact to the consolidated financial statements. The disclosure requirements of FIN 45 are addressed in Note 15.

NOTE 3.     BUSINESS COMBINATIONS

Merger with Conexant Systems, Inc.‘s Wireless Business

On December 16, 2001, Alpha, Conexant and Washington, a wholly owned subsidiary of Conexant, entered into a definitive agreement providing for the combination of Conexant’s wireless business with Alpha. Under the terms of the agreement, Conexant spun off its wireless business into Washington, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, followed immediately by the Merger of this wireless business into Alpha with Alpha as the surviving entity in the Merger. The Merger was completed on June 25, 2002. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

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

The Merger was accounted for as a reverse acquisition whereby Washington was treated as the acquirer and Alpha as the acquiree, primarily because Conexant shareholders owned a majority, approximately 67 percent, of the Company upon completion of the Merger. Under a reverse acquisition, the purchase price of Alpha was based upon the fair market value of Alpha common stock for a reasonable period of time before and after the announcement date of the Merger and the fair value of Alpha stock options. The purchase price of Alpha was allocated to the assets acquired and liabilities assumed by Washington, as the acquiring company for accounting purposes, based upon their estimated fair market value at the acquisition date. Because the Merger was accounted for as a purchase of Alpha, the historical financial statements of Washington/Mexicali became the historical financial statements of the Company after the Merger. Since the historical financial statements of the Company after the Merger do not include the historical financial results of Alpha for periods prior to June 25, 2002, the financial statements may not be indicative of future results of operations and are not indicative of the historical results that would have resulted if the Merger had occurred at the beginning of a historical financial period.

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

        The total purchase price was valued at approximately $1.2 billion and is summarized as follows:

(in thousands)
Fair market value of Alpha common stock	$1,054,111
Fair value of Alpha stock options	95,388
Estimated transaction costs of acquirer	33,606

Total	$1,183,105

        The purchase price was allocated as follows:

(in thousands)
Working capital	$ 120,977
Property, plant and equipment	59,767
Amortized intangible assets	34,082
Unamortized intangible assets	2,300
Goodwill	902,653
In-process research and development	65,500
Long-term debt	(73)
Other long-term liabilities	(2,236)
Deferred compensation	135

Total	$ 1,183,105

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

(in thousands, except per share data)	Years Ended September 30,
	2002	2001
Net revenue	$ 543,091	$ 458,352
Net loss	$(301,684)	$(328,981)
Net loss per share (basic and diluted) (1)	$ (2.20)

(1)     See Note 2 to the consolidated financial statements

In connection with the Merger, $65.5 million was allocated to purchased in-process research and development and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of certain products under development had not been established and no future alternative uses existed.

The semiconductor segment was involved in several projects that have been aggregated into the following categories based on the respective technologies:

Power Amplifier: Power amplifiers are designed and manufactured for use in different types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, operating voltage and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering a higher level of integration.

Control Products: Control products consist of switches and switch filters that are used in wireless applications for signal routing. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

Broadband: The products in this grouping consist of radio frequency (RF) and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of high-speed, wireline and wireless network access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

Silicon Diode: These products use silicon processes to fabricate diodes for use in a variety of RF and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

Ceramics: The ceramics segment was involved in projects that relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

The material risks associated with the successful completion of the in-process technology were associated with our ability to successfully finish the creation of viable prototypes and successful design of the chips, masks and manufacturing processes required. We expected to benefit from the in-process projects as the individual products that contained the in-process technology were put into production and sold to end-users. The release dates for each of the products within the product families were varied. The fair value of the IPR&D was determined using the income approach. Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was 30 percent. As of September 30, 2003, the Company had either completed or abandoned each of these projects. The completed IPR&D projects commenced generating cash flows in fiscal 2003. Due to the nature of these projects and the related technolgy, the revenue streams derived from these projects cannot be separately identified.

NOTE 4.     INVENTORY

        Inventories consist of the following (in thousands):

	September 30,
	2003	2002
Raw materials	$ 8,475	$13,496
Work-in-process	35,797	27,764
Finished goods	13,896	14,383

	$58,168	$55,643

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

Some or all of the inventories which have been written-down may be retained and made available for sale. In the event that actual demand is higher than originally projected, a portion of these inventories may be able to be sold in the future. Inventories which have been written-down and are identified as obsolete are generally scrapped.

NOTE 5.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

	September 30,
	2003	2002
Land	$ 9,423	$ 11,578
Land and leasehold improvements	3,410	6,583
Buildings	58,340	60,386
Machinery and equipment	249,124	250,500
Construction in progress	33,739	17,162

	354,035	346,209

Accumulated depreciation and amortization	(232,480)	(202,436)

	$ 121,556	$ 143,773

NOTE 6.     GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangibles,” on October 1, 2002 and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company completed step two and determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle in fiscal 2003. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2003 and determined that as of July 1, 2003, its goodwill was not further impaired.

        Goodwill and intangible assets consist of the following (in thousands):

		September 30, 2003			September 30, 2002
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$ 505,514	$ --	$ 505,514	$ 905,219	$ --	$905,219
Amortized intangible assets:
Developed technology	10	10,550	(2,806)	7,744	21,260	(576)	20,684
Customer relationships	10	12,700	(1,598)	11,102	12,700	(328)	12,372
Other	3	122	(56)	66	122	(11)	111

		23,372	(4,460)	18,912	34,082	(915)	33,167
Unamortized intangible assets:
Trademarks		3,269	--	3,269	2,300	--	2,300

	10	$ 532,155	$ (4,460)	$ 527,695	$ 941,601	$ (915)	$940,686

        Annual amortization expense related to intangible assets are as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Amortization expense	$ 3,545	$ 12,687	$ 15,267

        The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Developed Technology	Customer Relationships	Trademarks	Other	Total
Balance as of September 30, 2001	$ 71,412	$ 5,995	$ --	$ --	$ 793	$ 78,200
Additions (deductions) during year	905,219	21,260	12,700	2,300	122	941,601
Impairment losses	(71,412)	(5,995)	--	--	(793)	(78,200)

Balance as of September 30, 2002	905,219	21,260	12,700	2,300	122	941,601
Additions (deductions) during year	(2,566)	--	--	969	--	(1,597)
Transitional impairment loss	(397,139)	--	--	--	--	(397,139)
Impairment losses	(10,710)	--	--	--	--	(10,710)

Balance as of September 30, 2003	$ 505,514	$ 10,550	$12,700	$3,269	$ 122	$ 532,155

The additions (deductions) in fiscal 2003 primarily reflect income tax refunds and gains on the sale of acquired assets related to Alpha and the acquisition of a trademark. Impairment losses in fiscal 2003 represent the write-down of assets related to the Company’s infrastructure business and are included in special charges in the accompanying consolidated statements of operations.

The additions (deductions) in fiscal 2002 reflect the results of the purchase price allocation of Alpha in the Merger. Impairment losses in fiscal 2002 represent the write-down of all goodwill and other intangible assets associated with the Company’s acquisition of the Philsar Bluetooth business and are included in special charges in the accompanying consolidated statements of operations.

In accordance with SFAS No. 142, the following table provides net loss and related per share amounts for fiscal 2002 and 2001, as reported and adjusted as if the Company had ceased amortizing goodwill effective October 1, 2000.

(In thousands, except per share amounts)	Years Ended September 30,
	2002	2001
Reported net loss	$ (236,064)	$ (318,924)
Goodwill amortization, net of tax	10,699	13,909

Adjusted net loss	$ (225,365)	$ (305,015)

Per share information (1):
Basic and diluted:
Reported net loss	$ (1.72)
Goodwill amortization, net of tax	0.08

Adjusted net loss	$ (1.64)

(1)     See Note 2 to the consolidated financial statements

        Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008
Amortization expense	$ 2,285	$ 2,161	$ 2,144	$ 2,144	$ 2,144

NOTE 7.     OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	September 30,
	2003	2002
Product warranty accrual	$ 6,131	$13,372
Accrued merger expenses	452	42,764
Other	21,220	28,427

	$27,803	$84,563

NOTE 8.     BORROWING ARRANGEMENTS

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,
	2003	2002
Junior notes	$230,000	$ --
Senior notes	45,000	--
Conexant Mexicali note	--	150,000
Conexant revolving credit line used	--	30,000
CDBG Grant	29	168

	275,029	180,168
Less - current maturities	29	129

	$275,000	$180,039

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

Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2004	$ 29
2005	45,000
2006	--
2007	--
2008	230,000

$275,029

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of September 30, 2003, Skyworks USA had borrowed $41.7 million under this agreement.

NOTE 9.     INCOME TAXES

Income (loss) before income taxes and cumulative effect of change in accounting principle consists of the following components (in thousands):

	Years Ended September 30,
	2003	2002	2001
United States	$(59,379)	$(151,214)	$(323,642)
Foreign	5,754	(104,439)	6,337

	$(53,625)	$(255,653)	$(317,305)

The provision for income taxes from continuing operations consists of the following (in thousands):

	Years Ended September 30,
	2003	2002	2001
Current tax expense:
Federal	$ --	$ --	$ --
State	--	--	--
Foreign	1,414	3,506	1,619

	1,414	3,506	1,619
Deferred tax expense (benefit):
Federal	--	--	--
State	--	--	--
Foreign	(762)	(23,095)	--

	(762)	(23,095)	--
Net income tax expense (benefit)	$ 652	$(19,589)	$1,619

The actual income tax expense (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to income (loss) before income tax expense (benefit). A reconciliation of income tax expense (benefit) as computed at the U.S. Federal statutory income tax rate to the provision for income tax expense (benefit) as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
Tax (benefit) expense at U.S. statutory rate	$ (18,769)	$ (89,479)	$ (111,057)
Foreign tax rate difference	(1,362)	3,529	(599)
Nondeductible amortization of intangible assets	--	16,151	5,099
Nondeductible in-process research and development	--	22,925	--
Nondeductible interest expense	2,113	--	--
Pre-distribution loss not available to Skyworks	--	21,968	--
Research and development credits	(5,369)	(711)	(4,921)
State income taxes, net of federal benefit	--	--	(11,672)
Change in valuation allowance	25,168	5,947	123,466
Other, net	(1,129)	81	1,303

	$ 652	$ (19,589)	$ 1,619

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	September 30,
	2003	2002
Current:
Inventories	$ 11,878	$ 14,352
Deferred revenue	--	258
Accrued compensation and benefits	1,907	1,914
Product returns, allowances and warranty	4,259	8,097
Restructuring	1,295	5,475
Deferred state taxes	--	--
Other - net	1,494	523

Current deferred income taxes	20,833	30,619

Long-term:
Property, plant and equipment	46,356	51,321
Intangible assets	8,837	(13,029)
Retirement benefits and deferred compensation	1,172	931
Net operating loss carryforwards	61,049	27,003
Federal tax credits	7,798	3,904
State investment credits	5,541	2,672
Restructuring	2,978	2,688
Other - net	855	(416)

Long-term deferred income taxes	134,586	75,074

Total deferred income taxes	155,419	105,693

Valuation allowance	(131,975)	(83,206)

Net deferred tax assets	$ 23,444	$ 22,487

Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Mexicali Operations in the post-Merger period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2003, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. The net change in the valuation allowance of $48.8 million is principally due to the generation of additional tax attributes, i.e. federal and state net operating loss and credit carryovers, and other intangibles associated with the Mexicali transaction. The future realization of certain deferred assets will be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for these deferred tax assets for which subsequently recognized tax benefits will be applied to reduce goodwill related to the purchase consideration of the Merger with Alpha is approximately $44 million. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry-forward period. The Company does not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized. In 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of its Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carryforward period.

As of September 30, 2003, the Company has U.S. federal net operating loss carryforwards of approximately $164.5 million which will expire at various dates through 2023 and aggregate state net operating loss carryforwards of approximately $59.5 million which will expire at various dates through 2008. The Company also has U.S. federal and state income tax credit carryforwards of approximately $12.4 million. The U.S. federal tax credits expire at various dates through 2023. The use of the pre-Merger net operating loss and tax credit carryovers from Alpha will be limited due to statutory tax restrictions resulting from the Merger and related change in ownership. The annual limit on the utilization of pre-merger net operating losses has been estimated at $14 million. Pre-Merger credits would also be subject to the tax equivalent of the annual net operating loss limitation.

No provision has been made for United States, state, or additional foreign income taxes related to approximately $3.8 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

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

NOTE 10.     STOCKHOLDERS’ EQUITY

Prior to the Merger with Alpha, Conexant’s wireless business had no separate capitalization. The following information represents the Company’s capital structure following the Merger.

COMMON STOCK

The Company is authorized to issue (1) 525,000,000 shares of common stock, par value $0.25 per share, and (2) 25,000,000 shares of preferred stock, without par value.

Holders of the Company’s common stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available for such purpose. Dividends may not be paid on common stock unless all accrued dividends on preferred stock, if any, have been paid or declared and set aside. In the event of the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to share pro rata in the assets remaining after payment to creditors and after payment of the liquidation preference plus any unpaid dividends to holders of any outstanding preferred stock.

Each holder of the Company’s common stock is entitled to one vote for each such share outstanding in the holder’s name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company’s second amended and restated certificate of incorporation provides that, unless otherwise determined by the Company’s board of directors, no holder of common stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

On August 11, 2003 the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides the Company with greater flexibility and access to capital. On September 9, 2003 the Company issued 9.2 million shares of common stock under its shelf registration statement. The Company may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.

At September 30, 2003, the Company had 148,604,137 shares of common stock issued and outstanding.

PREFERRED STOCK

The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s board of directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock.

At September 30, 2003, the Company had no shares of preferred stock issued or outstanding.

STOCK OPTIONS

The Company has stock option plans under which employees may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over four years and expire ten years after the grant date. As of September 30, 2003, a total of 24.1 million shares are authorized for grant under the Company’s long-term incentive plans. The number of common shares reserved for granting of future awards was 14.2 million at September 30, 2003.

Pursuant to an exchange offer dated June 16, 2003 (the “Exchange Offer”), the Company offered a stock option exchange program to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, giving them the right to tender outstanding stock options with an exercise price of $13.00 per share or more in exchange for new options to be issued six months and one day after the close of the Exchange Offer. On July 3, 2003, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 5,328,085 shares of the Company’s common stock. These stock options were cancelled as of that date. Pursuant to the Exchange Offer, a ratio was applied to the options accepted for exchange from eligible employees and the Company expects that it will issue, on January 5, 2004, new options to purchase approximately 3,428,881 shares of the Company’s common stock with an exercise price at fair market value in exchange for the options cancelled in connection with the offer. These new options will vest ratably over an eighteen-month period. The Exchange Offer qualifies for fixed accounting and thus the Company does not expect to recognize compensation expense in connection with the grant of the replacement options pursuant to the Exchange Offer.

In connection with Conexant’s spin-off of Washington, options to purchase shares of Conexant common stock were adjusted so that immediately following the spin-off, option holders held options to purchase shares of Conexant common stock and options to purchase Washington common stock. In connection with the Merger, those options to purchase shares of Washington common stock were converted into options to purchase the Company’s common stock, par value $0.25 per share. The terms of options to purchase the Company’s common stock will be governed by the Washington Sub, Inc. 2002 Stock Option Plan, which was assumed by Skyworks in the Merger and which provides that such options will generally have the same terms and conditions applicable to the original Conexant options. These options are included in the following schedules and options related to non-employees are disclosed separately below.

A summary of stock option transactions follows (shares in thousands):

	Shares	Weighted average exercise price of shares under plan
Balance outstanding prior to the close of the Merger	--	$ --

Recapitalization as a result of the Merger:
Alpha options assumed	8,277	18.97
Conexant options assumed	23,188	20.80
Balance outstanding at June 25, 2002	31,465	$20.32

Granted	998	4.69
Exercised	(20)	2.08
Cancelled	(1,111)	23.35

Balance outstanding at September 30, 2002	31,332	$19.73

Granted	6,372	5.06
Exercised	(496)	6.37
Accepted for exchange	(5,328)	23.38
Cancelled	(6,117)	20.21

Balance outstanding at September 30, 2003	25,763	$15.44

Options exercisable at the end of each fiscal year (shares in thousands):

	Shares	Weighted average exercise price
2003	15,141	$ 19.03
2002	16,080	$ 19.86

The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2003 (shares in thousands):

Range of exercise prices		Number outstanding	Weighted average remaining contractual life (years)	Weighted average outstanding option price	Options exercisable	Weighted average exercise price
$0.00 -	$9.99	8,731	8.2	$ 5.44	1,636	$ 5.74
$10.00 -	$19.99	8,659	5.2	$ 15.82	7,184	$ 16.03
$20.00 -	$29.99	6,841	6.7	$ 21.97	5,012	$ 21.87
$30.00 -	39.99	1,224	4.7	$ 37.57	1,073	$ 38.04
$40.00 -	$59.99	231	6.0	$ 45.76	174	$ 45.80
$60.00 -	$210.35	77	4.2	$ 82.98	62	$ 83.05

		25,763	6.6	$ 15.44	15,141	$ 19.03

STOCK OPTION DISTRIBUTION

The following table summarizes information concerning currently outstanding options as of September 30, 2003 (shares in thousands):

	Number outstanding	% of total common stock outstanding
Stock options held by non-employees (excluding directors)	14,352	9.7%
Stock options held by employees and directors	11,411	7.7%

	25,763	17.4%

As of September 30, 2003, the Company’s ratio of options outstanding as a percentage of total common stock outstanding (“overhang”) was 17.4%. The overhang attributable to options held by non-employees (other than its non-employee directors) was 9.7% and the overhang attributable to employees and directors was 7.7%.

In connection with the Merger, as of September 30, 2003 and 2002 non-employees, excluding directors, held 14,351,737 and 18,184,701 options at a weighted average price of $16.76 and $20.49, respectively. Effective June 25, 2002, in connection with the Merger each Conexant option holder, other than holders of options granted to employees of Conexant’s former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations, received an option to purchase an equal number of shares of common stock of the Washington subsidiary. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock. The conversion of Washington options into Skyworks’ options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the conversion was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and options period of the Skyworks’ options were the same as the original vesting terms and option period of the corresponding Washington options. As a result, there are a large number of options held by persons other than Skyworks’ employees and directors. More specifically, non-employees hold a greater number of options to purchase Skyworks’ common stock than do Skyworks’ employees.

RESTRICTED STOCK AWARDS

The Company’s long-term incentive plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. There were no restricted stock grants during fiscal years 2003 and 2002.

STOCK OPTION PLANS FOR DIRECTORS

The Company has three stock option plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 826,000 shares have been authorized for option grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Shareholders. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2003, 114,000 options were granted under these plans at a weighted average price of $6.66. At September 30, 2003, a total of 627,000 options, net of cancellations, at a weighted average price of $13.84 have been granted under these three plans and 301,500 shares were exercisable at a weighted average price of $19.45. During fiscal 2003 and 2002, no options were exercised under these plans. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 1996 Long-Term Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plans provide for purchases by employees of up to an aggregate of 1,880,000 shares through December 31, 2012. Shares of 704,921 and 65,668 were purchased under these plans in fiscal 2003 and 2002, respectively.

STOCK WARRANTS

In connection with the Merger, the Company issued to Jazz Semiconductor, Inc. (“Jazz Semiconductor”) a warrant to purchase 1,017,900 shares of Skyworks common stock at a price of $24.02 per share. This warrant became exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. The Company applied the Black-Scholes model to determine the fair value estimate and approximately $0.8 million and $0.2 million was included in amortization of intangible assets related to this item in fiscal 2003 and 2002, respectively. The warrant expires on January 20, 2005.

NOTE 11.     EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company contributes a match of 100% of the first 4% of an employee’s annual salary. For fiscal years 2003 and 2002, the Company contributed 560,516 and 128,836 shares, respectively, of the Company’s common stock valued at $4.2 million and $0.6 million, respectively, to fund the Company’s obligation under the 401(k) plan.

Conexant sponsored various benefit plans for its eligible employees, including a 401(k) retirement savings plan, a retirement medical plan and a pension plan. Expenses allocated from Conexant under these employee benefit plans for Washington/Mexicali participants prior to the Merger were $1.0 million and $1.3 million for fiscal years 2002 and 2001, respectively.

NOTE 12.     PENSIONS AND OTHER RETIREE BENEFITS

In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer pension plans or retiree benefits to its employees.

The components of defined benefit expense for fiscal 2003 are as follows (in thousands):

	Pension Benefits	Retiree Medical Benefits
Service cost-benefits earned	$ --	$ --
Interest cost on benefit obligation	175	70
Estimated return on assets	(59)	--
Net amortization	3	50

Net periodic benefit cost	$ 119	$120

The funded status of the Company’s principal defined benefit and retiree medical benefit plans and the amounts recognized in the balance sheet for fiscal 2003 are as follows (in thousands):

	Pension Benefits	Retiree Medical Benefits
Change in benefit obligation:
Balance at beginning of year	$ 2,652	$ 1,014
Benefit payments	(256)	(38)
Service and interest costs	175	70
Actuarial (gains) losses	323	--

Balance at end of year	$ 2,894	$ 1,046

Change in fair value of plan assets:
Balance at beginning of year	$ 1,419	$ --
Actual return on plan assets	77	--
Employer contribution	579	--
Benefit payments	(256)	--

Balance at end of year	$ 1,819	$ --

Benefit obligations in excess of plan assets	$ (1,075)	$ (1,046)
Unrecognized net actuarial loss	632	--

Net accrued benefit cost	$ (443)	$ (1,046)

The assumptions used in determining retirement benefit obligations for fiscal 2003 are as follows:

	Pension Benefits	Retiree Medical Benefits
Discount rate	6%	7%
Long-term rate of return on assets	4%	N	/A

An increase in the health care cost trend rate by 1% would increase the accumulated retirement medical obligation by $0.1 million at September 30, 2003 and would not affect retirement medical expense. Consequently, a decrease in the health care cost trend rate by 1% would decrease the accumulated retirement medical obligation by $0.1 million at September 30, 2003 and would not affect retirement medical expense.

NOTE 13.     COMMITMENTS

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $10.4 million, $7.1 million and $4.9 million in fiscal 2003, 2002 2001, respectively. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these noncancelable leases are as follows (in thousands):

Fiscal Year
2004	$ 7,328
2005	6,051
2006	4,906
2007	4,465
2008	4,348
Thereafter	7,034

$34,132

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $39 million and $13 million in fiscal 2004 and 2005, respectively. The Company originally estimated its obligation under this agreement would result in excess costs of approximately $12.9 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $8.1 million in the quarter. During the first quarter of fiscal 2003, the Company reevaluated the remaining $4.8 million obligation related to Jazz Semiconductor and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

NOTE 14.     CONTINGENCIES

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

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, the Company is in discussions with Qualcomm Incorporated (“Qualcomm”) regarding claims that both the Company and Qualcomm filed and first served against each other on December 4, 2003 asserting violations of certain of each company’s respective intellectual property rights. The purpose of these discussions is to arrive at a business resolution that avoids protracted litigation for both parties. The Company believes Qualcomm’s claims are without merit and if the Company is not successful resolving this matter outside of litigation, it is prepared to vigorously defend against Qualcomm’s claims and fully prosecute its claims against them.

NOTE 15.     GUARANTEES

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

NOTE 16.     SPECIAL CHARGES

ASSET IMPAIRMENTS

During the fourth quarter of fiscal 2003, the Company recorded a $26.0 million charge for the impairment of assets related to certain infrastructure products manufactured in its Woburn, Massachusetts and Adamstown, Maryland facilities. The Woburn facility primarily manufactures semiconductor products based on both silicon wafer technology and gallium arsenide technology. The Company’s Adamstown, Maryland facility primarily manufactures ceramics components. The Company experienced a significant decline in factory utilization resulting from a downturn in the market for products manufactured at these two facilities and a decision to discontinue certain products. The impairment charge was based on a recoverability analysis prepared by management based on these factors and the related impact on its current and projected outlook. The Company projected lower revenues and new order volume for these products and management believed these factors indicated that the carrying value of the related assets (machinery, equipment and intangible assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products over a five-year period. Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 16%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets. The anticipated pre-tax cost savings related to these impairment charges is expected to be $17.4 million over the next five years (fiscal 2004 through fiscal 2008) and $8.6 million over the subsequent fifteen years (fiscal 2009 through 2023).

In addition, during the fourth quarter of fiscal 2003 the Company recorded a $2.3 million charge for the impairment of its Haverhill, Massachusetts property currently being held for sale. In fiscal 2003, the Company relocated its operations from this facility to its Woburn, Massachusetts facility. The Company is actively marketing the property located in Haverhill, Massachusetts.

During fiscal 2002, the Company recorded a $66.0 million charge for the impairment of the assembly and test machinery and equipment and related facility in Mexicali, Mexico. The impairment charge was based on a recoverability analysis prepared by management as a result of a significant downturn in the market for test and assembly services for non-wireless products and the related impact on the Company’s current and projected outlook.

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

During fiscal 2002, the Company recorded a $45.8 million charge for the write-off of goodwill and other intangible assets associated with its acquisition of Philsar Semiconductor Inc. (“Philsar”) in fiscal 2000. Philsar was a developer of radio frequency semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and radio frequency components for third-generation digital cellular handsets. Management determined that the Company would not support the technology associated with the Philsar Bluetooth business. Accordingly, this product line was discontinued and the employees associated with the product line were either severed or relocated to other operations. As a result of the actions taken, management determined that the remaining goodwill and other intangible assets associated with the Philsar acquisition were impaired.

During the third quarter of fiscal 2001, the Company recorded an $86.2 million charge for the impairment of the manufacturing facility and related wafer fabrication machinery and equipment at the Company’s Newbury Park, California facility. This impairment charge was based on a recoverability analysis prepared by management as a result of the dramatic downturn in the market for wireless communications products and the related impact on the then-current and projected business outlook of the Company. Through the third quarter of fiscal 2001, the Company experienced a severe decline in factory utilization at the Newbury Park wafer fabrication facility and decreasing revenues, backlog, and new order volume. Management believed these factors, together with its decision to significantly reduce future capital expenditures for advanced process technologies and capacity beyond the then-current levels, indicated that the value of the Newbury Park facility may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from the manufacturing activities at the Newbury Park facility over a ten-year period. The estimated future cash flows were based on modest volume increases consistent with management’s view of the outlook for the industry, partially offset by declining average selling prices. The declines in average selling prices were consistent with historical trends and management’s decision to focus on existing products based on the current technology. Since the estimated undiscounted cash flows were less than the carrying value (approximately $106 million based on historical cost) of the related assets, it was concluded that an impairment loss should be recognized. The impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 30%, which management believed was commensurate with the underlying risks associated with the projected cash flows. The Company believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

RESTRUCTURING CHARGES

During the second and fourth quarters of fiscal 2003, the Company recorded $3.3 million and $2.9 million, respectively, in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During fiscal 2002, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The Company recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. Substantially all amounts accrued for these actions have been paid.

During fiscal 2001, Washington/Mexicali reduced its workforce by approximately 250 employees, including approximately 230 employees in manufacturing operations. Restructuring charges of $2.7 million were recorded for such actions and were based upon estimates of the cost of severance benefits for the affected employees. The Company has paid all amounts accrued for these actions.

Activity and liability balances related to the fiscal 2002 and fiscal 2003 restructuring actions are as follows (in thousands):

	Fiscal 2002 Workforce Reductions	Fiscal 2002 Facility Closings and Other	Fiscal 2003 Workforce Reductions	Fiscal 2003 Facility Closings and Other	Total
Charged to costs and expenses	$2,923	$97	$--	$--	$3,020
Cash payments	(2,225)	(13)	--	--	(2,238)

Restructuring balance, September 30, 2002	698	84	--	--	782
Charged to costs and expenses	--	--	4,819	1,405	6,224
Cash payments	(698)	(47)	(3,510)	(1,236)	(5,491)

Restructuring balance, September 30, 2003	$--	$37	$1,309	$169	$1,515

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the fiscal years ended September 30, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $4.7 million and $1.1 million, respectively. On September 30, 2003 this balance was $2.0 and primarily relates to payments on a lease that expires in 2008.

NOTE 17.     SEGMENT INFORMATION AND CONCENTRATIONS

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes.

The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Years Ended September 30,
	2003	2002	2001
United States	$87,691	$72,185	$63,948
Other Americas	69,559	4,615	5,455

Total Americas	157,250	76,800	69,403

South Korea	157,772	237,681	142,459
Other Asia-Pacific	218,817	114,974	23,898

Total Asia-Pacific	376,589	352,655	166,357
Europe, Middle East and Africa	83,950	28,314	24,691

	$617,789	$457,769	$260,451

The Company’s revenues by geography do not necessarily correlate to end handset demand by region. For example, if the Company sells a power amplifier module to a customer in South Korea, the sale is recorded within the South Korea account although that customer, in turn, may integrate that module into a product sold to a service provider (its customer) in Africa, China, Europe, the Middle East, the Americas or within South Korea.

Long-lived assets by geographic area are as follows (in thousands):

	September 30,
	2003	2002
United States	$101,871	$109,975
Mexico	21,223	30,427
Other	4,671	3,371

	$127,765	$143,773

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. Samsung Electronics, Co. accounted for 18% and 27% of the Company’s gross accounts receivable balances at September 30, 2003 and 2002, respectively.

The following customers accounted for 10% or more of net revenues:

	Years Ended September 30,
	2003	2002	2001
Samsung Electronics Co.,	15%	35%	44%
Motorola, Inc.	11%	11%	*
Conexant	*	*	17%
Nokia Corporation	*	*	12%

* Represents less than 10% of net revenues

The foregoing percentages are based on sales representing Washington/Mexicali sales for fiscal 2001 and fiscal 2002 up to the time of the Merger, and sales of the combined company for the post-Merger period from June 26, 2002 through the end of the fiscal year and for fiscal 2003.

NOTE 18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter	Year
Fiscal 2003
Net revenues	$ 160,194	$ 157,364	$ 150,199	$ 150,032	$ 617,789
Gross profit	65,120	63,519	56,078	52,607	237,324
Income (loss) before cumulative effect of change in accounting principle	791	(5,955)	(6,186)	(42,927)	(54,277)
Cumulative effect of change in accounting
principle, net of tax	(397,139)	--	--	--	(397,139)
Net loss	(396,348)	(5,955)	(6,186)	(42,927)	(451,416)
Per share data (2)
Income (loss) before cumulative
effect of change in accounting
principle, basic and diluted	0.01	(0.04)	(0.04)	(0.30)	(0.39)
Cumulative effect of change in accounting principle, net of tax, basic and diluted	(2.88)	--	--	--	(2.85)
Net loss, basic and diluted	(2.87)	(0.04)	(0.04)	(0.30)	(3.24)

Fiscal 2002
Net revenues	$ 93,760	$ 100,356	$ 112,980	$ 150,673	$ 457,769
Gross profit	15,954	29,433	20,063	60,711	126,161
Net loss	(34,297)	(18,339)	(181,945)	(1,483)	(236,064)
Per share data (2)
Net loss, basic and diluted	--	--	(1.33)	(0.01)	(1.72)

(1)

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002 and recorded a cumulative effect of a change in accounting principle of $397.1 million, which is reflected in the above table as of the beginning of fiscal 2003.

(2)

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Alpha’s independent accountant was KPMG LLP (“KPMG”) and Washington/Mexicali’s independent accountant was Deloitte & Touche LLP (“Deloitte & Touche”). KPMG has continued to serve as the Company’s independent accountant after consummation of the Merger. Because the Merger is being accounted for as a reverse acquisition, the financial statements of Washington/Mexicali constitute the financial statements of the Company as of the consummation of the Merger. Therefore, upon the consummation of the Merger on June 25, 2002, there was a change in the independent accountant for the Company’s financial statements from Deloitte & Touche to KPMG, and accordingly, Deloitte & Touche was dismissed as the Company’s independent accountant.

The report of Deloitte & Touche on Washington/Mexicali’s financial statements for the fiscal year ended September 30, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors.

During Washington/Mexicali’s fiscal year ended September 30, 2001 and through the subsequent interim period to June 25, 2002, Washington/Mexicali did not have any disagreement with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report. During that time, there were no “reportable events” as set forth in Item 304(a)(1)(v)(A)-(D) of Regulation S-K (“Regulation S-K”) adopted by the SEC.

KPMG (or its predecessors) has been Alpha’s independent accountant since 1975 and Alpha has regularly consulted KPMG (or its predecessors) since that time. Washington/Mexicali, as the continuing reporting entity for accounting purposes, did not consult KPMG during Washington/Mexicali’s fiscal year ended September 30, 2001 and through the interim period to June 25, 2002 regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors — The information in the section entitled “Directors and Executive Officers,” appearing in the Proxy Statement, is incorporated herein by reference. Audit Committee — The information in the section entitled “Audit Committee,” appearing in the Proxy Statement, is incorporated herein by reference.

Audit Committee Financial Expert — The board of directors has determined that David J. McLachlan, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules. The board’s affirmative determination was based, among other things, upon his extensive experience as chief financial officer of Genzyme Corporation.

The Company has adopted its “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including its executive officers. A copy of the Code of Business Conduct and Ethics is posted on the Company’s Internet site at http://www.skyworksinc.com. Additionally, the Company has adopted its “Code of Ethics for Principal Financial Officers,” which is applicable to the Company’s Principal Financial Officers and is also available on our Internet site. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the codes that requires disclosure under applicable rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

Section 16(a) Compliance — The information in the section entitled “Section 16(a) Beneficial Ownership Compliance,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information in the sections entitled “Compensation of Executive Officers” and “Compensation of Directors, ” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information concerning equity compensation plans, the information in the section entitled “Securities Ownership of Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains nine equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
—    the 1986 Long-Term Incentive Plan;
—    the 1994 Non-Qualified Stock Option Plan;
—    the 1996 Long-Term Incentive Plan;
—    the 1997 Non-Qualified Stock Option Plan;
—    the 1999 Employee Long-Term Incentive Plan;
—    the Directors’ 2001 Stock Option Plan;
—    the Non-Qualified Employee Stock Purchase Plan;
—    the 2002 Employee Stock Purchase Plan; and
—    the Washington Sub, Inc. 2002 Stock Option Plan.

Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.

The following table presents information about these plans as of September 30, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	8,691,510	$ 16.45	1,834,897
Equity compensation
plans not approved by
security holders	17,071,976	$ 14.93	12,348,938

Total	25,763,523	$ 15.44	14,183,835

(1)	No further grants will be made under the 1986 Long-Term Incentive Plan, the 1994 Non-Qualified Stock Option Plan and the 1997 Non-Qualified Stock Option Plan.

(2)	No further grants may be made under the Washington Sub Inc. 2002 Stock Option Plan. (3) Includes 14,351,737 options held by non-employees (excluding directors).

1999 EMPLOYEE LONG-TERM INCENTIVE PLAN

The purposes of the Company’s 1999 Employee Long-term Incentive Plan (the “1999 Employee Plan”) are (i) to provide long-term incentives and rewards to those employees of the Company and its subsidiaries, other than officers and non-employee directors, who are in a position to contribute to the long-term success and growth of the Company and its subsidiaries, (ii) to assist the Company in retaining and attracting employees with requisite experience and ability, and (iii) to associate more closely the interests of such employees with those of the Company’s stockholders. The 1999 Employee Plan provides for the grant of non-qualified stock options to purchase shares of the Company’s common stock. The term of these options may not exceed ten years. The 1999 Employee Plan contains provisions which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant’s termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment which affects outstanding options be consented to by the holder of the options.

WASHINGTON SUB, INC. 2002 STOCK OPTION PLAN

The Washington Sub, Inc. 2002 Stock Option Plan (the “Washington Sub Plan”) became effective on June 25, 2002 in connection with the Merger. At the time of the spin-off of Conexant’s wireless business, outstanding Conexant options granted pursuant to certain Conexant stock incentive plans were converted so that following the spin-off and Merger each holder of those certain Conexant options held (i) options to purchase shares of Conexant common stock and (ii) options to purchase shares of Skyworks common stock. The purpose of the Washington Sub Plan is to provide a means for the Company to perform its obligations with respect to these converted stock options. The only participants in the Washington Sub Plan are those persons who, at the time of the Merger, held outstanding options granted pursuant to certain Conexant stock option plans. No further options to purchase shares of Skyworks common stock will be granted under the Washington Sub Plan. The Washington Sub Plan contains a number of sub-plans, which contain terms and conditions that are applicable to certain portions of the options subject to the Washington Sub Plan, depending upon the Conexant stock option plan from which the Skyworks options granted under the Washington Sub Plan were derived. The outstanding options under the Washington Sub Plan generally have the same terms and conditions as the original Conexant options from which they are derived. Most of the sub-plans of the Washington Sub Plan contain provisions related to the effect of a participant’s termination of employment with the Company, if any, and/or with Conexant on options granted pursuant to such sub-plan. Several of the sub-plans under the Washington Sub Plan contain specific provisions related to a change in control of the Company.

NON-QUALIFIED ESPP

The Company also maintains a Non-Qualified Employee Stock Purchase Plan to provide employees of the Company and participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase, by means of payroll deductions, of shares of the Company’s common stock at a discount from the market price of the common stock at the time of purchase. The Non-Qualified Employee Stock Purchase Plan is intended for use primarily by employees of the Company located outside the United States. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company's Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the section entitled “Audit Fees and Services,” appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. Index to Financial Statements

        The financial statements filed as part of this report are listed on the index appearing on page 43.

           2. Index to Financial Statement Schedules

        The following financial statement schedule is filed as part of this report (page reference is to this report):

            Schedule II Valuation and Qualifying Accounts................................................Page 86

            All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

           3. Exhibits

No.	Description
2.a

2.b

2.c

2.d

2.e

3.a
3.b
4.a
4.b

4.c

4.d
4.e

4.f
4.g

10.a
10.b

10.c
10.d

10.e

10.f

10.g

10.h
10.i
10.j
10.k
10.l
10.m

10.n
10.o

10.p

10.q

10.r

10.s

10.t

10.u

10.v

10.w

10.x
10.y

10.z

10.aa

10.bb

10.cc

11

16

21
23.a
23.b
31.a
31.b
32	Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of
April 12, 2002, by and among the Company, Washington Sub, Inc. and Conexant Systems,
Inc. (14)
Contribution and Distribution Agreement, dated as of December 16, 2001, as amended as of June 25, 2002, by and between Washington Sub, Inc. the Company and Conexant Systems,
Inc. (13)
Mexican Stock Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. (13)
Amended and Restated Mexican Asset Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. (13)
U.S. Asset Purchase Agreement, dated as of December 16, 2001 by and between the Company and Conexant Systems, Inc. (13)
Amended and Restated Certificate of Incorporation (18)
Second Amended and Restated By-laws (18)
Specimen Certificate of Common Stock (1)
Loan and Security Agreement, dated December 15, 1993, by and between Trans-Tech, Inc.
and County Commissioners of Frederick County (9)
Indenture, dated as of November 12, 2002, by and between the Company and State Street
Bank and Trust Company (as Trustee) (18)
Form of 4.75% Convertible Subordinated Note of the Company (18)
Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank,
National Association (as Trustee) (18)
Form of 15% Senior Convertible Note of the Company (18)
First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions,
Inc. and Wachovia Bank, National Association (as Trustee) (20)
Skyworks Solutions, Inc., 1986 Long-Term Incentive Plan as amended (2)*
Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990 (3);
amended March 28, 1991 (4); and as further amended October 27, 1994 (5)*
Severance Agreement, dated April 1, 2001, between the Company and David J. Aldrich (6)*
Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee
Directors (2)*
Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995 (5)*
Severance Agreement, dated September 4, 1998, between the Company and Paul E. Vincent
(7)*
Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee
Directors (8)*
Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan (10)*
Skyworks Solutions, Inc. Directors' 2001 Stock Option Plan (11)*
Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan (18)
Washington Sub Inc., 2002 Stock Option Plan (15)
Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan (18)
Form of Shareholders Agreement, dated as of December 16, 2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc. (17)
Warrant, dated as of June 25, 2002, issued to Jazz Semiconductor, Inc. (16)
Newport Beach Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. (18)
Information Technology Service Agreement, dated as of June 25, 2002, by and between the
Company and Conexant Systems, Inc. (18)
Mexicali Device Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. + (18)
Newbury Park Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. + (18)
Refinancing Agreement, dated as of November 6, 2002, by and among the Company, certain of its subsidiaries and Conexant Systems, Inc. (12)
First Amendment of Financing Agreement, dated as of November 6, 2002, by and among the
Company, certain of its subsidiaries and Conexant Systems, Inc. (12)
Letter Agreement, dated as of November 6, 2002, by and between the Company and Conexant
Systems, Inc. (12)
Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers) (18)
Registration Rights Agreement, dated as of November 12, 2002, by and between the
Company and Conexant Systems, Inc. (18)
2002 Skyworks Solutions, Inc. Employee Stock Purchase Plan (18)
Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA,
Inc. and Wachovia Bank, National Association. (19)
Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks
USA, Inc. (19)
Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA,
Inc. and the Company. (19)
Registration Rights Agreement, dated as of September 9, 2003, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers) (21)
Terms Agreement, dated as of September 9, 2003, by and among the Company and Credit
Suisse First Boston. (21)
Statement regarding computation of per share earnings. (See Note 2 to the Consolidated
Financial Statements)
Letter dated June 27, 2002 from Deloitte & Touche LLP to the Securities and Exchange
Commission. (22)
Subsidiaries of the Registrant **
Consent of KPMG LLP **
Consent of Deloitte & Touche LLP **
Certification of CEO - Rule 13A-14(A) or 15D-14(A) **
Certification of CFO - Rule 13A-14(A) or 15D-14(A) **
Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 **

* Management contract or compensatory plan

** Filed herewith

+ Confidential treatment granted for certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission.

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14) (15) (16) (17) (18) (19) (20) (21) (22)	Incorporated by reference to the exhibit filed with our Registration Statement on Form
S-3 filed on July 15, 2002 (File No. 333-92394).
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1994 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1992 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1993 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 1995 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001.
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1998 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 1998 (File No. 001-05560).
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3,1994 (File No. 001-05560).
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
for the fiscal quarter ended June 27, 2003.
Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.
Incorporated by reference to the exhibits filed with our Current Report on Form 8-K dated September 10, 2003.
Incorporated by reference to the exhibit filed with our Current Report on Form 8-K dated June 28, 2002.

(b)     Reports on Form 8-K

The Company filed, on July 23, 2003, a current report on Form 8-K furnishing one exhibit: a Press Release announcing the Company’s financial results for the three and nine month periods ended June 27, 2003.

The Company filed, on September 9, 2003, a current report on Form 8-K, which served to incorporate by reference the Company’s press releases dated September 8, 2003 and September 9, 2003 relating to the issuance, pricing and sale of an offering of 9,200,000 shares of the Company’s common stock.

The Company filed, on September 10, 2003, a current report on Form 8-K which served to incorporate by reference the Terms Agreement dated September 9, 2003 between the Company and Credit Suisse First Boston LLC, relating to the issuance and sale of an offering of 9,200,000 shares of the Company’s common stock.

The Company filed, on October 30, 2003, a current report on Form 8-K furnishing one exhibit: a Press Release announcing the Company’s financial results for the three and twelve month periods ended October 3, 2003.

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

Date: December 22, 2003

SKYWORKS SOLUTIONS, INC.

Registrant

By: /s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer
President
Director

By: /s/ PAUL E. VINCENT
Paul E. Vincent
Chief Financial Officer
Treasurer
Principal Accounting Officer
Secretary

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2003.

Signature and Title                                                                     Signature and Title

/s/ DWIGHT W. DECKER	/s/ DONALD R. BEALL
Dwight W. Decker	Donald R. Beall
Chairman of the Board	Director

/s/ DAVID J. ALDRICH	/s/ MOIZ M. BEGUWALA
David J. Aldrich	Moiz M. Beguwala
Chief Executive Officer	Director
President and Director

/s/ PAUL E. VINCENT	/s/ TIMOTHY R. FUREY
Paul E. Vincent	Timothy R. Furey
Chief Financial Officer	Director
Treasurer
Principal Accounting Officer
Secretary

/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

/s/ THOMAS C. LEONARD
Thomas C. Leonard
Director

/s/ DAVID J. MCLACHLAN
David J. McLachlan
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning Balance	Charged to Costs and Expenses (1)	Deductions	Other (3)	Ending Balance
Year Ended September 30, 2001
Allowance for doubtful accounts	$ 3,792	$ (468)	$ (118)	$ --	$ 3,206
Reserve for sales returns	$ 534	$ 4,055	$ --	$ --	$ 4,589
Allowance for excess and obsolete inventories	$ 9,099	$ 2,286 (2)	$ --	$ --	$11,385
Year Ended September 30, 2002
Allowance for doubtful accounts	$ 3,206	$ (512)	$ (575)	$ (795)	$ 1,324
Reserve for sales returns	$ 4,589	$ 7,616	$(7,199)	$ 3,510	$ 8,516
Allowance for excess and obsolete inventories	$ 11,285	$ 6,225	$(3,092)	$ 6,100	$20,618
Year Ended September 30, 2003
Allowance for doubtful accounts	$ 1,324	$ 1,156	$ (501)	$ --	$ 1,979
Reserve for sales returns	$ 8,516	$ 3,624	$(7,131)	$ --	$ 5,009
Allowance for excess and obsolete inventories	$20,618	$ 9,577	$(4,890)	$ --	$25,305

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

(3)

Amounts include Alpha’s allowance for doubtful accounts, reserve for sales returns and allowances for excess and absolute inventories balances of $1.2 million, $3.5 million and $6.1 million, respectively, which were assumed on June 25, 2002 in connection with the Merger. In addition, Conexant retained Washington/Mexicali’s accounts receivable and allowance for doubtful accounts balances as of June 25, 2002. Washington/Mexicali’s allowance for doubtful accounts balance at June 25, 2002 was $2.0 million.

EXHIBIT INDEX

No.	Description
21 23.a 23.b 31.a 31.b 32	Subsidiaries of the Registrant
Consent of KPMG LLP
Consent of Deloitte & Touche LLP
Certification of CEO - Rule 13A-14(A) or 15D-14(A)
Certification of CFO - Rule 13A-14(A) or 15D-14(A)
Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002