Form 10-Q
period 2004-01-02
SKYWORKS SOLUTIONS INC
filed 2004-02-17
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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
[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2004
Common Stock, par value $.25 per share	149,083,148

The Exhibit Index is located on page 39

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

ASSETS	December 31,	September 30,
	2003	2003
Current assets:
Cash and cash equivalents	$176,251	$161,506
Short-term investments	--	3,988
Restricted cash	5,312	5,312
Receivables, net of allowance for doubtful accounts of
$2,066 and $1,979, respectively	150,842	144,267
Inventories	61,844	58,168
Other current assets	12,587	12,854

Total current assets	406,836	386,095
Property, plant and equipment, less accumulated depreciation and amortization of
$239,322 and $232,480, respectively	126,669	121,556
Property held for sale	6,265	6,209
Goodwill	505,034	505,514
Intangible assets, less accumulated amortization of $5,040 and $4,460, respectively	21,601	22,181
Deferred tax asset	22,766	22,766
Other assets	26,551	26,347

Total assets	$1,115,722	$1,090,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$--	$29
Short-term debt	39,005	41,652
Accounts payable	64,393	50,369
Accrued compensation and benefits	27,156	16,963
Other current liabilities	25,047	27,803

Total current liabilities	155,601	136,816
Long-term debt, less current maturities	275,000	275,000
Other long-term liabilities	5,891	5,677

Total liabilities	436,492	417,493
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 148,900 and 148,604
shares issued and outstanding, respectively	37,225	37,151
Additional paid-in capital	1,260,074	1,258,265
Accumulated deficit	(617,437)	(621,609)
Accumulated comprehensive loss	(632)	(632)
Total stockholders' equity	679,230	673,175

Total liabilities and stockholders' equity	$1,115,722	$1,090,668

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
Net revenues	$175,108	$160,194
Cost of goods sold	108,368	95,074

Gross profit	66,740	65,120
Operating expenses:
Research and development	36,694	37,301
Selling, general and administrative	18,904	20,252
Amortization of intangible assets	769	1,127

Total operating expenses	56,367	58,680

Operating income	10,373	6,440
Interest expense	(5,374)	(5,734)
Other income (expense), net	453	823

Income before income taxes and cumulative effect of change in accounting principle	5,452	1,529
Provision for income taxes	1,280	738

Income before cumulative effect of change in accounting principle	4,172	791

Cumulative effect of change in accounting principle, net of tax	--	(397,139)

Net income (loss)	$4,172	$(396,348)

Per share information:
Income before cumulative effect of change in accounting principle, basic and diluted	$0.03	$0.01
Cumulative effect of change in accounting principle, net of tax, basic and diluted	--	(2.88)

Net income (loss), basic and diluted	$0.03	$(2.87)

Weighted average number of common shares outstanding:
Basic	148,784	137,896

Diluted	150,997	137,896

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,172	$(396,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill transitional impairment charge	--	397,139
Depreciation	8,625	9,108
Amortization	769	1,127
Amortization of deferred financing costs	553	271
Contribution of common shares to Savings and Retirement Plans	725	1,471
Loss on sale of assets	56	52
Deferred income taxes	--	301
Changes in assets and liabilities:
Receivables, net	(6,575)	(15,482)
Inventories, net	(3,676)	7,380
Other assets	(199)	7,278
Accounts payable	14,024	377
Other liabilities	7,651	(43,727)

Net cash provided by (used in) operating activities	26,125	(31,053)

Cash flows from investing activities:
Capital expenditures	(13,850)	(13,932)
Maturities of short-term investments	3,998	--

Net cash provided by (used in) investing activities	(9,862)	(13,932)

Cash flows from financing activities:
Proceeds from unsecured notes offering	--	230,000
Payments on notes payable	(2,676)	(135,034)
Financing costs	--	(9,409)
Exercise of stock options	1,158	333

Net cash provided by (used in) financing activities	(1,518)	85,890

Net increase in cash and cash equivalents	14,745	40,905
Cash and cash equivalents at beginning of period	161,506	53,358

Cash and cash equivalents at end of period	$176,251	$94,263

Supplemental cash flow disclosures:
Taxes paid	$317	$767

Interest paid	$7,331	$7,424

Non-cash financing activities:
Conexant debt refinancing	$--	$45,000

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)

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

Since the date of the Merger, the Company has purchased certain services from Conexant (information systems, research and technology, accounting, etc.) pursuant to a transition services agreement, most of which expired on December 31, 2002. The Company expects to transition the remaining information systems services from Conexant to third party providers before the end of fiscal 2004.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC.

Fiscal Periods — The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2003 ended on October 3, 2003 and the first quarters of fiscal 2004 and fiscal 2003 ended on January 2, 2004 and December 27, 2002, respectively.

NOTE 2.      INVENTORY

        Inventories consist of the following (in thousands):

	December 31,	September 30,
	2003	2003
Raw materials	$ 8,493	$8,475
Work-in-process	39,572	35,797
Finished goods	13,779	13,896

	$61,844	$58,168

NOTE 3.      GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” on October 1, 2002 and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, the Company determined that it has one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company completed step one and determined that its goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company completed step two and determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in the Company’s results of operations as of the beginning of fiscal 2003. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Goodwill and intangible assets consist of the following (in thousands):

		December 31, 2003			September 30, 2003
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$ 505,034	$ --	$ 505,034	$ 505,514	$ --	$505,514
Amortized intangible assets:
Developed technology	10	10,550	(3,057)	7,493	10,550	(2,806)	7,744
Customer relationships	10	12,700	(1,915)	10,785	12,700	(1,598)	11,102
Other	3	122	(68)	54	122	(56)	66

		23,372	(5,040)	18,332	23,372	(4,460)	18,912
Unamortized intangible assets:
Trademarks		3,269	--	3,269	3,269	--	3,269

	10	$ 531,675	$ (5,040)	$ 526,635	$ 532,155	$ (4,460)	$527,695

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Amortization expense	$580	$887

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008
Amortization expense	$2,285	$2,161	$2,144	$2,144	$2,144

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Developed Technology	Customer Relationships	Trademarks	Other	Total
Balance as of September 30, 2003	$505,514	$10,550	$12,700	$3,269	$122	$532,155
Additions (deductions) during year	(480)	--	--	--	--	(480)

Balance as of December 31, 2003	$505,034	$10,550	$12,700	$3,269	$122	$531,675

The deductions in the first quarter of fiscal 2004 reflect the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits will be applied to reduce goodwill is approximately $43.5 million.

NOTE 4.      BORROWING ARRANGEMENTS

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2003,	September 30, 2003
Junior notes	$230,000	$ 230,000
Senior notes	45,000	45,000
CDBG Grant	--	29

	275,000	275,000
Less - current maturities	--	29

	$275,000	$275,000

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due 2007. These junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the junior notes at any time after November 20, 2005. The redemption price of the junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.

Senior notes represent the Company’s 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company’s debt refinancing with Conexant completed on November 13, 2002. These senior notes can be converted into the Company’s common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of the Company’s common stock. Based on this adjustable conversion price, the Company expects that the maximum number of shares that could be issued under the senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If the holder(s) of these senior notes converted the notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of the Company’s stock, the Company would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), the Company will pay the principal amount of the senior notes by issuing a number of shares of common stock equal to the principal amount of the senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The senior notes are redeemable for cash at any time after May 12, 2004 at $1,030 per $1,000 principal amount of senior notes to be redeemed, plus accrued and unpaid interest, unless converted into common stock by the holder prior to the redemption date. The holder(s) may require the Company to repurchase the senior notes upon a change in control of the Company. The Company pays interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest on the senior notes is not deductible for tax purposes because of the conversion feature.

The Company had a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments were due through December 2003 and represented principal plus interest at 5 percent of the unamortized balance. The Company has paid this loan in full at December 31, 2003.

Aggregate annual maturities of the Company’s long-term debt at December 31, 2003 are as follows (in thousands):

Fiscal Year
2005	45,000
2006	--
2007	--
2008	230,000

$275,000

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of December 31, 2003, Skyworks USA had borrowings of $39.0 million outstanding under this agreement.

NOTE 5.      RESTRUCTURING

During fiscal 2003, the Company recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

During the second quarter of fiscal 2002, the Company implemented a number of cost reduction initiatives to more closely align its cost structure with the then-current business environment. The Company recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. Substantially all amounts accrued for these actions have been paid.

	Fiscal 2002 Workforce Reductions	Fiscal 2002 Facility Closings and Other	Fiscal 2003 Workforce Reductions	Fiscal 2003 Facility Closings and Other	Total
Charged to costs and expenses	$2,923	$97	$--	$--	$3,020
Cash payments	(2,225)	(13)	--	--	(2,238)

Restructuring balance, September 30, 2002	698	84	--	--	782
Charged to costs and expenses	--	--	4,819	1,405	6,224
Cash payments	(698)	(47)	(3,510)	(1,236)	(5,491)

Restructuring balance, September 30, 2003	$--	$37	$1,309	$169	$1,515
Charged to costs and expenses	--	--	--	--	--
Cash payments		(16)	(1,121)	(69)	(1,206)

Restructuring balance, December 31, 2003	$--	$21	$188	$100	$309

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During first quarter of fiscal 2004 and the fiscal years ended September 30, 2003 and 2002 payments related to the restructuring reserves assumed from Alpha were $0.1 million, $4.7 million and $1.1 million, respectively. As of December 31, 2003 this balance was $1.9 million and primarily relates to payments on a lease that expires in 2008.

NOTE 6.      SEGMENT INFORMATION

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

NOTE 7.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$4,172	$(396,348)

Weighted average shares outstanding - basic	148,784	137,896
Effect of dilutive stock options	2,213	--

Weighted average shares outstanding - diluted	150,997	137,896

Net income (loss) per share - basic	$0.03	$(2.87)

Net income (loss) per share - diluted	$0.03	$(2.87)

Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 17.1 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2003 because their effect would have been anti-dilutive. Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 35.7 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2002 as the net loss for this period would have made their effect anti-dilutive.

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. SFAS No. 148 is effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on December 27, 2002 and continues to follow APB No. 25 in accounting for employee stock options.

No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to the Merger with Alpha Industries, Inc., Conexant’s wireless business had no separate capitalization. Therefore, the Company had no stock-based compensation prior to June 25, 2002.

Had compensation cost for the Company’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Reported net income (loss)	$ 4,172	$ (396,348)
Total stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax
effects	(1,292)	(1,036)

Adjusted net income (loss)	$ 2,880	$ (397,384)

Per share information:
Basic and diluted:
Reported net income (loss)	$ 0.03	$ (2.87)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.01)	(0.01)

Adjusted net income (loss)	$ 0.02	$ (2.88)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2003	2002
Expected volatility	91%	95%
Risk free interest rate	1.9%	2.5%
Dividend yield	--	--
Expected option life (years)	5.0	4.5
Weighted average fair value of options granted	$ 4.50	$ 2.41

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

NOTE 8.      COMMITMENTS

The Company has various operating leases primarily for buildings and computer equipment. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2004	$ 5,450
2005	6,051
2006	4,906
2007	4,465
2008	4,348
Thereafter	7,034

$ 32,254

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc. (“Jazz Semiconductor”), the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $26 million and $13 million for the remaining nine months of fiscal 2004 and the full fiscal year in 2005, respectively. The Company originally estimated its obligation under this agreement would result in excess costs of approximately $12.9 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $8.1 million in the quarter. During the first quarter of fiscal 2003, the Company reevaluated the remaining $4.8 million obligation related to Jazz Semiconductor and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

NOTE 9.      CONTINGENCIES

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

NOTE 10.      GUARANTEES

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

Warranties are offered on the sale of certain products and an accrual is recorded for estimated claims. The changes in the warranty reserve are as follows:

Warranty balance, September 30, 2003	$ 6,131
Additions	825
Cash payments and reductions	(1,375)

Warranty balance, December 31, 2003	$ 5,581

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

Our fiscal year ends on the Friday closest to September 30. For convenience, the consolidated condensed unaudited financial statements contained herein have been shown as ending on the last day of the calendar month. Fiscal year 2003 ended on October 3, 2003 and the first quarters of fiscal 2004 and fiscal 2003 ended on January 2, 2004 and December 27, 2002, respectively.

We entered into agreements with Conexant providing for the supply to us of transition services by Conexant and for the supply of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We also entered into agreements with Conexant and Jazz Semiconductor, Inc. (“Jazz Semiconductor”), providing for the supply to us of silicon-based wafer fabrication, wafer probe and certain other services by Jazz Semiconductor. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility that is now Jazz Semiconductor. We also provide semiconductor assembly and test services to Conexant at our Mexicali facility.

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

Inventories — We assess the recoverability of inventories through an on-going review of inventory levels relative to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of six to twelve months), we write down the value of those excess inventories. We sell our products to communications equipment original equipment manufacturers (“OEMs”) that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

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

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on October 1, 2002. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Deferred income taxes — We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $43.5 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, we recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because we believe that the related deferred tax asset will be recovered during the carryforward period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003	2002
Net revenues	100.0%	100.0%
Cost of goods sold	61.9	59.3

Gross margin	38.1	40.7
Operating expenses:
Research and development	21.0	23.3
Selling, general and administrative	10.8	12.6
Amortization of intangible assets	0.4	0.7

Total operating expenses	32.2	36.6

Operating income	5.9	4.0
Interest expense	(3.1)	(3.6)
Other income (expense), net	0.3	0.5

Income before income taxes and cumulative effect of change in accounting
principle	3.1	1.0
Provision for income taxes before cumulative effect of change in
accounting principle	0.7	0.5
Cumulative effect of change in accounting principle, net of tax	--	(247.9)

Net income (loss)	2.4%	(247	.4)%

GENERAL

Net revenues increased $14.9 million, or 9.3%, in the first quarter of fiscal 2004 when compared to the corresponding period in the previous year primarily as the result of increasing demand for our wireless product portfolio. Gross margin for the quarter ended December 31, 2002 was favorably affected by $4.8 million when we reevaluated our obligation under wafer fabrication supply agreements with Conexant and Jazz Semiconductor and reduced our liability and cost of sales. Excluding the effect of this item, gross margin improved for the first quarter of fiscal 2004 to 38.1% from 37.7% for the corresponding period in the previous year reflecting increased revenues and improved utilization of our manufacturing facilities for the first quarter of fiscal 2004. In addition, operating results improved through reduced selling, general and administrative costs and research and development costs in the first quarter of fiscal 2004 when compared to the corresponding period in the previous year, reflecting lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions implemented in fiscal 2003.

NET REVENUES

	Three Months Ended December 31,
	2003	Change	2002
(in thousands)
Net revenues	$175,108	9.3%	$160,194

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers and indirectly through electronic components distributors.

Net revenues increased for the quarter ended December 31, 2003 when compared to the corresponding period in the previous year primarily as the result of increased demand for our wireless product portfolio. More specifically, RF subsystems and complete cellular systems exhibited strong year-over-year growth. Additionally, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. These increases in net revenues in the first quarter of fiscal 2004 when compared to the corresponding period in the previous year were tempered by a decrease in average selling prices of our front-end module products and a decline in demand for our semiconductor assembly and test services.

GROSS MARGIN

	Three Months Ended December 31,
	2003	Change	2002
(in thousands)
Gross margin	$ 66,740	2.5%	$65,120
% of net revenues	38.1%		40.7%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.

Gross margin for the quarter ended December 31, 2002 was favorably affected by $4.8 million when we reevaluated our obligation under wafer fabrication supply agreements with Conexant and Jazz Semiconductor and reduced our liability and cost of sales. As of December 31, 2003, we expect to meet all of our purchase obligations under these agreements. Pursuant to the terms of these agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Excluding the effect of this item, gross margin improved for the first quarter of fiscal 2004 to 38.1% from 37.7% for the corresponding period in the previous year. This reflects increased revenues and improved utilization of our manufacturing facilities for the first quarter of fiscal 2004.

RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,
	2003	Change		2002
(in thousands)
Research and development	$ 36,694	(1	.6)%	$ 37,301
% of net revenues	21.0%			23.3%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.

Our research and development expenses in both the first quarters of fiscal 2004 and fiscal 2003 represent our commitment to design new products and processes and address new opportunities to meet our customers’ demands. Since the Merger, we have expanded customer support engagements as well as development efforts targeting semiconductor solutions using the CDMA2000, GSM, General Packet Radio Services, or GPRS, and third-generation, or 3G, wireless standards in both the digital cellular handset and infrastructure markets. Research and development expenses were slightly lower for the first quarter of fiscal 2004 when compared to the corresponding period in the previous year because of lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions implemented in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,
	2003	Change		2002
(in thousands)
Selling, general and administrative	$ 18,904	(6	.7)%	$ 20,252
% of net revenues	10.8%			12.6%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

The decrease in selling, general and administrative expenses for the quarter ended December 31, 2003 when compared to the corresponding period in the previous year is primarily the result of lower headcount and personnel-related costs resulting from the expense reduction and restructuring actions implemented in fiscal 2003.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended December 31,
	2003	Change		2002
(in thousands)
Amortization of intangible assets	$ 769	(31	.8)%	$ 1,127
% of net revenues	0.4%			0.7%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the first quarter of both fiscal 2004 and fiscal 2003 primarily represents the amortization of these intangible assets. During the fourth quarter of fiscal 2003 we wrote down certain intangible assets related to our infrastructure business based on a recoverability analysis prepared by management based on a decline in demand for, and a decision to discontinue, certain infrastructure products. This write-down established a new cost basis for these assets and resulted in a decrease in amortization expense for the first quarter of fiscal 2004 when compared to the same period in fiscal 2003.

INTEREST EXPENSE

	Three Months Ended December 31,
	2003	Change		2002
(in thousands)
Interest expense	$ 5,374	(6	.3)%	$ 5,734
% of net revenues	3.1%			3.6%

The decrease in interest expense for the first quarter of fiscal 2004 when compared to the corresponding period in the previous year is primarily related to the restructuring of certain of our Merger-related debt obligations to Conexant on November 13, 2002. We repaid our $150 million note with Conexant for the Mexicali facility purchase and approximately $65 million of borrowings under our revolving credit facility with Conexant with the proceeds from the $230 million private placement of convertible junior subordinated notes and the $45 million issuance to Conexant of convertible senior subordinated notes described below. This debt restructuring reduced our overall interest expense and provided funds for working capital needs.

Our long-term debt includes $230 million of convertible subordinated junior notes at a fixed interest rate of 4.75 percent due 2007. These junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. We may redeem the junior notes at any time after November 20, 2005. The redemption price of the junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require that we repurchase the junior notes upon a change in control of the Company. We pay interest in cash semi-annually in arrears on May 15 and November 15 of each year.

In addition, our long-term debt includes $45 million of convertible senior subordinated notes at a fixed rate of 15 percent due June 30, 2005, which were issued as part of our debt refinancing with Conexant. These senior notes can be converted into our common stock at a conversion rate based on the applicable conversion price, which is subject to adjustment based on, among other things, the market price of our common stock. Based on this adjustable conversion price, we expect that the maximum number of shares that could be issued under the senior notes is approximately 7.1 million shares, subject to adjustment for stock splits and other similar dilutive occurrences. If the holder(s) of these senior notes converted the notes at a price that is less than the original conversion price ($7.87) as the result of a decrease in the market price of our stock, we would be required to record a charge to interest expense in the period of conversion. At maturity (including upon certain acceleration events), we will pay the principal amount of the senior notes by issuing a number of shares of common stock equal to the principal amount of the senior notes then due and payable divided by the applicable conversion price in effect on such date, together with cash in lieu of any fractional shares. The senior notes are redeemable for cash at any time after May 12, 2004 at $1,030 per $1,000 principal amount of senior notes to be redeemed, plus accrued and unpaid interest, unless converted into common stock by the holder prior to the redemption date. The holder(s) may require that we repurchase the senior notes upon a change in control of the Company. We pay interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest on the senior notes is not deductible for tax purposes because of the conversion feature.

We entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned, special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. Our short-term debt consists of funds borrowed under the Facility Agreement. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in our results of operations. Interest related to the Facility Agreement is LIBOR plus 0.4% and was approximately 1.5% at September 30, 2003. We perform collections and administrative functions on behalf of Skyworks USA. As of December 31, 2003, Skyworks USA had borrowings of $39.0 million outstanding under this agreement.

OTHER INCOME, NET

	Three Months Ended December 31,
	2003	Change		2002
(in thousands)
Other income, net	$ 453	(45	.0)%	$ 823
% of net revenues	0.3%			0.5%

Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION FOR INCOME TAXES

	Three Months Ended December 31,
	2003	Change	2002
(in thousands)
Provision for income taxes	$ 1,280	73.4%	$ 738
% of net revenues	0.7%		0.5%

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of December 31, 2003, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the first quarter of fiscal 2004 consists of approximately $0.8 million of foreign income taxes incurred by foreign operations and approximately $0.5 million of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our annual report on Form 10-k, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.

The provision for income taxes for the first quarter of fiscal 2003 consists of foreign income taxes incurred by foreign operations.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” October 1, 2002 and performed a transitional impairment test for goodwill. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. As part of the first step, we determined that we have one reporting unit for purposes of performing the fair-value based test of goodwill. This reporting unit is consistent with our single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We completed step one and determined that our goodwill and unamortized intangible assets were impaired. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We completed step two and determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in our results of operations as of the beginning of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended December 31,
(in thousands)	2003	2002
Cash and cash equivalents at beginning of period	$ 161,506	$ 53,358
Net cash provided by (used in) operating activities	26,125	(31,053)
Net cash provided by (used in) investing activities	(9,862)	(13,932)
Net cash provided by (used in) financing activities	(1,518)	85,890
Cash and cash equivalents at end of period	$ 176,251	$ 94,263

Cash provided by operating activities was $26.1 million for the first quarter of fiscal 2004, reflecting net income of $4.2 million, in addition to non-cash charges, primarily depreciation, amortization, and contribution of common shares to Savings and Retirement Plans of $10.7 million and a net decrease in the components of working capital of approximately $11.2 million. Operating results for the first quarter of fiscal 2004 improved when compared to the same period in fiscal 2003, primarily as the result of increased revenues and improved utilization of our manufacturing facilities. Cash used in operating activities was $31.0 million for the first quarter of fiscal 2003, reflecting a net loss of $396.3 million, offset by non-cash charges, primarily our goodwill transitional impairment charge, depreciation, amortization, and contribution of common shares to Savings and Retirement Plans, of $409.5 million and a net decrease in the components of working capital of approximately $44.2 million, including $35.6 million of nonrecurring merger related expense payments.

Cash used in investing activities for both the first quarter of fiscal 2004 and fiscal 2003 consisted of capital expenditures of $13.9 million. These capital expenditures represent our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In the first quarter of fiscal 2004, these capital expenditures were partially offset by approximately $4.0 million of cash provided by the maturity of short-term investments.

Cash used in financing activities for the first quarter of fiscal 2004 principally consisted of approximately $2.7 million of net payments to Wachovia Bank, National Association under our Facility Agreement. As of December 31, 2003, Skyworks USA had borrowings of $39.0 million outstanding under our $50 million Facility Agreement secured by the purchased accounts receivable. These financing activity cash outflows were partially offset by approximately $1.2 million of cash provided by stock option exercises during the first quarter of fiscal 2004. Cash provided by financing activities for the first quarter of fiscal 2003 principally consisted of the net impact of the Company’s private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million note to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15 percent convertible debt securities with a maturity date of June 30, 2005. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Based on our results of operations for the first quarter of fiscal 2004 and current trends, and after giving effect to the net proceeds of our $102 million offering of our common stock on September 12, 2003, our $230 million private placement of 4.75 percent convertible subordinated notes due 2007, our $45 million debt refinancing with Conexant and our Facility Agreement, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations would be materially adversely affected.

COMMITMENTS

Following is a summary of our contractual payment obligations for consolidated debt, purchase obligations and lease obligations at December 31, 2003 (in thousands):

Obligation	Total	Less than 1 year	1-3 years	4-5 Years	Thereafter
Long-term debt	$275,000	$ --	$ 45,000	$230,000	$ --
Short-term debt	39,005	39,005	--	--	--
Unconditional purchase obligations	38,630	25,753	12,877	--	--
Capital leases	--	--	--	--	--
Operating leases	32,254	5,450	10,958	8,812	7,034

	$384,889	$70,208	$ 68,835	$238,812	$7,034

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of operating leases and unconditional purchase obligations. We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments. The leases generally contain renewal provisions for varying periods of time. Our unconditional purchase obligations relate to supply agreements entered into with Conexant and Jazz Semiconductor. Pursuant to these supply agreements we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor and are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor.

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

                During the late 1990‘s and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. However, beginning in calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our products and system solutions, particularly cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. Although we may be emerging from this period of reduced end-customer demand, should it recur it could result in underutilization of our manufacturing capacity, reduced revenues and other impacts that would materially and adversely affect our operating results.

                Because of the cyclical nature of the wireless communications semiconductor industry, we cannot assure you of the timing, duration or magnitude of any recovery in our industry or that a sustainable recovery will occur. We cannot assure you that the wireless communications semiconductor industry will not experience future, and possibly more severe and prolonged, downturns, or that our operating results or financial condition will not be adversely affected by them. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

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

                On December 31, 2003, after giving effect to unused availability under our receivable financing credit facility with Wachovia Bank, National Association, we would have had total indebtedness of approximately $325 million, which would have represented approximately 34% of our total capitalization.

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

                We may need to obtain sources of financing in the future. After giving effect to the net proceeds of our $102 million offering of shares of our common stock on September 12, 2003, our $230 million private placement of 4.75 percent convertible subordinated notes due 2007, our $45 million debt refinancing with Conexant and our receivables financing credit facility with Wachovia Bank, National Association, we believe that our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditure, working capital and other financing requirements for at least the next twelve months.

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

                Under supply agreements entered into with Conexant and Jazz Semiconductor we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $26 million for the remaining nine months of fiscal 2004 and $13 million for fiscal 2005. Based on our current business outlook, we anticipate purchasing approximately $70 million in wafers from Jazz Semiconductor during the remaining nine months of fiscal 2004.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2003, the carrying value of our cash and cash equivalents approximates fair value. Our short-term debt primarily consists of borrowings under our credit facility with Wachovia Bank, N.A. As of December 31, 2003, we had borrowings of $39.0 million outstanding under this credit facility. Interest related to our short-term debt is at a fixed rate. Consequently, we do not have significant cash flow exposure on our short-term debt.

We issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the quarter ended December 31, 2003 our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007 and $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005. We do not believe that we have significant cash flow exposure on our long-term debt.

Based on our overall evaluation of our market risk exposures from all of our financial instruments at December 31, 2003, a near-term change in market rates would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
10.a 10.b 10.c 10.d 31.a 31.b 32	Severance and Change in Control Agreement between the Company and Kevin D. Barber **
Severance and Change in Control Agreement between the Company and Liam K. Griffin  **
Severance and Change in Control Agreement between the Company and George M. LeVan  **
Change in Control Agreement between the Company and Allan M. Kline  **
Certification of CEO - Rule 13A-14(A) or 15D-14(A)  **
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

The Company filed, on January 12, 2004, a current report on Form 8-K furnishing one exhibit: a Press Release announcing that it had named Allan M. Kline as Chief Financial Officer, effective January 5, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2004

SKYWORKS SOLUTIONS, INC.

Registrant

By: /s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer
President
Director

By: /s/ ALLAN M. KLINE
Allan M. Kline
Chief Financial Officer

By: /s/ PAUL E. VINCENT
Paul E. Vincent
Chief Accounting Officer

EXHIBIT INDEX

No.	Description
10.a 10.b 10.c 10.d 31.a 31.b 32	Severance and Change in Control Agreement between the Company and Kevin D. Barber
Severance and Change in Control Agreement between the Company and Liam K. Griffin
Severance and Change in Control Agreement between the Company and George M. LeVan
Change in Control Agreement between the Company and Allan M. Kline
Certification of CEO - Rule 13A-14(A) or 15D-14(A)
Certification of CFO - Rule 13A-14(A) or 15D-14(A)
Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002