Form 10-Q
period 2004-04-02
SKYWORKS SOLUTIONS INC
filed 2004-05-17
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

Commission file number 1-5560

SKYWORKS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(781) 376-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $.25 per share	149,684,499

The Exhibit Index is located on page 42

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$191,773	$161,506
Short-term investments	—	3,988
Restricted cash	5,312	5,312
Receivables, net of allowance for doubtful accounts of $2,100 and $1,979, respectively	142,708	144,267
Inventories	72,334	58,168
Other current assets	11,868	12,854

Total current assets	423,995	386,095
Property, plant and equipment, less accumulated depreciation and amortization of $245,674 and $232,480, respectively	126,939	121,556
Property held for sale	6,265	6,209
Goodwill	505,034	505,514
Intangible assets, less accumulated amortization of $5,619 and $4,460, respectively	21,022	22,181
Deferred tax assets	22,766	22,766
Other assets	12,174	26,347

Total assets	$1,118,195	$1,090,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$29
Short-term debt	45,054	41,652
Accounts payable	70,032	50,369
Accrued compensation and benefits	21,528	16,963
Other current liabilities	26,181	27,803

Total current liabilities	162,795	136,816
Long-term debt, less current maturities	275,000	275,000
Other long-term liabilities	5,756	5,677

Total liabilities	443,551	417,493
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 149,592 and 148,604 shares issued and outstanding, respectively	37,398	37,151
Additional paid-in capital	1,264,736	1,258,265
Accumulated deficit	(626,858)	(621,609)
Accumulated comprehensive loss	(632)	(632)

Total stockholders’ equity	674,644	673,175

Total liabilities and stockholders’ equity	$1,118,195	$1,090,668

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$183,471	$157,364	$358,579	$317,558
Cost of goods sold	114,167	93,845	222,535	188,919

Gross profit	69,304	63,519	136,044	128,639
Operating expenses:
Research and development	35,992	40,109	72,686	77,410
Selling, general and administrative	21,154	19,940	40,058	40,192
Amortization	769	1,108	1,538	2,235
Special charges	15,759	3,295	15,759	3,295

Total operating expenses	73,674	64,452	130,041	123,132

Operating income (loss)	(4,370)	(933)	6,003	5,507
Other income (expense):
Interest expense	(5,403)	(5,047)	(10,777)	(10,781)
Other income, net	303	626	756	1,449

Total other income (expense), net	(5,100)	(4,421)	(10,021)	(9,332)

Loss before income taxes and cumulative effect of change in accounting principle	(9,470)	(5,354)	(4,018)	(3,825)
Provision (benefit) for income taxes before cumulative effect of change in accounting principle	(49)	601	1,231	1,339

Net loss before cumulative effect of change in accounting principle	(9,421)	(5,955)	(5,249)	(5,164)

Cumulative effect of change in accounting principle, net of tax	—	—	—	(397,139)

Net loss	$(9,421)	$(5,955)	$(5,249)	$(402,303)

Per share information:
Loss before cumulative effect of change in accounting principle, basic and diluted	$(0.06)	$(0.04)	$(0.04)	$(0.04)

Cumulative effect of change in accounting principle, net of tax, basic and diluted	—	—	—	(2.88)

Net loss, basic and diluted	$(0.06)	$(0.04)	$(0.04)	$(2.91)

Weighted average number of common shares outstanding:
Basic and diluted	149,396	138,141	149,090	138,019

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,249)	$(402,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill transitional impairment charge	—	397,139
Depreciation	17,044	18,361
Non-cash special charges	10,853	—
Amortization	1,538	2,235
Amortization of deferred financing costs	1,106	819
Contribution of common shares to Savings and Retirement Plans	4,207	2,460
Loss on sale of assets	336	229
Deferred income taxes	—	642
Changes in assets and liabilities:
Receivables, net	1,559	(27,702)
Inventories, net	(14,166)	(1,178)
Other assets	5,192	2
Accounts payable	19,663	23,982
Other liabilities	3,022	(43,137)

Net cash provided by (used in) operating activities	45,105	(28,451)

Cash flows from investing activities:
Capital expenditures	(24,710)	(26,578)
Maturities of short-term investments	3,988	—

Net cash provided by (used in) investing activities	(20,722)	(26,578)

Cash flows from financing activities:
Proceeds from unsecured notes offering	—	230,000
Proceeds from (payments on) short-term borrowings	3,373	(135,069)
Financing costs	—	(9,450)
Exercise of stock options	2,511	517

Net cash provided by (used in) financing activities	5,884	85,998

Net increase (decrease) in cash and cash equivalents	30,267	30,969
Cash and cash equivalents at beginning of period	161,506	53,358

Cash and cash equivalents at end of period	$191,773	$84,327

Supplemental cash flow disclosures:
Taxes paid	$639	$2,407

Interest paid	$9,212	$10,609

Non-cash financing activities:
Conexant debt refinancing	$—	$45,000

Stock issued for trademark	$—	$469

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC.

Fiscal Periods — The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2003 ended on October 3, 2003 and the second quarters of fiscal 2004 and fiscal 2003 actually ended on April 2, 2004 and March 28, 2003, respectively.

NOTE 2. INVENTORY

     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2004	2003
Raw materials	$11,903	$8,474
Work-in-process	52,627	43,550
Finished goods	7,804	6,144

	$72,334	$58,168

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

Goodwill and intangible assets consist of the following (in thousands):

		March 31, 2004			September 30, 2003
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$505,034	$—	$505,034	$505,514	$—	$505,514
Amortized intangible assets:
Developed technology	10	10,550	(3,308)	7,242	10,550	(2,806)	7,744
Customer relationships	10	12,700	(2,232)	10,468	12,700	(1,598)	11,102
Other	3	122	(79)	43	122	(56)	66

	10	23,372	(5,619)	17,753	23,372	(4,460)	18,912

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

		$531,675	$(5,619)	$526,056	$532,155	$(4,460)	$527,695

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Amortization expense	$579	$887	$1,159	$1,773

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008
Amortization expense	$2,285	$2,161	$2,144	$2,144	$2,144

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2003	$505,514	$10,550	$12,700	$3,269	$122	$532,155
Additions (deductions) during year	(480)	—	—	—	—	(480)

Balance as of March 31, 2004	$505,034	$10,550	$12,700	$3,269	$122	$531,675

The deductions to goodwill were recorded in the first quarter of fiscal 2004 reflecting the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $43.5 million.

NOTE 4. BORROWING ARRANGEMENTS

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2004	2003
Junior notes	$230,000	$230,000
Senior notes	45,000	45,000
CDBG Grant	—	29

	275,000	275,029
Less — current maturities	—	29

	$275,000	$275,000

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due November 2007. These junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the junior notes at any time after November 20, 2005. The redemption price of the junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.

Senior notes represent the Company’s 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company’s debt refinancing with Conexant completed on November 13, 2002. On April 22, 2004, the Company notified the holder of the senior notes that it would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of the Company’s common stock. The Company paid interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest paid on the senior notes is not deductible for tax purposes because of the conversion feature.

The Company had a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments were due through December 2003 and represented principal plus interest at 5 percent of the unamortized balance. The Company paid this loan in full during the first quarter of fiscal 2004.

Aggregate annual maturities of the Company’s long-term debt at March 31, 2004 are as follows (in thousands):

Fiscal Year
2004	$—
2005	45,000
2006	—
2007	—
2008	230,000

$275,000

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of March 31, 2004, Skyworks USA had borrowings of $45.1 million outstanding under this agreement.

NOTE 5. SPECIAL CHARGES

Special charges consists of the following (in thousands):

	Three Months and Six Months Ended
	March 31,	March 31,
	2004	2003
Asset impairments	$13,183	$—
Restructuring	2,576	3,295

	$15,759	$3,295

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of certain obsolete baseband technology licenses that were established prior to the Merger. This charge includes $1.8 million of contractual payment obligations, which the Company expects to pay within one year. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

RESTRUCTURING

2004 Corporate Restructuring Plan

During the second quarter of fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at two remote facilities and recorded restructuring charges of approximately $2.6 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$2,078	$498	$2,576
Cash payments	(655)	—	(655)

Restructuring balance, March 31, 2004	$1,423	$498	$1,921

2003 and 2002 Corporate Restructuring Plans

During fiscal 2003 and fiscal 2002, the Company recorded $6.2 million and $3.0 million, respectively, in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of March 31, 2004, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

Activity and liability balances related to the fiscal 2003 and fiscal 2002 restructuring actions are as follows (in thousands):

	2003		2002
	Workforce	Facility Closings	Workforce	Facility Closings
	Reductions	and Other	Reductions	and Other	Total
Charged to costs and expenses	$—	$—	$2,923	$97	$3,020
Cash payments	—	—	(2,225)	(13)	(2,238)

Restructuring balance, September 30, 2002	$—	$—	698	84	782
Charged to costs and expenses	4,819	$1,405	—	—	$6,224
Cash payments	(3,510)	(1,236)	(698)	(47)	(5,491)

Restructuring balance, September 30, 2003	$1,309	$169	$—	$37	$1,515
Charged to costs and expenses	412	—	—	—	412
Cash payments	(1,422)	(83)	—	(30)	(1,535)

Restructuring balance, March 31, 2004	$299	$86	$—	$7	$392

Pre-Merger Alpha Restructuring Plan

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During fiscal 2004 and the fiscal years ended September 30, 2003 and 2002 payments related to the restructuring reserves assumed from Alpha were $0.3 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.4 million in the second quarter of fiscal 2004 primarily related to a reduction in facility closure costs. This reduction of expenses is reflected in the special charges line of the Company’s results of operations. As of March 31, 2004 the restructuring reserve balance related to Alpha was $1.3 million and primarily relates to estimated future payments on a lease that expires in 2008.

NOTE 6. PENSIONS AND OTHER RETIREE BENEFITS

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

The components of defined benefit expense for the three and six months ended March 31, 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2004		March 31, 2004
		Retiree		Retiree
	Pension	Medical	Pension	Medical
	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned	$—	$—	$—	$—
Interest cost on benefit obligation	44	18	88	36
Estimated return on assets	(15)	—	(30)	—
Net amortization	1	13	2	25

Net periodic benefit cost	$30	$31	$60	$61

In both the first and second quarter of fiscal 2004, the Company contributed $0.1 million to the pension benefit plan. The Company expects to contribute approximately $0.2 million to the benefit pension plan for the remaining six months of fiscal 2004.

NOTE 7. SEGMENT INFORMATION

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes which is the design, development, manufacture and marketing of proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

NOTE 8. EARNINGS PER SHARE

For the three months ended March 31, 2004 basic and diluted net loss is $0.06 per share and for the six months ended March 31, 2004 basic and diluted net loss is $0.04 per share. Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 33.0 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and six months ended March 31, 2004 as the net loss for this period would have made their effect anti-dilutive.

For the three months ended March 31, 2003 basic and diluted net loss is $0.04 per share and for the six months ended March 31, 2003 basic and diluted net loss is $2.91 per share. Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 34.2 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and six months ended March 31, 2003 as the net loss for this period would have made their effect anti-dilutive.

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

Pursuant to an exchange offer dated June 16, 2003 (the “Exchange Offer”), the Company offered a stock option exchange program to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, giving them the right to tender outstanding stock options with an exercise price of $13.00 per share or more in exchange for new options to be issued six months and one day after the close of the Exchange Offer. On July 3, 2003, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 5,328,085 shares of the Company’s common stock. These stock options were cancelled as of that date. Pursuant to the Exchange Offer, a ratio was applied to the options accepted for exchange from eligible employees and on January 5, 2004 the Company issued new options to purchase 3,378,319 shares of the Company’s common stock with an exercise price at fair market value in exchange for the options cancelled in connection with the offer. These new options will vest ratably over an eighteen-month period. The Exchange Offer qualified for fixed accounting and thus the Company did not recognize compensation expense in connection with the grant of the replacement options pursuant to the Exchange Offer.

Had compensation cost for the Company’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Reported net loss	$(9,421)	$(5,955)	$(5,249)	$(402,303)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,382	1,000	7,675	2,037

Adjusted net loss	$(15,803)	$(6,955)	$(12,924)	$(404,340)

Per share information:
Basic and diluted:
Reported loss	$(0.06)	$(0.04)	$(0.04)	$(2.91)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.04)	(0.01)	(0.05)	(0.01)

Adjusted net loss	$(0.10)	$(0.05)	$(0.09)	$(2.92)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected volatility	91%	95%
Risk free interest rate	1.9%	2.5%
Dividend yield	—	—
Expected option life (years)	5.0	4.5

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

NOTE 9. COMMITMENTS

The Company has various operating leases primarily for buildings and computer equipment. Purchase options may be exercised at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2004	$3,580
2005	6,051
2006	4,906
2007	4,465
2008	4,348
Thereafter	7,034

$30,384

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc. (“Jazz Semiconductor”), the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $13 million for both the remaining six months of fiscal 2004 and the full fiscal year in 2005, respectively. The Company originally estimated its obligation under this agreement would result in excess costs of approximately $12.9 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $8.1 million in the quarter. During the first quarter of fiscal 2003, the Company reevaluated the remaining $4.8 million obligation related to Jazz Semiconductor and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

NOTE 10. CONTINGENCIES

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

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, the Company is in litigation with Qualcomm Incorporated (“Qualcomm”) regarding claims that both the Company and Qualcomm filed and first served against each other on December 4, 2003 asserting violations of certain of each company’s respective intellectual property rights. The Company believes Qualcomm’s claims are without merit and is vigorously defending against Qualcomm’s claims and fully prosecuting its claims against them.

NOTE 11. GUARANTEES

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

Warranties are offered on the sale of certain products and an accrual is recorded for estimated claims. The changes in the warranty reserve are as follows:

Warranty balance, September 30, 2003	$6,131
Additions	1,092
Cash payments and reductions	(4,145)

Warranty balance, March 31, 2004	$3,078

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

Our fiscal year ends on the Friday closest to September 30. For convenience, the consolidated condensed unaudited financial statements contained herein have been shown as ending on the last day of the calendar month. Fiscal year 2003 ended on October 3, 2003 and the second quarters of fiscal 2004 and fiscal 2003 ended on April 2, 2004 and March 28, 2003, respectively.

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

Valuation of long-lived assets, goodwill and intangible assets — Carrying values for long-lived assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on October 1, 2002. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2	59.6	62.1	59.5

Gross margin	37.8	40.4	37.9	40.5
Operating expenses:
Research and development	19.6	25.5	20.3	24.4
Selling, general and administrative	11.5	12.7	11.2	12.7
Amortization	0.4	0.7	0.4	0.7
Special charges	8.6	2.1	4.4	1.0

Total operating expenses	40.2	41.0	36.3	38.8

Operating income (loss)	(2.4)	(0.6)	1.7	1.7
Interest expense	(2.9)	(3.2)	(3.0)	(3.4)
Other income (expense), net	0.2	0.4	0.2	0.5

Loss before income taxes and cumulative effect of change in accounting principle	(5.2)	(3.4)	(1.1)	(1.2)
Provision for income taxes before cumulative effect of change in accounting principle	(0.0)	0.4	0.3	0.4
Cumulative effect of change in accounting principle, net of tax	—	—	—	(125.0)

Net loss	(5.1)%	(3.8)%	(1.5)%	(126.7)%

GENERAL

Net revenues increased $26.1 million, or 16.6%, in the second quarter of fiscal 2004 and $41.0 million, or 12.9%, for the six months ended March 31, 2004 when compared to the corresponding period in the previous year primarily as the result of increasing demand for our wireless product portfolio.

In addition, research and development costs decreased for the three and six months ended March 31, 2004 when compared to the corresponding periods in the previous year, reflecting realization of the benefit of expense reduction initiatives we implemented in the previous two fiscal years. More specifically, we focused our product development on core front-end modules, RF subsystems, cellular systems, infrastructure and next generation solutions.

During the second quarter of fiscal 2004, we recorded approximately $15.8 million of charges primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger and the consolidation of certain cellular systems software design centers.

NET REVENUES

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Net revenues	$183,471	16.6%	$157,364	$358,579	12.9%	$317,558

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers and indirectly through electronic components distributors.

Net revenues increased for the three and six months ended March 31, 2004 when compared to the corresponding periods in the previous year primarily as the result of increased demand for our wireless product portfolio. More specifically, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. Additionally, RF subsystems, power amplifier front-end solutions, complete cellular systems and infrastructure exhibited strong year-over-year growth. These increases in net revenues for the three and six months ended March 31, 2004 when compared to the corresponding periods in the previous year were tempered by a decrease in average selling prices primarily within our single function products and a decline in demand for our semiconductor assembly and test services.

GROSS MARGIN

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Gross margin:	$69,304	9.1%	$63,519	$136,044	5.8%	$128,639
% of net revenues	37.8%		40.4%	37.9%		40.5%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.

Gross margin declined for the three and six months ended March 31, 2004 when compared to the corresponding periods in the previous year primarily as the result of a change in product mix. During the three and six months ended March 31, 2004, we incurred additional costs as we launched and ramped a number of more highly integrated RF product offerings including our front-end modules and single package radios.

RESEARCH AND DEVELOPMENT

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Research and development	$35,992	(10.3)%	$40,109	$72,686	(6.1)%	$77,410
% of net revenues	19.6%		25.5%	20.3%		24.4%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.

Our research and development expenses in the three and six month periods ended March 31, 2004 and March 31, 2003 represent our commitment to design new products and processes and address new opportunities to meet our customers’ demands. Research and development expenses were lower for the second quarter of fiscal 2004 and the six months ended March 31, 2004 when compared to the corresponding periods in the previous year primarily as the result of cost savings initiatives implemented in the previous two fiscal years. More specifically, we focused our product development on core front-end modules, RF subsystems, cellular systems, infrastructure and next generation solutions.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Selling, general and administrative	$21,154	6.1%	$19,940	$40,058	(0.3)%	$40,192
% of net revenues	11.5%		12.7%	11.2%		12.7%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

Direct selling expenses increased as a result of our revenue growth in fiscal 2004. In addition, legal expenses increased in fiscal 2004 as we prepared to defend our intellectual property portfolio. These increases in selling, general and administrative expenses for the six months ended March 31, 2004 when compared to the corresponding period in the previous year were partially offset by realization of the benefit of cost saving initiatives implemented in the previous two fiscal years.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Amortization	$769	(30.6)%	$1,108	$1,538	(31.2)%	$2,235
% of net revenues	0.4%		0.7%	0.4%		0.7%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the first quarter of both fiscal 2004 and fiscal 2003 primarily represents the amortization of these intangible assets. During the fourth quarter of fiscal 2003 we wrote down certain intangible assets related to our infrastructure business based on a recoverability analysis prepared by management based on a decline in demand for, and a decision to discontinue, certain infrastructure products. This write-down established a new cost basis for these assets and resulted in a decrease in amortization expense for the second quarter of fiscal 2004 and the six months ended March 31, 2004 when compared to the same periods in fiscal 2003.

SPECIAL CHARGES

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	Change	2003	2004	Change	2003
(in thousands)
Special charges	$15,759	NM	$3,295	$15,759	NM	$3,295
% of net revenues	8.6%		2.1%	4.4%		1.0%

NM = not meaningful

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, we recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge includes approximately $1.8 million of contractual payment obligations, which we expect to pay within one year. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

RESTRUCTURING

During the second quarter of fiscal 2004, we consolidated cellular systems software design centers in an effort to improve our overall time to market for next generation multimedia systems development. These actions aligned our structure with our current business environment. We implemented reductions in force at two remote facilities and recorded restructuring charges of approximately $2.6 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions are expected to be paid within one year.

During the second quarter of fiscal 2003, we recorded $3.3 million of restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions are expected to be paid within one year.

See Note 5 of Notes to Interim Consolidated Financial Statements for activity and liability balances related to our restructuring actions.

INTEREST EXPENSE

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Interest expense	$5,403	7.0%	$5,047	$10,777	0.0%	$10,781
% of net revenues	2.9%		3.2%	3.0%		3.4%

The increase in interest expense for the second quarter of fiscal 2004 when compared to the corresponding period in the previous year is primarily related to our borrowings under a receivables purchase agreement. We entered into a receivables purchase agreement during the fourth quarter of fiscal 2003 under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned, special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. Our short-term debt consists of funds borrowed under the Facility Agreement. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in our results of operations. Interest related to the Facility Agreement is LIBOR plus 0.4% and was approximately 1.5% at March 31, 2004. We perform collections and administrative functions on behalf of Skyworks USA. As of March 31, 2004, Skyworks USA had borrowings of $45.1 million outstanding under this agreement.

When comparing interest expense for the six months ended March 31, 2004 to the corresponding period in the previous year the aforementioned increase related to our Facility Agreement is partially offset by higher interest expense during the first quarter of fiscal 2003 associated with Merger-related debt obligations to Conexant. We restructured certain of these Merger-related debt obligations to Conexant on November 13, 2002. We repaid our $150 million note with Conexant for the Mexicali facility purchase and approximately $65 million of borrowings under our revolving credit facility with Conexant with the proceeds from the $230 million private placement of convertible junior subordinated notes and the $45 million issuance to Conexant of convertible senior subordinated notes described below. This debt restructuring reduced our overall interest expense and provided funds for working capital needs.

Our long-term debt includes $230 million of convertible subordinated junior notes at a fixed interest rate of 4.75 percent due November 2007. These junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. We may redeem the junior notes at any time after November 20, 2005. The redemption price of the junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require that we repurchase the junior notes upon a change in control of the Company. We pay interest in cash semi-annually in arrears on May 15 and November 15 of each year.

In addition, our long-term debt includes $45 million of convertible senior subordinated notes at a fixed rate of 15 percent due June 30, 2005, which were issued as part of our debt refinancing with Conexant. On April 22, 2004, we notified the holder of the senior notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock. We paid interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest paid on the senior notes is not deductible for tax purposes because of the conversion feature.

OTHER INCOME, NET

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Other income, net	$303	(51.5)%	$626	$756	(47.8)%	$1,449
% of net revenues	0.2%		0.4%	0.2%		0.5%

Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION (BENEFIT) FOR INCOME TAXES

	Three Months Ended March 31,			Six Months Ended March 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Provision (benefit) for income taxes	$(49)	(108.2)%	$601	$1,231	(8.1)%	$1,339
% of net revenues	0.0%		0.4%	0.3%		0.4%

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of March 31, 2004, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period. The provision (benefit) for income taxes for the three and six months ended March 31, 2004 consists of foreign income taxes incurred by foreign operations.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	March 31,
(in thousands)	2004	2003
Cash and cash equivalents at beginning of period	$161,506	$53,358
Net cash provided by (used in) operating activities	45,105	(28,451)
Net cash provided by (used in) investing activities	(20,722)	(26,578)
Net cash provided by (used in) financing activities	5,884	85,998

Cash and cash equivalents at end of period	$191,773	$84,327

Cash provided by operating activities was $45.1 million for the six months ended March 31, 2004, reflecting a net loss of $5.3 million, offset by non-cash charges, primarily depreciation, special charges, amortization, and contribution of common shares to Savings and Retirement Plans of $35.1 million and a net decrease in the components of working capital of approximately $15.3 million. Cash used in operating activities was $28.5 million for the six months ended March 31, 2003, reflecting a net loss of $402.3 million and a net decrease in the components of working capital of approximately $48.0 million, including $37.2 million of nonrecurring merger related expense payments, offset by non-cash charges, primarily our goodwill transitional impairment charge, depreciation, amortization, and contribution of common shares to Savings and Retirement Plans, of $421.9 million.

Cash used in investing activities for the six months ended March 31, 2004 and the corresponding period in the previous year consisted of capital expenditures of $24.7 million and $26.6 million, respectively. These capital expenditures represent our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In the six months ended March 31, 2004, these capital expenditures were partially offset by approximately $4.0 million of cash provided by the maturity of short-term investments.

Cash provided by financing activities for the six months ended March 31, 2004 principally consisted of approximately $3.4 million of net borrowings from Wachovia Bank, National Association under our Facility Agreement. As of March 31, 2004, Skyworks USA had borrowings of $45.1 million outstanding under our $50 million Facility Agreement secured by the purchased accounts receivable. In addition, we had approximately $2.5 million of cash provided by stock option exercises during the six months ended March 31, 2004. Cash provided by financing activities for the six months ended March 31, 2003 principally consisted of the net impact of the Company’s private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million note to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15 percent convertible debt securities with a maturity date of June 30, 2005. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Based on our results of operations for the six months ended March 31, 2004 and current trends, and after giving effect to the conversion of our $45 million senior notes by the holder in full for approximately 5.7 million shares of our common stock on May 6, 2004, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations would be materially adversely affected.

COMMITMENTS

Following is a summary of our contractual payment obligations for consolidated debt, purchase obligations and lease obligations at March 31, 2004 (in thousands):

Obligation	Total	Less than 1 year	1-3 years	4-5 Years	Thereafter
Long-term debt	$275,000	$—	$45,000	$230,000	$—
Short-term debt	45,054	45,054	—	—	—
Unconditional purchase obligations	25,754	12,877	12,877	—	—
Operating leases	30,384	3,580	10,958	8,812	7,034

	$376,192	$61,511	$68,835	$238,812	$7,034

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

     During the late 1990’s and extending into 2000, the wireless communications semiconductor industry enjoyed unprecedented growth, benefiting from the rapid expansion of wireless communication services worldwide and increased demand for digital cellular handsets. However, beginning in calendar year 2001, we were adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our products and system solutions, particularly cellular handsets. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. Although we may be emerging from this period of reduced end-customer demand, should demand weaken for any reason it could result in underutilization of our manufacturing capacity, reduced revenues and other impacts that would materially and adversely affect our operating results.

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

     Our operating results for the past three fiscal years were adversely affected by a global economic slowdown, decreased consumer confidence, reduced capital spending, adverse business conditions, and liquidity concerns in the telecommunications and related industries. These factors led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. As a result, we continued to incur operating losses during fiscal 2003. Although we may be emerging from this period of economic weakness, should conditions worsen for any reason, it could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other impacts that would materially and adversely affect our operating results. Due to the economic uncertainty, we cannot assure you that we will not continue to experience operating losses or, if we become profitable, that we will be able to sustain such profitability.

     Additionally, the conflict in Iraq as well as other contemporary international conflicts, acts of terrorism and civil and military unrest have contributed to the economic uncertainty. These continuing and potentially escalating conflicts can also be expected to place continued pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such uncertainty continues or economic conditions worsen (or both), our business, financial condition and results of operations will likely be materially and adversely affected.

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

     After our product has been developed, tested, and manufactured, our customers may need three to six months or longer to integrate, test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates the product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

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

     On March 31, 2004, after giving effect to unused availability under our receivable financing credit facility with Wachovia Bank, National Association, we would have had total indebtedness of approximately $325 million, which would have represented approximately 34% of our total capitalization.

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

     Under supply agreements entered into with Conexant and Jazz Semiconductor we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $13 million for both the remaining six months of fiscal 2004 and for fiscal 2005. Based on our current business outlook, we anticipate purchasing approximately $56 million in wafers from Jazz Semiconductor during the remaining six months of fiscal 2004.

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

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology or refrain from using it. At the present time, we are in litigation with Qualcomm Incorporated regarding claims each of us have filed and served against the other asserting violations of certain of our respective intellectual property rights. We believe their claims are without merit and we are vigorously defending against their claims and fully prosecuting our claims against them.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2004, the carrying value of our cash and cash equivalents approximates fair value. Our short-term debt primarily consists of borrowings under our credit facility with Wachovia Bank, N.A. As of March 31, 2004, we had borrowings of $45.1 million outstanding under this credit facility. Interest related to our short-term debt is at LIBOR plus 0.4% and was approximately 1.5% at March 31, 2004. Consequently, we do not have significant cash flow exposure on our short-term debt.

We issued fixed-rate debt, which is convertible into our common stock at a predetermined or market related conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the quarter and six months ended March 31, 2004 our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. As of March 31, 2004, our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007 and $45 million of 15 percent unsecured convertible senior subordinated notes due June 2005. We do not believe that we have significant cash flow exposure on our long-term debt. On April 22, 2004, we notified the holder of the 15 percent unsecured convertible senior subordinated notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock.

Based on our overall evaluation of our market risk exposures from all of our financial instruments at March 31, 2004, a near-term change in market rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on March 30, 2004 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
Election of directors:
Kevin L. Beebe	109,819,511	21,949,865	—
Timothy R. Furey	109,658,770	22,110,616	—
David J. McLachlan	109,666,896	22,102,489	—
Proposal to ratify the appointment of KPMG LLP as our independent auditors	128,124,703	3,433,844	210,821

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description
31.a	Certification of CEO — Rule 13A-14(A) or 15D-14(A) *

31.b	Certification of CFO — Rule 13A-14(A) or 15D-14(A) *

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed Herewith.

(b)	Reports on Form 8-K

The Company filed, on January 12, 2004, a current report on Form 8-K furnishing one exhibit: a Press Release announcing that it had named Allan M. Kline as Chief Financial Officer, effective January 5, 2004.

The Company filed, on January 22, 2004, a current report on Form 8-K furnishing one exhibit: a Press Release announcing the Company’s financial results for the three month period ended January 2, 2004.

The Company filed, on January 30, 2004, a current report on Form 8-K furnishing one exhibit: a Press Release announcing that it had named Kevin L. Beebe to its board of directors, effective January 28, 2004.

The Company filed, on April 28, 2004, a current report on Form 8-K announcing that it had notified the holder of its 15 percent convertible senior subordinated notes in a principal amount of $45 million due June 30, 2005, that it would call such notes for redemption in full on May 12, 2004.

The Company filed, on May 12, 2004, a current report on Form 8-K announcing that the holder of its 15 percent convertible senior subordinated notes in a principal amount of $45 million due June 30, 2005, had converted such notes in full for 5,717,916 shares of the Company’s common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

SKYWORKS SOLUTIONS, INC. Registrant
By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer President Director

By:	/s/ Allan M. Kline
Allan M. Kline
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.a	Certification of CEO — Rule 13A-14(A) or 15D-14(A)

31.b	Certification of CFO — Rule 13A-14(A) or 15D-14(A)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002