Form 10-Q
period 2004-07-02
SKYWORKS SOLUTIONS INC
filed 2004-08-16
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

Commission file number 1-5560

SKYWORKS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	04-2302115
(State or other jurisdiction	(IRS Employer
of incorportation or organization)	Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code	(781) 376-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [    ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, par value $.25 per share	155,574,832

The Exhibit Index is located on page 37

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

ASSETS	June 30,	September 30,
	2004	2003
Current assets:
Cash and cash equivalents	$188,187	$161,506
Short-term investments	8,000	3,988
Restricted cash	6,013	5,312
Receivables, net of allowance for doubtful accounts of
$2,184 and $1,979, respectively	156,530	144,267
Inventories	86,965	58,168
Other current assets	10,140	12,854

Total current assets	455,835	386,095
Property, plant and equipment, less accumulated depreciation and amortization of
$260,986 and $232,480, respectively	136,708	121,556
Property held for sale	6,272	6,209
Goodwill	504,532	505,514
Intangible assets, less accumulated amortization of $6,200 and $4,460, respectively	20,441	22,181
Deferred tax asset	22,766	22,766
Other assets	15,115	26,347

Total assets	$1,161,669	$1,090,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$--	$29
Short-term debt	50,000	41,652
Accounts payable	88,521	50,369
Accrued compensation and benefits	32,861	16,963
Other current liabilities	20,836	27,803

Total current liabilities	192,218	136,816
Long-term debt, less current maturities	230,000	275,000
Other long-term liabilities	5,961	5,677

Total liabilities	428,179	417,493
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 155,513 and 148,604
shares issued and outstanding, respectively	38,878	37,151
Additional paid-in capital	1,309,073	1,258,265
Accumulated deficit	(613,829)	(621,609)
Accumulated comprehensive loss	(632)	(632)

Total stockholders' equity	733,490	673,175

Total liabilities and stockholders' equity	$1,161,669	$1,090,668

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$207,377	$150,199	$565,956	$467,757
Cost of goods sold	126,528	94,121	349,063	283,040

Gross profit	80,849	56,078	216,893	184,717
Operating expenses:
Research and development	36,964	36,428	109,650	113,838
Selling, general and administrative	25,306	19,711	65,363	59,903
Amortization	768	1,075	2,306	3,310
Special charges	--	--	15,759	3,295

Total operating expenses	63,038	57,214	193,078	180,346

Operating income (loss)	17,811	(1,136)	23,815	4,371
Other income (expense):
Interest expense	(3,610)	(5,069)	(14,387)	(15,850)
Other income, net	396	282	1,151	1,731

Total other income (expense), net	(3,214)	(4,787)	(13,236)	(14,119)

Income (loss) before income taxes and cumulative effect of change in accounting principle	14,597	(5,923)	10,579	(9,748)
Provision (benefit) for income taxes before cumulative effect of change in accounting principle	1,567	263	2,798	1,602

Net income (loss) before cumulative effect of change in accounting principle	13,030	(6,186)	7,781	(11,350)

Cumulative effect of change in accounting principle, net of tax	--	--	--	(397,139)

Net income (loss)	$13,030	$(6,186)	$7,781	$(408,489)

Per share information:
Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$0.09	$(0.04)	$0.05	$(0.08)

Cumulative effect of change in accounting principle, net of tax, basic and diluted	--	--	--	(2.87)

Net income (loss), basic	$0.09	$(0.04)	$0.05	$(2.95)

Net income (loss), diluted	$0.08	$(0.04)	$0.05	$(2.95)

Weighted average number of common shares outstanding:
Basic	153,062	138,729	150,414	138,255

Diluted	155,274	138,729	152,854	138,255

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,781	$(408,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Goodwill transitional impairment charge	--	397,139
Depreciation	26,036	27,608
Non-cash special charges	10,853	--
Amortization	2,307	3,310
Amortization of deferred financing costs	1,623	1,379
Contribution of common shares to Savings and Retirement Plans	5,267	4,975
Loss on sale of assets	219	(619)
Deferred income taxes	--	640
Changes in assets and liabilities:
Receivables, net	(12,263)	(41,516)
Inventories, net	(28,797)	(6,906)
Other assets	3,113	4,678
Accounts payable	38,152	31,123
Other liabilities	9,215	(56,552)

Net cash provided by (used in) operating activities	63,506	(43,230)

Cash flows from investing activities:
Capital expenditures	(43,361)	(32,904)
Proceeds from sale of fixed assets	--	1,931
Purchases of short-term investments	(8,000)	--
Maturities of short-term investments	3,988	--

Net cash provided by (used in) investing activities	(47,373)	(30,973)

Cash flows from financing activities:
Proceeds from unsecured notes offering	--	230,000
Restricted cash	(701)	--
Proceeds from (payments on) short-term borrowings	8,319	(135,104)
Financing costs	--	(9,551)
Exercise of stock options	2,930	723

Net cash provided by (used in) financing activities	10,548	86,068

Net increase (decrease) in cash and cash equivalents	26,681	11,865
Cash and cash equivalents at beginning of period	161,506	53,358

Cash and cash equivalents at end of period	$188,187	$65,223

Supplemental cash flow disclosures:
Taxes paid	$1,191	$1,480

Interest paid	$14,895	$16,769

Non-cash financing activities:
Senior notes conversion	$45,000	$--

Conexant debt refinancing	$--	$45,000

Stock issued for trademark	$--	$469

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Since the date of the Merger, the Company has purchased certain services from Conexant (information systems, research and technology, accounting, etc.) pursuant to a transition services agreement, most of which expired on December 31, 2002. The Company transitioned the remaining information systems services from Conexant to third party providers during the third quarter of fiscal 2004.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC.

Fiscal Periods — The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2003 ended on October 3, 2003 and the third quarters of fiscal 2004 and fiscal 2003 actually ended on July 2, 2004 and June 27, 2003, respectively.

NOTE 2.    INVENTORY

        Inventories consist of the following (in thousands):

	June 30, 2004	September 30, 2003
Raw materials	$15,425	$8,474
Work-in-process	64,253	43,550
Finished goods	7,287	6,144

	$86,965	$58,168

NOTE 3.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” on October 1, 2002 and performed a transitional impairment test for goodwill. As a result, the Company determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in the Company’s results of operations as of the beginning of fiscal 2003. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Goodwill and intangible assets consist of the following (in thousands):

		June 30, 2004			September 30, 2003
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$504,532	$--	$504,532	$505,514	$--	$505,514
Amortized intangible assets:
Developed technology	10	10,550	(3,558)	6,992	10,550	(2,806)	7,744
Customer relationships	10	12,700	(2,551)	10,149	12,700	(1,598)	11,102
Other	3	122	(91)	31	122	(56)	66

	10	23,372	(6,200)	17,172	23,372	(4,460)	18,912

Unamortized intangible assets:
Trademarks		3,269	--	3,269	3,269	--	3,269

		$531,173	$(6,200)	$524,973	$532,155	$(4,460)	$527,695

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Amortization expense	$581	$887	$1,740	$2,660

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2004	2005	2006	2007	2008
Amortization expense	$2,285	$2,161	$2,144	$2,144	$2,144

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill	Developed Technology	Customer Relationships	Trademarks	Other	Total
Balance as of September 30, 2003	$ 505,514	$10,550	$12,700	$3,269	$122	$ 532,155
Additions (deductions) during year	(982)	--	--	--	--	(982)

Balance as of June 30, 2004	$ 504,532	$10,550	$12,700	$3,269	$122	$ 531,173

The deductions to goodwill were recorded in the first and third quarters of fiscal 2004 reflecting the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $43.0 million.

NOTE 4.    BORROWING ARRANGEMENTS

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2004	September 30, 2003
Junior notes	$230,000	$230,000
Senior notes	--	45,000
CDBG Grant	--	29

	230,000	275,029
Less - current maturities	--	29

	$230,000	$275,000

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due November 2007. These junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The total number of shares that could be issued under the junior notes is approximately 25.4 million shares. The Company may redeem the junior notes at any time after November 20, 2005. The redemption price of the junior notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.

Senior notes represented the Company’s 15 percent convertible senior subordinated notes due June 30, 2005, which were issued as part of the Company’s debt refinancing with Conexant completed on November 13, 2002. On April 22, 2004, the Company notified the holder of the senior notes that it would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of the Company’s common stock. The Company paid interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest paid on the senior notes is not deductible for tax purposes because of the conversion feature.

The Company had a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments were due through December 2003 and represented principal plus interest at 5 percent of the unamortized balance. The Company paid this loan in full during the first quarter of fiscal 2004.

Aggregate annual maturities of the Company’s long-term debt at June 30, 2004 are as follows (in thousands):

Fiscal Year
2004	$ --
2005	--
2006	--
2007	--
2008	230,000

$230,000

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of June 30, 2004, Skyworks USA had borrowings of $50.0 million outstanding under this agreement.

NOTE 5.    SPECIAL CHARGES

Special charges consists of the following (in thousands):

Nine Months Ended
	June 30, 2004	June 30, 2003
Asset impairments	$ 13,183	$ --
Restructuring	2,576	3,295

	$ 15,759	$ 3,295

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

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce Reductions	Facility Closings	Total

Charged to costs and expenses	$ 2,078	$ 498	$ 2,576
Cash payments	(1,539)	(144)	(1,683)

Restructuring balance, June 30, 2004	$ 539	$ 354	$ 893

2003 and 2002 Corporate Restructuring Plans

During fiscal 2003 and fiscal 2002, the Company recorded $6.2 million and $3.0 million, respectively, in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of June 30, 2004, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

Activity and liability balances related to the fiscal 2003 and fiscal 2002 restructuring actions are as follows (in thousands):

	2003		2002
	Workforce Reductions	Facility Closings and Other	Workforce Reductions	Facility Closings and Other	Total
Charged to costs and expenses	$ --	$ --	$ 2,923	$ 97	$ 3,020
Cash payments	--	--	(2,225)	(13)	(2,238)

Restructuring balance, September 30, 2002	$ --	$ --	698	84	782
Charged to costs and expenses	4,819	$ 1,405	--	--	$ 6,224
Cash payments	(3,510)	(1,236)	(698)	(47)	(5,491)

Restructuring balance, September 30, 2003	$ 1,309	$ 169	$ --	$ 37	$ 1,515
Charged to costs and expenses	412	--	--	--	412
Cash payments	(1,680)	(109)	--	(37)	(1,826)

Restructuring balance, June 30, 2004	$ 41	$ 60	$ --	$ --	$ 101

Pre-Merger Alpha Restructuring Plan

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During fiscal 2004 and the fiscal years ended September 30, 2003 and 2002 payments related to the restructuring reserves assumed from Alpha were $0.3 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.4 million in the second quarter of fiscal 2004 primarily related to a reduction in facility closure costs. This reduction of expenses is reflected in the special charges line of the Company’s results of operations. As of June 30, 2004 the restructuring reserve balance related to Alpha was $1.2 million and primarily relates to estimated future payments on a lease that expires in 2008.

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

The components of defined benefit expense for the three and nine months ended June 30, 2004 are as follows (in thousands):

	Three Months Ended June 30, 2004		Nine Months Ended June 30, 2004
	Pension Benefits	Retiree Medical Benefits	Pension Benefits	Retiree Medical Benefits
Service cost-benefits earned	$ --	$ --	$ --	$ --
Interest cost on benefit obligation .	44	18	132	54
Estimated return on assets	(15)	--	(45)	--
Net amortization	1	13	3	39

Net periodic benefit cost	$ 30	$ 31	$ 90	$ 93

In each of the first three quarters of fiscal 2004, the Company contributed $0.1 million to the pension benefit plan. The Company expects to contribute approximately $0.1 million to the benefit pension plan for the remaining three months of fiscal 2004.

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

NOTE 8.    EARNINGS PER SHARE

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$13,030	$(6,186)	$7,781	$(408,489)

Weighted average shares outstanding - basic	153,062	138,729	150,414	138,225
Effect of dilutive stock options	2,212	--	2,440	--

Weighted average shares outstanding - diluted	155,274	138,729	152,854	138,255

Basic income (loss) per share	$0.09	$(0.04)	$0.05	$(2.95)
Effect of dilutive stock options	(0.01)	--	--	--

Diluted income (loss) per share	$0.08	$(0.04)	$0.05	$(2.95)

Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 16.3 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the nine months ended June 30, 2004 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 19.3 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended June 30, 2004 as their effect would have been anti-dilutive.

Debt securities convertible into approximately 31.1 million shares, stock options exercisable into approximately 33.4 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three and nine months ended June 30, 2003 as the net loss for these periods would have made their effect anti-dilutive.

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

Had compensation cost for the Company’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Reported net income (loss)	$13,030	$(6,186)	$7,781	$(408,489)
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	6,022	1,091	13,697	3,127

Adjusted net income (loss)	$7,008	$(7,277)	$(5,916)	$(411,616)

Per share information:
Basic:
Reported net income (loss)	$0.09	$(0.04)	$0.05	$(2.95)
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(0.04)	(0.01)	(0.09)	(0.02)

Adjusted net income (loss)	$0.05	$(0.05)	$(0.04)	$(2.97)

Diluted:
Reported net income (loss)	$0.08	$(0.04)	$0.05	$(2.95)
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(0.04)	(0.01)	(0.09)	(0.02)

Adjusted net income (loss)	$0.04	$(0.05)	$(0.04)	$(2.97)

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

NOTE 9.     PURCHASE COMMITMENTS

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc. (“Jazz Semiconductor”), the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $6.4 million and $12.9 million for the remaining three months of fiscal 2004 and the full fiscal year in 2005, respectively. The Company originally estimated its obligation under this agreement would result in excess costs of approximately $12.9 million when recorded as a liability and charged to cost of sales in the third quarter of fiscal 2002. During the fourth quarter of fiscal 2002, the Company reevaluated this obligation and reduced its liability and cost of sales by approximately $8.1 million in the quarter. During the first quarter of fiscal 2003, the Company reevaluated the remaining $4.8 million obligation related to Jazz Semiconductor and reduced its liability and cost of sales by approximately $4.8 million in the quarter. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

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

NOTE 11.     GUARANTEES AND INDEMNITIES

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

Warranties are offered on the sale of certain products and an accrual is recorded for estimated claims. The changes in the warranty reserve are as follows:

Warranty balance, September 30, 2003	$6,131
Additions	1,359
Cash payments and reductions	(6,331)

Warranty balance, June 30, 2004	$1,159

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	2003		2004	2003
Net revenues	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	61.0	62.7		61.7	60.5

Gross margin	39.0	37.3		38.3	39.5
Operating expenses:
Research and development	17.8	24.3		19.4	24.3
Selling, general and administrative .	12.2	13.1		11.6	12.8
Amortization	0.4	0.7		0.4	0.7
Special charges	0.0	0.0		2.8	0.7

Total operating expenses	30.4	38.1		34.1	38.5
Operating income (loss)	8.6	(0.8)		4.2	0.9
Interest expense	(1.7)	(3.4)		(2.5)	(3.4)
Other income (expense), net	0.2	0.2		0.2	0.4

Income (loss) before income taxes and
cumulative effect of change in accounting
principle	7.0	(3.9)		1.9	(2.1)
Provision for income taxes beforecumulative effect of change in accounting principle	0.8	0.2		0.5	0.3
Cumulative effect of change in accounting
principle, net of tax	--	--		--	(84.9)

Net income (loss)	6.3%	(4	.1)%	1.4%	(87	.3)%

GENERAL

Net revenues increased $57.2 million, or 38.1%, in the third quarter of fiscal 2004 and $98.2 million, or 21.0%, for the nine months ended June 30, 2004 when compared to the corresponding period in the previous year primarily as the result of increasing demand for our wireless product portfolio.

In addition, research and development costs decreased for the nine months ended June 30, 2004 when compared to the corresponding period in the previous year, reflecting realization of the benefit of expense reduction initiatives we implemented in the previous two fiscal years. More specifically, we focused our product development on core front-end modules, RF subsystems, cellular systems, infrastructure and next generation solutions.

Partially offsetting these favorable items was an increase in selling, general and administrative expenses for the three and nine months ended June 30, 2004 when compared to the corresponding periods in the previous year, reflecting information systems services conversion costs and increased performance related compensation expenses in fiscal 2004.

During the second quarter of fiscal 2004, we recorded approximately $15.8 million of charges primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger and the consolidation of certain cellular systems software design centers.

NET REVENUES

	Three Months Ended June 30,			Nine months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Net revenues	$207,377	38.1%	$150,199	$565,956	21.0%	$467,757

We market and sell our semiconductor products and system solutions to leading original equipment manufacturers (“OEMs”) of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers and indirectly through electronic components distributors.

Net revenues increased for the three and nine months ended June 30, 2004 when compared to the corresponding periods in the previous year primarily as the result of increased demand for our wireless product portfolio. More specifically, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. Additionally, power amplifiers, front-end modules, RF subsystems and complete cellular systems exhibited strong year-over-year growth. These increases in net revenues for the three and nine months ended June 30, 2004 when compared to the corresponding periods in the previous year were tempered by a decrease in average selling prices primarily within our single function products and a decline in demand for our assembly and test services.

GROSS MARGIN

	Three Months Ended June 30,			Nine months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Gross margin:	$80,849	44.2%	$56,078	$216,893	17.4%	$184,717
% of net revenues	39.0%		37.3%	38.3%		39.5%

Gross margin represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.

Gross margin improved for the three months ended June 30, 2004 when compared to the corresponding period in the previous year primarily as the result of increased operational efficiency through capacity utilization. This was partially offset by additional costs we incurred as we launched and ramped a number of more highly integrated RF product offerings including our front-end modules and single package radios. Gross margin for the nine months ended June 30, 2003 was favorably affected by $4.8 million, or 100 basis points, when we reevaluated our obligation under wafer fabrication supply agreements with Conexant and Jazz Semiconductor and reduced our liability and cost of sales. As of June 30, 2004, we expect to meet all of our purchase obligations under these agreements. Pursuant to the terms of these agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor.

RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,			Nine months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change		2003
Research and development	$36,964	1.5%	$36,428	$109,650	(3	.7)%	$113,838
% of net revenues	17.8%		24.3%	19.4%			24.3%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.

Our research and development expenses in the three and nine month periods ended June 30, 2004 and June 30, 2003 represent our commitment to design new products and processes and address new opportunities to meet our customers’ demands. Research and development expenses were lower for the nine months ended June 30, 2004, when compared to the corresponding periods in the previous year primarily as the result of cost savings initiatives implemented in the previous two fiscal years. More specifically, we focused our product development on core front-end modules, RF subsystems, cellular systems, infrastructure and next generation solutions.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended June 30,			Nine months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Selling, general and administrative	$25,306	28.4%	$19,711	$65,363	9.1%	$59,903
% of net revenues	12.2%		13.1%	11.6%		12.8%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

Selling, general and administrative expenses increased for the three and nine months ended June 30, 2004 when compared to the corresponding periods in the previous year primarily as the result of information systems conversion costs and performance related compensation expenses. We converted our information systems services from Conexant Systems, Inc. to a third-party service provider during the third quarter of fiscal 2004. In addition, legal expenses increased in fiscal 2004 as we defend our intellectual property portfolio. These increases in selling, general and administrative expenses for the nine months ended June 30, 2004 when compared to the corresponding period in the previous year were partially offset by realization of the benefit of cost saving initiatives implemented in the previous two fiscal years.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended June 30,				Nine months Ended June 30,
(in thousands)	2004	Change		2003	2004	Change		2003
Amortization	$768	(28	.6)%	$1,075	$2,306	(30	.3)%	$3,310
% of net revenues	0.4%			0.7%	0.4%			0.7%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2004 and fiscal 2003 primarily represents the amortization of these intangible assets. During the fourth quarter of fiscal 2003 we wrote down certain intangible assets related to our infrastructure business based on a recoverability analysis prepared by management based on a decline in demand for, and a decision to discontinue, certain infrastructure products. This write-down established a new cost basis for these assets and resulted in a decrease in amortization expense for the third quarter of fiscal 2004 and the nine months ended June 30, 2004 when compared to the same periods in fiscal 2003.

SPECIAL CHARGES

	Three Months Ended June 30,			Nine months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Special charges	$ --	NM	$ --	$15,759	NM	$3,295
% of net revenues	N/A		N/A	2.8%		0.7%

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

During the second quarter of fiscal 2003, we recorded $3.3 million of restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of June 30, 2004, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

See Note 5 of Notes to Interim Consolidated Financial Statements for activity and liability balances related to our restructuring actions.

INTEREST EXPENSE

	Three Months Ended June 30,				Nine months Ended June 30,
(in thousands)	2004	Change		2003	2004	Change		2003
Interest expense	$3,610	(28	.8)%	$5,069	$14,387	(9	.2)%	$15,850
% of net revenues	1.7%			3.4%	2.5%			3.4%

The decrease in interest expense for the three and nine months ended June 30, 2004 when compared to the corresponding period in the previous year is primarily related to the conversion of our $45 million of senior subordinated notes into shares of our common stock during the third quarter of fiscal 2004. On April 22, 2004, we notified the holder of the senior notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock. We paid interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest paid on the senior notes is not deductible for tax purposes because of the conversion feature.

See Note 4 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.

OTHER INCOME, NET

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change		2003
Other income, net	$396	40.1%	$282	$1,151	(33	.5)%	$1,731
% of net revenues	0.2%		0.2%	0.2%			0.4%

Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION (BENEFIT) FOR INCOME TAXES

	Three Months Ended June 30,			Nine Months Ended June 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Provision (benefit) for income taxes	$1,567	495.8%	$263	$2,798	74.7%	$1,602
% of net revenues	0.8%		0.2%	0.5%		0.3%

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of June 30, 2004, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the three and nine months ended June 30, 2004 consists of approximately $0.6 million and $1.8 million, respectively, of foreign income taxes incurred by foreign operations and approximately $1.0 million in both periods of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our annual report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.

The provision for income taxes for the three and nine months ended June 30, 2003 consists of foreign income taxes incurred by foreign entities.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” October 1, 2002 and performed a transitional impairment test for goodwill. As a result, we determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in our results of operations as of the beginning of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended June 30,
(in thousands)	2004	2003
Cash and cash equivalents at beginning of period	$161,506	$53,358
Net cash provided by (used in) operating activities	63,506	(43,230)
Net cash provided by (used in) investing activities	(47,373)	(30,973)
Net cash provided by (used in) financing activities	10,548	86,068

Cash and cash equivalents at end of period	$188,187	$65,223

Cash provided by operating activities was $63.5 million for the nine months ended June 30, 2004, reflecting net income of $7.8 million, in addition to non-cash charges, primarily depreciation, special charges, amortization, and contribution of common shares to Savings and Retirement Plans, of $46.3 million and a net increase in the components of working capital of approximately $9.4 million. Cash used in operating activities was $43.2 million for the nine months ended June 30, 2003, reflecting a net loss of $408.5 million and a net decrease in the components of working capital of approximately $69.2 million, including $37.2 million of nonrecurring merger related expense payments, offset by non-cash charges, primarily our goodwill transitional impairment charge, depreciation, amortization, and contribution of common shares to Savings and Retirement Plans, of $434.4 million.

Cash used in investing activities was $47.4 million for the nine months ended June 30, 2004, reflecting capital expenditures of $43.4 million and $8.0 million of short-term investment purchases partially offset by $4.0 million of cash provided by the maturity of short-term investments. These capital expenditures represent our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. Cash used in investing activities for the nine months ended June 30, 2003 consisted of capital expenditures of $32.9 million partially offset by $1.9 million of proceeds from fixed asset sales.

Cash provided by financing activities for the nine months ended June 30, 2004 principally consisted of approximately $8.3 million of net borrowings from Wachovia Bank, National Association under our Facility Agreement. As of June 30, 2004, Skyworks USA had borrowings of $50.0 million outstanding under our $50 million Facility Agreement secured by the purchased accounts receivable. In addition, we had approximately $2.9 million of cash provided by stock option exercises during the nine months ended June 30, 2004. Cash provided by financing activities for the nine months ended June 30, 2003 principally consisted of the net impact of the Company’s private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million note to Conexant relating to the purchase of the Mexicali Operations and prepay the $65 million principal amount outstanding as of November 13, 2002 under a separate loan facility with Conexant. In connection with the prepayment by the Company of $105 million of the $150 million note owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance on the note was exchanged for new 15 percent convertible debt securities with a maturity date of June 30, 2005, which were subsequently converted for approximately 5.7 million shares of our common stock on May 6, 2004. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs.

Based on our results of operations for the nine months ended June 30, 2004 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations would be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of operating leases and unconditional purchase obligations. We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments. The leases generally contain renewal provisions for varying periods of time. Our unconditional purchase obligations relate to supply agreements entered into with Conexant and Jazz Semiconductor. Pursuant to these supply agreements we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor and are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements will be approximately $6.4 million and $12.9 million for the remaining three months of fiscal 2004 and the full fiscal year in 2005, respectively.

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

                Our operating results for the past three fiscal years were adversely affected by a global economic slowdown, decreased consumer confidence, reduced capital spending, adverse business conditions, and liquidity concerns in the telecommunications and related industries. These factors led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate wireless communications semiconductor products and system solutions. Although we may be emerging from this period of economic weakness, should conditions worsen for any reason, it could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other impacts that would materially and adversely affect our operating results. Due to the economic uncertainty, we cannot assure you that we will not experience future operating losses or that we will be able to sustain any profitability.

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

                On June 30, 2004, we had total indebtedness of approximately $280 million, which represented approximately 29% of our total capitalization.

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

                We may need to obtain sources of financing in the future. We expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. Conditions existing in the U.S. capital markets if and when we seek additional financing as well as the then current condition of the Company will affect our ability to raise capital, as well as the terms of any such financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

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

                 Under supply agreements entered into with Conexant and Jazz Semiconductor we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $6.4 million and approximately $12.9 million for the remaining three months of fiscal 2004 and for the full fiscal 2005 year, respectively.

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

                 Historically, a substantial majority of our net revenues were derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

              The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology or refrain from using it. At the present time, we are in litigation with Qualcomm Incorporated regarding claims each of us have filed and served against the other asserting violations of certain of our respective intellectual property rights. We believe their claims are without merit and we are vigorously defending against their claims and fully prosecuting our claims against them, we cannot assure you that we will be successful in defending ourselves from their claims or prosecuting our claims.

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

                      Although we have in the past and intend to continue to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 6, 2004, the Company issued 5,717,916 shares of common stock (the “Common Stock”) to Conexant, in a private placement pursuant to Section 3(a)(9) and/or 4(2) of the Securities Act, in connection with Conexant’s conversion of the Company’s 15 percent convertible senior subordinated notes in a principal amount of $45 million due June 30, 2005. The Company did not receive any separate cash proceeds from the issuance of the Common Stock.

For the period covered by this report, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description
31.a	Certification of CEO - Rule 13a-14(a) or 15d-14(a) *
31.b	Certification of CFO - Rule 13a-14(a) or 15d-14(a) *
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed Herewith.

   (b)   Reports on Form 8-K

The Company filed, on May 12, 2004, a current report on Form 8-K announcing that the holder, Conexant Systems, Inc., of its 15 percent convertible senior subordinated notes in a principal amount of $45 million due June 30, 2005, converted such notes in full for 5,717,916 shares of Skyworks Solutions, Inc.'s common stock.

The Company filed, on April 28, 2004, a current report on Form 8-K furnishing one exhibit: a Press Release announcing the Company's financial results for the three and six month periods ended April 2, 2004.

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

Date: August 16, 2004

SKYWORKS SOLUTIONS, INC.

Registrant

By: /s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer
President
Director

By: /s/ ALLAN M. KLINE
Allan M. Kline
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.a	Certification of CEO - Rule 13a-14(a) or 15d-14(a)
31.b	Certification of CFO - Rule 13a-14(a) or 15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002