Form 10-K
period 2004-10-01
SKYWORKS SOLUTIONS INC
filed 2004-12-13
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2004

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

Common Stock, $.25 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 2, 2004)) was approximately $1,773 million. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share as of November 26, 2004 was 156,259,428.

The Exhibit Index is located on page 84

Page 1 of 87 pages.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 1, 2004

TABLE OF CONTENTS

Skyworks, Breakthrough Simplicity, the star design logo, DCR, iPAC, LIPA, Lynx, Pegasus, Polar Loop, Single Package Radio, SPR, System Smart, and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the U.S. and in other countries. All other brands and names listed are trademarks of their respective companies.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, forward-looking statements include, but are not limited to:

•	our plans to develop and market new products, enhancements or technologies and the timing of these development programs;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of the size of the markets for our products and services;

•	rate and degree of market acceptance of our products; and

•	the success of other competing technologies that may become available.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed with the Securities and Exchange Commissions (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

This Annual Report on Form 10-K also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its consolidated subsidiaries and not any other person or entity.

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

Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Immediately following the Merger, the Company purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Annual Report on Form 10-K, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali. Shortly thereafter, Alpha changed its corporate name to Skyworks Solutions, Inc. We are headquartered in Woburn, Massachusetts, and have executive offices in Irvine, California. We have design, engineering, manufacturing, marketing, sales and service facilities throughout North America, Europe, and the Asia/Pacific region. Our Internet address is www.skyworksinc.com. We make available on our Internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). The information contained in our website is not incorporated by reference in this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

We believe that the wireless industry is on the verge of another growth cycle. Traditional voice services offered by wireless carriers are being rapidly supplemented or augmented by the emergence of the next-generation wireless technologies and WiFi-based (802.11) wireless data applications. All of these new technologies are geared to make high-speed wireless data available on handset, PDA, notebook and other platforms in a variety of environments.

The cellular handset market has grown significantly over the past five years despite the broad technology slowdown in 2001 and 2002. According to market research firm ARC Group, handset sales have increased by approximately 75% from 1999 to 2003 with volume reaching 483 million units in 2003. Exiting 2003, the worldwide penetration rate of wireless services was at 22% according to market research firm EMC, and is expected to climb to 33% by 2006. This increased penetration implies that approximately 750 million new subscribers will begin using wireless services over the next three years, approaching the 2.1 billion worldwide subscriber mark in 2006 — roughly a third of the world’s population.

In parallel, handset growth is being driven by replacement units purchased by existing subscribers as carriers introduce updated models, smaller form factors, added features and new multimedia applications. In particular, camera phones and multimedia services are expected to be two major growth drivers in the coming years. According to the ARC Group, color-display phones have become the new standard and majority of new products being introduced incorporate this functionality. Meanwhile, handsets with built-in cameras are forecasted to increase from 59 million units in 2003 to almost 330 million units by 2006. These new wireless phones will also feature higher data rate services driven by 2.5G and 3G standards such as GPRS, CDMA 2000, EDGE and WCDMA. According to ARC Group, the combination of new subscriber additions and higher replacement rates is expected to drive total handset sales from 483 million units in 2003 to approximately 670 million units in 2006.

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

Similarly, cellular and personal communications services network operators are developing and deploying next-generation services. These service providers are incorporating packet-switching capability in their networks to deliver data communications and Internet access to digital cellular and other wireless devices. Over the long term, service providers are seeking to establish a global network that can be accessed by subscribers at any time, anywhere in the world and that can provide subscribers with multimedia services. To meet this goal, OEMs that supply wireless infrastructure base stations to network operators are increasingly relying on mobile communications semiconductor suppliers that can provide highly integrated RF and mixed signal processing functionality.

Additionally, as service providers migrate cellular subscribers to data intensive next-generation applications, base stations that transmit and receive signals in the backbone of cellular and personal communications services systems will be under further capacity constraints. To meet the related demand, OEMs will be challenged to increase base station transceiver performance and functionality, while reducing size, power consumption and overall system costs.

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

The following diagram illustrates our products that are used in a digital cellular handset:

Front End Modules — PA Modules are increasingly integrating band-select switches, t/r switches, diplexers, filters and other components to create a single chip front-end solution

•	Switch: performs the transmit and receive switching as well as band switching for cellular handsets

•	Power Amplifier (“PA”) Module: amplifies signal to provide sufficient energy to reach a base station

RF Subsystems/Single Package Radio (“SPR”)(TM)    Solution: combines the transceiver, PA and associated controller, SAW filters, and a switchplexer module that includes switches and low-pass filters in a compact 13x13mm MCM package

•	Receiver (“Rx”): receives the RF signal from the antenna, down-converts the signal and delivers it to the baseband

•	Transmitter (“Tx”): transmits the RF signal to the PA Module

•	DCR Transceiver (“Tx/Rx”): encompasses the complete RF transmit and receive functions

Complete Cellular Systems

•	Hardware: includes all the RF devices referenced above, as well as baseband processors that handle mixed-signal functions (converting analog signals to digital) and ARM/DSP digital devices that act as the cellular handset’s central processor

•	Software: complete handset software with protocol stack and customizable user interface (“MMI”)

•	Worldwide Development Support: comprehensive layout, integration, factory and field test; necessary to bring new entrants to market quickly

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

THE SKYWORKS ADVANTAGE

•	Best-in-Class Wireless Semiconductor and Systems Portfolio

•	Market Leadership in Key Product Segments

•	Commitment to Technology Innovation

•	Continuously Developing Unique Component and System Solutions

•	World-Class Manufacturing Capabilities and Scale

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

Diversifying Customer Base

Skyworks supports virtually every wireless handset OEM including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony/Ericsson and LG Electronics, Inc. Additionally, we supply ODMs such as Arima, BenQ, Chi Mei, Compal and Quanta as well as emerging domestic handset suppliers throughout China. With the industry’s move to outsourcing to enable increased OEM focus on brand and channel development, we believe we are particularly well-positioned to address the growing needs of new market entrants and established suppliers alike who seek RF and system-level integration expertise.

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

CUSTOMERS

For information regarding customer concentration for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or are licensed under numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms and processes. We cannot guarantee that these efforts will meaningfully protect our intellectual property, and others may independently develop substantially equivalent proprietary technologies, devices, algorithms or processes. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Due to rapid technological changes in the industry, we believe that establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

COMPETITIVE CONDITIONS

We compete on the basis of time to market; new product innovation; overall product quality and performance; price; compliance with industry standards; strategic relationships with customers and protection of our intellectual property. Certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.

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

Our research and development expenditures for fiscal 2004, 2003 and 2002 were $152.6 million, $156.1 million and $133.6 million, respectively.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. We do not carry significant inventories and it is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. Consequently, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services primarily pursuant to individual purchase orders. However, we have a limited number of long-term supply contracts with our suppliers. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc. (“Jazz Semiconductor”), we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to the terms of these agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor through March 2005. Our expected minimum purchase obligations under these supply agreements will be approximately $12.9 million for fiscal 2005. We currently anticipate meeting our minimum purchase obligation under these supply agreements.

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

CYCLICALITY; SEASONALITY

The semiconductor industry is highly cyclical and is characterized by rapid technological change. Product obsolescence, price erosion, evolving technical standards and shortened product life cycles may contribute to wide fluctuations in product supply and demand. These and other factors, together with changes in general economic conditions, may cause significant upturns and downturns in the industry, and in our business. We have experienced periods of industry downturns characterized by diminished product demand, production overcapacity, excess inventory levels and accelerated erosion of average selling prices. These factors may cause substantial fluctuations in our revenues and our operational performance. We have experienced these cyclical fluctuations in our business in the past and may experience cyclical fluctuations in the future.

Sales of our products are also subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as mobile handsets. This generally occurs in the last calendar quarter ending in December. Sales of semiconductor products and system solutions used in these products generally increase just prior to this quarter and continue at a higher level through the end of the calendar year.

GEOGRAPHIC INFORMATION

For information regarding net revenues by geographic region for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.

EMPLOYEES

As of October 1, 2004, the Company employed approximately 4,200 persons. Approximately 1,100 employees in Mexico are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

ITEM 2.    PROPERTIES

We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K. We own and lease approximately 900,000 square feet and 100,000 square feet, respectively, of office and manufacturing space. In addition, we lease approximately 430,000 square feet of sales office and design center space with approximately 22% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities measuring 50,000 square feet or more:

Location	Owned/Leased	Primary Function
Woburn, Massachusetts	Owned	Corporate headquarters, manufacturing
Irvine, California	Leased	Office space and design center
Newbury Park, California	Owned	Manufacturing and office space
Newbury Park, California	Leased	Design center
Adamstown, Maryland	Owned	Manufacturing and office space
Mexicali, Mexico	Owned	Assembly and test facility
Haverhill, Massachusetts	Owned	Vacant - building and land (sale pending)

We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.

Certain of our facilities, including our California and Mexico facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities.

In fiscal 2003, we relocated our operations from our Haverhill, Massachusetts facility to our Woburn, Massachusetts facility. We actively marketed the property located in Haverhill, Massachusetts and in March 2004, entered into a contractual agreement for the sale of the property, contingent upon obtaining specific regulatory approvals within the next two years.

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

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. At the present time, the Company is in litigation with Qualcomm Incorporated (“Qualcomm”) regarding claims that both the Company and Qualcomm filed, and first served against each other on December 4, 2003, asserting violations of certain of each company’s respective intellectual property rights. The Company believes Qualcomm’s claims are without merit and is vigorously defending against Qualcomm’s claims and fully prosecuting its claims against them.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 1, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by The NASDAQ National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The number of stockholders of record of Skyworks’ common stock as of November 26, 2004 was approximately 37,217.

	High	Low
Fiscal year ended October 1, 2004:
First quarter	$ 11.25	$ 7.40
Second quarter	12.45	9.13
Third quarter	12.68	7.98
Fourth quarter	10.04	6.98
Fiscal year ended October 3, 2003:
First quarter	$ 12.73	$ 4.00
Second quarter	9.57	5.96
Third quarter	8.10	4.94
Fourth quarter	12.28	6.52

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

ITEM 6.    SELECTED FINANCIAL DATA

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003 and fiscal years 2004 and 2002 each consisted of 52 weeks and ended on October 1, 2004 and September 27, 2002, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for the five years ended September 30, 2004 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2004 and 2003 and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2004 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

Because the Merger was accounted for as a reverse acquisition, a purchase of Alpha by Washington/Mexicali, the historical financial statements of Washington/Mexicali became the historical financial statements of Skyworks after the Merger. The historical information provided below does not include the historical financial results of Alpha for periods prior to June 26, 2002, the date the Merger was consummated. The historical financial information may not be indicative of the Company’s future performance and does not reflect what the results of operations and financial position prior to the Merger would have been had Washington/Mexicali operated independently of Conexant during the periods presented prior to the Merger or had the results of Alpha been combined with those of Washington/Mexicali during the periods presented prior to the Merger.

	Fiscal Year
(In thousands)	2004	2003	2002 (1)	2001 (1)	2000 (1)
Statement of Operations Data:
Net revenues	$ 784,023	$ 617,789	$ 457,769	$ 260,451	$ 378,416
Cost of goods sold (2)	470,807	370,940	329,701	311,503	270,170

Gross profit (loss)	313,216	246,849	128,068	(51,052)	108,246
Operating expenses:
Research and development	152,633	156,077	133,614	111,053	91,616
Selling, general and administrative	97,522	85,432	51,074	51,267	52,422
Amortization of intangible assets (3)	3,043	4,386	12,929	15,267	5,327
Purchased in-process research and development (4)	--	--	65,500	--	24,362
Special charges (5)	17,366	34,493	116,321	88,876	--

Total operating expenses	270,564	280,388	379,438	266,463	173,727

Operating income (loss)	42,652	(33,539)	(251,370)	(317,515)	(65,481)
Interest expense	(17,947)	(21,403)	(4,227)	--	--
Other income (expense), net	1,691	1,317	(56)	210	142

Income (loss) before income taxes and cumulative effect of change in accounting principle	26,396	(53,625)	(255,653)	(317,305)	(65,339)
Provision (benefit) for income taxes	3,984	652	(19,589)	1,619	1,140

Income (loss) before cumulative effect of change in accounting principle	22,412	(54,277)	(236,064)	(318,924)	(66,479)
Cumulative effect of change in accounting principle, net of tax (6)	--	(397,139)	--

Net income (loss)	$ 22,412	$ (451,416)	$ (236,064)	$(318,924)	$(66,479)

Per share information (7):
Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$ 0.15	$ 0.39	$ (1.72)
Cumulative effect of change in accounting principle, net of tax, basic and diluted (6)	--	(2.85)	--

Net income (loss), basic and diluted	$ 0.15	$ (3.24)	$ (1.72)

Balance Sheet Data:
Working capital	$ 282,613	$ 249,279	$ 79,769	$ 60,540	$ 135,649
Total assets	1,168,806	1,090,668	1,346,912	314,287	501,553
Long-term liabilities	235,932	280,677	184,309	3,806	3,767
Stockholders' equity	751,623	673,175	1,014,976	287,661	466,416

(1)

The Merger was completed on June 25, 2002. Financial statements for periods prior to June 26, 2002 represent Washington/Mexicali’s combined results and financial condition. Financial statements for periods after June 25, 2002 represent the consolidated results and financial condition of Skyworks, the combined company.

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

(5)

In fiscal 2004, the Company recorded special charges of $17.4 million, principally related to the impairment of legacy technology licenses related to the Company’s cellular systems business and certain restructuring charges. In fiscal 2003, the Company recorded special charges of $34.5 million, principally related to the impairment of assets related to the Company’s infrastructure products and certain restructuring charges. In fiscal 2002, the Company recorded special charges of $116.3 million, principally related to the impairment of the assembly and test machinery and equipment and the related facility in Mexicali, Mexico, and the write-off of goodwill and other intangible assets related to Philsar Semiconductor Inc. In fiscal 2001, the Company recorded special charges of $88.9 million, principally related to the impairment of certain wafer fabrication assets and restructuring activities.

(6)

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. As a result of this adoption, the Company performed a transitional evaluation of its goodwill and intangible assets with indefinite lives. Based on this transitional evaluation, the Company determined that its goodwill was impaired and recorded a $397.1 million charge for the cumulative effect of a change in accounting principle in fiscal 2003.

(7)

Prior to the Merger with Alpha Industries, Inc., Washington/Mexicali had no separate capitalization. Therefore, a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risk factors, risks and cautionary statements described elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a leading wireless semiconductor company focused exclusively on radio frequency (“RF”) and complete cellular system solutions for mobile communications applications. We offer front-end modules, RF subsystems and cellular systems to leading wireless handset and infrastructure customers.

The wireless communications semiconductor industry is highly cyclical and is characterized by rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Our operating results have been, and our operating results may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from suppliers, new product and technology introductions by competitors, changes in the mix of products produced and sold, intellectual property disputes, the timing and extent of product development costs and general economic conditions. In the past, average selling prices of established products have generally declined over time and this trend is expected to continue in the future.

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

Diversifying Customer Base

Skyworks supports virtually every wireless handset OEM including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony/Ericsson and LG Electronics, Inc. Additionally, we supply ODMs such as Arima, BenQ, Chi Mei, Compal and Quanta as well as emerging domestic handset suppliers throughout China. With the industry’s move to outsourcing to enable increased OEM focus on brand and channel development, we believe we are particularly well-positioned to address the growing needs of new market entrants and established suppliers alike who seek RF and system-level integration expertise.

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

BASIS OF PRESENTATION

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

We entered into agreements with Conexant providing for the supply to us of transition services by Conexant and for the supply by us of gallium arsenide wafer fabrication and assembly and test services to Conexant, initially at substantially the same volumes as historically obtained by Conexant from Washington/Mexicali. We also entered into agreements with Conexant and Jazz Semiconductor, providing for the supply to us of silicon-based wafer fabrication, wafer probe and certain other services by Jazz Semiconductor. Historically, Washington/Mexicali obtained a portion of its silicon-based semiconductors from the Newport Beach wafer fabrication facility that is now owned by Jazz Semiconductor.

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

Our fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003 and fiscal years 2004 and 2002 each consisted of 52 weeks and ended on October 1, 2004 and September 27, 2002, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Accordingly, references to September 30, 2004, 2003 and 2002 contained in this discussion refer to our actual fiscal year-end.

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

Deferred income taxes — We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. The future realization of certain deferred tax assets will be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for these deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $43 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, we recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because we believe that the related deferred tax asset will be recovered during the carryforward period.

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

GENERAL

During fiscal 2004, we made progress in several key areas that contributed to an improvement in operating results and the generation of positive cash flows from operations. More specifically, we:

•	experienced an increase in demand for our products and launched and ramped new highly integrated products;

•	experienced a 53% increase in units sold countered by a 17% aggregate decrease in the average selling price of our products;

•	reduced the number of days sales were outstanding in the fourth quarter of fiscal 2004 to 65.8 from 87.5 for the same period in the previous fiscal year;

•	reduced research and development expenses and selling, general and administrative expense as a percentage of net revenues to 31.9% in fiscal 2004 from 39.1% for the previous fiscal year;

•	converted our 15 percent convertible senior subordinated notes into shares of our common stock, ultimately reducing our future cash outflows and expenses related to the interest incurred on these senior subordinated notes; and

•	invested $60.0 million in capital equipment primarily related to the design of new highly integrated products and processes enabling us to address new opportunities and to meet our customers’ demands.

RESULTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2004	2003		2002
Net revenues	100.0%	100.0%		100.0%
Cost of goods sold	60.1	60.0		72.0

Gross margin	39.9	40.0		28.0
Operating expenses:
Research and development	19.5	25.3		29.2
Selling, general and administrative	12.4	13.8		11.2
Amortization of intangible assets	0.4	0.7		2.8
Purchased in-process research and development	--	--		14.3
Special charges	2.2	5.6		25.4

Total operating expenses	34.5	45.4		82.9

Operating income (loss)	5.4	(5.4)		(54.9)
Interest expense	(2.3)	(3.5)		(0.9)
Other income (expense), net	0.2	0.2		--

Income (loss) before income taxes and cumulative effect of change in accounting principle	3.4	(8.7)		(55.8)
Provision (benefit) for income taxes before cumulative effect of change in accounting principle	0.5	0.1		(4.3)

Income (loss) before cumulative effect of change in accounting principle	2.9	(8.8)		(51.6)
Cumulative effect of change in accounting principle, net of tax	--	(64.2)		--

Net income (loss)	2.9%	(73	.0)%	(51	.6)%

NET REVENUES

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Net revenues	$784,023	26.9%	$617,789	35.0%	$457,769

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers and indirectly through electronic components distributors.

Net revenues increased for fiscal 2004 when compared to the previous fiscal year primarily as the result of increased demand for our wireless product portfolio. More specifically, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. Additionally, power amplifiers, front-end modules, RF subsystems and complete cellular systems exhibited strong year-over-year growth. These increases in net revenues were tempered by a decrease in average selling prices primarily within our single function products and a decrease of approximately $15 million in net revenues for our assembly and test services as demand for these services declined in fiscal 2004. During fiscal 2004, the number of units we sold increased by approximately 53% when compared to fiscal 2003, however our average selling price across all products decreased in the aggregate by approximately 17% when compared to the previous fiscal year.

Net revenues increased in fiscal 2003 when compared to fiscal 2002 primarily reflecting the exclusion of Alpha’s revenues for periods prior to the Merger and increasing demand for our wireless product portfolio. Had Alpha’s revenue been included for the nine month period prior to the Merger, net revenue in fiscal 2002 would have been $543 million, as compared to the $458 million reported. Accordingly, the majority of the increase in revenue in fiscal 2003 is attributable to the exclusion of Alpha’s revenue up to the time of the Merger. On an operational basis, the revenue increase in fiscal 2003 primarily resulted from an increase in the number of RF subsystem units shipped (in both GSM and CDMA) due to the ramping of new product offerings. An increase in unit volumes of front-end modules, however, was offset by a decline in the average selling price of such products. In addition, lower CDMA handset subsidies in Korea also adversely affected net revenues in fiscal 2003 when compared to fiscal 2002. In certain global markets, wireless operators provide subsidies on handset sales to their customers, ultimately decreasing the cost of the handset to the customer.

For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Years Ended September 30,
(in thousands)	2004	2003	2002
Gross profit	$ 313,216	$ 246,849	$ 128,068
% of net revenues	39.9%	40.0%	28.0%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold. Cost of goods sold for the periods prior to the Merger also includes allocations from Conexant of manufacturing cost variances, process engineering and other manufacturing costs, which are not included in our unit costs but are expensed as incurred.

Gross profit for fiscal 2004 benefited from increased operational efficiency through capacity utilization when compared to the previous fiscal year. This benefit was partially offset by the aforementioned decline in average selling prices and additional costs we incurred as we launched and ramped a number of more highly integrated RF product offerings including our front-end modules and single package radios. Gross profit for fiscal 2003 was favorably affected by $4.8 million, or 70 basis points, when we reevaluated our obligation under wafer fabrication supply agreements and reduced our liability and cost of sales. At the end of the third quarter of fiscal 2002, we estimated that we would not be able to meet our minimum purchase obligation under the wafer supply agreement with Conexant and Jazz Semiconductor. Accordingly, we recorded this liability in cost of sales for the third quarter of fiscal 2002. The following external factors contributed to the reductions in cost of sales in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 relating to this liability:

•	an increase in demand for our products that resulted in the Company increasing its purchases from the wafer supplier, Jazz Semiconductor ; and

•	an increase in orders for wafers placed by Conexant to Jazz Semiconductor that, when combined with our purchases from Jazz Semiconductor, resulted in the Company having no liability related to its minimum purchase obligation.

Because of the increase in demand for our products and the annual reduction in our minimum purchase obligations, as specified in the agreement, the Company has met its minimum purchase obligation for each of the periods subsequent to September 30, 2002. Furthermore, the Company currently expects to meet the remaining minimum purchase obligations of $12.9 million for fiscal 2005 and will have no further minimum purchase obligations under the wafer supply agreement subsequent to March 2005. Our costs will be affected by the extent of our use of outside foundries and the pricing we are able to obtain. During periods of high industry demand for wafer fabrication capacity, we may have to pay higher prices to secure wafer fabrication capacity.

The improvement in gross profit in fiscal 2003 compared to fiscal 2002 reflects increased revenues, improved utilization of our manufacturing facilities and a decrease in depreciation expense that resulted from the write-down of our Mexicali facility assets in the third quarter of fiscal 2002. Although revenue growth in fiscal 2003 increased the level of utilization of our manufacturing facilities, these facilities continued to operate below optimal capacity and underutilization continued to adversely affect our unit cost of goods sold and gross profit.

Gross profit in fiscal 2003 was also favorably affected by the aforementioned $4.8 million reduction to our liability and cost of sales in the first quarter of fiscal 2003 when we reevaluated our obligation under the wafer supply agreement with Conexant and Jazz Semiconductor.

RESEARCH AND DEVELOPMENT

	Years Ended September 30,
(in thousands)	2004	Change		2003	Change	2002
Research and development	$ 152,633	(2	.2)%	$ 156,077	16.8%	$133,614
% of net revenues	19.5%			25.3%		29.2%

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

The decrease in research and development expenses in fiscal 2004 when compared to the previous fiscal year is primarily attributable to our commitment to streamlining our processes and focusing our product development on integrated products to meet the needs of our customers. In addition, research and development expenses were lower in fiscal 2004 when compared to the previous year as we realized benefits from cost saving initiatives implemented in the previous two fiscal years. More specifically, we focused our product development on core front-end modules, RF subsystems, cellular systems, infrastructure and next generation solutions.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Selling, general and administrative	$ 97,522	14.2%	$ 85,432	67.3%	$ 51,074
% of net revenues	12.4%		13.8%		11.2%

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

The increase in selling, general and administrative expenses in fiscal 2004 when compared to the previous year is primarily attributable to an increase of approximately $5 million in legal expenses related to protecting our intellectual property portfolio. In addition, we incurred performance related compensation expenses in fiscal 2004, which were not incurred in fiscal 2003. We tie incentive compensation to the accomplishment of specific financial objectives each fiscal year and met these objectives in fiscal 2004, whereas these objectives were not met in fiscal 2003. During fiscal 2004, we also incurred information systems conversion costs, whereas these expenses were not incurred in fiscal 2003. We transitioned our information systems services from Conexant Systems, Inc. to a third-party service provider during the third quarter of fiscal 2004. These increases in selling, general and administrative expenses for fiscal 2004 when compared to the previous year were partially offset by realization of the benefit of cost saving initiatives implemented in the previous two fiscal years.

The increase in selling, general and administrative expenses in fiscal 2003 when compared to fiscal 2002 is primarily related to our selling, general and administrative expenses representing those of the combined company after the Merger whereas those expenses for the same period in 2002 are representative of only Washington/Mexicali prior to June 25, 2002.

AMORTIZATION OF INTANGIBLE ASSETS

	Years Ended September 30,
(in thousands)	2004	Change		2003	Change		2002
Amortization of intangible assets	$ 3,043	(30	.6)%	$ 4,386	(66	.1)%	$ 12,929
% of net revenues	0.4%			0.7%			2.8%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2004 and fiscal 2003 primarily represents the amortization of these intangible assets. During the fourth quarter of fiscal 2003, we wrote down certain intangible assets related to our infrastructure business based on a recoverability analysis prepared by management in response to a decline in demand for, and a decision to discontinue, certain infrastructure products. This write-down established a new cost basis for these assets and resulted in a decrease in amortization expense for fiscal 2004 when compared to fiscal 2003.

Amortization expense for fiscal 2002 primarily represents amortization of goodwill and intangible assets acquired in connection with Washington/Mexicali’s acquisition of Philsar Semiconductor, Inc. (“Philsar”) in fiscal 2000. Philsar was a developer of RF semiconductor solutions for personal wireless connectivity, including emerging standards such as Bluetooth, and RF components for third-generation digital cellular handsets. We wrote off all goodwill and other intangible assets associated with our acquisition of the Philsar Bluetooth business in the third quarter of fiscal 2002. The lower amortization expense in fiscal 2003 when compared to fiscal 2002, primarily resulted from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. Had the Company ceased amortizing goodwill on October 1, 2000, amortization expense would have been $10.7 million less in fiscal 2002.

For additional information regarding goodwill and intangible assets, see Note 6 to the Consolidated Financial Statements.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Purchased in-process research and	$ --	N/A	$ --	N/A	$65,500
development

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

For additional information regarding purchased in-process research and development, see Note 3 to the Consolidated Financial Statements.

SPECIAL CHARGES

	Years Ended September 30,
(in thousands)	2004	Change		2003	Change		2002
Special charges	$17,366	(49	.7)%	$34,493	(70	.3)%	$116,321

Special charges consists of charges for asset impairments and restructuring activities, as follows:

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, we recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge includes approximately $1.8 million of contractual payment obligations, which we expect to pay within one year. The impairment charge was based on a recoverability analysis prepared by management in response to the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

During the fourth quarter of fiscal 2003, we recorded a $26.0 million charge for the impairment of assets related to certain infrastructure products manufactured in our Woburn, Massachusetts and Adamstown, Maryland facilities. The Woburn facility primarily manufactures semiconductor products based on both silicon wafer technology and gallium arsenide technology. Our Adamstown, Maryland facility primarily manufactures ceramics components. We experienced a significant decline in factory utilization resulting from a downturn in the market for products manufactured at these two facilities and a decision to discontinue certain products. The impairment charge was based on a recoverability analysis prepared by management based on these factors and the related impact on our current and projected outlook. We projected lower revenues and new order volume for these products and management believed these factors indicated that the carrying value of the related assets (machinery, equipment and intangible assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products over a five-year period. Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 16%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets. The anticipated pre-tax cost savings related to these impairment charges is expected to be $17.4 million from fiscal 2004 through fiscal 2008 and $8.6 million from fiscal 2009 through fiscal 2023.

In addition, during the fourth quarter of fiscal 2003 we recorded a $2.3 million charge for the impairment of our Haverhill, Massachusetts property. In fiscal 2003, we relocated our operations from this facility to our Woburn, Massachusetts facility. We actively marketed the property located in Haverhill, Massachusetts and in March 2004, entered into a contractual agreement for the sale of the property, contingent upon obtaining specific regulatory approvals within the next two years.

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

RESTRUCTURING CHARGES

During fiscal 2004, we consolidated cellular systems software design centers in an effort to improve our overall time to market for next generation multimedia systems development. These actions aligned our structure with our current business environment. We implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions are expected to be paid within one year.

During fiscal 2003, we recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. Substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

During fiscal 2002, we implemented a number of cost reduction initiatives to more closely align our cost structure with the then-current business environment. We recorded restructuring charges of approximately $3.0 million for costs related to the workforce reduction and the consolidation of certain facilities. All amounts accrued for these actions have been paid.

For additional information regarding restructuring charges and liability balances, see Note 15 to the Consolidated Financial Statements.

INTEREST EXPENSE

	Years Ended September 30,
(in thousands)	2004	Change		2003	Change	2002
Interest expense	$17,947	(16	.1)%	$21,403	406.3%	$4,227

The decrease in interest expense for fiscal 2004 when compared to the previous fiscal year is primarily related to the conversion of our $45 million of senior subordinated notes into shares of our common stock during the third quarter of fiscal 2004. On April 22, 2004, we notified the holder of the senior notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock. We paid interest in cash on the senior notes on the last business day of each March, June, September and December of each year. Interest paid on the senior notes is not deductible for tax purposes because of the conversion feature.

The Company entered into borrowing arrangements at the time of the Merger, therefore the increase in interest expense for fiscal 2003, when compared to the previous year is primarily the result of fiscal 2002 representing approximately three months of interest incurred, whereas fiscal 2003 includes interest for twelve months.

For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Other income (expense), net	$1,691	28.4%	$1,317	nm	$(56)

nm = not meaningful

Other income (expense), net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.

PROVISION FOR INCOME TAXES

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Provision (benefit) for income taxes	$3,984	nm	$652	nm	$(19,589)

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2004, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

During the fourth quarter of fiscal 2004, we reduced the carrying value of our deferred tax assets by $3.5 million. This charge primarily originated from foreign currency translation errors after establishing the $23.1 million tax benefit recorded in fiscal 2002 for the impairment of our assembly and test machinery and equipment in Mexicali, Mexico immediately following completion of the Merger. The cumulative effect of these errors is being reported in the provision for income taxes line of the statement of operations in the fourth quarter of fiscal 2004, as it did not have a material impact in prior periods. The aggregate $3.5 million charge listed by fiscal year would be approximately $1.2 million, $2.0 million and $0.3 million for fiscal 2004, 2003 and 2002, respectively.

In addition, the provision (benefit) for income taxes for fiscal 2004, 2003 and 2002 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

No provision has been made for United States, state, or additional foreign income taxes related to approximately $16.7 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

	Years Ended September 30,
(in thousands)	2004	Change	2003	Change	2002
Cumulative effect of change in	$ --	nm	$(397,139)	nm	$ --
accounting principle

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” October 1, 2002 and performed a transitional impairment test for goodwill. As a result, we determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in our results of operations as of the beginning of fiscal 2003. The significant impairment charge to goodwill shortly after the Merger resulted from a significant decline in the market price of our common stock. The first step of the goodwill impairment analysis compares fair value to net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. We hired a third-party firm to perform the fair value calculation for the Merger and subsequent SFAS 142 valuation. The fair value calculation used to determine the purchase price for the Merger was performed in December 2001, the date at which the principal terms of the Merger were agreed upon by both parties. The calculation was based on the average market price of our common stock over a seven-day period. This same methodology was used to determine our fair value at October 1, 2002 for the required transitional impairment test upon the adoption of SFAS No. 142. Between the time of the Merger calculation in December 2001 and the SFAS No. 142 calculation in October 2002, the market price of our common stock declined as the wireless semiconductor industry experienced a downturn in demand amid concerns about terrorism, deflation, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries. Since our fair value is directly linked to the market price of our common stock, a significant decline in the market price of our common stock could, and in this case did, result in an impairment charge to goodwill. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We completed our annual goodwill impairment test for fiscal 2004 and determined that as of July 5, 2004, our goodwill was not impaired.

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended September 30
(in thousands)	2004	2003	2002
Cash and cash equivalents at beginning of period	$ 161,506	$ 53,358	$ 1,998
Net cash provided by (used in) operating activities	91,913	(72,052)	(99,094)
Net cash provided by (used in) investing activities	(61,010)	(44,282)	70,042
Net cash provided by (used in) financing activities	11,130	224,482	80,412

Cash and cash equivalents at end of period	$ 203,539	$ 161,506	$ 53,358

FISCAL 2004

During fiscal 2004, we made progress in several key areas as we focused our efforts on both cash and inventory management. We significantly reduced the number of days sales were outstanding in the fourth quarter of fiscal 2004 to 65.8 from 87.5 for the same period in the previous fiscal year. Annualized inventory turns for the fourth quarter of fiscal 2004 were 6.6. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. During fiscal 2004, we also converted our 15 percent convertible senior subordinated notes into shares of our common stock, ultimately reducing our future cash outflows and expenses related to the interest incurred on these senior subordinated notes.

In fiscal 2004, we generated $91.9 million in cash from operating activities as we experienced a significant improvement in our operating results when compared to the previous fiscal year. This improvement was primarily attributable to increased net revenues in fiscal 2004, when compared to the previous fiscal year, primarily resulting from increased demand for our wireless product portfolio. More specifically, we have launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. In addition, we reduced research and development expenses and selling, general and administrative expense as a percentage of net revenues to 31.9% in fiscal 2004, from 39.1% for the previous fiscal year. During fiscal 2004, we invested $60.0 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. We expect our capital expenditures for fiscal 2005 to return to levels more comparable to fiscal 2003.

Cash provided by financing activities in fiscal 2004 primarily represents an increase in borrowings under our $50 million credit facility secured by the purchased accounts receivable with Wachovia Bank, National Association. For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements.

FISCAL 2003 AND FISCAL 2002

Cash used in operating activities was $72.1 million for fiscal 2003, reflecting a net loss of $451.4 million, offset by non-cash charges (primarily asset impairments, depreciation and amortization) of $489.2 million and a net decrease in working capital items of approximately $109.9 million, including $40.0 million of merger-related expense payments. As of September 30, 2003, substantially all amounts accrued for merger-related expenses had been paid. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002, and recorded a $397.1 million charge for the cumulative effect of a change in accounting principle, representing the difference between the implied fair value and carrying value of our goodwill. Operating results in fiscal 2003 improved when compared to fiscal 2002, primarily as the result of increased revenues and improved utilization of our manufacturing facilities. Cash used in operating activities was $99.1 million for fiscal 2002. Operating cash flows for fiscal 2002 reflect a net loss of $236.1 million, offset by non-cash charges (depreciation and amortization, asset impairments and an in-process research and development charge) of $221.6 million and a net increase in working capital of approximately $84.6 million. During 2002, we consolidated facilities, reduced our work force and continued to implement cost saving initiatives. In addition, increased revenues and improved utilization of our manufacturing facilities contributed to improved operating results in fiscal 2002.

Cash used in investing activities for fiscal 2003 primarily consisted of capital expenditures of $40.3 million. The capital expenditures for fiscal 2003 represented our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. Cash used in investing activities for fiscal 2003 also included $4.0 million of purchases of short-term investments. Our short-term investments are classified as held-to-maturity and consist primarily of commercial paper with original maturities of more than 90 days and less than twelve months. Cash provided by investing activities for fiscal 2002 consisted of capital expenditures of $29.4 million and dividends to Conexant of $3.1 million offset by cash received of $67.1 million as a result of the Merger and $35.4 million from the sale of short-term investments acquired in the Merger.

On August 11, 2003, we filed a shelf registration statement on Form S-3 with the SEC with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides us with greater flexibility and access to capital. On September 9, 2003, we issued 9.2 million shares of common stock under our shelf registration statement. Cash provided by financing activities for fiscal 2003 included approximately $102.2 million of net proceeds from this offering. We may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.

Cash provided by financing activities for fiscal 2003 also included the net impact of our private placement of $230 million of 4.75 percent convertible subordinated notes due 2007 and related debt refinancing with Conexant on November 13, 2002. These subordinated notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million debt to Conexant relating to the purchase of the Mexicali Operations and to prepay the $65 million principal amount outstanding as of November 13, 2002, under a separate loan facility with Conexant. In connection with our prepayment of $105 million of the $150 million debt owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance was exchanged for new 15 percent convertible senior subordinated notes with a maturity date of June 30, 2005. On April 22, 2004, we notified the holder of the senior notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs. In addition, as of September 30, 2003, we had borrowings outstanding of $41.7 million under our $50 million credit facility secured by the purchased accounts receivable with Wachovia Bank, National Association. For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements. Cash provided by financing activities consisted of net transfers from Conexant, pre-Merger, of $50.4 million for fiscal 2002. Cash provided by financing activities for fiscal 2002 also consisted of $30.0 million of proceeds from borrowings against the revolving credit facility with Conexant.

Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements and operating leases at September 30, 2004 (see Notes 7 and 12 of the consolidated financial statements), in thousands:

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 years	3-5 Years	Thereafter
Debt	$280,000	$50,000	$ --	$230,000	$ --
Purchase obligations	12,877	12,877	--	--	--
Operating leases	26,957	6,153	9,419	7,833	3,552
Other commitments	6,225	3,200	3,025	--	--

	$326,059	$72,230	$12,444	$237,833	$3,552

Under supply agreements entered into with Conexant and Jazz Semiconductor, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtain certain minimum wafer volumes from Jazz Semiconductor through March 2005. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $12.9 million in fiscal 2005.

Based on our results of operations for fiscal 2004 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.

OTHER MATTERS

Inflation did not have a significant impact upon our results of operations during the three-year period ended September 30, 2004.

CERTAIN BUSINESS RISKS

We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. This discussion highlights some of the risks which may affect our future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

We operate in the highly cyclical wireless communications semiconductor industry, which is subject to significant downturns.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry. Periods of industry downturn are characterized by diminished product demand, production overcapacity, excess inventory levels and accelerated erosion of average selling prices. These characteristics, and in particular their impact on the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations.  Furthermore, downturns in the semiconductor industry may be severe and prolonged, and any prolonged delay or failure of the industry or the wireless communications market to recover from downturns would materially and adversely affect our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to meet customer demand for our products. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

We have incurred substantial operating losses in the past and may experience future losses.

Our operating results for fiscal years 2002 and 2003 were adversely affected by a global economic slowdown, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries. These factors led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate our wireless communications semiconductor products and system solutions. Although we recently emerged from this period of economic weakness, should economic conditions deteriorate for any reason, it could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other impacts that would materially and adversely affect our operating results. Due to this economic uncertainty, although we were profitable in fiscal 2004, we cannot assure you that we will be able to sustain such profitability or that we will not experience future operating losses.

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

The wireless communications semiconductor industry generally and, in particular, the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, rapid product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration and increased miniaturization, and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices, modules and system solutions is highly complex and depends on numerous factors, including:

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

Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems (“;IT Systems”). We upgrade and change our IT Systems from time to time, and are currently implementing a system upgrade, and there can be no assurance that such upgrade will be successful.

We cannot assure you that we will have sufficient resources to make the substantial investment in research and development needed to develop and bring to market new and enhanced products in a timely manner. We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities and that meet our customers requirements, our business and results of operations would be materially and adversely harmed.

In addition, prices of many of our products decline, sometimes significantly, over time. We believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.

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

As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

If OEMs and ODMs of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We cannot assure you that we will continue to achieve design wins or to convert design wins into actual sales, and any failure to do so could materially and adversely affect our operating results.

Lengthy product development and sales cycles associated with many of our products may result in significant expenditures before generating any revenues related to those products.

After our product has been developed, tested and manufactured, our customers may need three to six months or longer to integrate, test and evaluate our product and an additional three to six months or more to begin volume production of equipment that incorporates the product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

Uncertainties involving the ordering and shipment of our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.

A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to Motorola, Inc. and to Samsung Electronics Co. represented approximately 14% and 12%, respectively, of net revenues for fiscal 2004. Our future operating results will depend on the success of these customers and other customers and our success in selling products to them.

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

On September 30, 2004, we had total indebtedness of approximately $280 million, which represented approximately 28% of our total capitalization.

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

We may need to obtain sources of financing in the future. We expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Conditions existing in the U.S. capital markets if and when we seek additional financing as well as the then current condition of the Company will affect our ability to raise capital, as well as the terms of any such financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on the Company.

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

Under supply agreements entered into with Conexant and Jazz Semiconductor, we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor. Pursuant to these supply agreements, we are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor until March 2005. Our expected minimum purchase obligations under these supply agreements are anticipated to be approximately $12.9 million for fiscal 2005.

We are dependent upon third parties for the supply of raw materials and components.

Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. We cannot assure you that we will not lose a significant or sole supplier or that a supplier will be able to meet performance and quality specifications or delivery schedules. If we lost a supplier or a supplier were unable to meet performance or quality specifications or delivery schedules, our ability to satisfy customer obligations could be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. If we were to enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

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

A substantial majority of our net revenues are derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. If we do not continue to offer products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely-used process technologies for certain integrated circuits and these technologies continue to improve in performance. We cannot assure you that we will continue to identify products and markets that require performance attributes of gallium arsenide solutions.

We may be subject to claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology or refrain from using it. At the present time, we are in litigation with Qualcomm Incorporated regarding claims each of us have filed and served against the other asserting violations of certain of our respective intellectual property rights. Although we believe their claims are without merit and we are vigorously defending against their claims and fully prosecuting our claims against them, we cannot assure you that we will be successful in defending ourselves from their claims or prosecuting our claims.

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

We cannot assure you that our operating results or financial condition will not be materially adversely affected if we were required to do any one or more of the foregoing items.

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

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions, and to integrate companies we acquire.

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

We have used, and will continue to use, a variety of chemicals and compounds in manufacturing operations and have been and will continue to be subject to a wide range of environmental protection regulations in the United States. We cannot assure you that current or future regulation of the materials necessary for our products would not have a material adverse effect on our business, financial condition and results of operations. Environmental regulations often require parties to fund remedial action for violations of such regulations regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. We cannot assure you that the amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on our business, financial condition and results of operations.

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

Public stock markets have recently experienced extreme price and trading volume volatility, particularly in the technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. Furthermore, if our operating results do not meet the expectations of securities analysts or investors, our stock price may decline, possibly substantially over a short period of time. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

In March 2004, the Financial Accounting Standards Board issued an exposure draft to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, for financial reporting purposes. A final standard is expected to be issued by the end of 2004 and to be effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks, such as changes in currency and interest rates, that arise from normal business operation. Our financial instruments include cash and cash equivalents, short-term investments, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2004, the carrying value of our cash and cash equivalents approximates fair value.

Our short-term debt primarily consists of borrowings under our credit facility with Wachovia Bank, N.A. As of September 30, 2004, we had borrowings of $50.0 million outstanding under this credit facility. Interest related to our short-term debt is at LIBOR plus 0.4% and was approximately 2.2% at September 30, 2004. Consequently, we do not have significant cash flow exposure on our short-term debt.

We issued fixed-rate debt, which is convertible into our common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the year ended September 30, 2004, our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75 percent unsecured convertible subordinated notes due November 2007. We do not believe that we have significant cash flow exposure on our long-term debt.

Based on our overall evaluation of our market risk exposures from all of our financial instruments at September 30, 2004, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2004 are included herewith:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and StockholdersSkyworks
Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended September 30, 2004, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2004, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

KPMG LLP

Boston, Massachusetts
December 10, 2004

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$ 203,539	$ 161,506
Short-term investments	5,000	3,988
Restricted cash	6,013	5,312
Receivables, net of allowance for doubtful accounts of $1,987 and $1,979, respectively	157,772	144,267
Inventories	79,572	58,168
Other current assets	11,968	12,854

Total current assets	463,864	386,095
Property, plant and equipment, less accumulated depreciation and amortization of $261,260 and $232,480, respectively	143,534	121,556
Property held for sale	6,475	6,209
Goodwill	504,493	505,514
Intangible assets, less accumulated amortization of $6,746 and $4,460, respectively	19,895	22,181
Deferred tax assets	19,372	22,766
Other assets	11,173	26,347

Total assets	$ 1,168,806	$ 1,090,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ --	$ 29
Short-term debt	50,000	41,652
Accounts payable	73,405	50,369
Accrued compensation and benefits	36,630	16,963
Other current liabilities	21,216	27,803

Total current liabilities	181,251	136,816
Long-term debt, less current maturities	230,000	275,000
Other long-term liabilities	5,932	5,677

Total liabilities	417,183	417,493
Stockholders' equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 156,012 and 148,604 shares issued and outstanding, respectively	39,003	37,151
Additional paid-in capital	1,312,603	1,258,265
Accumulated deficit	(599,197)	(621,609)
Accumulated other comprehensive income (loss)	(786)	(632)

Total stockholders' equity	751,623	673,175

Total liabilities and stockholders' equity	$ 1,168,806	$ 1,090,668

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended September 30,
	2004	2003	2002
Net revenues	$ 784,023	$ 617,789	$ 457,769
Cost of goods sold	470,807	370,940	329,701

Gross profit	313,216	246,849	128,068
Operating expenses:
Research and development	152,633	156,077	133,614
Selling, general and administrative	97,522	85,432	51,074
Amortization of intangible assets	3,043	4,386	12,929
Purchased in-process research and development	--	--	65,500
Special charges	17,366	34,493	116,321

Total operating expenses	270,564	280,388	379,438

Operating income (loss)	42,652	(33,539)	(251,370)
Interest expense	(17,947)	(21,403)	(4,227)
Other income (expense), net	1,691	1,317	(56)

Income (loss) before income taxes and cumulative effect of change in accounting principle	26,396	(53,625)	(255,653)
Provision (benefit) for income taxes	3,984	652	(19,589)

Income (loss) before cumulative effect of change in accounting principle	22,412	(54,277)	(236,064)
Cumulative effect of change in accounting principle, net of tax	--	(397,139)	--

Net income (loss)	$ 22,412	$(451,416)	$(236,064)

Per share information:
Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$ 0.15	$ (0.39)	$ (1.72)
Cumulative effect of change in accounting principle, net of tax, basic and diluted	--	(2.85)	--

Net income (loss), basic and diluted	$ 0.15	$ (3.24)	$ (1.72)

Number of weighted-average shares used in per share computations, basic	152,090	139,376	137,416

Number of weighted-average shares used in per share computations, diluted	154,242	139,376	137,416

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common stock
	Shares	Par value	Additional Paid-in Capital	Conexant's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders' Equity
Balance at September 30, 2001	--	$ --	$ --	$ 287,945	$ --	$ (284)	$ --	$ 287,661

Net loss	--	--	--	(66,280)	(170,193)	--	--	236,473
Foreign currency translation adjustment	--	--	--	--	--	409	--	409
Recapitalization as a result of purchase accounting under a reverse acquisition	--	--	--	--	--	(125)	--	(125)

Other comprehensive income	--	--	--	--	--	284	--	284

Comprehensive income (loss)								(236,189)
Dividend (1)	--	--	--	(204,716)	--	--	--	(204,716)
Net transfers from Conexant	--	--	--	50,404	--	--	--	50,404
Recapitalization as a result of purchase accounting under a reverse acquisition	137,368	34,342	1,149,965	(67,353)	--	--	(137)	1,116,817

Issuance of common shares for purchase plans, 401k and stock option plans	221	55	861	--	--	--	--	916
Amortization of unearned compensation	--	--	--	--	--	--	53	53
Compensation expense	--	--	30	--	--	--	--	30

Balance at September 30, 2002	137,589	34,397	1,150,856	--	(170,193)	--	(84)	1,014,976

Net loss	--	--	--	--	(451,416)	--	--	(451,416)
Pension adjustment	--	--	--	--	--	(632)	--	(632)

Other comprehensive income	--	--	--	--	--	(632)	--	(632)

Comprehensive income (loss)								(452,048)
Issuance of common shares in offering, net of expenses	9,200	2,300	99,888	--	--	--	--	102,188
Issuance of common shares for purchase plans, 401k and stock option plans	1,769	442	8,607	--	--	--	--	9,049
Amortization of unearned compensation	--	--	--	--	--	--	84	84
Adjustment to recapitalization as a result of purchase accounting under a reverse acquisition (2)	--	--	(1,543)	--	--	--	--	(1,543)
Issuance of common shares in trademark settlement	46	12	457	--	--	--	--	469

Balance at September 30, 2003	148,604	37,151	1,258,265	--	(621,609)	(632)	--	673,175

Net income	--	--	--	--	22,412	--	--	22,412
Pension adjustment	--	--	--	--	--	(154)	--	(154)

Other comprehensive income	--	--	--	--	--	(154)	--	(154)

Comprehensive income (loss)								22,258
Issuance of common shares for stock purchase plans, 401k and stock option plans	1,690	423	11,251	--	--	--	--	11,674
Issuance of common shares in conversion of senior notes, net of expenses	5,718	1,429	42,908	--	--	--	--	44,337
Adjustment to issuance of common shares in offering, net of expenses	--	--	179	--	--	--	--	179

Balance at September 30, 2004	156,012	$39,003	$ 1,312,603	$ --	$(599,197)	$ (786)	$ --	$ 751,623

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 22,412	$(451,416)	$ (236,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	35,829	36,941	47,695
Amortization	3,043	4,386	12,929
Amortization of deferred financing costs	2,176	2,123	--
Contribution of common shares to Savings and Retirement Plan	8,162	7,482	874
Gain on sales of assets	34	1,802	209
Deferred income taxes	3,394	351	(23,117)
Purchased in-process research and development	--	--	65,500
Asset impairments	10,853	425,407	111,817
Provision for losses (recoveries) on accounts receivable	377	1,156	(512)
Changes in assets and liabilities, net of acquisition:
Receivables	(13,882)	(50,998)	(85,590)
Inventories	(21,404)	(2,525)	(1,709)
Other assets	4,523	6,369	(8,290)
Accounts payable	23,036	5,019	36,635
Other liabilities	13,360	(58,149)	(19,471)

Net cash provided by (used in) operating activities	91,913	(72,052)	(99,094)

Cash flows from investing activities:
Capital expenditures	(59,998)	(40,294)	(29,412)
Cash, cash equivalents and short-term investments of acquired
business	--	--	67,102
Sale of short-term investments	3,988	--	35,422
Purchase of short-term investments	(5,000)	(3,988)	--
Dividend to Conexant	--	--	(3,070)

Net cash provided by (used in) investing activities	(61,010)	(44,282)	70,042

Cash flows from financing activities:
Proceeds from unsecured notes offering	--	230,000	--
Net proceeds from common stock public offering	--	102,188	--
Deferred financing costs	--	(10,474)	--
Restricted cash	(701)	(5,312)	--
Net transfers from Conexant	--	--	50,404
Proceeds from short-term debt	8,290	41,652	30,000
Payments on long-term debt	29	(135,139)	(34)
Exercise of stock options	3,512	1,567	42

Net cash provided by (used in) financing activities	11,130	224,482	80,412

Net increase (decrease) in cash and cash equivalents	42,033	108,148	51,360
Cash and cash equivalents at beginning of period	161,506	53,358	1,998

Cash and cash equivalents at end of period	$ 203,539	$ 161,506	$ 53,358

Supplemental cash flow disclosures:
Taxes paid	$ 2,206	$ 517	$ 832

Interest paid	$ 15,845	$ 21,061	$ 323

Supplemental disclosure of non-cash activities:
Senior Notes conversion	$ 45,000	$ --	$ --

Acquisition of Alpha Industries, Inc.	$ --	$ --	$ 1,183,105

Dividend to Conexant	$ --	$ --	$ 201,646

Conexant debt refinancing	$ --	$ 45,000	$ --

Stock issued for trademark settlement	$ --	$ 469	$ --

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

On June 25, 2002, pursuant to an Agreement and Plan of Reorganization dated as of December 16, 2001, as amended as of April 12, 2002, by and among Alpha Industries, Inc. (“Alpha”), Conexant Systems, Inc. (“Conexant”) and Washington Sub, Inc. (“Washington”), a wholly owned subsidiary of Conexant to which Conexant spun off its wireless communications business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, Washington merged with and into Alpha with Alpha as the surviving entity (the “Merger”). Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.

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

Historically, Conexant provided financing for Washington/Mexicali and incurred debt at the parent level. The financial statements for the periods prior to June 26, 2002 of Washington/Mexicali do not include an allocation of Conexant’s debt or the related interest expense. Therefore, the financial statements for fiscal 2002 do not necessarily reflect the financial position and results of operations of Washington/Mexicali had it been an independent company as of the dates, and for the periods presented.

The financial statements for the periods prior to the Merger also include allocations of certain Conexant operating expenses for research and development, legal, accounting, treasury, human resources, real estate, information systems, distribution, customer service, sales, marketing, engineering and other corporate services provided by Conexant, including executive salaries and other costs. The operating expense allocations have been determined on bases that management considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, Washington/Mexicali. Management believes that the expenses allocated to Washington/Mexicali are representative of the operating expenses that would have been incurred had Washington/Mexicali operated as an independent company. Since the date of the Merger, the Company has been performing these functions using its own resources or purchased services, including certain services obtained from Conexant pursuant to a transition services agreement, most of which expired on December 31, 2002. The Company transitioned the remaining services from Conexant to third party providers during the third quarter of fiscal 2004.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year:

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and fiscal years 2004 and 2002 each consisted of 52 weeks. Fiscal years 2004, 2003 and 2002 ended on October 1, 2004, October 3, 2003 and September 27, 2002, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.

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

Restricted Cash:

Restricted cash is used to collateralize the Company’s obligation under a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. For further information regarding the Facility Agreement, please see Note 7 of the Consolidated Financial Statements.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of a minor amount, are expensed as incurred.

Estimated useful lives used for depreciation purposes are five to 30 years for buildings and improvements and three to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

Property Held for Sale:

Property held for sale at September 30, 2004, relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. The Company actively marketed the property located in Haverhill, Massachusetts and in March 2004, the Company entered into a contractual agreement for the sale of the property, contingent upon obtaining specific regulatory approvals within the next two years.

Valuation of long-lived assets:

Carrying values for long-lived assets and definite lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

Goodwill and Intangible Assets:

Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company basis its fair value calculation on the average market price of its common stock over a seven-day period and its outstanding common stock. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Product Warranties:

Warranties are offered on the sale of certain products and an accrual was recorded for estimated claims. The changes in the warranty reserve are as follows:

Warranty balance, September 30, 2002	$ 13,372
Additions	--
Cash payments and reductions	(7,241)

Warranty balance, September 30, 2003	6,131
Additions	1,359
Cash payments and reductions	(7,490)

Warranty balance, September 30, 2004	$ --

Financial Instruments:

The carring value of cash and cash equivalents, accounts payable, and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term debt, short-term debt, and short-term investments are based on quoted market prices at the date of measurement.

Foreign Currency Translation and Remeasurement:

The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year.  Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s deferred tax assets are included in provision (benefit) for income taxes and amounted to $2.2 million of expense in fiscal 2004. Gains and losses resulting from the remeasurement of all other accounts are included in other income (expense), net. The Company recognized a gain of $0.5 million related to these remeasurements in fiscal 2004.

Stock Option Plans:

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted at the grant date and the Company recognizes compensation expense, if any, in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to the Merger with Alpha Industries, Inc., Conexant’s wireless business had no separate capitalization. Therefore, the Company had no stock-based compensation prior to June 26, 2002.

Had compensation cost for the Company’s stock option and stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Years Ended September 30,
(In thousands, except per share amounts)	2004	2003	2002
Reported net income (loss)	$ 22,412	$ (451,416)	$(236,064)
Total stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax
effects	17,992	4,923	285

Adjusted net income (loss)	$ 4,420	$ (456,339)	$(236,349)

Per share information, basic and diluted:
Reported net income (loss)	$ 0.15	$ (3.24)	$ (1.72)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.12)	(0.03)	--

Adjusted net income (loss)	$ 0.03	$ (3.27)	$ (1.72)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected volatility	91%	95%	70%
Risk free interest rate	1.9%	2.5%	2.2%
Dividend yield	--	--	--
Expected option life (years)	5.0	4.5	4.5
Weighted average fair value of options granted	$ 3.80	$ 2.57	$ 1.87

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

Earnings Per Share:

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and a stock warrant, using the treasury stock method, and debt securities on an if converted basis, if their effect is dilutive. For the year ended September 30, 2004, debt securities convertible into 25.4 million shares, stock options exercisable into 19.0 million shares and a warrant to purchase 1.0 million shares were outstanding but not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. For the year ended September 30, 2003, debt securities convertible into 31.1 million shares, stock options exercisable into 25.8 million shares and a warrant to purchase 1.0 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive. For the year ended September 30, 2002, options to purchase 31.3 million shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive.

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

The costs and obligations of the Company’s pension and retiree medical plans are calculated using many assumptions, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Note 11 to the Consolidated Financial Statements, include discount rate, expected return on plan assets and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Actual results may differ substantially from these assumptions. These differences may significantly impact future pension or retiree medical expenses.

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

Comprehensive Income (Loss):

The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the financial statements consists of adjustments to the Company’s minimum pension liability.

An analysis of accumulated other comprehensive income (loss) follows (in thousands):

	Pension Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2002	$ --	$ --
Change in period	(632)	(632)

Balance as of September 30, 2003	(632)	(632)
Change in period	(154)	(154)

Balance as of September 30, 2004	$(786)	$(786)

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

NOTE 3.    BUSINESS COMBINATIONS

Merger with Conexant Systems, Inc.'s Wireless Business

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

(in thousands, except per share data)	Years Ended September 30,
2002
Net revenue	$ 543,091
Net loss	$(301,684)
Net loss per share (basic and diluted) (1)	$ (2.20)

In connection with the Merger, $65.5 million was allocated to purchased in-process research and development and expensed immediately upon completion of the acquisition (as a charge not deductible for tax purposes) because the technological feasibility of certain products under development had not been established and no future alternative uses existed.

The material risks associated with the successful completion of the in-process technology were associated with our ability to successfully finish the creation of viable prototypes and successful design of the chips, masks and manufacturing processes required. We expected to benefit from the in-process projects as the individual products that contained the in-process technology were put into production and sold to end-users. The release dates for each of the products within the product families were varied. The fair value of the in-process research and development (“IPR&D”) was determined using the income approach. Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was 30 percent. The Company had either completed or abandoned each of these projects prior to the completion of fiscal 2003. The completed IPR&D projects commenced generating cash flows in fiscal 2003. Due to the nature of these projects and the related technology, the revenue streams derived from these projects cannot be separately identified. The Company decided to abandon the projects noted as such below because of continuing technology problems, downturn in demand, major delays and insufficient technical features for the competitive marketplace. The Company does not believe that its decision to abandon any of the projects listed below individually or in the aggregate had a material effect on its results of operations.

Power Amplifier — $19.9 million value: Power amplifiers are designed and manufactured for use in different types of wireless handsets. The main performance attributes of these amplifiers are efficiency, power output, operating voltage and distortion. Current research and development is focused on expanding the offering to all types of wireless standards, improving performance by process and circuit improvements and offering a higher level of integration.

•	Indium Gallium Phosphide Heterojunction Bipolar Transistor: This technology enables power amplifier devices to operate with high linearity, high efficiency, and high gain. It is also suitable for high-performance wireless and fiber optic applications. This project is complete.

•	Delay Line Filters: Developed for multi-carrier power amplifiers used in Base Station radio frequency transmitter chain, with a range of fixed delays between 2nS and 30nS. This project is complete.

Control Products — $22.0 million value: Control products consist of switches and switch filters that are used in wireless applications for signal routing. Most applications are in the handset market enabling multi-mode, multi-band handsets. Current research and development is focused on performance improvement and cost reduction by reducing chip size and increasing functionality.

•	0.5 um Advanced Switch Pseudomorphic High Electron Mobility Transistor: This technology provides a significant reduction in on-resistance ("Ron"). This improved device characteristic enables switches with lower insertion loss or smaller size. This project is complete.

•	Low Temperature Co-fired Ceramics: This design and prototype capability used for switch-filter and power amplifier modules. This project was abandoned subsequent to the Merger.

Broadband — $18.9 million value: The products in this grouping consist of radio frequency (RF) and millimeter wave semiconductors and components designed and manufactured specifically to address the needs of high-speed, wireline and wireless network access. Current and long-term research and development is focused on performance enhancement of speed and bandwidth as well as cost reduction and integration.

•	0.5 um multifunctional Pseudomorphic High Electron Mobility Transistor: This technology provides a significant reduction in Ron. This improved device characteristic enables switches with lower insertion loss or smaller size. This project was abandoned subsequent to the Merger.

•	Heterojunction Bipolar Transistor (“HBT”) Linear Power Amplifiers: Development of a single-supply linear power HBT amplifier line for wireless LAN, HiPERLAN, Bluetooth and 802.11 broadband applications based on the enhanced InGaP HBT process. Development of a high linearity and power density InGaP cell structure, characterization and modeling of linearity, power, noise and s-parameter behavior of the devices and development of custom application-specific and generic line of power amplifiers and gain block amplifiers based on these models and data. This project is complete.

•	InP: Develop InP bipolar process for high-speed fiber-optic applications (40Gb/s) including single and double hetero structures with ft above 150GHZ. This project was abandoned subsequent to the Merger.

Silicon Diode — $3.9 million value: These products use silicon processes to fabricate diodes for use in a variety of RF and wireless applications. Current research and development is focused on reducing the size of the device, improving performance and reducing cost.

•	Chip Scale Package: This technology uses micro-machining technology to produce a small package with low parasitic inductances for wireless applications. This project was abandoned subsequent to the Merger.

Ceramics — $0.8 million value: The ceramics segment was involved in projects that relate to the design and manufacture of ceramic-based components such as resonators and filters for the wireless infrastructure market. Current research and development is focused on performance enhancements through improved formulations and electronic designs.

•	Ceramic Materials: Develop a higher low dielectric loss (“Q”) material to meet new applications for Base Station filters for 2, 2.5 and 3G systems and to offer a lower cost solution for existing high Q materials. Develop new material for the dielectric constant range 42 to 46 for Base Station radio frequency near antenna filter resonator applications, with improved temperature and frequency linearity over a wide temperature range. This project is complete.

NOTE 4.    INVENTORY

        Inventories consist of the following (in thousands):

	September 30,
	2004	2003
Raw materials	$12,176	$ 8,475
Work-in-process	50,717	35,797
Finished goods	16,679	13,896

	$79,572	$58,168

NOTE 5.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

	September 30,
	2004	2003
Land	$ 9,423	$ 9,423
Land and leasehold improvements	4,103	3,410
Buildings	50,305	58,340
Machinery and equipment	335,572	249,124
Construction in progress	5,391	33,739

	404,794	354,035

Accumulated depreciation and amortization	(261,260)	(232,480)

	$ 143,534	$ 121,556

NOTE 6.    GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002, and performed a transitional impairment test for goodwill. As a result, management determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in the Company’s results of operations as of the beginning of fiscal 2003. The significant impairment charge to goodwill shortly after the Merger resulted from a significant decline in the market price of our common stock. The first step of the goodwill impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company hired a third-party firm to perform the fair value calculation for the Merger and subsequent SFAS 142 valuation. The fair value calculation used to determine the purchase price for the Merger was performed in December 2001, the date at which the principal terms of the Merger were agreed upon by both parties. The calculation was based on the average market price of the Company’s common stock over a seven-day period. This same methodology was used to determine the fair value of the Company at October 1, 2002 for the required transitional impairment test upon the adoption of SFAS No. 142. Between the time of the Merger calculation in December 2001 and the SFAS No. 142 calculation in October 2002, the market price of the Company’s common stock declined as the wireless semiconductor industry experienced a downturn in demand amid concerns about inflation, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries. Since the Company’s fair value is directly linked to the market price of its common stock, a significant decline in the market price of its common stock could, and in this case did, result in an impairment charge to goodwill. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2004 and determined that as of July 5, 2004, its goodwill was not impaired.

Goodwill and intangible assets consist of the following (in thousands):

		September 30, 2004			September 30, 2003
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$ 504,493	$ --	$ 504,493	$ 505,514	$ --	$ 505,514

Amortized intangible assets:
Developed technology	10	10,550	(3,777)	6,773	10,550	(2,806)	7,744
Customer relationships	10	12,700	(2,868)	9,832	12,700	(1,598)	11,102
Other	3	122	(101)	21	122	(56)	66

		23,372	(6,746)	16,626	23,372	(4,460)	18,912
Unamortized intangible assets:
Tradenames		3,269	--	3,269	3,269	--	3,269

Total intangible assets		$26,641	$ (6,746)	$ 19,895	$26,641	$ (4,460)	$22,181

Annual amortization expense related to intangible assets are as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Amortization expense	$2,286	$3,545	$12,687

The changes in the gross carrying amount of goodwill and intangible assets are as follows:

		Intangible Assets
	Goodwill	Developed Technology	Customer Relationships	Tradenames	Other	Total
Balance as of September 30, 2002	$ 905,219	$21,260	$12,700	$2,300	$122	$ 36,382
Additions (deductions) during year	(2,566)	--	--	969	--	969
Transitional impairment loss	(397,139)	--	--	--	--	--
Impairment losses	(10,710)	--	--	--	--	(10,710)

Balance as of September 30, 2003	505,514	10,550	12,700	3,269	122	26,641
Additions (deductions) during year	(1,021)	--	--	--	--	--

Balance as of September 30, 2004	$ 504,493	$10,550	$12,700	$3,269	$122	$ 26,641

The deductions to goodwill in fiscal 2004 primarily reflect the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $43.0 million at September 30, 2004.

The additions (deductions) in fiscal 2003 primarily reflect income tax refunds and gains on the sale of acquired assets related to Alpha and the acquisition of a tradename. Impairment losses in fiscal 2003 represent the write-down of assets related to the Company’s infrastructure business and are included in special charges in the accompanying consolidated statements of operations.

In accordance with SFAS No. 142, the following table provides net loss and related per share amounts for fiscal 2002, as reported and adjusted as if the Company had ceased amortizing goodwill effective October 1, 2001.

(In thousands, except per share amounts)	Year Ended September 30, 2002
Reported net loss	$ (236,064)
Goodwill amortization, net of tax	10,699

Adjusted net loss	$ (225,365)

Per share information:
Basic and diluted:
Reported net loss	$ (1.72)
Goodwill amortization, net of tax	0.08

Adjusted net loss	$ (1.64)

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2005	2006	2007	2008	2009
Amortization expense	$2,161	$2,144	$2,144	$2,144	$2,144

NOTE 7.    BORROWING ARRANGEMENTS

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,
	2004	2003
Junior notes	$230,000	$230,000
Senior notes	--	45,000
CDBG Grant	--	29

	230,000	275,029
Less - current maturities	--	29

	$230,000	$275,000

Junior notes represent the Company’s 4.75 percent convertible subordinated notes due 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes during the period between November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006, and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company will pay interest in cash semi-annually in arrears on May 15 and November 15 of each year.

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

The Company had a ten-year $960,000 loan from the State of Maryland under the Community Development Block Grant (“CDBG”) program. Quarterly payments were due through December 2003, and represented principal plus interest at five percent of the unamortized balance. The Company paid this loan in full during the first quarter of fiscal 2004.

Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2005	$ --
2006	--
2007	--
2008	230,000

$230,000

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of September 30, 2004, Skyworks USA had borrowed $50.0 million under this agreement.

NOTE 8.    INCOME TAXES

Income (loss) before income taxes and cumulative effect of change in accounting principle consists of the following components (in thousands):

	Years Ended September 30,
	2004	2003	2002
United States	$ 15,029	$(59,379)	$(151,214)
Foreign	11,367	5,754	(104,439)

	$ 26,396	$(53,625)	$(255,653)

The provision for income taxes from continuing operations consists of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Current tax expense:
Federal	$ --	$ --	$ --
State	(1,040)	--	--
Foreign	837	1,414	3,506

	(203)	1,414	3,506
Deferred tax expense (benefit):
Federal	--	--	--
State	--	--	--
Foreign	3,165	(762)	(23,095)

	3,165	(762)	(23,095)
Charge in lieu of tax expense	1,022	--	--

Net income tax expense (benefit)	$ 3,984	$ 652	$(19,589)

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

	Years Ended September 30,
	2004	2003	2002
Tax (benefit) expense at U.S. statutory rate	$ 9,239	$(18,769)	$(89,479)
Foreign tax rate difference	23	(1,362)	3,529
Nondeductible amortization of intangible assets	--	--	16,151
Nondeductible in-process research and development	--	--	22,925
Nondeductible interest expense	1,162	2,113	--
Pre-distribution loss not available to Skyworks	--	--	21,968
Research and development credits	(4,600)	(5,369)	(711)
State income taxes	(1,040)	--	--
Change in valuation allowance	(2,466)	25,168	5,947
Charge in lieu of tax expense	1,022	--	--
Other, net	644	(1,129)	81

	$ 3,984	$ 652	$(19,589)

The charge in lieu of tax expense resulted from partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	September 30,
	2004	2003
Current:
Inventories	$ 5,680	$ 11,878
Accrued compensation and benefits	2,464	1,907
Product returns, allowances and warranty	4,027	4,259
Restructuring	624	1,295
Other - net	1,720	1,494

Current deferred income taxes	14,515	20,833

Long-term:
Property, plant and equipment	29,919	46,356
Intangible assets	8,240	8,837
Retirement benefits and deferred compensation	1,098	1,172
Net operating loss carryforwards	71,454	61,049
Federal tax credits	15,076	7,798
State investment credits	5,711	5,541
Restructuring	1,683	2,978
Other - net	2,202	855

Long-term deferred income taxes	135,383	134,586

Total deferred income taxes	149,898	155,419

Valuation allowance	(129,509)	(131,975)

Net deferred tax assets	$ 20,389	$ 23,444

Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Mexicali Operations in the post-Merger period. Consequently, no United States income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2004, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. The net change in the valuation allowance of $2.5 million is principally due to the generation of additional tax attributes, i.e. federal and state net operating loss and credit carryovers, reduced by the utilization of other deferred tax assets. As noted above, during the year the Company realized a portion of the acquired deferred tax assets that were subject to the valuation allowance, which resulted in a reduction of goodwill. The remaining amount of these deferred tax assets for which subsequently recognized tax benefits will be applied to reduce goodwill related to the purchase consideration of the Merger with Alpha is approximately $43 million. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry-forward period. The Company does not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.

In 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of its Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will be recovered during the carryforward period. During the fourth quarter of fiscal 2004, the Company reduced the carrying value of its deferred tax assets by $3.5 million. This charge primarily originated from foreign currency translation errors after establishing the aforementioned tax benefit recorded in fiscal 2002 for the impairment of its Mexicali assets immediately following completion of the Merger. The cumulative effect of these errors is being reported in the provision for income taxes line of the statement of operations in the fourth quarter of fiscal 2004, as it did not have a material impact in prior periods. The aggregate $3.5 million charge listed by fiscal year would be approximately $1.2 million, $2.0 million and $0.3 million for fiscal 2004, 2003 and 2002, respectively.

As of September 30, 2004, the Company has U.S. federal net operating loss carryforwards of approximately $187.1 million which will expire at various dates through 2024 and aggregate state net operating loss carryforwards of approximately $78.0 million which will expire at various dates through 2009. The Company also has U.S. federal and state income tax credit carryforwards of approximately $19.9 million. The U.S. federal tax credits expire at various dates through 2024. The use of the pre-Merger net operating loss and tax credit carryovers from Alpha will be limited due to statutory tax restrictions resulting from the Merger and related change in ownership. The annual limit on the utilization of pre-merger net operating losses is approximately $14 million. Pre-Merger credits would also be subject to the tax equivalent of the annual net operating loss limitation.

No provision has been made for United States, state, or additional foreign income taxes related to approximately $16.7 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

NOTE 9.     STOCKHOLDERS' EQUITY

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

On August 11, 2003 the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides the Company with greater flexibility and access to capital. On September 9, 2003, the Company issued 9.2 million shares of common stock under its shelf registration statement. The Company may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.

At September 30, 2004, the Company had 156,012,551 shares of common stock issued and outstanding.

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

At September 30, 2004, the Company had no shares of preferred stock issued or outstanding.

STOCK OPTIONS

The Company has stock option plans under which employees may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over four years and expire ten years after the grant date. As of September 30, 2004, a total of 24.1 million shares are authorized for grant under the Company’s long-term incentive plans. The number of common shares reserved for granting of future awards was 5.7 million at September 30, 2004.

Pursuant to an exchange offer dated June 16, 2003 (the “Exchange Offer”), the Company offered a stock option exchange program to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, giving them the right to tender outstanding stock options with an exercise price of $13.00 per share or more in exchange for new options to be issued six months and one day after the close of the Exchange Offer. On July 3, 2003, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of approximately 5.3 million shares of the Company’s common stock. These stock options were cancelled as of that date. Pursuant to the Exchange Offer, a ratio was applied to the options accepted for exchange from eligible employees and on January 5, 2004, the Company issued new options to purchase approximately 3.4 million shares of the Company’s common stock with an exercise price at fair market value ($9.60) in exchange for the options cancelled in connection with the offer. These new options vest ratably over an eighteen-month period. The Exchange Offer qualifies for fixed accounting, and thus the Company did not recognize compensation expense in connection with the grant of the replacement options pursuant to the Exchange Offer.

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

A summary of stock option transactions follows (shares in thousands):

	Shares	Weighted average exercise price of shares under plan
Balance outstanding prior to the close of the Merger	--	$ --

Recapitalization as a result of the Merger:
Alpha options assumed	8,277	18.97
Conexant options assumed	23,188	20.80

Balance outstanding at June 25, 2002	31,465	$ 20.32

Granted	998	4.69
Exercised	(20)	2.08
Cancelled	(1,111)	23.35

Balance outstanding at September 30, 2002	31,332	$ 19.73

Granted	6,372	5.06
Exercised	(496)	6.37
Accepted for exchange	(5,328)	23.38
Cancelled	(6,117)	20.21

Balance outstanding at September 30, 2003	25,763	$ 15.44

Granted	7,351	9.16
Granted for options accepted for exchange	3,377	9.60
Exercised	(685)	5.05
Cancelled	(4,043)	15.61

Balance outstanding at September 30, 2004	31,763	$ 13.63

Options exercisable at the end of each fiscal year (shares in thousands):

	Shares	Weighted average exercise price
2004	17,671	$ 17.59
2003	15,141	$ 19.03
2002	16,080	$ 19.86

following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2004 (shares in thousands):

Range of exercise prices			Number outstanding	Weighted average remaining contractual life (years)	Weighted average outstanding option price	Options exercisable	Weighted average exercise price
$ 0	.00-	$9.99	16,375	8.5	$ 7.59	3,625	$ 6.74
$ 10	.00-	$19.99	8,262	4.6	$ 15.61	7,311	$ 15.99
$ 20	.00-	$29.99	5,880	6.0	$ 21.88	5,567	$ 21.77
$ 30	.00-	$39.99	1,007	4.1	$ 37.64	936	$ 37.91
$ 40	.00-	$59.99	177	5.1	$ 45.45	170	$ 45.39
$ 60	.00-	$170.44	62	3.7	$ 81.60	62	$ 81.63

			31,763	6.8	$ 13.63	17,671	$ 17.59

STOCK OPTION DISTRIBUTION

The following table summarizes information concerning currently outstanding options as of September 30, 2004 (shares in thousands):

	Number outstanding	% of total common stock outstanding
Stock options held by employees and directors	21,100	13.5%
Stock options held by non-employees (excluding directors)	10,663	6.8%

	31,763	20.3%

As of September 30, 2004, the Company’s ratio of options outstanding as a percentage of total common stock outstanding (“overhang”) was 20.3%. The overhang attributable to options held by non-employees (other than its non-employee directors) was 6.8% and the overhang attributable to employees and directors was 13.5%.

In connection with the Merger, as of September 30, 2004 and 2003, non-employees, excluding directors, held 10,662,628 and 14,351,737 options at a weighted average price of $20.44 and $16.76, respectively. Effective June 25, 2002, in connection with the Merger, each Conexant option holder, other than holders of options granted to employees of Conexant’s former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations, received an option to purchase an equal number of shares of common stock of the Washington subsidiary. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock. The conversion of Washington options into Skyworks’ options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the conversion was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and options period of the Skyworks’ options were the same as the original vesting terms and option period of the corresponding Washington options. As a result, there are a large number of options held by persons other than Skyworks’ employees and directors.

RESTRICTED STOCK AWARDS

The Company’s long-term incentive plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within two years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards is charged to expense over the vesting period. There were no restricted stock grants during fiscal years 2004, 2003 and 2002.

STOCK OPTION PLANS FOR DIRECTORS

The Company has three stock option plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 826,000 shares have been authorized for option grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Shareholders. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2004, 150,000 options were granted under these plans at a weighted average price of $9.44. At September 30, 2004, a total of 699,000 options, net of cancellations, at a weighted average price of $10.81 have been granted under these three plans and 306,000 shares were exercisable at a weighted average price of $12.46. During fiscal 2004, 2003 and 2002, no options were exercised under these plans. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 1996 Long-Term Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plans provide for purchases by employees of up to an aggregate of 1,880,000 shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2004, 2003 and 2002 were 616,760, 704,921 and 65,668, respectively. The Company did not recognize compensation expense under these plans in fiscal 2004, 2003 or 2002.

STOCK WARRANTS

In connection with the Merger, the Company issued to Jazz Semiconductor, Inc. (“Jazz Semiconductor”) a warrant to purchase 1,017,900 shares of Skyworks common stock at a price of $24.02 per share. This warrant became exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. Jazz Semiconductor has not exercised any portion of the warrant as of September 30, 2004. The Company applied the Black-Scholes model to determine the fair value estimate and approximately $0.8 million, $0.8 million and $0.2 million was included in amortization of intangible assets related to this item in fiscal 2004, 2003 and 2002, respectively. The warrant expires on January 20, 2005.

NOTE 10.    EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company contributes a match of 100% of the first 4% of an employee’s annual salary. For fiscal years 2004, 2003 and 2002, the Company contributed 392,744, 560,516 and 128,836 shares, respectively, of the Company’s common stock valued at $3.6 million, $4.2 million and $0.6 million, respectively, to fund the Company’s obligation under the 401(k) plan.

Conexant sponsored various benefit plans for its eligible employees, including a 401(k) retirement savings plan, a retirement medical plan and a pension plan. Expenses allocated from Conexant under these employee benefit plans for Washington/Mexicali participants prior to the Merger was $1.0 million for fiscal year 2002.

NOTE 11.    PENSIONS AND OTHER RETIREE BENEFITS

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

The components of defined benefit expense are as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	2004	2003	2004	2003
Service cost-benefits earned	$ --	$ --	$ --	$ --
Interest cost on benefit obligation	186	175	72	70
Estimated return on assets	(108)	(59)	--	--
Net amortization	30	3	53	50

Net periodic benefit cost	$ 108	$ 119	$125	$120

The funded status of the Company’s principal defined benefit and retiree medical benefit plans and the amounts recognized in the balance sheet are as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Balance at beginning of year	$ 2,894	$ 2,652	$ 1,046	$ 1,014
Benefit payments	(258)	(256)	(45)	(38)
Service and interest costs	187	175	72	70
Actuarial (gains) losses	273	323	137	--

Balance at end of year	$ 3,096	$ 2,894	$ 1,210	$ 1,046

Change in fair value of plan assets:
Balance at beginning of year	$ 1,819	$ 1,419	$ --	$ --
Actual return on plan assets	95	77	--	--
Employer contribution	471	579	--	--
Benefit payments	(258)	(256)	--	--

Balance at end of year	$ 2,127	$ 1,819	$ --	$ --

Benefit obligations in excess of plan assets	$ 969	$ 1,075	$ 1,210	$ 1,046
Unrecognized net actuarial loss	(786)	(632)	--	--

Net accrued benefit cost	$ 183	$ 443	$ 1,210	$ 1,046

The Company measures its plan assets and benefit obligations for its pension benefit plan and retiree medical benefit plan as of June 30th for each fiscal year. During fiscal 2004 and fiscal 2003, the Company allocated approximately 60% of its plan assets for the pension benefit plan and the retiree medical benefit plan to equity securities and the remaining 40% of plan assets were allocated to debt securities. The Company plans to continue utilizing this allocation of plan assets as its investment policy.

The Company expects to contribute approximately $0.3 million to the pension benefit plan in fiscal 2005. The Company’s expected benefit payments as of September 30, 2004 were $0.3 million for each fiscal year through 2009 and $1.2 million in the aggregate for fiscal 2010 through 2014.

The assumptions used in determining retirement benefit obligations are as follows:

	Pension Benefits		Retiree Medical Benefits
	2004	2003	2004		2003
Discount rate	6%	6%	6%		7%
Long-term rate of return on assets	6%	4%	N	/A	N	/A

During fiscal 2004, the health care cost trend rate assumed for next year was 11% and was expected to decline by 0.5% each year until reaching the ultimate trend rate of 5.5% in fiscal 2016. An increase in the health care cost trend rate by 1% would increase the accumulated retirement medical obligation by $0.1 million at September 30, 2004, and would not affect retirement medical expense. Consequently, a decrease in the health care cost trend rate by 1% would decrease the accumulated retirement medical obligation by $0.1 million at September 30, 2004, and would not affect retirement medical expense.

NOTE 12.    COMMITMENTS

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $9.8 million, $10.4 million and $7.1 million in fiscal 2004, 2003 and 2002, respectively. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these noncancelable leases are as follows (in thousands):

Fiscal Year
2005	$ 6,153
2006	4,944
2007	4,475
2008	4,351
2009	3,482
Thereafter	3,552

$26,957

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor through March 2005. The Company’s expected minimum purchase obligations under these supply agreements will be approximately $12.9 million in fiscal 2005. The Company currently anticipates meeting each of the annual minimum purchase obligations under these supply agreements.

In addition, the Company entered into licensing agreements for intellectual property rights and maintenance and support services during fiscal 2004. Pursuance to the terms of these agreements, the Company is committed to aggregate payments of $3.2 million and $3.0 million in fiscal 2005 and fiscal 2006, respectively.

NOTE 13.    CONTINGENCIES

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. In addition, in connection with the Merger, the Company has assumed responsibility for all then current and future litigation (including environmental and intellectual property proceedings) against Conexant or its subsidiaries in respect of the operations of Conexant’s wireless business. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Intellectual property disputes often have a risk of injunctive relief which, if imposed against the Company, could materially and adversely affect the Company’s financial condition or results of operations.

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

NOTE 14.    GUARANTEES AND INDEMNITIES

The Company does not currently have any guarantees. The Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

NOTE 15.    SPECIAL CHARGES

Special charges consists of the following (in thousands):

	Years Ended September 30,
	2004	2003	2002
Asset impairments	$13,183	$ 28,269	$113,301
Restructuring	4,183	6,224	3,020

	$17,366	$ 34,493	$116,321

Special charges consists of charges for asset impairments and restructuring activities, as follows:

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge includes approximately $1.8 million of contractual payment obligations, which the Company expects to pay within one year. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

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

In addition, during the fourth quarter of fiscal 2003, the Company recorded a $2.3 million charge for the impairment of its Haverhill, Massachusetts property currently being held for sale. In fiscal 2003, the Company relocated its operations from this facility to its Woburn, Massachusetts facility. In addition, during the fourth quarter of fiscal 2003 we recorded a $2.3 million charge for the impairment of our Haverhill, Massachusetts property. The Company actively marketed the property located in Haverhill, Massachusetts and in March 2004, the Company entered into a contractual agreement for the sale of the property, contingent upon obtaining specific regulatory approvals within the next two years.

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

RESTRUCTURING CHARGES

2004 Corporate Restructuring Plan

During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions are expected to be paid within one year.

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce Reductions	Facility Closings	Total
Charged to costs and expenses	$ 3,685	$ 498	$4,183
Cash payments	$ (3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	$ 155	$ 211	$ 366

2003 and 2002 Corporate Restructuring Plans

During fiscal 2003 and fiscal 2002, the Company recorded $6.2 million and $3.0 million, respectively, in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of September 30, 2004, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

Activity and liability balances related to the fiscal 2003 and fiscal 2002 restructuring actions are as follows (in thousands):

	2003		2002
	Workforce Reductions	Facility Closings and Other	Workforce Reductions	Facility Closings and Other	Total
Charged to costs and expenses	$ --	$ --	$ 2,923	$ 97	$ 3,020
Cash payments	--	--	(2,225)	(13)	(2,238)

Restructuring balance, September 30, 2002	$ --	$ --	698	84	782
Charged to costs and expenses	4,819	$ 1,405	--	--	$ 6,224
Cash payments	(3,510)	(1,236)	(698)	(47)	(5,491)

Restructuring balance, September 30, 2003	$ 1,309	$ 169	$ --	$ 37	$ 1,515
Charged to costs and expenses	475	--	--	--	475
Cash payments	(1,777)	(116)	--	(37)	(1,930)

Restructuring balance, September 30, 2004	$ 7	$ 53	$ --	$ --	$ 60

Pre-Merger Alpha Restructuring Plan

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During fiscal 2004 and the fiscal years ended September 30, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $0.2 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. This reduction of expenses is reflected in the special charges line of the Company’s results of operations. As of September 30, 2004, the restructuring reserve balance related to Alpha was $1.3 million and primarily relates to estimated future payments on a lease that expires in 2008.

NOTE 16.    SEGMENT INFORMATION AND CONCENTRATIONS

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

GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
United States	$ 74,105	$ 87,691	$ 32,713
Other Americas	51,537	69,559	44,048

Total Americas	125,642	157,250	76,761
China	206,364	119,385	40,844
South Korea	188,090	157,772	237,040
Other Asia-Pacific	133,696	99,432	74,771

Total Asia-Pacific	528,150	376,589	352,655
Europe, Middle East and Africa	130,231	83,950	28,353

	$784,023	$617,789	$457,769

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

The significant growth in net revenues derived from China in fiscal 2004 and fiscal 2003 when compared to the previous fiscal years reflects the Company’s market share gains across a number of domestic cellular handset suppliers in the region and primarily represents sales of complete cellular systems, DCR transceivers and front-end modules.

Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	September 30,
	2004	2003
United States	$ 81,356	$ 76,347
Mexico	61,702	45,933
Other	6,951	5,485

	$150,009	$127,765

CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. As of September 30, 2004 Motorola, Inc. represented approximately 12% and Samsung Electronics Co. and RTI International each accounted for approximately 10% of the Company’s gross accounts receivable. Samsung Electronics, Co. accounted for 18% of the Company’s gross accounts receivable balance at September 30, 2003.

The following customers accounted for 10% or more of net revenues:

	Years Ended September 30,
	2004	2003	2002
Motorola, Inc.	14%	11%	11%
Samsung Electronics Co.	12%	15%	35%

The foregoing percentages are based on sales representing Washington/Mexicali sales for fiscal 2002 up to the time of the Merger, and sales of the combined company for the post-Merger period from June 26, 2002 through the end of fiscal 2002 and for fiscal 2003 and fiscal 2004.

NOTE 17.    QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (3)	Year (3)
Fiscal 2004
Net revenues	$ 175,108	$ 183,471	$ 207,377	$ 218,067	$ 784,023
Gross profit	69,568	72,204	83,784	87,660	313,216
Net income (loss)	4,172	(9,421)	13,030	14,631	22,412
Per share data (2)
Net income (loss), basic	0.03	(0.06)	0.09	0.09	0.15
Net income (loss), diluted	0.03	(0.06)	0.08	0.09	0.15

Fiscal 2003
Net revenues	$ 160,194	$ 157,364	$ 150,199	$ 150,032	$ 617,789
Gross profit	67,320	65,968	58,444	55,117	246,849
Income (loss) before cumulative effect of
change in accounting principle	791	(5,955)	(6,186)	(42,927)	(54,277)
Cumulative effect of change in accounting principle, net of tax	(397,139)	--	--	--	(397,139)
Net loss	(396,348)	(5,955)	(6,186)	(42,927)	(451,416)
Per share data (2)
Income (loss) before cumulative effect of change in accounting principle, basic and diluted	0.01	(0.04)	(0.04)	(0.30)	(0.39)
Cumulative effect of change in accounting principle, net of tax, basic and diluted	(2.88)	--	--	--	(2.85)
Net loss, basic and diluted	(2.87)	(0.04)	(0.04)	(0.30)	(3.24)

(1)

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002 and recorded a charge for the cumulative effect of a change in accounting principle of $397.1 million, which is reflected in the above table as of the beginning of fiscal 2003.

(2)

Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(3)

During the fourth quarter of fiscal 2004, the Company reduced the carrying value of its deferred tax assets by $3.5 million. This charge primarily originated from foreign exchange translation errors after establishing the $23.1 million tax benefit recorded in fiscal 2002 for the impairment of the Company’s assembly and test machinery and equipment in Mexicali, Mexico immediately following completion of the Merger. The cumulative effect of these errors is being reported in the provision for income taxes line of the statement of operations in the fourth quarter of fiscal 2004, as it did not have a material impact in prior periods. The aggregate $3.5 million charge and the effect on earnings per share, if any, are listed in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Fiscal 2004
Reduction to Mexicali deferred tax asset	$(280)	$ (62)	$(742)	$ (72)	$(1,156)
Effect on diluted earnings per share, if any	--	--	--	--	(0.01)
Fiscal 2003
Reduction to Mexicali deferred tax asset	$ 62	$(1,153)	$ 453	$(1,414)	$(2,052)
Effect on diluted earnings per share, if any	--	(0.01)	--	(0.01)	(0.01)
Fiscal 2002
Reduction to Mexicali deferred tax asset	$ --	$ --	$ --	$ (256)	$ (256)
Effect on diluted earnings per share, if any	--	--	--	--	--

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

There were no changes made in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth for each director of the Company and the current executive officers of the Company, their ages and present positions with the Company:

Name	Age	Title
Dwight W. Decker	54	Chairman of the Board
David J. Aldrich	47	President, Chief Executive Officer and Director
Allan M. Kline	59	Vice President and Chief Financial Officer
Kevin D. Barber	44	Senior Vice President, RF Solutions
Liam K. Griffin	38	Vice President, Sales and Marketing
George M. LeVan	59	Vice President, Human Resources
Mark V.B. Tremallo	48	Vice President, General Counsel and Secretary
Gregory L. Waters	44	Vice President and General Manager, Cellular Systems
Donald R. Beall	66	Director
Kevin L. Beebe	45	Director
Moiz M. Beguwala	58	Director
Timothy R. Furey	46	Director
Balakrishnan S. Iyer	48	Director
Thomas C. Leonard	70	Director
David J. McLachlan	66	Director

         Dwight W. Decker, age 54, has been Chairman of the Board since June 2002. Dr. Decker has also served as Chairman of the Board of Conexant Systems, Inc. (a broadband communication semiconductor company) since December 1998 and has served as a director since 1996. Since November 2004, Dr. Decker has served as Conexant's Chief Executive Officer, a position he previously held from December 1998 until March 2004. He served as Senior Vice President of Rockwell International Corporation (now, Rockwell Automation, Inc.) (electronic controls and communications) and President, Rockwell Semiconductor Systems (now Conexant) from July 1998 to December 1998; Senior Vice President of Rockwell; and President, Rockwell Semiconductor Systems and Electronic Commerce prior thereto. Dr. Decker is also a director of Mindspeed Technologies, Inc. (networking infrastructure semiconductors), Pacific Mutual Holding Company (life insurance) and Jazz Semiconductor, Inc. (semiconductor wafer foundry). He is also a director or member of numerous professional and civic organizations.

         David J. Aldrich, age 47, has served as Chief Executive Officer, President and Director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined us in 1995 as our Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc., a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions, including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division.

         Allan M. Kline, age 59, has been Vice President and Chief Financial Officer since January 2004. Previously, he was Chief Financial Officer of Fibermark, Inc., a producer of specialty fiber based materials in 2003, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 15, 2004. Prior to this, Mr. Kline served as Chief Financial Officer for Acterna Corporation, a global communications test and management company from 1996 to 2002, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 6, 2003. He has also served as Chief Financial Officer for CrossComm Corp., a provider of internetworking systems from 1995 to 1996 and for Cabot Safety Corporation, a subsidiary of Cabot Corporation, a basic materials manufacturer from 1990 to 1994. Mr. Kline was also a Vice President at O'Connor, Wright Wyman, Inc., an M&A advisory firm from 2002 to 2003, and served on the Board of Directors of Acterna and CrossComm as well as the Massachusetts Telecommunications Council. He began his career at Arthur Young & Co. in 1969, where he was a partner for six years.

         Kevin D. Barber, age 44, has served as Senior Vice President and General Manager of RF Solutions since September 2003. Mr. Barber served as Senior Vice President, Operations from June 2002 to September 2003; Senior Vice President, Operations of Conexant Systems, Inc. (broadband communication semiconductors) from February 2001 to June 2002; Vice President, Internal Manufacturing from August 2000 to February 2001; Vice President, Device Manufacturing from March 1999 to August 2000; Vice President, Strategic Sourcing from November 1998 to March 1999; and Director, Material Sourcing of Rockwell Semiconductor Systems (now Conexant) from May 1997 to November 1998. Prior to this, Mr. Barber held various engineering and operational roles at Rockwell Semiconductor Systems since April 1984.

         Liam K. Griffin, age 38, has served as Vice President, Sales and Marketing since August 2001. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems.

         George M. LeVan, age 59, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed our human resource department since joining us in 1982. Prior to 1982, he held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.

         Mark V.B. Tremallo, age 48, joined the Company in April 2004 as Vice President, General Counsel and Secretary, and is responsible for all legal matters company wide. Most recently, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies, an $800 million technical workforce solutions provider. Prior to TAC, he was Vice President and General Counsel at Acterna Corp., a global communications test equipment and solutions provider which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 6, 2003. Earlier, Mr. Tremallo served as General Counsel and Secretary at Cabot Safety Corporation.

         Gregory L. Waters, age 44, joined the Company in April 2003 and is Vice President and General Manager of the company's Cellular Systems business. Most recently, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and previously held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to his Agere experience, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales.

         Donald R. Beall, age 66, has been a director since June 2002. He retired from Rockwell International Corporation in 1998, after serving as Chairman, Chief Executive Officer or President for nearly 20 years. Mr. Beall is Chairman of the Executive Committee, and advisor to and a director of Rockwell Collins, Inc. (avionics and communications). Mr. Beall is also a director of Conexant Systems, Inc., Mindspeed Technologies, Inc., Jazz Semiconductor, Inc. and CT Realty. He is a former director of The Procter & Gamble Company, Amoco Corporation, ArvinMeritor, Inc., Rockwell International Corporation and The Times Mirror Company. He is a trustee of California Institute of Technology, a member of various University of California, Irvine supporting organizations, and an overseer of the Hoover Institute at Stanford University. He is an investor, director, and/or advisor with several venture capital groups, private companies and investment partnerships.

         Kevin L. Beebe, age 45, has been a director since January 2004. He has been Group President of Operations at ALLTEL Corporation, a telecommunications services company, since 1998. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360(0)Corporation, a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager.

         Moiz M. Beguwala, age 58, has been a director since June 2002. He is an executive employee of Conexant Systems, Inc., and served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant's spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of SIRF Technology.

         Timothy R. Furey, age 46, has been a director since 1998. He has been Chief Executive Officer of MarketBridge, a privately-owned sales and marketing strategy and technology professional services firm, since 1991. His company's clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.

         Balakrishnan S. Iyer, age 48, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from December 1998 to June 2003, and has been a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Conexant, Invitrogen Corporation, Power Integrations and QLogic Corporation.

         Thomas C. Leonard, age 70, has been a director since August 1996. From April 2000 until June 2002 he served as Chairman of the Board. From September 1999 to April 2000, he served as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined us in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over thirty years' experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.

         David J. McLachlan, age 66, has been a director since 2000. He also was the Executive Vice President and Chief Financial Officer of Genzyme Corporation, a biotechnology company, from 1989 to 1999. Mr. McLachlan also served as a senior adviser to Genzyme's Chairman and Chief Executive Officer from 1999 to 2004. Prior to joining Genzyme, Mr. McLachlan served as Vice President, Finance of Adams-Russell Company, an electronic component supplier and cable television franchise owner. Mr. McLachlan also serves on the Boards of Directors of Dyax Corporation, a biotechnology company, and HearUSA, Ltd., a hearing care services company.

As part of the terms of the Merger of the wireless communications divisions of Conexant Systems, Inc. with and into the Company, four designees of Conexant - Donald R. Beall, Moiz M. Beguwala, Dwight W. Decker and Balakrishnan S. Iyer - were appointed to our Board of Directors. Each of the four Conexant designees to the Board continues to have a business relationship with Conexant. Mr. Decker currently serves as the chief executive officer, as well as the chairman of the board, of Conexant. Mr. Iyer currently serves as a non-employee director of Conexant. Mr. Beguwala is a current employee, as well as a former executive officer, of Conexant. Mr. Beall is a non-employee director of Conexant.

         Audit Committee-- The Company has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act comprised of the following individuals, each of which is independent within the meaning of applicable listing standards of The Nasdaq Stock Market: David J. McLachlan (Chairman), Kevin L. Beebe, and Timothy R. Furey.

         Audit Committee Financial Expert-- The Board of Directors has determined that David J. McLachlan, Chairman of the Audit Committee, is an "audit committee financial expert" and "independent" as defined under applicable SEC and Nasdaq rules. The board's affirmative determination was based, among other things, upon his extensive experience as chief financial officer of Genzyme Corporation.

         Code of Business Conduct and Ethics-- The Company has adopted its "Code of Business Conduct and Ethics," a code of ethics that applies to all employees, including its executive officers. A copy of the Code of Business Conduct and Ethics is posted on the Company's Internet site at http://www.skyworksinc.com. Additionally, the Company has adopted its "Code of Ethics for Principal Financial Officers," which is applicable to the Company's Principal Financial Officers and is also available on our Internet site. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the codes that requires disclosure under applicable rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers to file reports of holdings and transactions of securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and other information provided to us, with respect our fiscal year ended October 1, 2004, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers with respect to our fiscal year ended October 1, 2004, were timely made.

ITEM 11.    EXECUTIVE COMPENSATION

The following table presents information about total compensation during the last three completed fiscal years for the Chief Executive Officer and the four next most highly compensated persons serving as executive officers during the year (the "Named Executives").

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year (1)	Salary	Bonus		Restricted Stock Awards (#)	Securities Underlying Option	All Other Compensation (2)
David J. Aldrich	2004	$527,539	$1,060,000		--	500,000	$12,608
President and	2003	$480,000	$ --		--	--	$9,548
Chief Executive Officer	2002-S	$174,462	$ --		--	475,000	$ --
	2002	$351,154	$ --		--	160,000	$8,922

Kevin D. Barber (3)	2004	$329,646	$397,000		--	210,000	$13,397
Senior Vice President,	2003	$307,615	$ --		--	--	$6,890
RF Solutions	2002	$253,846	$ --		--	107,365	$7,685

Liam K. Griffin	2004	$278,769	$336,000		--	110,000	$8,298
Vice President,	2003	$259,423	$115,000	(4)	--	--	$7,315
Sales and Marketing	2002-S	$115,885	$ --		--	100,000	$ --
	2002	$130,039	$25,000	(4)	--	100,000	$1,062

Allan M. Kline (5)	2004	$237,500	$390,000		--	280,000	$6,413
Chief Financial Officer	2003	$ --	$ --		--	--	$ --
	2002	$ --	$ --		--	--	$ --

Gregory L. Waters (6)	2004	$295,385	$360,000	(6)	--	100,000	$22,039	(6)
Vice President and General	2003	$117,288	$60,000		--	225,000	$4,165
Manager, Cellular Systems	2002	$ --	$ --		--	--	$ --

(1)	References to 2002-S refer to the period beginning March 29, 2002, and ending September 27, 2002. References to the Company’s 2002 fiscal year refer to the fiscal year of Alpha Industries, Inc. and ended March 31, 2002. In connection with the merger of the wireless communications business of Conexant Systems, Inc. (the “Washington Business”) with Alpha Industries, Inc. on June 25, 2002 (the “Merger”), the Company changed its fiscal year-end from the Sunday closest to March 31 to the Friday closest to September 30.

(2)	“All Other Compensation” includes service and short-term profit-sharing awards, the Company’s contributions to the executive officer’s 401(k) plan account (including contributions for the fourth quarter of each fiscal year, which were included in the year of accrual but not distributed until the subsequent fiscal year), and the cost of term life insurance premiums.

(3)	Mr. Barber joined the Company as an executive officer in connection with the Merger on June 25, 2002. Prior to June 25, 2002, Mr. Barber was an executive officer of Washington/Mexicali. The reference to “Washington/Mexicali” refers to the Washington Business and Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico and certain related operations, which Skyworks acquired from Conexant immediately following the Merger.

(4)	As incentives for joining the Company in August 2001, Mr. Griffin received a sign-on bonus of $25,000 and was guaranteed a one-time bonus of $115,000.

(5)	Mr. Kline joined the Company as an executive officer on January 5, 2004.

(6)	Mr. Waters joined the Company on April 17, 2003, and was appointed an executive officer on February 6, 2004. As an incentive for joining the Company, Mr. Waters received a sign on bonus of $60,000. Mr. Waters also received $9,591 in relocation reimbursements, which is included in "All Other Compensation".

The following tables provide information about stock options granted to and exercised by each of the Named Executives in fiscal year 2004, if any, and the value of options held by each at October 1, 2004.

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($ / Share)	Expiration Date	5%	10%
David J. Aldrich	500,000	4.7	$ 9.18	1/07/2014	$2,886,626	$7,315,278
Kevin D. Barber	100,000	0.9	$ 8.32	11/14/2013	$ 523,177	$1,325,834
	110,000	1.0	$ 9.18	1/07/2014	635,058	1,609,361
Liam K. Griffin	110,000	1.0	$ 9.18	1/07/2014	$ 635,058	$1,609,361
Allan M. Kline	280,000	2.6	$ 9.00	1/02/2014	$1,584,814	$4,016,231
Gregory L. Waters	100,000	0.9	$ 9.18	1/07/2014	$ 577,325	$1,463,055

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND
FISCAL YEAR END OPTION VALUES

			Number of Securities Underlying Unexercised Options at October 1, 2004 (#)		Value of Unexercised In-The-Money Options at October 1, 2004 ($)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Aldrich	--	$ --	692,750	796,250	$1,319,886	$1,155,000
Kevin D. Barber	--	$ --	133,814	247,500	$ 187,500	$ 443,700
Liam K. Griffin	--	$ --	125,000	185,000	$ 125,000	$ 214,100
Allan M. Kline	--	$ --	--	280,000	$ --	$ 277,200
Gregory L. Waters	--	$ --	56,250	268,750	$ 262,688	$ 869,063

The values of unexercised options in the foregoing table are based on the difference between the $9.99 closing price of Skyworks' common stock on October 1, 2004, the end of the 2004 fiscal year, on the Nasdaq National Market, and the respective option exercise price.

LONG-TERM INCENTIVE AWARDS

There were no long-term incentive awards granted to any of the Named Executives in fiscal 2004.

EXECUTIVE COMPENSATION

Our executives are eligible for awards of nonqualified stock options, incentive stock options and restricted stock awards under our applicable stock option plans. These stock option plans are administered by the Compensation Committee of the Board of Directors. Generally, the exercise price at which an executive may purchase Skyworks' common stock pursuant to a stock option is the fair market value of Skyworks' common stock on the date of grant. Stock options are granted subject to restrictions on vesting, with equal portions of the total grant generally vesting over a period of four years. Our stock options are subject to forfeiture (after certain grace periods) upon termination of employment, retirement, disability or death. Restricted stock awards involve the issuance of shares of common stock that may not be transferred or otherwise encumbered, subject to certain exceptions, for varying amounts of time, and which will be forfeited, in whole or in part, if the executive terminates his or her employment with Skyworks.

The Named Executives were also eligible to receive target incentive compensation under which a percentage of each executive's total cash compensation is tied to the accomplishment of specific financial objectives during fiscal year 2004. The Company did achieve the annual performance targets set by the Board of Directors, and the incentive bonuses were paid to the Named Executives with respect to fiscal year 2004 and are reflected in the "Summary Compensation Table". Certain Named Executives also may participate in the Company's Executive Compensation Plan (the "Executive Compensation Plan"), an unfunded, non-qualified deferred compensation plan, under which participants may defer a portion of their compensation. Deferred amounts are held in a trust. Participants defer recognizing taxable income on the amount held for their benefit until the amounts are paid. The Company, in its sole discretion, may make additional contributions to the accounts of participants. Participants normally receive the deferred amounts upon retirement.

COMPENSATION OF DIRECTORS

Directors who are not employees of Skyworks are paid a quarterly retainer of $7,500 plus an additional $1,000 for each Board of Directors meeting attended in person or $500 for each Board of Directors meeting attended by telephone. Effective for the first quarter of fiscal 2005, the Chairman of the Board of Directors will be paid a quarterly retainer of $11,250. Directors who serve as chairman of a committee of the Board of Directors receive an additional quarterly retainer of $625, and those who serve on a committee but are not chairman receive an additional quarterly retainer of $312.50. Effective for the first quarter of fiscal 2005, the Chairman of the Audit Committee will be paid an additional quarterly retainer of $2,250 and the Chairman of the Compensation Committee will be paid an additional quarterly retainer of $1,500. In addition, effective for the first quarter of fiscal 2005, directors who serve on the Audit Committee but are not Chairman will be paid an additional quarterly retainer of $750 and directors who serve on the Compensation Committee but are not Chairman will be paid an additional quarterly retainer of $500. Each new non-employee director receives an option to purchase 45,000 shares of common stock immediately following the earlier of Skyworks' annual meeting of stockholders at which the director is first elected by the stockholders or following his initial appointment by the Board of Directors. Additionally, following each annual meeting of stockholders each director who is continuing in office or re-elected receives an option to purchase 15,000 shares of common stock. The exercise price of stock options granted to directors is equal to the fair market value of the common stock on the date of grant. During fiscal year 2001 and prior years, option grants to directors were made from the 1994 and 1997 Non-Qualified Stock Option Plans for Non-Employee Directors. Stock option grants to directors for fiscal years 2002, 2003 and 2004 were made under the 2001 Directors' Stock Option Plan.

In connection with the Merger of the wireless business of Conexant with Skyworks, Conexant option holders received options to purchase shares of Skyworks common stock pursuant to the Washington Sub, Inc. 2002 Stock Option Plan (the "Washington Sub Plan") with the same vesting provisions and terms as the original Conexant options from which they were derived. Following the Merger, Conexant extended the expiration date of certain Conexant options granted to Mr. Donald Beall, one of our directors and also a director of Conexant, until ten years after the original date of grant of the Conexant options. We were informed by Conexant that the failure to extend these Conexant options prior to the Merger resulted from an administrative error. In November 2002, our Board of Directors, acting upon a request from Conexant to make a corresponding adjustment to Mr. Beall's derivative Skyworks options to assist it in correcting this prior administrative error, extended the expiration dates of an aggregate of 310,268 derivative options to purchase Skyworks common stock held by Mr. Beall under the Washington Sub Plan. Mr. Beall's options were extended so that, instead of expiring on June 30, 2003, such options would continue to be exercisable until the tenth anniversary of their original grant on dates ranging from December 2004 to December 2006. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the extension of Mr. Beall's options as noted above did not affect the Company's financial statements because the exercise price for such options was higher than the market price of the Company's stock at the modification date. Therefore, the intrinsic value of the stock options was zero at the date of the modification, and no additional compensation cost resulted. In addition, fixed stock option accounting continues to apply to Mr. Beall's stock options because neither the number of stock options nor the exercise price of the stock options was changed as a result of the modification. None of the Company's stock option plans was affected by the aforementioned modification.

In connection with his appointment to the Board of Directors, Mr. Beebe was granted an option to purchase 45,000 shares of common stock on January 27, 2004, at an exercise price equal to the fair market value of the common stock on the date of grant under our Directors' 2001 Stock Option Plan.

In connection with their continued service on the Board of Directors, each of Messrs. Beall, Beebe, Beguwala, Decker, Furey, Iyer, Leonard and McLachlan were granted an option to purchase 15,000 shares of common stock on March 30, 2004, at an exercise price equal to the fair market value of the common stock on the date of grant.

SEVERANCE AGREEMENTS

The Company currently has severance agreements with Messrs. Aldrich, Barber, Kline and Waters under which each is entitled to receive certain benefits in the event that his employment is terminated following a change in control of the Company, or, with the exception of Messrs. Kline and Waters, if their employment is terminated by the Company without cause. In the case of Mr. Aldrich, he may receive salary and bonus payments and certain benefits for up to two years. In the case of Mr. Barber, he may receive salary and certain benefits for up to eighteen (18) months. In the case of Messrs. Kline and Waters, each may receive salary and certain benefits for up to one year. Furthermore, with respect to Mr. Aldrich, all of his stock options will vest immediately upon such termination. Mr. Aldrich's severance agreement provides that he is also entitled to various benefits in the event he voluntarily terminates his employment for certain reasons. Whereas the severance provisions for Mr. Aldrich are indefinite, these provisions for Messrs. Barber, Kline and Waters expire over the next year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors comprises Messrs. Beebe, Furey and McLachlan. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company. No "compensation committee interlocks" existed during fiscal year 2004.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Company's knowledge, the following table sets forth the beneficial ownership of the Company's common stock as of November 26, 2004, by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company's common stock as of November 26, 2004; (ii) the Named Executives (as defined herein under the heading "Compensation of Executive Officers"); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC"). As of November 26, 2004, there were 156,259,428 shares of Skyworks common stock issued and outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that will be subject to stock options held by that person that are currently exercisable or that will become exercisable within 60 days of November 26, 2004, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners (1)	Number of Shares Beneficially Owned (2)		Percent of Class
David J. Aldrich	894,036	(3)	(*)
Kevin D. Barber	191,066	(3)(4)	(*)
Donald R. Beall	506,606	(4)(5)	(*)
Kevin L. Beebe	--		(*)
Moiz M. Beguwala	370,789	(4)	(*)
Dwight W. Decker	1,484,014	(4)	(*)
Timothy R. Furey	127,500		(*)
Liam K. Griffin	166,205	(3)	(*)
Balakrishnan Iyer	403,033	(4)	(*)
Allan M. Kline	75,242	(6)	(*)
Thomas C. Leonard	100,236	(3)	(*)
David J. McLachlan	85,100		(*)
Gregory L. Waters	95,097	(3)	(*)
Directors and executive officers as a group (15 persons)	4,647,617	(3)(4)(5)	2.98%
5% Holders Not Listed Above	11,801,619	(7)	7.55%

*       Less than 1%

(1)	Each person’s address is the address of the Company. Unless otherwise noted, stockholders have sole voting and investment power with respect to shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)	Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within 60 days of November 26, 2004 (the “Current Options”), as follows: Aldrich – 836,500 shares under Current Options; Barber – 186,314 shares under Current Options; Beall – 282,500 shares under Current Options; Beguwala – 358,760 shares under Current Options; Decker – 1,432,710 shares under Current Options; Furey – 127,500 shares under Current Options; Griffin – 152,500 shares under Current Options; Iyer – 396,955 shares under Current Options; Kline – 70,000 shares under Current Options; Leonard – 52,500 shares under Current Options; McLachlan – 82,500 shares under Current Options; Waters – 81,250 shares under Current Options; directors and executive officers as a group (15 persons) – 4,190,706 shares under Current Options.

(3)	Includes shares held in the Company’s 401(k) savings plan.

(4)	Includes shares held in savings plan(s) of Conexant Systems, Inc., and/or Rockwell Automation, Inc., resulting from the distribution of Skyworks’ shares for shares of Conexant Systems, Inc. held in those plans in connection with the merger of the wireless communications business of Conexant Systems, Inc. with Skyworks on June 25, 2002.

(5)	Excludes 106,828 shares of Company common stock held in trust for the benefit of third parties, all of which Mr. Beall disclaims beneficial ownership.

(6)	Excludes 250 shares of Company common stock held in trust for the benefit of third parties, all of which Mr. Kline disclaims beneficial ownership.

(7)	Consists of 10,116,370 shares beneficially owned by Putnam Investment Management, LLC and 1,685,249 shares beneficially owned by The Putnam Advisory Company, LLC, each of which is a registered investment advisor wholly-owned by Putnam, LLC d/b/a Putnam Investments. Putnam, LLC is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. With respect to the information relating to Putnam Investments, the Company has relied on information supplied by such entities on a Schedule 13G filed with the SEC on February 13, 2004.

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains nine equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors: — the 1986 Long-Term Incentive Plan; — the 1994 Non-Qualified Stock Option Plan; — the 1996 Long-Term Incentive Plan; — the Directors’ 1997 Non-Qualified Stock Option Plan; — the 1999 Employee Long-Term Incentive Plan; — the Directors’ 2001 Stock Option Plan; — the Non-Qualified Employee Stock Purchase Plan; — the 2002 Employee Stock Purchase Plan; and — the Washington Sub, Inc. 2002 Stock Option Plan.

Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.

The following table presents information about these plans as of September 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation
plans approved by
security holders	8,942,745		$ 15.65	726,705	(1)
Equity compensation
plans not approved by
security holders	22,819,791		$ 12.84	4,911,065	(2)

Total	31,762,536	(3)	$ 13.63	5,637,770

(1)	No further grants will be made under the 1986 Long-Term Incentive Plan, the 1994 Non-Qualified Stock Option Plan and the Directors’ 1997 Non-Qualified Stock Option Plan.

(2)	No further grants may be made under the Washington Sub Inc. 2002 Stock Option Plan. (3) Includes 10,662,628 options held by non-employees (excluding directors).

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

WASHINGTON SUB, INC. 2002 STOCK OPTION PLAN

The Washington Sub, Inc. 2002 Stock Option Plan (the “Washington Sub Plan”) became effective on June 25, 2002, in connection with the Merger. At the time of the spin-off of Conexant’s wireless business, outstanding Conexant options granted pursuant to certain Conexant stock incentive plans were converted so that following the spin-off and Merger each holder of those certain Conexant options held (i) options to purchase shares of Conexant common stock and (ii) options to purchase shares of Skyworks common stock. The purpose of the Washington Sub Plan is to provide a means for the Company to perform its obligations with respect to these converted stock options. The only participants in the Washington Sub Plan are those persons who, at the time of the Merger, held outstanding options granted pursuant to certain Conexant stock option plans. No further options to purchase shares of Skyworks common stock will be granted under the Washington Sub Plan. The Washington Sub Plan contains a number of sub-plans, which contain terms and conditions that are applicable to certain portions of the options subject to the Washington Sub Plan, depending upon the Conexant stock option plan from which the Skyworks options granted under the Washington Sub Plan were derived. The outstanding options under the Washington Sub Plan generally have the same terms and conditions as the original Conexant options from which they are derived. Most of the sub-plans of the Washington Sub Plan contain provisions related to the effect of a participant’s termination of employment with the Company, if any, and/or with Conexant on options granted pursuant to such sub-plan. Several of the sub-plans under the Washington Sub Plan contain specific provisions related to a change in control of the Company.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2004 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2004.

Fee Category	Fiscal Year 2004	% of Total	Fiscal Year 2003	% of Total
Audit Fees	$501,000	85%	$ 426,000	42%
Audit-Related Fees	$ 21,220	4%	$ 221,600	22%
Tax Fees	$ 65,000	11%	$ 160,100	16%
All Other Fees	$ 1,350	0%	$ 202,300	20%

Total Fees	$588,570	100%	$1,010,000	100%

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent auditor, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided by KPMG LLP during fiscal 2004 and fiscal 2003. All other fees for fiscal 2003 included approximately $0.2 million of fees for Sarbanes-Oxley documentation services.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     1. Index to Financial Statements

        The financial statements filed as part of this report are listed on the index appearing on page 38

        2. Index to Financial Statement Schedules

        The following financial statement schedule is filed as part of this report (page reference is to this report):

        Schedule II Valuation and Qualifying Accounts ................................................Page 83

        All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.

        3. Exhibits

        The exhibit list in the Exhibit Index is incorporate herein by reference as the list of exhibits required as part of this report.

(b) Exhibits

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

Date: December 13, 2004

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2004.

Signature and Title                                                                     Signature and Title

/s/ DWIGHT W. DECKER	/s/ DONALD R. BEALL
Dwight W. Decker	Donald R. Beall
Chairman of the Board	Director

/s/ DAVID J. ALDRICH	/s/ KEVIN L. BEEBE
David J. Aldrich	Kevin L. Beebe
Chief Executive Officer	Director
President and Director

/s/ ALLAN M. KLINE	/s/ MOIZ M. BEGUWALA
Allan M. Kline	Moiz M. Beguwala
Chief Financial Officer	Director

/s/ TIMOTHY R. FUREY
Timothy R. Furey
Director

/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

/s/ THOMAS C. LEONARD
Thomas C. Leonard
Director

/s/ DAVID J. MCLACHLAN
David J. McLachlan
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Other (1)	Ending Balance
Year Ended September 30, 2002
Allowance for doubtful accounts	$ 3,206	$ (512)	$ (575)	$ (795)	$ 1,324
Reserve for sales returns	$ 4,589	$ 7,616	$(7,199)	$ 3,510	$ 8,516
Allowance for excess and obsolete inventories	$ 11,285	$ 6,225	$(3,092)	$ 6,100	$20,618
Year Ended September 30, 2003
Allowance for doubtful accounts	$ 1,324	$ 1,156	$ (501)	$ --	$ 1,979
Reserve for sales returns	$ 8,516	$ 3,624	$(7,131)	$ --	$ 5,009
Allowance for excess and obsolete inventories	$20,618	$ 9,577	$(4,890)	$ --	$25,305
Year Ended September 30, 2004
Allowance for doubtful accounts	$ 1,979	$ 377	$ (369)	$ --	$ 1,987
Reserve for sales returns	$ 5,009	$ 9,200	$(9,300)	$ --	$ 4,909
Allowance for excess and obsolete inventories	$25,305	$ 535	$(12,105)	$ --	$13,735

(1)

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.A	Agreement and Plan of Reorganization,dated as of December 16, 2001, as amended as of April 12, 2002, by and among the Company, Washington Sub, Inc.and Conexant Systems, Inc	S-4	333-83768	2.1	5/10/2002
2.B	Contribution and Distribution Agreement, dated as of December 16, 2001, as amended as of June 25, 2002, by and between Washington Sub, Inc. the Company and Conexant Systems, Inc.	8-K	001-5560	2.2	6/28/2002
2.C	Mexican Stock Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.3	6/28/2002
2.D	Amended and Restated Mexican Asset Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.4	6/28/2002
2.E	U.S. Asset Purchase Agreement, dated as of December 16, 2001 by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.5	6/28/2002
3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002
3.B	Second Amended and Restated By-laws	10-K	001-5560	10.2	12/23/2002
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.B	Form of 4.75% Convertible Subordinated Note of the Company	10-K	001-5560	4.D	12/23/2002
4.C	Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, National Association (as Trustee	10-K	001-5560	4.E	12/23/2002
4.D	First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions, Inc. and Wachovia Bank, National Association (as Trustee)	S-3	001-5560	4.03	1/16/2003
10.A*	Skyworks Solutions, Inc., 1986 Long-Term Incentive Plan as amended	10-Q	001-5560	10.A	10/2/1994
10.B*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	6/30/1995
10.C*	Severance Agreement, dated April 1, 2001, between the Company and David J Aldrich	10-Q	001-5560	10.C	8/13/2001
10.D*	Severance and Change in Control Agreement between the Company and Kevin D. Barber	10-Q	001-5560	10.A	2/17/2004
10.E*	Change in Control Agreement between the Company and Allan M. Kline	10-Q	001-5560	10.D	2/17/2004
10.F*	Change in Control Agreement between the Company and Mark V.B. Tremallo					X
10.G*	Change in Control Agreement between the Company and Gregory L. Waters					X
10.H*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-Q	001-5560	10.R	10/2/1994
10.I*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions,Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.P	6/30/1995
10.J*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.R	6/25/1998
10.K*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.M	6/29/2001
10.L*	Skyworks Solutions, Inc. Directors' 2001 Stock Option Plan	10-Q	001-5560	10.N	11/14/2001
10.M*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002
10.N*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002
10.O*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-K	001-5560	10.N	12/23/2002
10.P	Form of Shareholders Agreement, dated as of December 16, 2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc.	S-4	333-83768	10	5/3/2002
10.Q	Warrant, dated as of June 25, 2002,issued to Jazz Semiconductor, Inc.	S-3	333-99015	99	8/30/2002
10.R	Newport Beach Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	10-K	001-5560	10.Q	12/23/2002
10.S	Mexicali Device Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +	10-K	001-5560	10.V	12/23/2002
10.T	Newbury Park Wafer Supply and Services Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc. +	10-K	001-5560	10.W	12/23/2002
10.U	Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers)	10-K	001-5560	10.AA	12/23/2002
10.V	2002 Skyworks Solutions, Inc. Employee Stock Purchase Plan	10-K	001-5560	10.CC	12/23/2002
10.W	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, National Association	10-Q	001-5560	10.A	8/11/2003
10.X	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003
10.Y	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003
10.Z	Terms Agreement, dated as of September 9, 2003, by and among the Company and Credit Suisse First Boston	8-K	001-5560	1.1	9/10/2003
10.AA	Form of Notice of Grant of Stock Option for the Company's 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004
10.BB	Fiscal 2005 Executive Incentive Compensation Plan					X
11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]					X
12	Computation of Ratios					X
21	Subsidiaries of the Registrant					X
23	Consent of KPMG LLP					X
24	Power of Attorney [see signature page hereto]					X
31.A	Certification of CEO - Rule 13A-14(A) or 15D-14(A)					X
31.B	Certification of CFO - Rule 13A-14(A) or 15D-14(A)					X
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Indicates a management contract or compensatory plan or arrangement.
+ Confidential treatment granted for certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission