Form 10-Q
period 2004-12-31
SKYWORKS SOLUTIONS INC
filed 2005-02-07
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2005
Common Stock, par value $.25 per share	156,889,331

The Exhibit Index is located on page 35

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

ASSETS	December 31, 2004	September 30, 2004
Current assets:
Cash and cash equivalents	$ 202,203	$ 203,539
Short-term investments	7,479	5,000
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of
$2,551 and $1,987, respectively	170,860	157,772
Inventories	79,274	79,572
Other current assets	10,875	11,968

Total current assets	476,704	463,864
Property, plant and equipment, less accumulated depreciation and amortization of
$270,635 and $261,260, respectively	144,131	143,534
Property held for sale	6,485	6,475
Goodwill	500,313	504,493
Intangible assets, less accumulated amortization of $7,293 and $6,746, respectively	19,348	19,895
Deferred tax assets	17,420	19,372
Other assets	10,950	11,173

Total assets	$ 1,175,351	$ 1,168,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 50,000	$ 50,000
Accounts payable	74,510	73,405
Accrued compensation and benefits	27,340	36,630
Other current liabilities	16,175	21,216

Total current liabilities	168,025	181,251
Long-term debt	230,000	230,000
Other long-term liabilities	6,461	5,932

Total liabilities	404,486	417,183

Stockholders' equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	--	--
Common stock, $0.25 par value: 525,000 shares authorized; 156,806 and 156,012
shares issued and outstanding, respectively	39,201	39,003
Additional paid-in capital	1,317,730	1,312,603
Accumulated deficit	(585,280)	(599,197)
Accumulated comprehensive loss	(786)	(786)

Total stockholders' equity	770,865	751,623

Total liabilities and stockholders' equity	$ 1,175,351	$ 1,168,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003
Net revenues	$ 220,160	$ 175,108
Cost of goods sold	132,141	105,540

Gross profit	88,019	69,568
Operating expenses:
Research and development	37,113	38,065
Selling, general and administrative	27,224	20,361
Amortization	737	769

Total operating expenses	65,074	59,195

Operating income	22,945	10,373
Other income (expense):
Interest expense	(3,533)	(5,374)
Other income, net	1,121	453

Total other income (expense), net	(2,412)	(4,921)

Income before income taxes	20,533	5,452
Provision for income taxes	6,616	1,280

Net income	$ 13,917	$ 4,172

Per share information:
Net income, basic and diluted	$ 0.09	$ 0.03

Weighted average number of common shares outstanding:
Basic	156,440	148,784

Diluted	158,905	150,997

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 13,917	$ 4,172
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	9,442	8,625
Tax adjustment to goodwill	4,179	--
Amortization	737	769
Amortization of deferred financing costs	399	553
Contribution of common shares to Savings and Retirement Plans	1,269	725
Loss on sale of assets	--	56
Deferred income taxes	1,952	--
Changes in assets and liabilities:
Receivables, net	(13,088)	(6,575)
Inventories, net	298	(3,676)
Other assets	728	(199)
Accounts payable	1,105	14,024
Other liabilities	(13,811)	7,651

Net cash provided by (used in) operating activities	7,127	26,125

Cash flows from investing activities:
Capital expenditures	(10,040)	(13,850)
Purchases of short-term investments	(2,479)	--
Maturities of short-term investments	--	3,988

Net cash provided by (used in) investing activities	(12,519)	(9,862)

Cash flows from financing activities:
Proceeds from (payments on) short-term borrowings	--	(2,676)
Exercise of stock options	4,056	1,158

Net cash provided by (used in) financing activities	4,056	(1,518)

Net increase (decrease) in cash and cash equivalents	(1,336)	14,745
Cash and cash equivalents at beginning of period	203,539	161,506

Cash and cash equivalents at end of period	$ 202,203	$ 176,251

Supplemental cash flow disclosures:
Taxes paid	$ 685	$ 317

Interest paid	$ 5,895	$ 7,331

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC.

Fiscal Periods — The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2004 ended on October 1, 2004 and the first quarters of fiscal 2005 and fiscal 2004 actually ended on December 31, 2004 and January 2, 2004, respectively.

Income Taxes – It was the Company’s intention to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the three months ended December 31, 2004 the Company reversed its policy of permanently reinvesting the earnings of its Mexican business.

Reclassification – Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the impact of adopting SFAS No. 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For an illustration of the effect of using the fair-value-based method of accounting for share-based payment transactions on our recent results of operations, see Note 9.

NOTE 2.     INVENTORY

Inventories consist of the following (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$13,485	$12,176
Work-in-process	46,681	50,717
Finished goods	19,108	16,679

	$79,274	$79,572

NOTE 3.     GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Goodwill and intangible assets consist of the following (in thousands):

		December 31, 2004			September 30, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$ 500,313	$ --	$ 500,313	$ 504,493	$ --	$ 504,493

Amortized intangible assets:
Developed technology	10	10,550	(3,995)	6,555	10,550	(3,777)	6,773
Customer relationships	10	12,700	(3,185)	9,515	12,700	(2,868)	9,832
Other	3	122	(113)	9	122	(101)	21

		23,372	(7,293)	16,079	23,372	(6,746)	16,626
Unamortized intangible assets:
Tradenames		3,269	--	3,269	3,269	--	3,269

Total intangible assets		$26,641	$ (7,293)	$ 19,348	$26,641	$ (6,746)	$19,895

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Amortization expense	$547	$580

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2005	2006	2007	2008	2009
Amortization expense	$2,161	$2,144	$2,144	$2,144	$2,144

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

		Intangible Assets
	Goodwill	Developed Technology	Customer Relationships	Trademarks	Other	Total
Balance as of September 30, 2004	$ 504,493	$10,550	$12,700	$3,269	$122	$26,641
Additions (deductions) during year	(4,180)	--	--	--	--	--

Balance as of December 31, 2004	$ 500,313	$10,550	$12,700	$3,269	$122	$26,641

The deduction to goodwill in the three months ended December 31, 2004 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $40.5 million at December 31, 2004.

NOTE 4.     BORROWING ARRANGEMENTS

LONG-TERM DEBT

The Company’s long-term debt consists of $230 million of 4.75 percent convertible subordinated notes due November 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The total number of shares that could be issued under the notes is approximately 25.4 million shares. The Company may redeem the notes at any time after November 20, 2005. The redemption price of the notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50.0 million credit facility (“Facility Agreement”) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. As of December 31, 2004, Skyworks USA had borrowings of $50.0 million outstanding under this agreement.

NOTE 5.     RESTRUCTURING

2004 Corporate Restructuring Plan

During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid during fiscal 2005.

	Workforce Reductions	Facility Closings	Total
Charged to costs and expenses	$ 3,685	$ 498	$ 4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(88)	(64)	(152)

Restructuring balance, December 31, 2004	$ 67	$ 147	$ 214

2003 Corporate Restructuring Plans

During fiscal 2003, the Company recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charge was based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of December 31, 2004, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

	Workforce Reductions	Facility Closings and Other	Total
Charged to costs and expenses	$ 4,819	$ 1,405	$ 6,224
Cash payments	(3,510)	(1,236)	(4,746)

Restructuring balance, September 30, 2003	1,309	169	1,478
Charged to costs and expenses	475	--	475
Cash payments	(1,777)	(116)	(1,893)

Restructuring balance, September 30, 2004	7	53	60
Cash payments	(5)	(20)	(25)

Restructuring balance, December 31, 2004	$ 2	$ 33	$ 35

Pre-Merger Alpha Restructuring Plan

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the first quarter of fiscal 2005, and the fiscal years ended September 30, 2004, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $0.2 million, $0.2 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. As of December 31, 2004, the restructuring reserve balance related to Alpha was $1.3 million and primarily relates to estimated future payments on a lease that expires in 2008.

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

The components of defined benefit expense are as follows (in thousands):

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	Pension Benefits	Retiree Medical Benefits	Pension Benefits	Retiree Medical Benefits
Service cost-benefits earned	$ --	$ --	$ --	$--
Interest cost on benefit obligation	47	44	44	18
Estimated return on assets	(27)	(15)	(15)	--
Net amortization	8	1	1	13

Net periodic benefit cost	$ 28	$ 30	$ 30	$31

The Company contributed $0.1 million to the pension benefit plan during the three months ended December 31, 2004. The Company expects to contribute approximately $0.1 million to the benefit pension plan in each of the remaining quarters of fiscal 2005.

NOTE 7.     SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes which is the design, development, manufacture and marketing of proprietary semiconductor products and system solutions for manufacturers of wireless communication products.

NOTE 8.     EARNINGS PER SHARE

      (In thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003
Net income	$ 13,917	$ 4,172

Weighted average shares outstanding - basic	156,440	148,784
Effect of dilutive stock options	2,465	2,213

Weighted average shares outstanding - diluted	158,905	150,997

Net income per share - basic	$ 0.09	$ 0.03
Effect of dilutive stock options	--	--

Net income per share - diluted	$ 0.09	$ 0.03

Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 15.6 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2004 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 17.1 million shares and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2003 as their effect would have been anti-dilutive.

NOTE 9.     STOCK-BASED COMPENSATION PLANS

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Therefore, compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As previously discussed, the Company will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

(in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Reported net income	$ 13,917	$ 4,172
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(6,300)	(1,292)

Adjusted net income	$ 7,617	$ 2,880

Per share information, basic and diluted:
Reported net income	$ 0.09	$ 0.03
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(0.04)	(0.01)

Adjusted net income	$ 0.05	$ 0.02

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected volatility	75%	91%
Risk free interest rate	3.6%	1.9%
Dividend yield	--	--
Expected option life (years)	4.0	5.0

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

NOTE 10.     PURCHASE COMMITMENTS

Under supply agreements entered into with Conexant and subsequently with Jazz Semiconductor, Inc. (“Jazz Semiconductor”), the Company receives wafer fabrication, wafer probe and certain other services from Jazz Semiconductor’s Newport Beach, California foundry.

Pursuant to the terms of these agreements, the Company is committed to obtaining certain minimum wafer volumes from Jazz Semiconductor through March 2005. The Company’s remaining minimum purchase obligations under these supply agreements are approximately $6.4 million through March 2005, at which time the Company will no longer have minimum purchase obligations although it expects to continue to utilize Jazz Semiconductor as a supplier in its ordinary course of business. The Company currently anticipates meeting its minimum purchase obligations under these supply agreements.

NOTE 11.     CONTINGENCIES

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

NOTE 12.     GUARANTEES AND INDEMNITIES

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

Diversifying Customer Base

Skyworks supports virtually every wireless handset original equipment manufacturer (“OEM”) including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony/Ericsson and LG Electronics, Inc. Additionally, we supply original design manufacturers (“ODMs”) such as Arima, BenQ, Chi Mei, Compal and Quanta as well as emerging domestic handset suppliers throughout China. With the industry’s move to outsourcing to enable increased OEM focus on brand and channel development, we believe we are particularly well-positioned to address the growing needs of new market entrants and established suppliers alike who seek RF and system-level integration expertise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003
Net revenues	100.0%	100.0%
Cost of goods sold	60.0	60.3

Gross margin	40.0	39.7
Operating expenses:
Research and development	16.9	21.7
Selling, general and administrative	12.4	11.6
Amortization	0.3	0.4

Total operating expenses	29.6	33.8

Operating income	10.4	5.9
Interest expense	(1.6)	(3.1)
Other income, net	0.5	0.3

Income before income taxes	9.3	3.1
Provision for income taxes	3.0	0.7

Net income	6.3%	2.4%

GENERAL

During the three months ended December 31, 2004, we made progress in several key areas that contributed to an improvement in operating results and the generation of positive cash flows from operations. More specifically, we:

•	experienced an increase in demand for our products and launched and ramped new highly integrated products;
•	experienced a 19% increase in units sold in addition to a 6% aggregate increase in the average selling price of our products; and
•	reduced total operating expenses as a percentage of net revenues to 29.6% for the three months ended December 31, 2004 from 33.8% for the corresponding period in previous fiscal year.

NET REVENUES

	Three Months Ended December 31,
(in thousands)	2004	Change	2003
Net revenues	$220,160	25.7%	$175,108

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party ODMs and contract manufacturers and indirectly through electronic components distributors.

Net revenues increased for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year primarily as the result of increased demand for our wireless product portfolio. During the three months ended December 31, 2004, we experienced a 19% increase in units sold in addition to a 6% aggregate increase in the average selling price of our products as we experienced a shift in our product mix to higher-integrated products tempered by decreases in the average selling price of our discrete products, when compared to the corresponding period in the previous fiscal year. More specifically, we launched and ramped new highly integrated products increasing our average selling prices primarily within our front-end module products while experiencing a significant increase in units sold within our cellular systems products. These increases in net revenues for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year were tempered by a decrease of approximately $6.8 million in net revenues for our assembly and test services.

GROSS PROFIT

	Three Months Ended December 31,
(in thousands)	2004	Change	2003
Gross profit:	$ 88,019	26.5%	$ 69,568
% of net revenues	40.0%		39.7%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.

Gross profit improved for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year primarily as the result of increased operational efficiency through capacity utilization. This was partially offset by additional costs we incurred as we launched and ramped a number of more highly integrated product offerings.

RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,
(in thousands)	2004	Change		2003
Research and development	$ 37,113	(2	.5)%	$ 38,065
% of net revenues	16.9%			21.7%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.

The decrease in research and development expenses for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year is primarily attributable to our commitment to streamlining our processes and focusing our product development on integrated products to meet the needs of our customers. In addition, research and development expenses were lower for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year as we realized benefits from cost saving initiatives implemented in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,
(in thousands)	2004	Change	2003
Selling, general and administrative	$ 27,224	33.7%	$ 20,361
% of net revenues	12.4%		11.6%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

Selling, general and administrative expenses increased for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year primarily as the result of additional direct selling expenses attributable to an increase in demand for our wireless product portfolio. In addition, selling, general and administrative expenses for the three months ended December 31, 2004 reflects an increase of approximately $2 million in legal expenses related to protecting our intellectual property portfolio. See Note 11 of Notes to Interim Consolidated Financial Statements for information related to our contingencies.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended December 31,
(in thousands)	2004	Change		2003
Amortization	$ 737	(4	.2)%	$ 769
% of net revenues	0.3%			0.4%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the three months ended December 31, 2004 and 2003 primarily represents the amortization of these intangible assets.

INTEREST EXPENSE

	Three Months Ended December 31,
(in thousands)	2004	Change		2003
Interest expense	$ 3,533	(34	.3)%	$ 5,374
% of net revenues	1.6%			3.1%

The decrease in interest expense for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year is primarily related to the conversion of our $45 million of senior subordinated notes into shares of our common stock during the third quarter of fiscal 2004.

See Note 4 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.

OTHER INCOME, NET

	Three Months Ended December 31,
(in thousands)	2004	Change	2003
Other income, net	$ 1,121	147.5%	$ 453
% of net revenues	0.5%		0.3%

Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items. The increase in other income for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year is primarily related to the recognition of additional foreign exchange gains. We recognized $0.3 million in foreign exchange gains for the three months ended December 31, 2004 compared to $0.1 million in foreign exchange losses for the corresponding period in the previous fiscal year. In addition, interest income on invested cash balances increased approximately $0.3 million for the three months ended December 31, 2004 when compared to the corresponding period in the previous fiscal year primarily as a result of growth in our invested cash balances.

PROVISION FOR INCOME TAXES

	Three Months Ended December 31,
(in thousands)	2004	Change	2003
Provision for income taxes	$ 6,616	416.9%	$ 1,280
% of net revenues	3.0%		0.7%

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of December 31, 2004, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the three months ended December 31, 2004 and 2003 each consist of approximately $0.8 million of foreign income taxes incurred by foreign operations. The provision for income taxes also includes $1.6 million of additional foreign taxes for the three months ended December 31, 2004 related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. In addition, the provision for income taxes for the three months ended December 31, 2004 and 2003 consists of approximately $4.2 million and $0.5 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our annual report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.

During the three months ended December 31, 2004, we reversed our policy of permanently reinvesting the earnings of our Mexican subsidiary. We repatriated approximately $17 million of earnings, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax expense. In future periods we will provide for U.S. income tax currently on earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are intended to be permanently reinvested. The effect on our financial statements is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended December 31,
(in thousands)	2004	2003
Cash and cash equivalents at beginning of period	$ 203,539	$ 161,506
Net cash provided by (used in) operating activities	7,127	26,125
Net cash provided by (used in) investing activities	(12,519)	(9,862)
Net cash provided by (used in) financing activities	4,056	(1,518)

Cash and cash equivalents at end of period	$ 202,203	$ 176,251

During the three months ended December 31, 2004, we made progress in several key areas as we focused our efforts on both cash and inventory management. We significantly reduced the number of days sales outstanding for the three months ended December 31, 2004 to 71 from 79 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three months ended December 31, 2004 were 6.7 compared to 7.2 for the corresponding period in the previous fiscal year. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

During the three months ended December 31, 2004, we generated $7.1 million in cash from operating activities as we experienced a significant improvement in our operating results when compared to the corresponding period in the previous fiscal year. This was partially offset by a reduction in other liabilities of $13.8 million primarily related to payment of prior year incentives and semi-annual interest, in addition to an increase of $13.1 million in our net accounts receivable balance. For the three months ended December 31, 2004, we invested $10.0 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. Cash provided by financing activities for the three months ended December 31, 2004 primarily represents cash provided by stock option exercises.

Cash provided by operating activities was $26.1 million for the three months ended December 31, 2003, reflecting net income of $4.2 million, in addition to non-cash charges, primarily depreciation, amortization, and contribution of common shares to Savings and Retirement Plans of $10.7 million and a net decrease in the components of working capital of approximately $11.2 million.

Cash used in investing activities for the three months ended December 31, 2003 consisted of capital expenditures of $13.9 million partially offset by approximately $4.0 million of cash provided by the maturity of short-term investments. Cash used in financing activities for the three months ended December 31, 2003 principally consisted of approximately $2.7 million of net payments to Wachovia Bank, National Association under our Facility Agreement. These financing activity cash outflows were partially offset by approximately $1.2 million of cash provided by stock option exercises during three months ended December 31, 2003.

Based on our results of operations for the three months ended December 31, 2004 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of operating leases and unconditional purchase obligations. We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments. The leases generally contain renewal provisions for varying periods of time. Our unconditional purchase obligations relate to supply agreements entered into with Conexant and Jazz Semiconductor. Pursuant to these supply agreements we receive wafer fabrication, wafer probe and certain other services from Jazz Semiconductor and are committed to obtaining certain minimum wafer volumes from Jazz Semiconductor. Our remaining minimum purchase obligations under these supply agreements are approximately $6.4 million through March 2005, at which time we will no longer have minimum purchase obligations although we expect to continue to utilize Jazz Semiconductor as a supplier in our ordinary course of business.

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

Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems (“IT Systems”). We upgrade and change our IT Systems from time to time, and are currently implementing a system upgrade, and there can be no assurance that such upgrade will be successful.

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

On December 31, 2004, we had total indebtedness of approximately $280 million, which represented approximately 28% of our total capitalization.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 9 of Notes to Interim Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

(a)

Mr. Donald Beall has notified the Registrant of his intention to resign from the Board of Directors of the Registrant immediately following the next Annual Meeting of the Stockholders of the Registrant. Mr. Beall’s resignation is a planned reduction in his many commitments and is not the result of any disagreement with the Registrant. In addition, on February 1, 2005, Mr. David McGlade was elected to the Board of Directors of the Registrant as a Class III Director. The Registant anticipates that Mr. McGlade will be appointed to the Audit Committee of the Board of Directors at a later date.

ITEM 6.     EXHIBITS

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

Date: February 7, 2005

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