Form 10-Q
period 2005-04-01
SKYWORKS SOLUTIONS INC
filed 2005-05-11
CIK 4127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, par value $.25 per share	157,518,007

The Exhibit Index is located on page 37

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

ASSETS	March 31, 2005	September 30, 2004

Current assets:
Cash and cash equivalents	$ 105,585	$123,505
Short-term investments	107,755	85,034
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of $2,655 and $1,987, respectively	166,358	157,772
Inventories	80,595	79,572
Other current assets	11,341	11,968

Total current assets	477,647	463,864
Property, plant and equipment, less accumulated depreciation and amortization of $279,234 and $261,260, respectively	141,645	143,534
Property held for sale	6,559	6,475
Goodwill	497,279	504,493
Intangible assets, less accumulated amortization of $7,839 and $6,746, respectively	18,803	19,895
Deferred tax assets	16,835	19,372
Other assets	12,226	11,173

Total assets	$ 1,170,994	$ 1,168,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$ 49,218	$ 50,000
Accounts payable	66,540	73,405
Accrued compensation and benefits	24,049	36,630
Other current liabilities	18,777	21,216

Total current liabilities	158,584	181,251
Long-term debt	230,000	230,000
Other long-term liabilities	6,542	5,932

Total liabilities	395,126	417,183

Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	---	---
Common stock, $0.25 par value: 525,000 shares authorized; 157,390 and 156,012 shares issued and outstanding, respectively	39,348	39,003
Additional paid-in capital	1,321,342	1,312,603
Accumulated deficit	(584,036)	(599,197)
Accumulated comprehensive loss	(786)	(786)

Total stockholders’ equity	775,868	751,623

Total liabilities and stockholders’ equity	$ 1,170,994	$1,168,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$ 190,505	$ 183,471	$ 410,665	$ 358,579
Cost of goods sold	117,906	111,267	250,047	216,807

Gross profit	72,599	72,204	160,618	141,772
Operating expenses:
Research and development	38,676	37,473	75,789	75,538
Selling, general and administrative	25,058	22,573	52,282	42,934
Special charges	---	15,759	---	15,759
Amortization	545	769	1,282	1,538

Total operating expenses	64,279	76,574	129,353	135,769

Operating income (loss)	8,320	(4,370)	31,265	6,003
Other income (expense):
Interest expense	(3,635)	(5,403)	(7,168)	(10,777)
Other income, net	1,067	303	2,188	756

Total other income (expense), net	(2,568)	(5,100)	(4,980)	(10,021)
Income (loss) before income taxes	5,752	(9,470)	26,285	(4,018)
Provision (benefit) for income taxes	4,508	(49)	11,124	1,231

Net income (loss)	$ 1,244	$ (9,421)	$ 15,161	$ (5,249)

Per share information:
Net income (loss), basic and diluted	$ 0.01	$ (0.06)	$ 0.10	$ (0.04)

Weighted average number of common shares outstanding:
Basic	157,235	149,396	156,837	149,090

Diluted	158,435	149,396	158,426	149,090

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 15,161	$ (5,249)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,909	17,044
Non-cash special charges	---	10,853
Tax adjustment to goodwill	7,213	---
Amortization	1,282	1,538
Amortization of deferred financing costs	798	1,106
Contribution of common shares to Savings and Retirement Plans	4,790	4,207
Gain (loss) on sale of assets	(84)	336
Deferred income taxes	2,537	---
Changes in assets and liabilities:
Receivables, net	(8,586)	1,559
Inventories, net	(1,023)	(14,166)
Other assets	(1,413)	5,192
Accounts payable	(6,865)	19,663
Other liabilities	(14,410)	3,022

Net cash provided by (used in) operating activities	18,309	45,105

Cash flows from investing activities:
Capital expenditures	(17,020)	(24,710)
Purchases of short-term investments	(595,821)	(625,494)
Maturities of short-term investments	573,100	541,982

Net cash provided by (used in) investing activities	(39,741)	(108,222)

Cash flows from financing activities:
Proceeds from (payments on) short-term borrowings	(782)	3,373
Exercise of stock options	4,294	2,511

Net cash provided by (used in) financing activities	3,512	5,884

Net increase (decrease) in cash and cash equivalents	(17,920)	(57,233)
Cash and cash equivalents at beginning of period	123,505	161,506

Cash and cash equivalents at end of period	$ 105,585	$ 104,273

Supplemental cash flow disclosures:
Taxes paid	$ 1,363	$ 639

Interest paid	$ 6,400	$ 9,212

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a global leader in analog, mixed signal and digital semiconductors for mobile communications applications. The Company’s power amplifiers, front-end modules, direct conversion transceivers and complete cellular system solutions are at the heart of many of today’s leading-edge multimedia handsets, cellular base stations and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a diverse set of automotive, broadband, industrial and medical customers.

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC.

Fiscal Periods — The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2004 ended on October 1, 2004 and the second quarters of fiscal 2005 and fiscal 2004 actually ended on April 1, 2005 and April 2, 2004, respectively.

Income Taxes – It was the Company’s intention to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the six months ended March 31, 2005 the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. No provision has been made for U.S. federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are intended to be permanently reinvested.

Reclassification – In the second quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company made adjustments amounting to $80.0 million to its Consolidated Balance Sheet as of September 30, 2004, to reflect this reclassification and made adjustments to its Consolidated Statements of Cash Flows for the six months ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Income Statement.

Certain other reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Leases and Amortization of Leasehold Improvements – During the three months ended March 31, 2005, the Company recognized a $0.9 million charge for the correction of an error in the manner in which it accounted for scheduled rent increases and amortization of leasehold improvements. The cumulative effect of this error is being reported in the cost of goods sold, research and development and selling general and administrative lines of the statement of operations amounting to $0.2 million, $0.1 million and $0.6 million, respectively, in the second quarter of fiscal 2005, as it did not have a material impact in prior periods.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting October 1, 2005. For an illustration of the effect of using the fair-value-based method of accounting for share-based payment transactions on our recent results of operations, see Note 9.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and (or) method of settlement of the obligation. The Company is currently evaluating the potential impact of this issue on its financial statements, but does not believe the impact of any change, if necessary, will be material.

NOTE 2.	INVENTORY

Inventories consist of the following (in thousands):

	March 31, 2005	September 30, 2004
Raw materials	$ 12,551	$ 12,176
Work-in-process	47,884	50,717
Finished goods	20,160	16,679

	$ 80,595	$ 79,572

NOTE 3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Goodwill and intangible assets consist of the following (in thousands):

		March 31, 2005			September 30, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill		$ 497,279	$ ---	$ 497,279	$ 504,493	$ ---	$ 504,493

Amortized intangible assets:
Developed technology	10	10,550	(4,213)	6,337	10,550	(3,777)	6,773
Customer relationships	10	12,700	(3,503)	9,197	12,700	(2,868)	9,832
Other	3	122	(122)	---	122	(101)	21

	10	23,372	(7,838)	15,534	23,372	(6,746)	16,626

Unamortized intangible assets:
Trademarks		3,269	--	3,269	3,269	--	3,269

		$ 26,641	$ (7,838)	$ 18,803	$ 26,641	$ (6,746)	$ 19,895

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2005	2004	2005	2004
Amortization expense	$ 545	$ 579	$ 1,092	$ 1,159

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2005	2006	2007	2008	2009
Amortization expense	$ 2,161	$ 2,144	$ 2,144	$ 2,144	$ 2,144

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

Intangible Assets

Goodwill	Developed Technology	Customer Relationships	Trademarks	Other	Total
Balance as of September 30, 2004	$ 504,493	$ 10,550	$ 12,700	$ 3,269	$ 122	$ 26,641
Additions (deductions) during year	(7,213)	---	---	---	---	---
Balance as of March 31, 2005	$ 497,279	$ 10,550	$ 12,700	$ 3,269	$ 122	$ 26,641

The deduction to goodwill in the six months ended March 31, 2005 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $37.5 million at March 31, 2005.

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

SHORT-TERM DEBT

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50.0 million credit facility ("Facility Agreement'') secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of March 31, 2005, Skyworks USA had borrowings of $49.2 million outstanding under this agreement.

NOTE 5.	SPECIAL CHARGES

Special charges consists of the following (in thousands):	Three Months and Six Months Ended
	March 31, 2005	March 31, 2004

Asset impairments	$ ---	$ 13,183
Restructuring	---	2,576
	$ ---	$ 15,759

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge included approximately $1.8 million of contractual payment obligations, which substantially all amounts have been paid as of March 31, 2005. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

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

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce Reductions	Facility Closings	Total
Charged to costs and expenses	$ 3,685	$ 498	$ 4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(115)	(82)	(197)

Restructuring balance, March 31, 2005	$ 40	$ 129	$ 169

2003 Corporate Restructuring Plans

During fiscal 2003, the Company recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charge was based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of March 31, 2005, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.

Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

	Workforce Reductions	Facility Closings and Other	Total
Charged to costs and expenses	$ 4,819	$ 1,405	$ 6,224
Cash payments	(3,510)	(1,236)	(4,746)

Restructuring balance, September 30, 2003	1,309	169	1,478
Charged to costs and expenses	475	--	475
Cash payments	(1,777)	(116)	(1,893)

Restructuring balance, September 30, 2004	7	53	60
Cash payments	(5)	(40)	(55)

Restructuring balance, March 31, 2005	$ 2	$ 13	$ 15

Pre-Merger Alpha Restructuring Plan

In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the first half of fiscal 2005, and the fiscal years ended September 30, 2004, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $0.3 million, $0.2 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. As of March 31, 2005, the restructuring reserve balance related to Alpha was $1.0 million and primarily relates to estimated future payments on a lease that expires in 2008.

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

The components of defined benefit expense are as follows (in thousands):

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004		Six Months Ended March 31, 2005		Six Months Ended March 31, 2004

	Pension Benefits	Retiree Medical Benefits	Pension Benefits	Retiree Medical Benefits	Pension Benefits	Retiree Medical Benefits	Pension Benefits	Retiree Medical Benefits

Service cost-benefits earned	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Interest cost on benefit obligation	47	18	44	18	94	36	88	36
Estimated return on assets	(27)	---	(15)	---	(54)	--	(30)	---
Net amortization	8	13	1	13	16	26	2	25
Net periodic benefit cost	$ 28	$ 31	$ 30	$ 31	$ 56	$ 62	$ 60	$ 61

The Company contributed $0.1 million to the pension benefit plan during both the three and six months ended March 31, 2005. The Company expects to contribute approximately $0.1 million to the benefit pension plan in each of the remaining quarters of fiscal 2005.

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

NOTE 8.	EARNINGS PER SHARE

(In thousands, except per share amounts)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$ 1,244	$ (9,421)	$ 15,161	$(5,249)

Weighted average shares outstanding – basic	157,235	149,396	156,837	149,090
Effect of dilutive stock options	1,200	---	1,589	---
Weighted average shares outstanding – diluted	158,435	149,396	158,426	149,090

Net income (loss) per share - basic	$0.01	$(0.06)	$0.10	$(0.04)
Effect of dilutive stock options	---	---	---	---
Net income (loss) per share - diluted	$ 0.01	$ (0.06)	$ 0.10	$ (0.04)

Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 27.7 million shares were outstanding but not included in the computation of earnings per share for the three months ended March 31, 2005 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 26.7 million shares were outstanding but not included in the computation of earnings per share for the six months ended March 31, 2005 as their effect would have been anti-dilutive.

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

As previously discussed, the Company will be required to apply SFAS No. 123(R) in the reporting period starting October 1, 2005. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

(in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Reported net income (loss)	$1,244	$ (9,421)	$ 15,161	$ (5,249)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects..........	7,623	6,382	13,660	7,675

Adjusted net income (loss)	$ (6,379)	$ (15,803)	$ 1,501	$ (12,924)

Per share information:

Basic and diluted:
Reported income (loss)	$ 0.01	$ (0.06)	$ 0.10	$ (0.04)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.05)	(0.04)	(0.09)	(0.05)

Adjusted net income (loss)	$ (0.04)	$ (0.10)	$ 0.01	$ (0.09)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected volatility	75%	91%
Risk free interest rate	3.6%	1.9%
Dividend yield	---	---
Expected option life (years)	4.0	5.0

NOTE 10.	CONTINGENCIES

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

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The Company recently settled on favorable terms its litigation, which had been ongoing since December 4, 2003, with Qualcomm Incorporated ("Qualcomm”) regarding claims of infringement of each company's respective intellectual property rights. The financial and business details of the settlement are confidential pursuant to the terms of the settlement agreements with Qualcomm.

NOTE 11.	GUARANTEES AND INDEMNITIES

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

OVERVIEW

Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a global leader in analog, mixed signal and digital semiconductors for mobile communications applications. The Company’s power amplifiers, front-end modules, direct conversion transceivers and complete cellular system solutions are at the heart of many of today’s leading-edge multimedia handsets, cellular base stations and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a diverse set of automotive, broadband, industrial and medical customers.

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

Diversifying Customer Base

Skyworks supports virtually every wireless handset original equipment manufacturer (“OEM”) including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony/Ericsson and LG Electronics, Inc. Additionally, we supply original design manufacturers (“ODMs”) such as Arima, BenQ, Chi Mei, Compal and Quanta as well as emerging domestic handset suppliers throughout China. With the industry's move to outsourcing to enable increased OEM focus on brand and channel development, we believe we are particularly well-positioned to address the growing needs of new market entrants and established suppliers alike who seek RF and system-level integration expertise.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9	60.6	60.9	60.5
Gross margin	38.1	39.4	39.1	39.5
Operating expenses:
Research and development	20.3	20.4	18.5	21.1
Selling, general and administrative	13.2	12.3	12.7	12.0
Special charges	0.0	8.6	0.0	4.4
Amortization	0.3	0.4	0.3	0.4
Total operating expenses	33.7	41.7	31.5	37.9
Operating income (loss)	4.4	(2.4)	7.6	1.7
Interest expense	(1.9)	(2.9)	(1.7)	(3.0)
Other income (expense), net	0.6	0.2	0.5	0.2
Income (loss) before income taxes	3.0	(5.2)	6.4	(1.1)
Provision (benefit) for income taxes	2.4	0.0	2.7	0.3
Net income (loss)	0.7%	(5.1)%	3.7%	(1.5)%

GENERAL

During the six months ended March 31, 2005, we made progress in several key areas that contributed to an improvement in operating results and the generation of positive cash flows from operations. More specifically, we:

•	experienced an increase in demand for our products and launched and ramped new highly integrated products;
•	added Sony/Ericsson as a 10% net revenue customer, accompanying Motorola, Inc. and Samsung Electronics Co.;
•	experienced a 9% increase in units sold in addition to a 5% aggregate increase in the average selling price of our products; and
•

reduced research and development and selling, general and administrative expenses in total as a percentage of net revenues to 31.2% for the six months ended March 31, 2005 from 33.1% for the corresponding period in the previous fiscal year.

During the three months ended March 31, 2005, we recognized a $0.9 million charge for the correction of an error in the manner in which we accounted for scheduled rent increases and amortization of leasehold improvements. The cumulative effect of this error is being reported in the cost of goods sold, research and development and selling general and administrative lines of the statement of operations amounting to $0.2 million, $0.1 million and $0.6 million, respectively, in the second quarter of fiscal 2005, as it did not have a material impact in prior periods.

NET REVENUES

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Net revenues	$ 190,505	3.8%	$ 183,471	$410,665	14.5%	$ 358,579

We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party ODMs and contract manufacturers and indirectly through electronic components distributors.

During the three months ended March 31, 2005, we experienced a 3% aggregate increase in the average selling price of our products as we introduced differentiated linear products and shifted our product mix to more highly integrated products. Net revenues increased for the six months ended March 31, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of increased demand for our wireless product portfolio. During the six months ended March 31, 2005, we experienced a 9% increase in units sold in addition to a 5% aggregate increase in the average selling price of our products as we experienced a shift in our product mix to higher-integrated products tempered by decreases in the average selling price of our discrete products, when compared to the corresponding period in the previous fiscal year. More specifically, we launched and ramped new highly integrated products increasing our average selling prices primarily within our front-end module products. These increases in net revenues for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year were tempered by a decrease of approximately $5.2 million and $11.9 million, respectively, in net revenues for our assembly and test services.

GROSS PROFIT

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Gross profit	$ 72,599	0.5%	$ 72,204	$ 160,618	13.3%	$ 141,772
% of net revenues	38.1%		39.4%	39.1%		39.5%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.

Gross profit as a percentage of net revenues declined for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year primarily as the result of additional costs we incurred as we launched and ramped a number of more highly integrated product offerings. This was partially offset by increased operational efficiency through capacity utilization. We will continue to focus on attaining further operational efficiencies and launching new, more highly innovative products with higher average selling prices and gross margins.

RESEARCH AND DEVELOPMENT

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Research and development	$ 38,676	3.2%	$ 37,473	$ 75,789	0.3%	$ 75,538
% of net revenues	20.3%		20.4%	18.5%		21.1%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.

Research and development expenses as a percentage of net revenues were consistent for the three months ended March 31, 2005, when compared to the corresponding period in the previous fiscal year. Research and development expenses decreased as a percentage of net revenues for the six months ended March 31, 2005, when compared to the corresponding period in the previous fiscal year as we realized the benefits of expense reductions initiatives that were taken in the two preceding fiscal years. We are committed to streamlining our processes and focusing our product development on integrated and differentiated products to meet the needs of our customers.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Selling, general and administrative	$ 25,058	11.0%	$ 22,573	$ 52,282	21.8%	$ 42,934
% of net revenues	13.2%		12.3%	12.7%		12.0%

Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

Selling, general and administrative expenses increased for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year primarily as the result of additional direct selling expenses attributable to an increase in demand for our wireless product portfolio. In addition, selling, general and administrative expenses for the three and six months ended March 31, 2005 reflects increases of approximately $1.5 million and $5.2 million, respectively, in legal expenses related to protecting our intellectual property portfolio. See Note 10 of Notes to Interim Consolidated Financial Statements for information related to our contingencies.

SPECIAL CHARGES

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Special charges	$ ---	nm	$ 15,759	$ ---	nm	$ 15,759
% of net revenues	---		8.6%	---		4.4%

nm = not meaningful

ASSET IMPAIRMENTS

During the second quarter of fiscal 2004, we recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge includes approximately $1.8 million of contractual payment obligations, which substantially all amounts have been paid as of March 31, 2005. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook.

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

See Note 5 of Notes to Interim Consolidated Financial Statements for activity and liability balances related to our restructuring actions.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Amortization	$ 545	(29.1)%	$ 769	$ 1,282	(16.6)%	$ 1,538
% of net revenues	0.3%		0.4%	0.3%		0.4%

In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the three and six months ended March 31, 2005 and 2004 primarily represents the amortization of these intangible assets.

INTEREST EXPENSE

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Interest expense	$ 3,635	(32.7)%	$ 5,403	$ 7,168	(33.5)%	$ 10,777
% of net revenues	1.9%		2.9%	1.7%		3.0%

The decrease in interest expense for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year is primarily related to the conversion of our $45 million of senior subordinated notes into shares of our common stock during the third quarter of fiscal 2004.

See Note 4 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.

OTHER INCOME, NET

	Three Months Ended March 31,			Six Months Ended March, 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Other income, net	$ 1,067	252.1%	$ 303	$ 2,188	189.4%	$ 756
% of net revenues	0.6%		0.2%	0.5%		0.2%

Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items. The increase in other income for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year is primarily related to an increase in interest income on invested cash balances and short-term investments of approximately $0.7 million and $1.0 million, respectively, as a result of increases in interest rates and growth in our invested cash and short-term investment balances. In addition, we recognized additional foreign exchange gains for the three and six months ended March 31, 2005 when compared to the corresponding periods in the previous fiscal year.

PROVISION (BENEFIT) FOR INCOME TAXES

	Three Months Ended March 31,			Six Months Ended March 31,
	2005	Change	2004	2005	Change	2004
(in thousands)
Provision (benefit) for income taxes	$ 4,508	nm	$ (49)	$ 11,124	803.4%	$ 1,231
% of net revenues	2.4%		0.0%	2.7%		0.3%

nm = not meaningful

As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of March 31, 2005, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.

The provision for income taxes for the three and six months ended March 31, 2005, consists of approximately $0.7 million and $1.4 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes also principally includes $2.2 million of additional foreign taxes for the six months ended March 31, 2005 related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. In addition, the provision for income taxes for the three and six months ended March 31, 2005 consists of approximately $3.0 million and $7.2 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our annual report on Form 10-K for the fiscal year ended September 30, 2004, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.

The provision (benefit) for income taxes for the three and six months ended March 31, 2004, consists of foreign income taxes (credits) incurred by foreign operations.

During the six months ended March 31, 2005, we reversed our policy of permanently reinvesting the earnings of our Mexican subsidiary. We repatriated approximately $17 million of earnings, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax. We provide for U.S. income tax currently on earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are intended to be permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended March 31,
(in thousands)	2005	2004

Cash and cash equivalents at beginning of period	$ 121,005	$ 161,506
Net cash provided by (used in) operating activities	18,309	45,105
Net cash provided by (used in) investing activities	(37,241)	(108,222)
Net cash provided by (used in) financing activities	3,512	5,884
Cash and cash equivalents at end of period	$ 105,585	$ 104,273

During the six months ended March 31, 2005, we generated $18.3 million in cash from operating activities as we experienced a significant improvement in our operating results when compared to the corresponding period in the previous fiscal year. This was more than offset by a reduction in liabilities of $21.3 million primarily related to payment of prior year incentives and semi-annual interest, in addition to an increase of $8.6 million in our net accounts receivable balance. For the six months ended March 31, 2005, we invested $17.0 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. Our investments in capital equipment for the three and six months ended March 31, 2005 were consistent with our guidance of returning to levels more comparable to fiscal 2003, as provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In addition, for the six months ended March 31, 2005, we made net investments of approximately $22.7 million in short-term auction rate securities. Cash provided by financing activities for the six months ended March 31, 2005 primarily represents cash provided by stock option exercises.

Cash provided by operating activities was $45.1 million for the six months ended March 31, 2004, reflecting a net loss of $5.3 million, offset by non-cash charges, primarily depreciation, special charges, amortization, and contribution of common shares to Savings and Retirement Plans of $35.1 million and a net decrease in the components of working capital of approximately $15.3 million.

Cash used in investing activities for the six months ended March 31, 2004 consisted of $83.5 million of net investments in auction rate securities and capital expenditures of $24.7 million. Cash provided by financing activities for the six months ended March 31, 2004 principally consisted of approximately $3.4 million of net borrowings from Wachovia Bank, National Association under our Facility Agreement.

Based on our results of operations for the six months ended March 31, 2005 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of operating leases. We lease certain facilities and equipment under non-cancelable operating leases. The leases expire at various dates through 2010 and contain various provisions for rental adjustments. The leases generally contain renewal provisions for varying periods of time.

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

Our operating results for fiscal years 2002 and 2003 were adversely affected by a global economic slowdown, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries. These factors led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate our wireless communications semiconductor products and system solutions. Although we emerged from this period of economic weakness in fiscal 2004, should economic conditions deteriorate for any reason, it could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other impacts that would materially and adversely affect our operating results. Due to this economic uncertainty, although we were profitable in fiscal 2004, we cannot assure you that we will be able to sustain such profitability or that we will not experience future operating losses.

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

•   time to market;
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

A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 38.0% of our net revenue for the six months ended March 31, 2005. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.

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

On March 31, 2005, we had total indebtedness of approximately $279 million, which represented approximately 28% of our total capitalization.

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

We intend to fulfill our debt service obligations from cash expected to be generated by our operations and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and we may obtain other long-term debt, lines of credit and other financing.

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

Global economic weakness can have wide-ranging effects on markets that we serve, particularly wireless communications equipment manufacturers and network operators. Although the wireless communications industry has recovered somewhat from an industry-wide recession, such recovery may not continue. In addition, we cannot predict what effects negative events, such as war or other international conflicts, may have on the economy or the wireless communications industry. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the global economy and to the wireless communications industry and create further uncertainties. Further, a continued economic recovery may not benefit us in the near term. If it does not, our ability to increase or maintain our revenues and operating results may be impaired.

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

Changes in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting October 1, 2005. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of using the fair-value-based method of accounting for share-based payment transactions on our recent results of operations, see Note 9 of Notes to Interim Consolidated Financial Statements.

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

There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on April 28, 2005 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions

Election of directors:
David J. Aldrich	92,746,619	---	47,321,528
Moiz M. Beguwala Dwight W. Decker	92,245,027 91,647,020	--- ---	47,823,120 48,421,127
David P. McGlade	129,447,875	---	10,620,272

Proposal to approve the adoption of the 2005 Long-Term Incentive Plan	70,516,237	33,615,098	673,073

Proposal to amend the 2001 Directors’ Stock Option Plan	68,233,262	35,770,065	801,079

Proposal to ratify the appointment of KPMG LLP as our independent auditors	136,684,965	2,878,966	500,215

ITEM 6.	EXHIBITS

(a)	Exhibits
Number	Description
10.a	Form of Notice of Stock Option Agreement under 2005 Long-Term Incentive Plan *
10.b	Form of Notice of Restricted Stock Agreement under 2005 Long-Term Incentive Plan *
31.a	Certification of CEO - Rule 13a-14(a) or 15d-14(a) *
31.b	Certification of CFO - Rule 13a-14(a) or 15d-14(a) *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2005

SKYWORKS SOLUTIONS, INC.

Registrant

By:	/s/ David J. Aldrich

David J. Aldrich

Chief Executive Officer

President

Director

By:	/s/ Allan M. Kline

Allan M. Kline

Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.a	Form of Notice of Stock Option Agreement under 2005 Long-Term Incentive Plan
10.b	Form of Notice of Restricted Stock Agreement under 2005 Long-Term Incentive Plan
31.a	Certification of CEO - Rule 13a-14(a) or 15d-14(a)
31.b	Certification of CFO - Rule 13a-14(a) or 15d-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002