Form 10-Q
period 2005-07-01
SKYWORKS SOLUTIONS INC
filed 2005-08-10
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 376-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common Stock, par value $.25 per share	158,396,222
The Exhibit Index is located on page 37

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$116,940	$123,505
Short-term investments	112,526	85,034
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of $1,475 and $1,987, respectively	162,006	157,772
Inventories	81,188	79,572
Other current assets	8,804	11,968

Total current assets	487,477	463,864
Property, plant and equipment, less accumulated depreciation and amortization of $305,824 and $261,260, respectively	143,177	143,534
Property held for sale	6,588	6,475
Goodwill	494,998	504,493
Intangible assets, less accumulated amortization of $8,375 and $6,746, respectively	18,266	19,895
Deferred tax assets	17,125	19,372
Other assets	13,412	11,173

Total assets	$1,181,043	$1,168,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	62,122	73,405
Accrued compensation and benefits	29,322	36,630
Other current liabilities	15,188	21,216

Total current liabilities	156,632	181,251
Long-term debt	230,000	230,000
Other long-term liabilities	6,679	5,932

Total liabilities	393,311	417,183

Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 158,291 and 156,012 shares issued and outstanding, respectively	39,573	39,003
Additional paid-in capital	1,325,592	1,312,603
Accumulated deficit	(576,647)	(599,197)
Accumulated comprehensive loss	(786)	(786)

Total stockholders’ equity	787,732	751,623

Total liabilities and stockholders’ equity	$1,181,043	$1,168,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$191,532	$207,377	$602,197	$565,956
Cost of goods sold	113,658	123,593	363,705	340,400

Gross profit	77,874	83,784	238,492	225,556
Operating expenses:
Research and development	39,823	38,712	115,612	114,250
Selling, general and administrative	25,745	26,493	78,027	69,427
Special charges	—	—	—	15,759
Amortization	536	768	1,818	2,306

Total operating expenses	66,104	65,973	195,457	201,742

Operating income	11,770	17,811	43,035	23,814
Other income (expense):
Interest expense	(3,683)	(3,610)	(10,851)	(14,386)
Other income, net	1,536	396	3,724	1,151

Total other income (expense), net	(2,147)	(3,214)	(7,127)	(13,235)

Income before income taxes	9,623	14,597	35,908	10,579
Provision for income taxes	2,234	1,567	13,358	2,798

Net income	$7,389	$13,030	$22,550	$7,781

Per share information:
Net income, basic	$0.05	$0.09	$0.14	$0.05

Net income, diluted	$0.05	$0.08	$0.14	$0.05

Weighted average number of common shares outstanding:
Basic	157,809	153,062	157,161	150,414

Diluted	158,682	155,274	158,621	152,854

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,550	$7,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	27,949	26,036
Non-cash special charges	—	10,853
Tax adjustment to goodwill	9,495	984
Amortization	1,818	2,307
Amortization of deferred financing costs	1,197	1,623
Contribution of common shares to savings and retirement plans	8,770	5,267
Gain (loss) on sale of assets	(67)	219
Deferred income taxes	2,247	—
Changes in assets and liabilities:
Receivables, net	(4,234)	(12,263)
Inventories, net	(1,616)	(28,797)
Other assets	(463)	2,129
Accounts payable	(11,283)	38,152
Other liabilities	(12,589)	9,215

Net cash provided by operating activities	43,773	63,506

Cash flows from investing activities:
Capital expenditures	(27,639)	(43,361)
Purchases of short-term investments	(891,120)	(890,194)
Proceeds from sales of short-term investments	863,630	809,282

Net cash used in investing activities	(55,129)	(124,273)

Cash flows from financing activities:
Restricted Cash	—	(701)
Proceeds from short-term borrowings	—	8,319
Exercise of stock options	4,790	2,930

Net cash provided by financing activities	4,790	10,548

Net decrease in cash and cash equivalents	(6,565)	(50,219)
Cash and cash equivalents at beginning of period	123,505	161,506

Cash and cash equivalents at end of period	$116,940	$111,287

Supplemental cash flow disclosures:
Taxes paid	$1,567	$1,191

Interest paid	$12,415	$14,895

Non-cash financing activities:
Senior notes conversion		$45,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a global leader in analog, mixed signal and digital semiconductors for mobile communications applications. The Company’s power amplifiers, front-end modules, direct conversion transceivers and complete cellular system solutions are at the heart of many of today’s leading-edge multimedia handsets, cellular base stations, and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a diverse set of automotive, broadband, industrial and medical customers.
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
Immediately following completion of the Merger, the Company purchased Conexant’s semiconductor assembly, module manufacturing and test facility located in Mexicali, Mexico, and certain related operations (“Mexicali Operations”) for $150.0 million. For financial accounting purposes, the sale of the Mexicali Operations by Conexant to Skyworks was treated as if Conexant had contributed the Mexicali Operations to Washington as part of the spin-off, and the $150.0 million purchase price was treated as a return of capital to Conexant. For purposes of these financial statements, the Washington business and the Mexicali Operations are collectively referred to as Washington/Mexicali.
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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 1, 2004 as filed with the SEC.
Use of Estimates in Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Periods – The Company’s fiscal year ends on the Friday closest to September 30. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. Fiscal year 2004 ended on October 1, 2004 and the third quarters of fiscal 2005 and fiscal 2004 actually ended on July 1, 2005 and July 2, 2004, respectively.
Revenue Recognition – Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees is recognized when these fees are due and payable, and all other criteria of SAB 104 have been met. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
Income Taxes – It was the Company’s intention to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the nine months ended June 30, 2005 the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are intended to be permanently reinvested.
Reclassification – In the second quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company made adjustments amounting to $80.0 million to its Consolidated Balance Sheet as of September 30, 2004, to reflect this reclassification and made adjustments to its Consolidated Statements of Cash Flows for the nine months ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Income Statement.
Certain other reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.
Leases and Amortization of Leasehold Improvements – In the second fiscal quarter of 2005, the Company recognized a $0.9 million charge for the correction of an error in the manner in which it accounted for scheduled rent increases and amortization of leasehold improvements. The cumulative effect of this error is being reported in the cost of goods sold, research and development and selling general and administrative lines of the statement of operations amounting to $0.2 million, $0.1 million and $0.6 million, respectively, in the second quarter of fiscal 2005, as it did not have a material impact in prior periods.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) using the prospective method starting October 1, 2005. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. For an illustration of the effect of using the fair-value-based method of accounting for share-based payment transactions on our recent results of operations, see Note 9.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.
In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows .
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company is currently evaluating the potential impact of this issue on its financial statements, but does not believe the impact of any change, if necessary, will be material.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.
NOTE 2. INVENTORY
     Inventories consist of the following (in thousands):

	June 30,	September 30,
	2005	2004
Raw materials	$11,301	$12,176
Work-in-process	54,037	50,717
Finished goods	15,850	16,679

	$81,188	$79,572

NOTE 3. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The company completed its annual goodwill impairment test for fiscal 2005 and determined that as of July 5, 2005, its goodwill was not impaired.
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	June 30, 2005			September 30, 2004
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$494,998	$—	$494,998	$504,493	$—	$504,493

Amortized intangible assets:
Developed technology	10	10,550	(4,432)	6,118	10,550	(3,777)	6,773
Customer relationships	10	12,700	(3,821)	8,879	12,700	(2,868)	9,832
Other	3	122	(122)	—	122	(101)	21

	10	23,372	(8,375)	14,997	23,372	(6,746)	16,626

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

		$26,641	$(8,375)	$18,266	$26,641	$(6,746)	$19,895

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Amortization expense	$536	$581	$1,628	$1,740
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2005	2006	2007	2008	2009
Amortization expense	$2,164	$2,144	$2,144	$2,144	$2,144
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2004	$504,493	$6,773	$9,831	$3,269	$21	$524,387
Additions (deductions) during year	(9,495)	(655)	(952)	—	(21)	(11,123)

Balance as of June 30, 2005	$494,998	$6,118	$8,879	$3,269	$—	$513,264

The deduction to goodwill in the nine months ended June 30, 2005 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining portion of the valuation allowance for these pre-Merger deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $33.5 million at June 30, 2005.

NOTE 4. BORROWING ARRANGEMENTS
LONG-TERM DEBT
The Company’s long-term debt consists of $230.0 million of 4.75 percent convertible subordinated notes due November 2007. These notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The total number of shares that could be issued under the notes is approximately 25.4 million shares. The Company may redeem the notes at any time after November 20, 2005. The redemption price of the notes during the period between November 20, 2005 through November 14, 2006 will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, and the redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.
SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, National Association providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of June 30, 2005, Skyworks USA had borrowings of $50.0 million outstanding under this agreement.
NOTE 5. SPECIAL CHARGES
Special charges consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Asset impairments	$—	$—	$—	$13,183
Restructuring	—	—	—	2,576

	$—	$—	$—	$15,759

ASSET IMPAIRMENTS
During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge included approximately $1.8 million of contractual payment obligations, which substantially all amounts have been paid as of June 30, 2005. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying values of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.

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
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(115)	(82)	(197)

Restructuring balance, June 30, 2005	$40	$129	$169

2003 Corporate Restructuring Plans
During fiscal 2003, the Company recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charge was based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of June 30, 2005, substantially all amounts accrued for these actions have been paid and the remaining amounts are expected to be paid within one year.
Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

		Facility
	Workforce	Closings
	Reductions	and Other	Total
Charged to costs and expenses	4,819	1,405	6,224
Cash payments	(3,510)	(1,236)	(4,746)

Restructuring balance, September 30, 2003	1,309	169	1,478
Charged to costs and expenses	475	—	475
Cash payments	(1,777)	(116)	(1,893)

Restructuring balance, September 30, 2004	7	53	60
Cash payments	(7)	(47)	(54)

Restructuring balance, June 30, 2005	$—	$6	$6

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the first nine months of fiscal 2005, and the fiscal years ended September 30, 2004, 2003 and 2002, payments related to the restructuring reserves assumed from Alpha were $0.3 million, $0.2 million, $4.7 million and $1.1 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. As of June 30, 2005, the restructuring reserve balance related to Alpha was $1.0 million and primarily relates to estimated future payments on a lease that expires in 2008.

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
The components of defined benefit expense are as follows (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
		Retiree		Retiree		Retiree		Retiree
	Pension	Medical	Pension	Medical	Pension	Medical	Pension	Medical
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
Service cost-benefits earned	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligation	47	18	44	18	141	54	132	54
Estimated return on assets	(27)	—	(15)	—	(81)	—	(45)	—
Net amortization	8	13	1	13	24	39	3	39

Net periodic benefit cost	$28	$31	$30	$31	$84	$93	$90	$93

The Company contributed $0.1 and $0.3 million to the pension benefit plan during the three and nine months ended June 30, 2005, respectively. The Company expects to contribute approximately $0.1 million to the benefit pension plan in the remaining quarter of fiscal 2005.
NOTE 7. SEGMENT INFORMATION
The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes, which is the design, development, manufacture and marketing of proprietary semiconductor products and system solutions for manufacturers of wireless communication products.
NOTE 8. EARNINGS PER SHARE

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$7,389	$13,030	$22,550	$7,781

Weighted average shares outstanding basic	157,809	153,062	157,161	150,414
Effect of dilutive stock options	873	2,212	1,460	2,440

Weighted average shares outstanding diluted	158,682	155,274	158,621	152,854

Net income per share — basic	$0.05	$0.09	$0.14	$0.05
Effect of dilutive stock options	—	(0.01)	—	—

Net income per share — diluted	$0.05	$0.08	$0.14	$0.05

Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 27.6 million shares were outstanding but not included in the computation of earnings per share for the three months ended June 30, 2005 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 26.4 million shares were outstanding but not included in the computation of earnings per share for the nine months ended June 30, 2005 as their effect would have been anti-dilutive.
Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 19.3 million shares, and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended June 30, 2004 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 16.3 million shares, and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the nine months ended June 30, 2004 as their effect would have been anti-dilutive.
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

(In thousands, except per share amounts):	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reported net income	$7,389	$3,030	$22,550	$7,781
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,207	6,022	21,130	13,697

Adjusted net income (loss)	$182	$7,008	$1,420	$(5,916)

Per share information:

Basic:
Reported income	$0.05	$0.09	$0.14	$0.05
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.05)	(0.04)	(0.13)	(0.09)

Adjusted net income (loss)	$0.00	$0.05	$0.01	$(0.04)

Diluted:
Reported income	$0.05	$0.08	$0.14	$0.05
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.05)	(0.04)	(0.13)	(0.09)

Adjusted net income (loss)	$0.00	$0.04	$0.01	$(0.04)

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected volatility	75%	91%
Risk free interest rate	3.6%	1.9%
Dividend yield	—	—
Expected option life (years)	4.0	5.0
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
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The Company recently settled on favorable terms its litigation, which had been ongoing since December 4, 2003, with Qualcomm Incorporated (“Qualcomm”) regarding claims of infringement of each company’s respective intellectual property rights. The financial and business details of the settlement are confidential pursuant to the terms of the settlement agreements with Qualcomm.
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
OVERVIEW
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is a global leader in analog, mixed signal and digital semiconductors for mobile communications applications. The Company’s power amplifiers, front-end modules, direct conversion transceivers and complete cellular system solutions are at the heart of many of today’s leading-edge multimedia handsets, cellular base stations, and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a diverse set of automotive, broadband, industrial and medical customers.
The wireless communications semiconductor industry is highly cyclical and is characterized by rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. Our operating results have been, and our operating results may continue to be, negatively affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as changes in demand for end-user equipment, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products and technologies on a timely basis, availability and cost of products from suppliers, new product and technology introductions by competitors, changes in the mix of products produced and sold, intellectual property disputes, the timing and extent of product development costs, and general economic conditions. In the past, average selling prices of established products have generally declined over time and this trend is expected to continue in the future.
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
Increasing Integration Levels
High levels of integration enhance the benefits of our products by reducing production costs through the use of fewer external components, reduced board space, and improved system assembly yields. By combining all of the necessary communications functions for a complete system solution, Skyworks can deliver additional semiconductor content, thereby offering existing and potential customers more compelling and cost-effective solutions.
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
Diversifying Customer Base
Skyworks supports virtually every wireless handset original equipment manufacturer (“OEM”) including Nokia Corp., Motorola, Inc., Samsung Electronics Co., Sony Ericsson Mobile Communications and LG Electronics, Inc. Additionally, we supply original design manufacturers (“ODMs”) such as Arima, Inc., BenQ Corp., Chi Mei Enterprises, Inc., Compal Electronics, Inc., and Quanta as well as emerging domestic handset suppliers throughout China. With the move to outsourcing to enable increased OEM focus on brand and channel development, we believe we are particularly well-positioned to address the growing needs of new market entrants and established suppliers alike who seek RF and system-level integration expertise.
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
RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
     The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine months ended June 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.3	59.6	60.4	60.1

Gross margin	40.7	40.4	39.6	39.9
Operating expenses:
Research and development	20.8	18.7	19.2	20.2
Selling, general and administrative	13.4	12.8	13.0	12.3
Special charges	0.0	0.0	0.0	2.8
Amortization	0.3	0.3	0.3	0.4

Total operating expenses	34.5	31.8	32.5	35.7

Operating income	6.2	8.6	7.1	4.2
Interest expense	(1.9)	(1.7)	(1.8)	(2.5)
Other income, net	0.8	0.2	0.6	0.2

Income before income taxes	5.1	7.1	5.9	1.9
Provision for income taxes	1.2	0.8	2.2	0.5

Net income	3.9%	6.3%	3.7%	1.4%

GENERAL
During the nine months ended June 30, 2005, we strengthened operating results and generated positive cash flows. More specifically, we:
•	experienced continued strong demand for our products resulting in an 8% increase in units sold

•	expanded on the success of our market leading front-end modules with an increase of over 100% in our Global Systems for Mobiles (GSM) front-end module units sold

•	leveraged our strategy of higher integration to minimize our aggregate average selling price erosion to 1%

•	experienced a 10% revenue increase in our core wireless markets
NET REVENUES

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Net revenues	$191,532	(7.6)%	$207,377	$602,197	6.4%	$565,956
We market and sell our semiconductor products and system solutions to leading OEMs of communication electronics products, third-party ODMs and contract manufacturers and indirectly through electronic components distributors.
During the three months ended June 30, 2005, we experienced a 12% aggregate decrease in the average selling price of our products offset partially by a 5% increase in units sold, when compared to the corresponding period in the previous fiscal year. The decrease in net revenues for the quarter versus the same period last year is primarily due to lower tier three customer purchases of cellular systems products, particularly in Europe, and the conclusion of assembly and test services provided to Conexant under a supply agreement entered into at the time of the Merger.
Net revenues increased for the nine months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of increased demand for our wireless product portfolio. During the nine months ended June 30, 2005, we experienced an 8% increase in units sold and a 1% aggregate decrease in the average selling price of our products. The change in the average selling price of our products for the three and nine months ended June 30, 2005 of 12% and 1%, respectively, was largely due to changes in product mix. We experienced a shift in our product mix to more highly integrated products which tempered the decrease in the average selling price of our single function products of approximately 18%, when compared to the corresponding period in the previous fiscal year. More specifically, we launched and ramped new highly integrated products increasing our average selling prices primarily within our front-end module products. The increase in net revenues for the nine months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year was tempered by a decrease of approximately $16.0 million in net revenues from Conexant for assembly and test services.
GROSS PROFIT

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Gross profit	$77,874	(7.1)%	$83,784	$238,492	5.7%	$225,556
% of net revenues	40.7%		40.4%	39.6%		39.9%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
Gross profit as a percentage of net revenues increased for the three months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of increased operational efficiency, effective capacity utilization, and a shift to a higher margin product mix. Gross profit as a percentage of net revenues decreased slightly for the nine months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of additional costs we incurred earlier in the fiscal year as we launched and ramped a number of more highly integrated product offerings and sub-optimal utilization of assets associated with the decline in the assembly and test services provided to Conexant. We will continue to focus on attaining further operational efficiencies and launching new, more highly innovative products with higher average selling prices and gross margins.
RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Research and development	$39,823	2.9%	$38,712	$115,612	1.2%	$114,250
% of net revenues	20.8%		18.7%	19.2%		20.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices and design and test tool costs.
Research and development expenses as a percentage of net revenues increased for the three months ended June 30, 2005, when compared to the corresponding period in the previous fiscal year primarily as a result of new product development within our focus areas of linear products and more highly integrated solutions for our mobile applications. Research and development expenses decreased as a percentage of net revenues for the nine months ended June 30, 2005, when compared to the corresponding period in the previous fiscal year as we realized the benefits of expense reductions initiatives that were taken in the two preceding fiscal years. We are committed to streamlining our processes and focusing our product development on integrated and differentiated products to meet the needs of our customers.
SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Selling, general and administrative	$25,745	(2.8)%	$26,493	$78,027	12.4%	$69,427
% of net revenues	13.4%		12.8%	13.0%		12.3%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs. Selling, general and administrative expenses decreased for the three months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of lower legal expenses as the Qualcomm litigation was settled. Selling, general and administrative expenses increased for the nine months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of additional direct selling expenses attributable to an increase in demand for our wireless product portfolio. In addition, selling, general and administrative expenses reflect increases in legal expenses related to protecting our intellectual property portfolio. See Note 10 of Notes to Interim Consolidated Financial Statements for information related to our contingencies.

SPECIAL CHARGES

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Special charges	$—	nm	$—	$—	nm	$15,759
% of net revenues	—		—	—		2.8%

nm = not meaningful
ASSET IMPAIRMENTS
During the second quarter of fiscal 2004, we recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge includes approximately $1.8 million of contractual payment obligations, which substantially all amounts have been paid as of June 30, 2005. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying values of the related assets (intangible assets, machinery and equipment) were impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.
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
See Note 5 of Notes to Interim Consolidated Financial Statements for activity and liability balances related to our restructuring actions.
AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Amortization	$536	(30.2)%	$768	$1,818	(21.2)%	$2,306
% of net revenues	0.3%		0.3%	0.3%		0.4%
In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense for the three and nine months ended June 30, 2005 and 2004 primarily represents the amortization of these intangible assets.

INTEREST EXPENSE

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Interest expense	$3,683	2.0%	$3,610	$10,851	(24.6)%	$14,386
% of net revenues	1.9%		1.7%	1.8%		2.5%
The decrease in interest expense for the nine months ended June 30, 2005 when compared to the corresponding period in the previous fiscal year is primarily related to the conversion of our $45 million of senior subordinated notes into shares of our common stock during the third quarter of fiscal 2004.
See Note 4 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Other income, net	$1,536	287.9%	$396	$3,724	223.5%	$1,151
% of net revenues	0.8%		0.2%	0.6%		0.2%
Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items. The increase in other income for the three and nine months ended June 30, 2005 when compared to the corresponding periods in the previous fiscal year is primarily related to an increase in interest income on invested cash balances and short-term investments of approximately $1.0 million and $2.0 million, respectively, as a result of increases in interest rates and growth in our invested cash and short-term investment balances.
PROVISION FOR INCOME TAXES

	Three Months Ended June 30,			Nine Months Ended June 30,
	2005	Change	2004	2005	Change	2004
(in thousands)
Provision for income taxes	$2,233	42.5%	$1,567	$13,358	377.4%	$2,798
% of net revenues	1.2%		0.8%	2.2%		0.5%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of June 30, 2005, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three and nine months ended June 30, 2005, consists of approximately $0.0 and $3.4 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes also principally includes $2.2 million of additional foreign taxes for the nine months ended June 30, 2005 related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. The foreign tax provision was reduced by a gain of $0.3 million and $1.0 million for the three and nine months ended June 30, 2005 from the translation of the long-term deferred tax asset recorded in

Mexico. In addition, the provision for income taxes for the three and nine months ended June 30, 2005 consists of approximately $2.3 million and $9.5 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our annual report on Form 10-K for the fiscal year ended October 1, 2004, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
During the nine months ended June 30, 2005, we reversed our policy of permanently reinvesting the earnings of our Mexican subsidiary. We repatriated approximately $17.0 million of earnings, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax. We provide for U.S. income tax currently on earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are intended to be permanently reinvested.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	June 30,
(in thousands)	2005	2004
Cash and cash equivalents at beginning of period	$123,505	$161,506

Net cash provided by (used in) operating activities	43,774	63,506

Net cash provided by (used in) investing activities	(55,129)	(124,273)

Net cash provided by (used in) financing activities	4,790	10,548

Cash and cash equivalents at end of period	$116,940	$111,287

During the nine months ended June 30, 2005, we generated $43.8 million in cash reflecting net income of $22.6 million, in addition to non-cash charges including depreciation, tax adjustments, amortization and contribution of common shares to savings and retirement plans of $51.4 million. This was offset by a reduction in liabilities of $23.9 million primarily related to payment of prior year incentives and semi-annual interest, and an increase of $4.2 and $1.6 million in our net accounts receivable and inventory balances respectively. For the nine months ended June 30, 2005, we invested $27.6 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. Our investments in capital equipment for the three and nine months ended June 30, 2005 were consistent with our guidance of returning to levels more comparable to fiscal 2003, as provided in our Annual Report on Form 10-K for the fiscal year ended October 1, 2004. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. In addition, for the nine months ended June 30, 2005, we made net investments of approximately $27.5 million in short-term auction rate securities. Cash provided by financing activities for the nine months ended June 30, 2005 primarily represents cash provided by stock option exercises.
Cash provided by operating activities was $63.5 million for the nine months ended June 30, 2004, reflecting a net income of $7.8 million, non-cash charges, primarily depreciation, special charges, amortization, and contribution of common shares to savings and retirement plans of $46.2 million and a net decrease in the components of working capital of approximately $9.5 million.

Cash used in investing activities for the nine months ended June 30, 2004 consisted of $80.9 million of net investments in auction rate securities and capital expenditures of $43.4 million. Cash provided by financing activities for the nine months ended June 30, 2004 principally consisted of approximately $8.3 million of net borrowings from Wachovia Bank, National Association under our Facility Agreement, and $2.9 million of stock option exercises.
Based on our results of operations for the nine months ended June 30, 2005 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
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
Additionally, the conflict in Iraq, as well as other contemporary international conflicts, acts of terrorism, and civil and military unrest contribute to the economic uncertainty. These continuing and potentially escalating conflicts can also be expected to place continued pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such uncertainty continues or economic conditions worsen (or both), our business, financial condition and results of operations will likely be materially and adversely affected.
The wireless semiconductor markets are characterized by intense competition.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
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
Current and potential competitors have established or may in the future establish financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Furthermore, some of our customers have divisions that internally develop or manufacture products similar to ours, and may compete with us. We cannot assure you that we will be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

Our success depends upon our ability to develop new products and reduce costs in a timely manner.
The wireless communications semiconductor industry generally and, in particular, the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, rapid product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration and miniaturization, and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices, modules and system solutions is highly complex and depends on numerous factors, including:
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
We cannot assure you that we will have sufficient resources to make the substantial investment in research and development needed to develop and bring to market new and enhanced products in a timely manner. We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance, or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities and that meet our customers requirements, our business and results of operations would be materially and adversely harmed.
In addition, prices of many of our products decline, sometimes significantly, over time. We believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.
The markets into which we sell our products are characterized by rapid technological change.
The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:
•	rapid technological developments and product evolution;

•	rapid changes in customer requirements;

•	frequent introduction of new or enhanced products;

•	demand for higher levels of integration, decreased size and decreased power consumption;

•	short product life cycles with declining prices over the life cycle of the product; and

•	evolving industry standards.

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
After our product has been developed, tested and manufactured, our customers may need three to six months or longer to integrate, test and evaluate our product, and an additional three to six months or more to begin volume production of equipment that incorporates the product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.
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
A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 37.3% of our net revenue for the nine months ended June 30, 2005. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2005 and for the foreseeable future. The identity of our largest customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period.
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
On June 30, 2005, we had total indebtedness of approximately $280.0 million, which represented approximately 28% of our total capitalization.
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
Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse affect on our business. In addition, we may discover from time to time defects in our products after they have been shipped, which may require us to pay warranty claims, replace products, or pay costs associated with the recall of a customer’s products containing our parts.
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.
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
A substantial majority of our net revenues are derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations;

•	local economic and political conditions, including social, economic and political instability;

•	disruptions of capital and trading markets;

•	restrictive governmental actions (such as restrictions on transfer of funds, travel, and trade protection measures, including export duties, quotas, customs duties, import or export controls and tariffs);

•	changes in legal or regulatory requirements;

•	natural disasters, acts of terrorism, widespread illness and war;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	cultural differences in the conduct of business;

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements;

•	tax laws;

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction; and

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles, and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain in a competitive posture. If licenses to such technology are not available on commercially reasonable terms and conditions, and we cannot otherwise integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.
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
Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar products, potentially resulting in loss of market share and price erosion. Even if we receive a patent, the patent claims may not be broad enough to adequately protect our technology. Furthermore, even if we receive patent protection in the United States, we may not seek, or may not be granted, patent protection in foreign countries. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for certain technologies and in certain foreign countries.
There is a growing industry trend to include or adapt “open source” software that is generally made available to the public by its developers, authors or third parties. Often such software includes license provisions requiring public disclosure of any derivative works containing open source code. There is little legal precedent in the area of open source software or its effects on copyright law or the protection of proprietary works. We take steps to avoid the use of open source works in our proprietary software, and are taking steps to limit our suppliers from doing so. However, in the event a copyright holder were to demonstrate in court that we have not complied with a software license, we may be required to cease production or distribution of that work or to publicly disclose the source code for our proprietary software, which may negatively affect our operations or stock price.
We attempt to control access to and distribution of our proprietary information through operational, technological and legal safeguards. Despite our efforts, parties, including former or current employees, may attempt to copy, disclose or obtain access to our information without our authorization. Furthermore, attempts by computer hackers to gain unauthorized access to our systems or information could result in our proprietary information being compromised or interrupt our operations. While we attempt to prevent such unauthorized access we may be unable to anticipate the methods used, or be unable to prevent the release of our proprietary information.

Our success depends, in part, on our ability to effect suitable investments, alliances and acquisitions, and to integrate companies we acquire.
Although we have in the past and intend to continue to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage, or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:
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
Increasingly stringent environmental laws, rules and regulations may require us to redesign our existing products and processes, and could adversely affect our ability to cost-effectively produce our products.
The semiconductor and electronics industries have been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive requires that certain substances be removed from all electronics components by July 1, 2006. Removing such substances requires the expenditure of additional research and development funds to seek alternative substances, as well as increased testing by third-parties to ensure the quality of our products and compliance with the RoHS Directive. Alternative substances may not be readily available or commercially feasible, may only be available from a single source, or may be significantly more expensive than their restricted counterparts. While we have implemented a compliance program to ensure our product offering meets these regulations, if we are unable to complete the transition in a timely manner, or ensure consistent quality and product yields with redesigned processes, our operations may be adversely affected.
We may be liable for penalties under environmental laws, rules and regulations, which could adversely impact our business.
We have used, and will continue to use, a variety of chemicals and compounds in manufacturing operations and have been and will continue to be subject to a wide range of environmental protection regulations in the United States and in foreign countries. We cannot assure you that current or future regulation of the materials necessary for our products would not have a material adverse effect on our business, financial condition and results of operations. Environmental regulations often require parties to fund remedial action for violations of such regulations regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. Furthermore, our customers increasingly require warranties or indemnity relating to compliance with environmental regulations. We cannot assure you that the amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws will not have a material adverse effect on our business, financial condition and results of operations.
Our stock price has been volatile and may fluctuate in the future. Accordingly, you might not be able to sell your shares of common stock at or above the price you paid for them.
The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•	our performance and prospects;

•	the performance and prospects of our major customers;

•	announcements of new products and technological innovations by our customers, competitors or us;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.
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

In addition, fluctuations in our stock price, volume of shares traded, and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis. Our company has been, and in the future may be, the subject of commentary by financial news media. Such commentary may contribute to volatility in our stock price. If our operating results do not meet the expectations of securities analysts or investors, our stock price may decline, possibly substantially over a short period of time. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.
Changes in the accounting treatment of stock options will adversely affect our results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) in the reporting period starting October 1, 2005. When we are required to expense employee stock options in the future, this change in accounting treatment could materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of using the fair-value-based method of accounting for share-based payment transactions on our recent results of operations, see Note 9 of Notes to Interim Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2004.
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
There were no significant changes made in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS
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
Date: August 10, 2005

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