Form 10-K
period 2005-09-30
SKYWORKS SOLUTIONS INC
filed 2005-12-14
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended September 30, 2005
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

Registrant’s telephone number, including area code:	(781) 376-3000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.25 par value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2005) was approximately $982,184,761. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share as of December 8, 2005 was 158,786,540.
The Exhibit Index is located on page 84.

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2005

In this document, the words “we”, “our”, “ours” and “us” refer only to Skyworks Solutions, Inc. and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the spectrum.

•	DigRF: the digital interface standard that defines an efficient physical interconnection between baseband and RF integrated circuits for digital cellular terminals.

•	EDGE (Enhanced Data rates for Global Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 384Kpbs.

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports data packets.

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, but is also used around the world.

•	PHS (Personal Handyphone System): a TDMA-based cellular phone system introduced in Japan in mid 1995.

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G mobile communications standard, being pursued in the People’s Republic of China by the CATT.

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA.

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes.
Skyworks, Breakthrough Simplicity, the star design logo, DCR, iPAC, LIPA, Lynx, Pegasus, Polar Loop, Single Package Radio, SPR, System Smart, and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.
CAUTIONARY STATEMENT
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “potential”, “continue”, “estimates”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, forward-looking statements include, but are not limited to:
•	our plans to develop and market new products, enhancements or technologies and the timing of these development programs;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of expenses and future revenues and profitability;

•	our estimates of the size of the markets for our products and services;

•	the rate and degree of market acceptance of our products; and

•	the success of other competing technologies that may become available.
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
This Annual Report on Form 10-K also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.
PART l
ITEM 1. BUSINESS.
INTRODUCTION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. Our front-end modules, radio solutions and multimode transceivers are at the heart of many of today’s leading-edge multimedia handsets and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a wide range of applications including automotive, broadband, consumer, industrial, infrastructure, medical, military, Radio Frequency Identification (“RFID”), satellite and wireless data.
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Annual Report on Form 10-K, the Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali”. Shortly thereafter, Alpha, which was incorporated in Delaware in 1962, changed its corporate name to Skyworks Solutions, Inc.
We are headquartered in Woburn, Massachusetts, and have executive offices in Irvine, California. We have design, engineering, manufacturing, marketing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our website free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material with the Securities and Exchange Commission (“SEC”). The information contained in our website is not incorporated by reference in this Annual Report on Form 10-K.
INDUSTRY BACKGROUND
We believe that the wireless industry is on the verge of another growth cycle. According to Deutsche Bank, handset sales will have increased approximately 100% between 2001 and 2005 with volumes expected to reach 772 million units in 2005, and are expected to grow to nearly 1 billion units by 2008. Today, the worldwide penetration rate of wireless devices is less than 30%, given the low subscriber adoption rates in some of the world’s largest countries such as China and India. It is anticipated that approximately 993 million new subscribers will begin using wireless services over the next five years, bringing the worldwide subscriber base to nearly 2.9 billion people by 2008 – or roughly 37% of the world’s population.
At that same time, handset growth is also being driven by replacement units purchased by existing subscribers, as carriers introduce updated models, smaller form factors, added features and new multimedia applications. More specifically, traditional voice services offered by wireless carriers are being rapidly supplemented or augmented by the emergence of next-generation features such as cameras, TVs, video gaming, Web browsing, and WiFi-based (802.11) wireless data applications. As more and more features emerge within the handset, higher levels of semiconductor integration and power efficient architectures are required. Furthermore, many services will be offered simultaneously and over different frequencies, requiring agile, multimode operability.

Meanwhile, outside of the handset market, wireless technologies are rapidly proliferating as they are the critical link between the analog and digital worlds. Core analog technology allows for the detection, measurement, amplification and conversion of temperature, pressure and audio information into the digital realm. According to the Semiconductor Industry Association, the total available market for the analog semiconductor segment was $32 billion in 2005 and is expected to approach $50 billion in 2008. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and higher gross margins, is highly fragmented and diversified among various end-markets, customer bases and applications.
We believe that these market trends create a potentially significant opportunity for a broad-based semiconductor supplier with a comprehensive product portfolio based on radio frequency and analog technologies.

SKYWORKS’ STRATEGY
Skyworks’ vision is to become the premier supplier of radio solutions and precision analog semiconductors for mobile communications applications. Key elements in our strategy include:
Leveraging Core Technologies
Skyworks deploys technology building blocks such as radio frequency integrated circuits, analog/mixed-signal processing cores and digital baseband interfaces across multiple product platforms. We believe that this approach creates economies of scale in research and development, and facilitates a reduction in the time to market for key products.
Increasing Integration Levels
High levels of integration enhance the benefits of our products by reducing production costs through the use of fewer external components, reduced board space and improved system assembly yields. By combining all of the integral functionality, Skyworks can deliver additional semiconductor content, thereby offering existing and potential customers more compelling and cost-effective solutions.
Capturing an Increasing Amount of Semiconductor Content
We enable our customers to start with individual components as necessary, and then migrate up the product integration ladder. We believe that our highly integrated solutions will enable these customers to improve their time-to-market while focusing their resources on product differentiation through a broader range of more sophisticated, next-generation features.
Focusing on a Leadership Customer Base
Skyworks supports every top-tier wireless handset Original Equipment Manufacturer (“OEM”) including Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony Ericsson Mobile Communications AB and LG Electronics, Inc. At the same time, we are diversifying our customer base as we introduce highly innovative linear products in support of medical, automotive, consumer and broadband applications. We believe that the efficiency learned from working with highly agile handset market leaders will prove to be a competitive advantage in these newly addressed market areas.
Delivering Operational Excellence
The Skyworks operations team leverages world-class manufacturing technologies and enables highly integrated modules, as well as system-level solutions. Skyworks strategy is to vertically integrate where it can differentiate or will otherwise enter alliances and partnerships for leading-edge capabilities. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. We are focused on achieving the industry’s shortest cycle times, highest yields and ultimately the lowest cost structure.
BUSINESS FRAMEWORK
To address the wireless industry opportunities discussed above and to execute our strategy, we have aligned our product portfolio around two markets: mobile platforms and linear products. We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios that, when coupled with key customer relationships with all major handset manufacturers, positions us well to meet industry needs.

SKYWORKS PRODUCT PORTFOLIO

CDMA RF Subsystems	Amplifiers
DCR™ Transceivers	Attenuators
GPRS RF Subsystems	Chip Capacitors
GSM/GPRS/EDGE Power Amplifiers	Diodes
Helios™ DigRF Subsystem	Directional Couplers/Detectors
Helios™ EDGE RF Subsystems	Hybrids
Intera™ Front-End Modules	Infrastructure RF Subsystems
Lynx™ EDGE System Platforms	Phase Shifters
Pegasus™ GPRS System Platforms	Power Dividers/Combiners
PHS System Solutions	Receivers
SPR™ Solutions	Switches
TD-SCDMA Power Amplifiers	Synthesizers/PLLs
WCDMA/CDMA Power Amplifiers	Technical Ceramics
WCDMA FEMs	Transmitters
WCDMA Transceivers	WLAN Front-End Modules
Mobile Platforms:
•	DCR Transceiver (Tx/Rx): encompasses the complete RF transmit and receive functions.

•	Front-End Modules (FEM): power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution.

•	Power Amplifiers (PA): the module that strengthens the signal so that it has sufficient energy to reach a base station.

•	RF Subsystems/Single Package Radio (SPR™) Solution: combines the transceiver, the PA and associated controller, surface acoustic wave (SAW) filters, and a switchplexer into a single, multi chip module (MCM) package.

•	System Platforms: incorporates all RF devices referenced above, as well as baseband processors that handle mixed-signal functions (converting analog signals to digital) and ARM/DSP digital devices that act as the central processor.

Linear Products:
•	Attenuators: A circuit that allows a known source of power to be reduced by a predetermined factor (usually expressed as decibels).

•	Capacitors: a passive electronic component that stores energy in the form of an electrostatic field.

•	Ceramic: material used in semiconductors which contain transition metal oxides that are II-VI semiconductors, such as zinc-oxide.

•	Diodes: semiconductor devices that pass current in one direction only.

•	Directional Coupler: a transmission coupling device for separately sampling the forward or backward wave in a transmission line.

•	Directional Detector: intended for use in power management applications.

•	Hybrid: monolithic circuitry that is 100% passive and offers low loss, high isolation and phase/amplitude balance.

•	Phase Shifter: achieves its distinct sound by creating one or more notches in the frequency domain that eliminate sounds at the notch frequencies.

•	PLL (Phase-Locked Loop): is a closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal.

•	Power Combiner: used for connecting more than one antenna to a single radio.

•	Power Divider: passive devices designed to combine multiple antennas in a stacked antenna system, while providing a constant 50 ohm impedance over the bandwidth chosen.

•	Switch: the component that performs the change between the transmit and receive function, as well as the band function for cellular handsets.

•	Synthesizer: designed for tuning systems and is optimized for low phase noise with comparison frequencies.
THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad multimode radio and precision analog product portfolio

•	Market leadership in key product segments

•	Solutions for all air interface standards, including GSM/GPRS/EDGE, WCDMA, CDMA2000 and WLAN

•	Analog, Radio Frequency (“RF”), mixed signal and digital design capabilities

•	Access to all key process technologies: GaAs HBT, PHEMT, BiCMOS, SiGE, CMOS and RF CMOS

•	World-class manufacturing capabilities and scale

•	Superior level of customer service and technical support

•	Commitment to technology innovation
MARKETING AND DISTRIBUTION
Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all major market regions. In some markets we supplement our direct sales effort with independent manufacturers’ representatives, assuring broader coverage of territories and customers. We also utilize distribution partners, some of which are franchised globally with others focused in specific regional markets (e.g., Europe, North America, China and Taiwan).
We maintain an internal marketing organization that is responsible for developing sales and advertising literature, print media, such as product announcements and catalogs, as well as a variety of Web-based content. Skyworks’ sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of a new program. This partnership allows our team to facilitate customer-driven solutions, which leverage the unique strength of our portfolio while providing high value and greatly reducing time-to-market.
We believe that the technical and complex nature of our products and markets demand an extraordinary commitment to close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, purchasing and project management. We also employ a collaborative approach in developing these partnerships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.
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
REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers for our reportable segment for each of the last three fiscal years, see Note 15 of Item 8 of this Annual Report on Form 10-K.
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
COMPETITIVE CONDITIONS
We compete on the basis of time-to-market, new product innovation, overall product quality and performance, price, compliance with industry standards, strategic relationships with customers, and protection of our intellectual property. Certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.
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
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. Our design centers are strategically located around the world to be in close proximity to our customers and to take advantage of key technical and engineering talent worldwide. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies. Our research and development expenditures for fiscal 2005, 2004, and 2003 were $152.2, $152.6 and $156.1 million, respectively.

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
BACKLOG
Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels. We also deliver product to certain external customer “hubs” (consignment) where our significant customers will pull inventory from their existing consignment inventories when required. These consignment pulls trigger revenue recognition and we periodically replenish these inventory levels.
ENVIRONMENTAL REGULATIONS
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.
Most of our European customers have mandated that our products comply with local and regional lead free and other “green” initiatives. We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.
CYCLICALITY/ SEASONALITY
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
GEOGRAPHIC INFORMATION
For information regarding net revenues by geographic region for each of the last three fiscal years, see Note 15 of Item 8 of this Annual Report on Form 10-K.
EMPLOYEES
As of September 30, 2005, we employed approximately 4,000 persons. Approximately 800 employees in Mexico are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.

ITEM 2. PROPERTIES.
We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 15 of Item 8 of this Annual Report on Form 10-K. We own and lease approximately 885,000 square feet and 59,000 square feet, respectively, of office and manufacturing space. In addition, we lease approximately 405,000 square feet of sales office and design center space with approximately 23% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities measuring 50,000 square feet or more:

Location	Owned/Leased	Primary Function
Woburn, Massachusetts	Owned	Corporate headquarters and manufacturing
Irvine, California	Leased	Office space and design center
Newbury Park, California	Owned	Manufacturing and office space
Newbury Park, California	Leased	Design center
Adamstown, Maryland	Owned	Manufacturing and office space
Mexicali, Mexico	Owned	Assembly and test facility
Haverhill, Massachusetts	Owned	Vacant – building and land (under contract)
We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.
Certain of our facilities, including our California and Mexico facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities.
In fiscal 2003, we relocated our operations from our Haverhill, Massachusetts facility to our Woburn, Massachusetts, and Mexicali, Mexico facilities. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of September 30, 2005, the prospective buyer had received a portion of these regulatory approvals and anticipates receiving the remaining regulatory approval in 2006. If the prospective buyer does not receive all regulatory approvals by June 30, 2006, the prospective buyer has the option of terminating the original contract. Alternatively, the prospective buyer can renegotiate or extend the original contract with our approval.
ITEM 3. LEGAL PROCEEDINGS.
From time to time various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against Skyworks, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Skyworks. Intellectual property disputes often have a risk of injunctive relief, which, if imposed against Skyworks, could materially and adversely affect the financial condition, or results of operations of Skyworks.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ National Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ National Market. The number of stockholders of record of Skyworks’ common stock as of December 8, 2005, was approximately 34,860.

	High	Low

Fiscal year ended September 30, 2005:

First quarter	$10.91	$8.74
Second quarter	8.99	6.07
Third quarter	7.94	5.07
Fourth quarter	8.38	6.67

Fiscal year ended October 1, 2004:

First quarter	$11.25	$7.40
Second quarter	12.45	9.13
Third quarter	12.68	7.98
Fourth quarter	10.04	6.98

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
ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003, and fiscal years 2005 and 2004 each consisted of 52 weeks and ended on September 30, 2005, and October 1, 2004, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month. The following balance sheet data and statements of operations data for the five years ended September 30, 2005, were derived from our audited consolidated financial statements. Consolidated balance sheets at September 30, 2005, and 2004, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 30, 2005, and notes thereto appear elsewhere in this Annual Report on Form 10-K.
Because the Merger was accounted for as a reverse acquisition, a purchase of Alpha by Washington/Mexicali, the historical financial statements of Washington/Mexicali became the historical financial statements of Skyworks after the Merger. The historical information provided below does not include the historical financial results of Alpha for periods prior to June 26,

2002, the date the Merger was consummated. The historical financial information may not be indicative of our future performance and does not reflect what the results of operations and financial position prior to the Merger would have been had Washington/Mexicali operated independently of Conexant during the periods presented prior to the Merger or had the results of Alpha been combined with those of Washington/Mexicali during the periods presented prior to the Merger.

			Fiscal Year
	2005	2004	2003	2002 (1)	2001 (1)

(In thousands)

Statement of Operations Data:
Net revenues	$792,371	$784,023	$617,789	$457,769	$260,451

Cost of goods sold (2)	484,599	470,807	370,940	329,701	311,503

Gross profit (loss)	307,772	313,216	246,849	128,068	(51,052)

Operating expenses:

Research and development	152,215	152,633	156,077	133,614	111,053

Selling, general and administrative	103,070	97,522	85,432	51,074	51,267

Amortization of intangible assets (3)	2,354	3,043	4,386	12,929	15,267

Purchased in-process research and development (4)	—	—	—	65,500	—

Special charges (5)	—	17,366	34,493	116,321	88,876

Total operating expenses	257,639	270,564	280,388	379,438	266,463

Operating income (loss)	50,133	42,652	(33,539)	(251,370)	(317,515)

Interest expense	(14,597)	(17,947)	(21,403)	(4,227)	—

Other income (expense), net	5,453	1,691	1,317	(56)	210

Income (loss) before income taxes and cumulative effect of change in accounting principle	40,989	26,396	(53,625)	(255,653)	(317,305)
Provision (benefit) for income taxes	15,378	3,984	652	(19,589)	1,619

Income (loss) before cumulative effect of change in accounting principle	25,611	22,412	(54,277)	(236,064)	(318,924)

Cumulative effect of change in accounting principle, net of tax (6)	—	—	(397,139)	—	—

Net income (loss)	$25,611	$22,412	$(451,416)	$(236,064)	$(318,924)

Per share information (7):

Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$0.16	$0.15	$(0.39)	$(1.72)
Cumulative effect of change in accounting principle, net of tax, basic and diluted (6)	—	—	(2.85)	—

Net income (loss), basic and diluted	$0.16	$0.15	$(3.24)	$(1.72)

Balance Sheet Data:
Working capital	$337,747	$282,613	$249,279	$79,769	$60,540

Total assets	1,187,843	1,168,806	1,090,668	1,346,912	314,287

Long-term liabilities	237,044	235,932	280,677	184,309	3,806

Stockholders’ equity	792,564	751,623	673,175	1,014,976	287,661

(1)	The Merger was completed on June 25, 2002. Financial statements for periods prior to June 26, 2002, represent Washington/Mexicali’s combined results and financial condition. Financial statements for periods after June 25, 2002, represent the consolidated results and financial condition of Skyworks, the combined company.

(2)	In fiscal 2001, we recorded $58.7 million of inventory write-downs.

(3)	Amounts in fiscal 2005, 2004, and 2003 primarily reflect amortization of current technology and customer relationships acquired in the Merger. Amounts in fiscal 2002 and 2001 primarily reflect amortization of goodwill and other intangible assets related to the acquisition of Philsar Semiconductor, Inc. in fiscal 2000.

(4)	In fiscal 2002, we recorded purchased in-process research and development charges of $65.5 million related to the Merger.

(5)	In fiscal 2004, we recorded special charges of $17.4 million, principally related to the impairment of legacy technology licenses related to our cellular systems business and certain restructuring charges. In fiscal 2003, we recorded special charges of $34.5 million, principally related to the impairment of assets related to our infrastructure products and certain restructuring charges. In fiscal 2002, we recorded special charges of $116.3 million, principally related to the impairment of the assembly and test machinery and equipment and the related facility in Mexicali, Mexico, and the write-off of goodwill and other intangible assets related to Philsar Semiconductor, Inc. In fiscal 2001, we recorded special charges of $88.9 million, principally related to the impairment of certain wafer fabrication assets and restructuring activities.

(6)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. As a result of this adoption, we performed a transitional evaluation of our goodwill and intangible assets with indefinite lives. Based on this transitional evaluation, we determined that our goodwill was impaired and recorded a $397.1 million charge for the cumulative effect of a change in accounting principle in fiscal 2003.

(7)	Prior to the Merger with Alpha Industries, Inc., Washington/Mexicali had no separate capitalization. Therefore, a calculation cannot be performed for weighted average shares outstanding to then calculate earnings per share.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and elsewhere in this Annual Report on Form 10-K.
OVERVIEW
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. Our front-end modules, radio solutions and multimode transceivers are at the heart of many of today’s leading-edge multimedia handsets and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a wide range of applications including automotive, broadband, consumer, industrial, infrastructure, medical, military, Radio Frequency Identification (“RFID”), satellite and wireless data.
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
BUSINESS FRAMEWORK
To address the wireless industry opportunities discussed above and execute to our strategy, we have aligned our product portfolio around two markets: mobile platforms and linear products. We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios that, when coupled with key customer relationships with all major handset manufacturers, positions us well to meet industry needs.
BASIS OF PRESENTATION
On June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among Alpha Industries, Inc. (“Alpha”), Conexant Systems, Inc. (“Conexant”) and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business, including its gallium arsenide wafer fabrication facility located in Newbury Park, California, but excluding certain assets and liabilities, Washington merged with and into Alpha with Alpha as the surviving entity (the “Merger”). Immediately following the Merger, we purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). The Washington business and the Mexicali Operations are collectively referred to herein as “Washington/Mexicali”. Following the Merger, Alpha changed its corporate name to Skyworks Solutions, Inc.
Our fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and ended on October 3, 2003, and fiscal years 2005 and 2004 each consisted of 52 weeks and ended on September 30, 2005 and October 1, 2004, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
GENERAL
During fiscal 2005, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically, we:
▪	experienced an increase in revenues from our Radio Frequency (“RF”) products of 16.2% in aggregate dollars and 21.0% in units shipped from fiscal 2004 to fiscal 2005, tempered somewhat by a decrease in revenues for our cellular systems products of 13.9% in aggregate dollars and 7.8% in units shipped;

▪	experienced a 1.1% increase in aggregate revenue in fiscal 2005 as compared to fiscal 2004, despite an approximate 20% decline in average selling prices of our more mature single functionality products and an approximate 5% average selling price decline in our more highly integrated, complex next generation products. We achieved an 8.3% increase in overall units sold;

▪	experienced a 62.6% decrease in revenues from our assembly and test services area in fiscal 2005 as compared to fiscal 2004, as we fulfilled our agreement with Conexant and have exited this product area;

▪	experienced a 1.7% decrease in gross profits in fiscal 2005 as compared to fiscal 2004 principally due to product mix shifts, a one-time payment to a customer and continued additional costs associated with our highly integrated products;

▪	reduced overall operating expenses by 4.8% (primarily due to lower incentive compensation expenses) from fiscal year 2004 and increased operating income by 17.5% from fiscal year 2004 to 2005;

▪	increased revenues from our family of iPAC™ power amplifiers and Intera™ transmit front-end modules in fiscal 2005 as compared to 2004. We also introduced Helios™, our patented and highly innovative EDGE radio solution in fiscal 2005; and

▪	Increased cash and short-term investments by $21.3 million while still investing an additional $38.1 million in capital equipment.

RESULTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	61.2	60.1	60.0

Gross margin	38.8	39.9	40.0
Operating expenses:
Research and development	19.2	19.5	25.3
Selling, general and administrative	13.0	12.4	13.8
Amortization of intangible assets	0.3	0.4	0.7

Special charges	—	2.2	5.6

Total operating expenses	32.5	34.5	45.4

Operating income (loss)	6.3	5.4	(5.4)
Interest expense	(1.8)	(2.3)	(3.5)
Other income, net	0.7	0.2	0.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	5.2	3.3	(8.7)
Provision for income taxes before cumulative effect of change in accounting principle	2.0	0.5	0.1

Income (loss) before cumulative effect of change in accounting principle	3.2	2.8	(8.8)
Cumulative effect of change in accounting principle, net of tax.	—	—	(64.2)

Net income (loss)	3.2%	2.8%	(73.0)%

NET REVENUES

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Net revenues	$792,371	1.1%	$784,023	26.9%	$617,789
We market and sell our semiconductor products and system solutions to leading Original Equipment Manufacturers (“OEMs”) of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues increased slightly overall in fiscal 2005 when compared to fiscal 2004 primarily as a result of increased demand in our RF product area. Revenues in aggregate dollars from our highly integrated complex RF products more than doubled between fiscal 2004 and fiscal 2005. This increase in revenues was partially offset by an overall decrease in average selling prices in nearly all of our product areas. Additionally, cellular systems revenue in aggregate dollars declined 13.9% and revenues from test and assembly declined by 63% due to the termination of the test and assembly services arrangement with Conexant. Our revenues from the test and assembly business averaged $10.0 million per quarter in fiscal 2004 and were $5.0 million in the second fiscal quarter of 2005. We fulfilled our manufacturing support obligation to Conexant on June 30, 2005.
Net revenues increased for fiscal 2004 when compared to the previous fiscal year primarily as the result of increased demand for our wireless product portfolio. More specifically, we had launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. Additionally, power amplifiers, front-end modules, RF subsystems and complete cellular systems exhibited strong year-over-year growth. These increases in net revenues were tempered by a decrease in average selling prices primarily within our single function products and a decrease of approximately $15 million in net revenues for our assembly and test services as demand for these services declined in fiscal 2004. During fiscal 2004, the number of units we sold increased by approximately 53% when compared to fiscal 2003, however our average selling price across all products decreased in the aggregate by approximately 17% when compared to the previous fiscal year.

For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 15 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Gross profit	$307,772	(1.7)%	$313,216	26.9%	$246,849
% of net revenues	38.8%		39.9%		40.0%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
Gross profit for fiscal 2005 decreased by $5.4 million and gross profit margin decreased from 39.9% to 38.8% from fiscal 2004. The decrease in both absolute dollars and as a percentage of sales was primarily due to 1) continued additional costs associated with the ongoing launch of a number of our more highly integrated products, 2) an unfavorable shift in product mix in the fourth fiscal quarter, and 3) a one time payment to a customer of $3.2 million in the fourth fiscal quarter. A decline in the assembly and test services provided to Conexant in conjunction with fixed overhead and manufacturing costs in the assembly and test area also contributed to the decreased gross profit margin between fiscal 2005 and fiscal 2004.
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
RESEARCH AND DEVELOPMENT

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Research and development	$152,215	(0.3)%	$152,633	(2.2)%	$156,077
% of net revenues	19.2%		19.5%		25.3%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
Research and development expenses in fiscal 2005 declined slightly when compared to fiscal 2004. The decline is principally due to decreased incentive compensation costs. We remain committed to streamlining and focusing product development efforts on next-generation, highly integrated products to meet the needs of our customers.
We also reduced research and development expenditures in our cellular systems product area. More specifically, we focused our product development on core front-end modules, RF subsystems, infrastructure and next-generation solutions. Research and development expenses were lower in fiscal 2004 when compared to the previous year as we realized benefits from cost saving initiatives implemented in the previous two fiscal years.
SELLING, GENERAL AND ADMINISTRATIVE

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Selling, general and administrative......	$103,070	5.7%	97,522	14.2%	$85,432
% of net revenues	13.0%		12.4%		13.8%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.

The increase in selling, general and administrative expenses in fiscal 2005 as compared to fiscal 2004 is primarily due to an increase in bad debt expense of $4.8 million between fiscal 2005 and fiscal 2004. Additionally, costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 contributed to the increase. The increased bad debt expense and Sarbanes-Oxley fees were partially offset by reductions in incentive compensation costs and legal costs due to the settlement of an intellectual property lawsuit.
The increase in selling, general and administrative expenses in fiscal 2004 when compared to the previous year is primarily attributable to an increase of approximately $5 million in legal expenses related to protecting our intellectual property portfolio. In addition, we incurred incentive related compensation expenses in fiscal 2004, which were not incurred in fiscal 2003. We tie incentive compensation to the accomplishment of specific financial objectives each fiscal year and met these objectives in fiscal 2004, whereas these objectives were not met in fiscal 2003. During fiscal 2004, we also incurred information systems conversion costs, whereas these expenses were not incurred in fiscal 2003. We transitioned our information systems services from Conexant Systems, Inc. to a third-party service provider during the third quarter of fiscal 2004. These increases in selling, general and administrative expenses for fiscal 2004 when compared to the previous year were partially offset by realization of the benefit of cost saving initiatives implemented in the previous two fiscal years.
AMORTIZATION OF INTANGIBLE ASSETS AND WARRANTS

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Amortization of intangible assets	$2,354	(22.6)%	$3,043	(30.6)%	$4,386
% of net revenues	0.3%		0.4%		0.7%
In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2005, 2004, and 2003 primarily represents the amortization of these intangible assets.
The decrease in amortization expense on intangible assets between fiscal 2005 and fiscal 2004 is the result of $0.8 million in amortization expense recognized on certain warrants in 2004, while only $0.2 million was recognized in fiscal 2005.
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
For additional information regarding goodwill and intangible assets, see Note 6 to the Consolidated Financial Statements.
SPECIAL CHARGES

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Special charges	$—	(100.0)%	$17,366	(49.7)%	$34,493
% of net revenues	0.0%		2.2%		5.6%
No special charges were recorded in fiscal 2005.
Special charges consist of charges for asset impairments and restructuring activities, as follows:
     ASSET IMPAIRMENTS
During the second quarter of fiscal 2004, we recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. The impairment charge was based on a recoverability analysis prepared by management in response to the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets

(intangible assets, machinery and equipment) was impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.
During the fourth quarter of fiscal 2003, we recorded a $26.0 million charge for the impairment of assets related to certain infrastructure products manufactured in our Woburn, Massachusetts and Adamstown, Maryland facilities. The Woburn facility primarily manufactures semiconductor products based on both silicon wafer technology and gallium arsenide technology. Our Adamstown, Maryland facility primarily manufactures ceramics components. We experienced a significant decline in factory utilization resulting from a downturn in the market for products manufactured at these two facilities and a decision to discontinue certain products. The impairment charge was based on a recoverability analysis prepared by management based on these factors and the related impact on our current and projected outlook. We projected lower revenues and new order volume for these products and management believed these factors indicated that the carrying value of the related assets (machinery, equipment and intangible assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products over a five-year period. Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144, the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 16%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write down established a new cost basis for the impaired assets. The anticipated pre-tax cost savings related to these impairment charges is expected to be $5.3 million from fiscal 2006 through fiscal 2008 and $8.6 million from fiscal 2009 through fiscal 2023. We realized actual savings from this asset impairment of $12.1 million in fiscal 2004 and 2005. This amount related to depreciation expense that was not recorded due to the impairment of the assets.
In addition, during the fourth quarter of fiscal 2003 we recorded a $2.3 million charge for the impairment of our Haverhill, Massachusetts property based on a third party estimate of its fair value. In fiscal 2003, we relocated our operations from this facility to our Woburn, Massachusetts facility. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of September 30, 2005, the prospective buyer (with our approval) had received a portion of these regulatory approvals and anticipates receiving the remaining regulatory approval in 2006. If the prospective buyer does not receive all regulatory approvals by June 30, 2006, the prospective buyer has the option of terminating the original contract. Alternatively, the prospective buyer can renegotiate or extend the original contract with our approval.
     RESTRUCTURING CHARGES
During fiscal 2004, we consolidated cellular systems software design centers in an effort to improve our overall time-to market for next-generation multimedia systems development. These actions aligned our structure with our current business environment. We implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for these actions have been paid as of September 30, 2005.
During fiscal 2003, we recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. All amounts accrued for these actions have been paid as of September 30, 2005.
For additional information regarding restructuring charges and liability balances, see Note 14 to the Consolidated Financial Statements.

INTEREST EXPENSE

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Interest expense	$14,597	(18.7)%	$17,947	(16.1)%	$21,403
% of net revenues	1.8%		2.3%		3.5%
Interest expense is comprised principally of payments on our $50.0 million credit facility (“Facility Agreement”) and Junior notes payable.
The decrease in interest expense for fiscal 2005 when compared to the previous fiscal year is due to the conversion of our $45 million of senior subordinated notes into shares of our common stock during fiscal 2004. Specifically, we recorded $12.5 million in interest expense and deferred financing costs amortization on our $230 million Junior notes payable and $2.1 million in interest expense on our $50 million line of credit facility.
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
For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements.
OTHER INCOME, NET

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Other income, net	$5,453	222.5%	$1,691	28.4%	$1,317
% of net revenues	0.7%		0.2%		0.2%
Other income, net is comprised primarily of interest income on invested cash balances, foreign exchange gains/losses and other non-operating income and expense items.
The increase in other income, net between fiscal 2004 and fiscal 2005 is primarily due to higher levels of interest bearing short-term investments in fiscal 2005 as compared to fiscal 2004 and higher average interest rates in fiscal 2005 as compared to fiscal 2004.
The increase in other income, net between fiscal 2004 and fiscal 2003 is primarily due to higher levels of interest bearing short-term investments in fiscal 2004 and slightly higher short-term interest rates.
PROVISION FOR INCOME TAXES

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Provision for income taxes	$15,378	286.0%	$3,984	511.0%	$652
% of net revenues	2.0%		0.5%		0.1%
Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Mexicali Operations in the post-Merger period. Consequently, no U. S. income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2005, we established a valuation allowance against all of our net U.S. deferred tax assets.
During fiscal 2005 we reduced the carrying value of our deferred tax assets by $3.7 million relating to the tax benefit recorded in fiscal 2002 for the impairment of our assembly and test machinery and equipment in Mexicali, Mexico. In the first quarter of fiscal 2005, a charge of $2.2 million resulted from a reduction of the statutory income tax rate in Mexico. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A charge of $2.3 million related to normal amortization of the tax benefit for tax over book depreciation. A favorable foreign translation adjustment of $0.8 million increased the deferred tax asset’s carrying value.
In addition, the provision for income taxes for fiscal 2005, 2004 and 2003 consists of foreign income taxes incurred by foreign operations. We do not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.
The provision for income taxes for fiscal 2005 and fiscal 2004 consists of approximately $11.1 million and $1.0 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. No benefit has been recognized for utilizing certain pre-Merger deferred tax assets. The utilization of these deferred items reduces the carrying value of goodwill, i.e., charge in lieu of tax expense, instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets periodically and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent periods.
No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $11.6 million of undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently reinvested. It is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
In fiscal 2005 our subsidiary in Mexico dividended approximately $25.6 million of earnings to the United States. Such earnings, which were not subject to Mexico withholding tax and could be applied against U.S. net operating loss carryforwards, resulted in no significant U.S. income tax expense. Earnings of our Mexico subsidiary are no longer considered permanently reinvested, and accordingly, U.S. income taxes are provided on current earnings attributable to our earnings in Mexico.
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

	Years Ended September 30,
	2005	Change	2004	Change	2003
(in thousands)
Cumulative effect of change in accounting principle	$—	—	$—	100.0%	$(397,139)
We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, October 1, 2002 and performed a transitional impairment test for goodwill. As a result, we determined that the carrying amount of our goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in our results of operations as of the beginning of fiscal 2003. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We completed our annual goodwill impairment test for fiscal 2005 and determined that as of July 5, 2005, our goodwill was not impaired.
LIQUIDITY AND CAPITAL RESOURCES

	Years Ended September 30
(in thousands)	2005	2004	2003
Cash and cash equivalents at beginning of period	$123,505	$161,506	$53,358

Net cash provided by (used in) operating activities	54,197	91,913	(72,052)

Net cash used in investing activities	(66,424)	(141,044)	(44,282)

Net cash provided by financing activities	5,244	11,130	224,482

Cash and cash equivalents at end of period	$116,522	$123,505	$161,506

FISCAL 2005
During fiscal 2005, we generated $54.2 million in cash from operating activities. This was principally attributable to increased revenues and lower overall operating expenses combined with reduced interest expense and higher other income (primarily interest income). Non-cash charges (including depreciation, charge in lieu of income tax expense, amortization and contribution of common shares to savings and retirement plans) totaled $62.8 million. This was offset by a reduction in liabilities of $21.1 million primarily related to payment of prior year incentive compensation. Annualized inventory turns for the fourth quarter of fiscal 2005 were 6.2. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Other decreases to cash provided by operating activities resulted from an net increase in our receivable balances of $18.8 million offset by bad debt provisions of $5.1 million. The increase in accounts receivable balances is due to the timing and collection of customer receivables. The timing of purchasing patterns by our customers in our industry affects the timing of our revenue recognition and our collections and is one of the principal reasons for the increase in days sales outstanding from 66 at the end of fiscal 2004 to 82 at the end of fiscal 2005.
In October 2005, we were notified by Vitelcom Mobile (one of our tier three customers) that it had sustained significant weather related damage to one of its manufacturing facilities in Mexico. Due to the business interruption caused by this event, the customer notified us that it would defer making cash payments on a previously arranged payment plan. While we currently anticipate that this receivable will ultimately be collectible, the customer nevertheless is not making timely payments on the amounts owed to us and thus our near term cash payments from this customer remain uncertain.
Cash used in investing activities for the year ended September 30, 2005 consisted of $28.3 million of net investments in auction rate securities and capital expenditures of $38.1 million. We anticipate our capital expenditures will approximate $40 million in fiscal 2006. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash provided by financing activities for the year ended September 30, 2005, consisted of $5.2 million of proceeds received from the exercise of stock options. We have short-term debt which consists of a $50 million credit facility and long-term debt which consists of a $230 million 4.75% convertible subordinated note payable which will become due in November 2007. There were no changes to the long-term and short-term debt balances in fiscal 2005. We expect to maintain these balances through fiscal 2006. For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements.
FISCAL 2004
During fiscal 2004, we made progress in several key areas as we focused our efforts on both cash and inventory management. We significantly reduced the number of days sales outstanding in the fourth quarter of fiscal 2004 to 66 from 88 for the same period in the previous fiscal year. Annualized inventory turns for the fourth quarter of fiscal 2004 were 6.6. During fiscal 2004, we also converted our 15 percent convertible senior subordinated notes into shares of our common stock, ultimately reducing our future cash outflows and expenses related to the interest incurred on these senior subordinated notes.
In fiscal 2004, we generated $91.9 million in cash from operating activities as we experienced a significant improvement in our operating results when compared to the previous fiscal year. This improvement was primarily attributable to increased net revenues in fiscal 2004, when compared to the previous fiscal year, primarily resulting from increased demand for our wireless product portfolio. More specifically, we had launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. In addition, we reduced research and development expenses and selling, general and administrative expense as a percentage of net revenues to 31.9% in fiscal 2004, from 39.1% for the previous fiscal year. During fiscal 2004, we invested $60.0 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. In fiscal 2004 we made net investments of approximately $81 million in short-term auction rate securities.
Cash provided by financing activities in fiscal 2004 primarily represents an increase in borrowings under our $50 million credit facility secured by the purchased accounts receivable with Wachovia Bank, N.A.

FISCAL 2003
Cash used in operating activities was $72.1 million for fiscal 2003, reflecting a net loss of $451.4 million, offset by non-cash charges (primarily asset impairments, depreciation and amortization) of $489.2 million and a net decrease in working capital items of approximately $109.9 million, including $40.0 million of merger-related expense payments. As of September 30, 2003, substantially all amounts accrued for merger-related expenses had been paid. We adopted SFAS No. 142 on October 1, 2002, and recorded a $397.1 million charge for the cumulative effect of a change in accounting principle, representing the difference between the implied fair value and carrying value of our goodwill.
Cash used in investing activities for fiscal 2003 primarily consisted of capital expenditures of $40.3 million. The capital expenditures for fiscal 2003 represented our continued investment in production and test facilities in addition to our commitment to invest in the capital needed to design new products and processes and address new opportunities to meet our customers’ demands. Cash used in investing activities for fiscal 2003 also included $4.0 million of purchases of short-term investments. Our short-term investments were classified as held-to-maturity and consisted primarily of commercial paper with original maturities of more than 90 days and less than twelve months.
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
Cash provided by financing activities for fiscal 2003 also included the net impact of our private placement of $230 million of 4.75 percent convertible subordinated notes due November 2007 and related debt refinancing with Conexant on November 13, 2002. These subordinated notes could be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The net proceeds from the note offering were principally used to prepay $105 million of the $150 million debt to Conexant relating to the purchase of the Mexicali Operations and to prepay the $65 million principal amount outstanding as of November 13, 2002, under a separate loan facility with Conexant. In connection with our prepayment of $105 million of the $150 million debt owed to Conexant relating to the purchase of the Mexicali Operations, the remaining $45 million principal balance was exchanged for new 15% convertible senior subordinated notes with a maturity date of June 30, 2005. On April 22, 2004, we notified the holder of the senior notes that we would redeem such notes in full on May 12, 2004. On May 6, 2004, the holder of the senior notes converted such notes in full for approximately 5.7 million shares of our common stock. In addition to the retirement of $170 million in principal amount of indebtedness owing to Conexant, we also retained approximately $53 million of net proceeds of the private placement to support our working capital needs. In addition, as of September 30, 2003, we had borrowings outstanding of $41.7 million under our $50 million credit facility secured by the purchased accounts receivable with Wachovia Bank, N.A.
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements and operating leases at September 30, 2005 (see Notes 7 and 11 of the Consolidated Financial Statements), in thousands:

	Payments Due By Period
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter
Debt	$280,000	$50,000	$230,000	$—	$—

Operating leases	30,838	6,980	11,385	10,167	2,306

Other commitments	9,372	4,298	5,074	—	—

	$320,210	$61,278	$246,459	$10,167	$2,306

Based on our results of operations for fiscal 2005 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
INVENTORIES
We assess the recoverability of inventories through an on-going review of inventory levels relative to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of six months), we write down the value of those excess inventories. In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to obsolescence. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and to value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. We sell our products to communications equipment original equipment manufacturers (“OEMs”) that have designed our products into equipment such as cellular handsets. These design wins are gained through a lengthy sales cycle, which includes providing technical support to the OEM customer. In the event of the loss of business from existing OEM customers, we may be unable to secure new customers for our existing products without first achieving new design wins. Consequently, when the quantities of inventory on hand exceed forecasted demand from existing OEM customers into whose products our products have been designed, we generally will be unable to sell our excess inventories to others, and the net realizable value of such inventories is generally estimated to be zero. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.
VALUATION OF LONG-LIVED ASSETS, GOODWILL AND INTANGIBLE ASSETS
Carrying values for long-lived assets and definite-lived intangible assets, excluding goodwill, are reviewed for possible impairment as circumstances warrant in connection with SFAS No. 144, which was adopted on October 1, 2002. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.
Carrying values of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment in accordance with SFAS No. 142, which was adopted on October 1, 2002. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to purchase price allocation. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter (July 1) and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

DEFERRED INCOME TAXES
We have provided a valuation allowance related to our substantial United States deferred tax assets. If sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowance, which may result in income tax benefits in our statement of operations. The future realization of certain deferred tax assets will be applied to reduce the carrying value of goodwill. The portion of the valuation allowance for these deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill related to the purchase consideration of the Merger is approximately $32 million. We evaluate the realizability of the deferred tax assets and assess the need for a valuation allowance quarterly. In fiscal 2002, we recorded a tax benefit of approximately $23 million related to the impairment of our Mexicali assets. A valuation allowance has not been established because we believe that the related deferred tax asset will be recovered during the carryforward period.
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104 — Revenue Recognition (“SAB 104”) have been met. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date, which allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) using the modified prospective method starting October 1, 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new and existing unvested share-based awards after the date of adoption. The Company will also be required to recognize compensation expense for the fair value of the discount and option features provided to employees on all shares issued through its Employee Stock Purchase Plan under the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), the Company anticipates it will recognize $25.5 million as compensation expense in fiscal years 2006 thru 2011. This assumes the current Black-Scholes valuation assumptions at September 30, 2005 remain constant in future periods. It also does not take into account future adjustments to compensation expense due to actual cancellations or new awards granted.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the impact of adopting SFAS No. 153 will have a material impact on its financial statements.
In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of FSP No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows because of its historical net operating loss carryforwards.
In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The AJCA introduces for a limited time an 85% dividend deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of FSP No. 109-2 to have a material impact on our consolidated financial position, results of operations or cash flows because of its historical net operating loss carryforwards.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company is currently evaluating the potential impact of this issue on its financial statements, but does not believe the impact of any change, if necessary, will be material. FASB Interpretation No. 47 is effective for fiscal years ending after December 15, 2005.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 30, 2005.
CERTAIN BUSINESS RISKS
We operate in a rapidly changing environment that involves a number of risks, many of which are beyond our control. This discussion highlights some of the risks, which may affect our future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
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
Our operating results for fiscal years 2002 and 2003 were adversely affected by a global economic slowdown, decreased consumer confidence, reduced capital spending, and adverse business conditions and liquidity concerns in the telecommunications and related industries. These factors led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate our wireless communications semiconductor products and system solutions. Although we emerged from this period of economic weakness in fiscal 2004, should economic conditions deteriorate for any reason, it could result in underutilization of our manufacturing capacity, reduced revenues or changes in our revenue mix, and other impacts that would materially and adversely affect our operating results. Due to this economic uncertainty, although we were profitable in fiscal 2004 and fiscal 2005, we cannot assure you that we will be able to sustain such profitability or that we will not experience future operating losses.
Additionally, the conflict in Iraq, as well as other contemporary international conflicts, natural disasters, acts of terrorism, and civil and military unrest contributes to the economic uncertainty. These continuing and potentially escalating conflicts can also be expected to place continued pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If such uncertainty continues or economic conditions worsen (or both), our business, financial condition and results of operations will likely be materially and adversely affected.
The wireless semiconductor markets are characterized by intense competition.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
•	time-to-market,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product price,

•	features available in products,

•	compliance with industry standards,

•	strategic relationships with customers, and

•	access to and protection of intellectual property.
We cannot assure you that we will be able to successfully address these factors. Many of our competitors enjoy the benefit of:
•	long presence in key markets,

•	name recognition,

•	high levels of customer satisfaction,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.
Current and potential competitors have established or may in the future establish, financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Furthermore, some of our customers have divisions that internally develop or manufacture products similar to ours, and may compete with us. We cannot assure you that we will be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
Changes in the accounting treatment of stock-based compensation will adversely affect our results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such stock option expensing will require us to value our employee stock option grants pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we implemented SFAS 123(R) in the reporting period starting October 1, 2005. When we are required to expense employee stock options in the first quarter of fiscal 2006, this change in accounting treatment will materially affect our reported results of operations as the stock-based compensation expense will be charged directly against our reported earnings but will have no impact on cash flows from operations. We anticipate that our stock-based compensation expense will approximate $25.5 million in fiscal 2006 through 2011. This expense projection is calculated as of September 30, 2005 and does not taken into account any future equity awards that we might issue nor does it account for future actual stock-based award forfeitures. We will be required to adjust future stock-based compensation expense for actual future stock option forfeitures.
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
We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. We also utilize subcontractors to package, assemble and test our products. There are significant risks associated with reliance on third-party foundries, including:

•	the lack of ensured wafer supply, potential wafer shortages and higher wafer prices,

•	limited control over delivery schedules, manufacturing yields, production costs and quality assurance, and

•	the inaccessibility of, or delays in obtaining access to, key process technologies.
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
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world. We cannot assure you that we will not lose a significant or sole supplier or that a supplier will be able to meet performance and quality specifications or delivery schedules. If we lost a supplier or a supplier were unable to meet performance or quality specifications or delivery schedules, our ability to satisfy customer obligations could be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.
Our success depends upon our ability to develop new products and reduce costs in a timely manner.
The wireless communications semiconductor industry generally and, in particular, the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, rapid product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration, increased miniaturization, and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including:
•	the ability to anticipate customer and market requirements and changes in technology and industry standards,

•	the ability to obtain capacity sufficient to meet customer demand,

•	the ability to define new products that meet customer and market requirements,

•	the ability to complete development of new products and bring products to market on a timely basis,

•	the ability to differentiate our products from offerings of our competitors,

•	overall market acceptance of our products, and

•	the ability to obtain adequate intellectual property protection for our new products.
Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems (“IT Systems”). We upgrade and change our IT Systems from time to time, and recently completed a system upgrade, and there can be no assurance that such upgrade will be successful.
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
The markets into which we sell our products are characterized by rapid technological change.
The demand for our products can change quickly and in ways we may not anticipate. Our markets generally exhibit the following characteristics:
•	rapid technological developments and product evolution,

•	rapid changes in customer requirements,

•	frequent new product introductions and enhancements,

•	demand for higher levels of integration, decreased size and decreased power consumption,

•	short product life cycles with declining prices over the life cycle of the product, and

•	evolving industry standards.
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
A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 38.4% of our net revenue for fiscal 2005. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2006 and for the foreseeable future.
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
On September 30, 2005, we had total indebtedness of approximately $280 million, which represented approximately 27% of our total capitalization.
As long as our 4.75 percent convertible subordinated notes due November 2007 remain outstanding, we will have debt service obligations on such notes of approximately $10,925,000 per year in interest payments. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.
We intend to fulfill our debt service obligations from cash expected to be generated by our operations, and from our existing cash and investments. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and we may obtain other long-term debt, lines of credit and other financing.
Our indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.
Despite our current debt levels, we are able to incur substantially more debt, which would increase the risks described above.

We face a risk that capital needed for our business will not be available when we need it.
We may need to obtain sources of financing in the future. We expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Conditions existing in the U.S. capital markets, if and when we seek additional financing as well as the then current condition of the Company, will affect our ability to raise capital, as well as the terms of any such financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on us.
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
A substantial majority of our net revenues are derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have design centers and suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	disruptions of capital and trading markets,

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, import or export controls and tariffs),

•	changes in legal or regulatory requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	tax laws,

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction, and

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.

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
These factors include, among others:
•	changes in end-user demand for the products (principally digital cellular handsets) manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of products from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customers, and

•	intellectual property disputes.
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
Any litigation to determine the validity of claims that our products infringe or may infringe intellectual property rights of another, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we cannot assure you that we would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:
•	pay substantial damages,

•	cease the manufacture, import, use, sale or offer for sale of infringing products or processes,

•	discontinue the use of infringing technology,

•	expend significant resources to develop non-infringing technology, and

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.
We cannot assure you that our operating results or financial condition will not be materially adversely affected if we were required to do any one or more of the foregoing items.
Many of our products incorporate technology licensed or acquired from third parties.
We sell products in markets that are characterized by rapid technological changes; evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain in a competitive posture. If licenses to such technology are not available on commercially reasonable terms and conditions, and we cannot otherwise integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.
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
We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, information, data, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot assure you that:
•	the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties will be successful,

•	any existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights or ours will not be challenged, invalidated or circumvented, or

•	any of the measures described above would provide meaningful protection.
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
There is a growing industry trend to include or adapt “open source” software that is generally made available to the public by its developers, authors or third parties. Often such software includes license provisions, requiring public disclosure of any derivative works containing open source code. There is little legal precedent in the area of open source software or its effects on copyright law or the protection of proprietary works. We take steps to avoid the use of open source works in our proprietary software, and are taking steps to limit our suppliers from doing so. However, in the event a copyright holder were to demonstrate in court that we have not complied with a software license, we may be required to cease production or distribution of that work or to publicly disclose the source code for our proprietary software, which may negatively affect our operations or stock price.
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
Although we have in the past and intend to continue to invest significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we intend to review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:
•	issuances of equity securities dilutive to our stockholders,

•	large one-time write-offs,

•	the incurrence of substantial debt and assumption of unknown liabilities,

•	the potential loss of key employees from the acquired company,

•	amortization expenses related to intangible assets, and

•	the diversion of management’s attention from other business concerns.
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
We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:
•	the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year,

•	the ability of our Board of Directors to issue shares of preferred stock in one or more series without further authorization of stockholders,

•	a prohibition on stockholder action by written consent,

•	elimination of the right of stockholders to call a special meeting of stockholders,

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders,

•	a requirement that the affirmative vote of at least 66 2/3 percent of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws,

•	a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors, the classified board or the right to act by written consent,

•	a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of

Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares,
•	a fair price provision, and

•	a requirement that the affirmative vote of at least 90% of our shares be obtained to amend or repeal the fair price provision.
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
The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•	our performance and prospects,

•	the performance and prospects of our major customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates or buy/sell recommendations by analysts,

•	general financial and other market conditions, and

•	domestic and international economic conditions.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to market risks, such as changes in currency and interest rates that arise from normal business operation. Our financial instruments include cash and cash equivalents, short-term investments, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2005, the carrying value of our cash and cash equivalents approximates fair value.
Our short-term debt primarily consists of borrowings under our credit facility with Wachovia Bank, N.A. As of September 30, 2005, we had borrowings of $50.0 million outstanding under this credit facility. Interest related to our short-term debt is at LIBOR plus 0.4% and was approximately 4.2% at September 30, 2005. Consequently, we do not have significant cash flow exposure on our short-term debt.
We issued fixed-rate debt, which is convertible into our common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the year ended September 30, 2005, our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $230 million of 4.75% unsecured convertible subordinated notes due November 2007. We do not believe that we have significant cash flow exposure on our long-term debt.
Based on our overall evaluation of our market risk exposures from all of our financial instruments at September 30, 2005, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in various foreign countries. We do not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries. We estimate that we do not have any significant foreign exchange rate fluctuation risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company for the fiscal year ended September 30, 2005 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 38

(2)	Consolidated Balance Sheets at September 30, 2005 and 2004	Page 39

(3)	Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003	Page 40

(4)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2005, 2004 and 2003	Page 41

(5)	Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003	Page 42

(6)	Notes to Consolidated Financial Statements	Pages 43 through 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended September 30, 2005, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended September 30, 2005, 2004, and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Skyworks Solutions, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP

Boston, Massachusetts
December 14, 2005

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$116,522	$123,505
Short-term investments	113,325	85,034
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of $5,815 and $1,987, respectively	171,454	157,772
Inventories	77,400	79,572
Other current assets	11,268	11,968

Total current assets	495,982	463,864
Property, plant and equipment, less accumulated depreciation and amortization of $260,731 and $261,260, respectively	144,208	143,534
Property held for sale	6,630	6,475
Goodwill	493,389	504,493
Intangible assets, less accumulated amortization of $8,911 and $6,746, respectively	17,730	19,895
Deferred tax assets	16,052	19,372
Other assets	13,852	11,173

Total assets	$1,187,843	$1,168,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	72,276	73,405
Accrued compensation and benefits	19,679	36,630
Other current liabilities	16,280	21,216

Total current liabilities	158,235	181,251
Long-term debt, less current maturities	230,000	230,000
Other long-term liabilities	7,044	5,932

Total liabilities	395,279	417,183

Commitments and contingencies (Note 11 and Note 12)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 158,625 and 156,012 shares issued and outstanding, respectively	39,656	39,003
Additional paid-in capital	1,327,631	1,312,603
Accumulated deficit	(573,586)	(599,197)
Accumulated other comprehensive loss	(1,137)	(786)

Total stockholders’ equity	792,564	751,623

Total liabilities and stockholders’ equity	$1,187,843	$1,168,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended September 30,
	2005	2004	2003
Net revenues	$792,371	$784,023	$617,789
Cost of goods sold	484,599	470,807	370,940

Gross profit	307,772	313,216	246,849

Operating expenses:
Research and development	152,215	152,633	156,077
Selling, general and administrative	103,070	97,522	85,432
Amortization of intangible assets	2,354	3,043	4,386
Special charges	—	17,366	34,493

Total operating expenses	257,639	270,564	280,388

Operating income (loss)	50,133	42,652	(33,539)
Interest expense	(14,597)	(17,947)	(21,403)
Other income, net	5,453	1,691	1,317

Income (loss) before income taxes and cumulative effect of change in accounting principle	40,989	26,396	(53,625)
Provision for income taxes	15,378	3,984	652

Income (loss) before cumulative effect of change in accounting principle	25,611	22,412	(54,277)
Cumulative effect of change in accounting principle, net of tax	—	—	(397,139)

Net income (loss)	$25,611	$22,412	$(451,416)

Per share information:

Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$0.16	$0.15	$(0.39)
Cumulative effect of change in accounting principle, net of tax, basic and diluted	—	—	(2.85)

Net income (loss), basic and diluted	$0.16	$0.15	$(3.24)

Number of weighted-average shares used in per share computations, basic	157,453	152,090	139,376

Number of weighted-average shares used in per share computations, diluted	158,857	154,242	139,376

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value			Accumulated
	Shares of	of	Additional		Other		Total
	Common	Common	Paid-in	Accumulated	Comprehensive	Unearned	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Compensation	Equity
Balance at September 30, 2002	137,589	$34,397	$1,150,856	$(170,193)	$—	$(84)	$1,014,976

Net loss	—	—	—	(451,416)	—	—	(451,416)

Pension adjustment	—	—	—	—	(632)	—	(632)

Other comprehensive loss	—	—	—	—	(632)	—	(632)

Comprehensive loss	—	—	—	—	—	—	(452,048)
Issuance of common shares in offering, net of expenses	9,200	2,300	99,888	—	—	—	102,188
Issuance of common shares for stock purchase plans, 401(k) and stock option plans	1,769	442	8,607	—	—	—	9,049

Amortization of unearned compensation	—	—	—	—	—	84	84

Adjustment to recapitalization as a result of purchase accounting under a reverse acquisition (1)	—	—	(1,543)	—	—	—	(1,543)
Issuance of common shares in trademark settlement	46	12	457	—	—	—	469

Balance at September 30, 2003	148,604	37,151	1,258,265	(621,609)	(632)	—	673,175

Net income	—	—	—	22,412	—	—	22,412

Pension adjustment	—	—	—	—	(154)	—	(154)

Other comprehensive loss	—	—	—	—	(154)	—	(154)

Comprehensive income	—	—	—	—	—	—	22,258

Issuance of common shares for stock purchase plans, 401(k) and stock option plans	1,690	423	11,251	—	—	—	11,674

Issuance of common shares in conversion of senior notes, net of expenses	5,718	1,429	42,908	—	—	—	44,337

Adjustment to issuance of common shares in offering, net of expenses	—	—	179	—	—	—	179

Balance at September 30, 2004	156,012	39,003	1,312,603	(599,197)	(786)	—	751,623

Net income	—	—	—	25,611	—	—	25,611

Pension adjustment	—	—	—	—	(351)	—	(351)

Other comprehensive loss	—	—	—	—	(351)	—	(351)

Comprehensive income	—	—	—	—	—	—	25,260

Issuance of common shares for stock purchase plans, 401(k) and stock option plans	2,452	613	14,932	—	—	—	15,545

Issuance and expense of restricted stock and acceleration of options	161	40	96	—	—	—	136

Balance at September 30, 2005	158,625	$39,656	$1,327,631	$(573,586)	$(1,137)	$—	$792,564

(1)	Represents an adjustment to recapitalization as a result of purchase accounting under a reverse acquisition, as reported in fiscal 2002, based on final valuations derived in fiscal 2003.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$25,611	$22,412	$(451,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	37,277	35,829	36,941
Charge in lieu of income tax expense	11,104	1,022	—
Amortization	2,354	3,043	4,386
Amortization of deferred financing costs	1,596	2,176	2,123
Contribution of common shares to Savings and Retirement Plan	10,437	8,162	7,482
Gain on sales of assets	28	34	1,802
Deferred income taxes	3,253	3,055	351
Asset impairments	—	10,853	425,407
Provision for losses on accounts receivable	5,127	377	1,156
Changes in assets and liabilities, net of acquisition:
Receivables	(18,809)	(13,882)	(50,998)
Inventories	2,172	(21,404)	(2,525)
Other assets	(3,706)	3,794	6,369
Accounts payable	(1,129)	23,036	5,019
Other liabilities	(21,118)	13,406	(58,149)

Net cash provided by (used in) operating activities	54,197	91,913	(72,052)

Cash flows from investing activities:
Capital expenditures	(38,135)	(59,998)	(40,294)
Sale of short-term investments	1,223,181	1,049,082	—
Purchase of short-term investments	(1,251,470)	(1,130,128)	(3,988)

Net cash used in investing activities	(66,424)	(141,044)	(44,282)

Cash flows from financing activities:
Proceeds from unsecured notes offering	—	—	230,000
Net proceeds from common stock public offering	—	—	102,188
Deferred financing costs	—	—	(10,474)
Restricted cash	—	(701)	(5,312)
Proceeds from short-term debt	—	8,290	41,652
Payments on long-term debt	—	29	(135,139)
Exercise of stock options	5,244	3,512	1,567

Net cash provided by financing activities	5,244	11,130	224,482

Net (decrease) increase in cash and cash equivalents	(6,983)	(38,001)	108,148
Cash and cash equivalents at beginning of period	123,505	161,506	53,358

Cash and cash equivalents at end of period	$116,522	$123,505	$161,506

Supplemental cash flow disclosures:
Taxes paid	$1,221	$2,206	$517

Interest paid	$13,030	$15,845	$21,061

Supplemental disclosure of non-cash activities:
Senior Notes conversion	$—	$45,000	$—

Conexant debt refinancing	$—	$—	$45,000

Stock issued for trademark settlement	$—	$—	$469

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. The Company’s front-end modules, radio solutions and multimode transceivers are at the heart of many of today’s leading-edge multimedia handsets and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a wide range of applications including automotive, broadband, consumer, industrial, infrastructure, medical, military, Radio Frequency Identification (“RFID”), satellite and wireless data.
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Annual Report on Form 10-K, the Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali”. Shortly thereafter, Alpha changed its corporate name to Skyworks Solutions, Inc.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The application of the Company’s accounting policies involves the exercise of judgment and assumptions that pertain to future uncertainties and, as a result, actual results could differ from these estimates. All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.
REVENUE RECOGNITION
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
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2003 consisted of 53 weeks and fiscal years 2005 and 2004 each consisted of 52 weeks. Fiscal years 2005, 2004 and 2003 ended on September 30, 2005, October 1, 2004, and October 3, 2003, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less as well as commercial paper with original maturities of 90 days or less.

SHORT-TERM INVESMENTS
The Company’s short-term investments are classified as available for sale. These investments consist of auction rate securities which have long-term underlying maturities (ranging from 14 to 44 years), however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. In prior years, auction rate securities have been classified as cash equivalents due to their highly liquid nature. They have now been reclassified as short-term investments for all periods presented in the accompanying consolidated financial statements. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.
RECLASSIFICATION
In the second quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. Previously, such investments had been classified as cash and cash equivalents. The Company made adjustments amounting to $81.0 million to its Consolidated Balance Sheet as of September 30, 2004, to reflect this reclassification and made adjustments to its Consolidated Statement of Cash Flows for the year ended September 30, 2004 amounting to $81.0 million to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company did not have any auction rate security investments in fiscal 2003. This change in classification did not affect cash flows from operations or cash flows from financing activities in the previously reported Consolidated Statements of Cash Flows, and had no impact on the previously reported Consolidated Statements of Operations.
Certain other reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
RESTRICTED CASH
Restricted cash is primarily used to collateralize the Company’s obligation under a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. For further information regarding the Facility Agreement, please see Note 7 to the Consolidated Financial Statements.
LEASES AND AMORTIZATION OF LEASEHOLD IMPROVEMENTS
In fiscal 2005, the Company recognized a $0.9 million charge for the correction of an error in the manner in which it accounted for scheduled rent increases and amortization of leasehold improvements. The cumulative effect of this error is being reported in the cost of goods sold, research and development and selling, general and administrative lines of the statement of operations amounting to $0.2 million, $0.1 million and $0.6 million, respectively.
ACCOUNTS RECEIVABLE
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

Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Some or all of the inventories that have been written-down may be retained and made available for sale. In the event that actual demand is higher than originally projected, a portion of these inventories may be able to be sold in the future. Inventories that have been written-down and are identified as obsolete are generally scrapped.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method. Significant renewals and betterments are capitalized and equipment taken out of service is written off. Maintenance and repairs, as well as renewals of a minor amount, are expensed as incurred.
Estimated useful lives used for depreciation purposes are 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.
PROPERTY HELD FOR SALE
Property held for sale at September 30, 2005, relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of September 30, 2005, the prospective buyer had received a portion of these regulatory approvals and anticipates receiving the remaining regulatory approval in 2006. If the prospective buyer does not receive all regulatory approvals by June 30, 2006, the prospective buyer has the option of terminating the original contract. Alternatively, the prospective buyer can renegotiate or extend the original contract with the Company’s approval.
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which excludes goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset or asset group, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is determined using discounted cash flows.
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of July 1 and the number of shares of common stock outstanding on the date of the annual impairment test (July 1). Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing.
INCOME TAXES
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
It was the Company’s intention to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.
FINANCIAL INSTRUMENTS
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term debt and short-term investments are based on quoted market prices at the date of measurement.
FOREIGN CURRENCY ACCOUNTING
The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets are included in the provision for income taxes and reduced tax expense by $0.8 million in fiscal 2005. Gains and losses resulting from the remeasurement of all other accounts are included in other income, net. The Company recognized a gain of $0.2 million related to these remeasurements in fiscal 2005.
STOCK-BASED COMPENSATION
The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for employee stock options and restricted stock rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted at the grant date and the Company recognizes compensation expense, if any, in its statement of operations using the straight-line method over the vesting period for fixed awards.

Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.
The Company granted 160,500 shares of restricted common stock during fiscal 2005. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is determined as of the grant date based on the market price of the underlying common stock and is recognized as expense over vesting periods of four years. The restricted stock grants were valued at approximately $843,000 of which approximately $79,000 was recognized as compensation expense in fiscal 2005. The remaining unrecognized balance will be recognized as compensation expense ratably over the life the vesting period of the restricted stock, which is four (4) years.
On September 2, 2005, the Company accelerated certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share over $9.00 and were granted prior to November 10, 2004. As a result, options to purchase approximately 3.8 million shares of Skyworks stock became exercisable immediately upon the announcement. The decision to accelerate vesting of these options was made to avoid recognizing compensation cost associated with certain “out-of-the-money” options in the statement of operations in future financial statements upon the effectiveness of SFAS 123(R). The Company chose the price of $9.00 so as to balance the Company’s desire to manage compensation expense with its need to motivate and retain employees. Based upon the Company’s closing stock price of $7.52 on September 2, 2005, none of these options had economic value on the date of acceleration, and no compensation expense resulted from the acceleration.
No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
If the compensation cost for the Company’s stock-based compensation and stock purchase plans had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been as follows:

	Years Ended September 30,
(In thousands, except per share amounts)	2005	2004	2003
Reported net income (loss)	$25,611	$22,412	$(451,416)
Total stock-based employee compensation expense determined under fair value based method for all stock options, net of related tax effects(1)	(47,183)	(17,992)	(4,923)
Restricted stock expense as calculated under APB 25	79	—	—
Restricted stock expense as calculated under FAS 123	(70)	—	—

Adjusted net income (loss)	$(21,563)	$4,420	$(456,339)

Per share information, basic and diluted:

Reported net income (loss)	$0.16	$0.15	$(3.24)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.30)	(0.12)	(0.03)

Adjusted net income (loss)	$(0.14)	$0.03	$(3.27)

(1)	Reflected in the 2005 pro forma stock-based compensation expense is the effect of the acceleration of the vesting of certain employee stock options in September 2005 in the amount of $21.0 million.

For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected volatility	71%	91%	95%
Risk free interest rate	3.9%	1.9%	2.5%
Dividend yield	—	—	—
Expected option life (years)	3.5	5.0	4.5
Weighted average fair value of options granted	$4.86	$3.80	$2.57
EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and a stock warrant through its expiration in January 2005, using the treasury stock method, and debt securities on an if-converted basis, if their effect is dilutive. For the year ended September 30, 2005, debt securities convertible into 25.4 million shares and stock options exercisable into 25.5 million shares were outstanding but were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. For the year ended September 30, 2004, debt securities convertible into 25.4 million shares, stock options exercisable into 19.0 million shares and a warrant to purchase 1.0 million shares were outstanding but were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. For the year ended September 30, 2003, debt securities convertible into 31.1 million shares, stock options exercisable into 25.8 million shares and a warrant to purchase 1.0 million shares were outstanding but were not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive.
PENSIONS AND RETIREE MEDICAL BENEFITS
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately 20 Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer pension plans or retiree benefits to its employees.
The costs and obligations of the Company’s pension and retiree medical plans are calculated using many assumptions, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Note 10 to the Consolidated Financial Statements, include discount rate, expected return on plan assets and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Actual results may differ substantially from these assumptions. These differences may significantly impact future pension or retiree medical expenses.
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
COMPREHENSIVE LOSS
The Company accounts for comprehensive loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the financial statements consists of adjustments to the Company’s minimum pension liability.
An analysis of accumulated other comprehensive loss follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 30, 2003	$(632)	$(632)
Change in period	(154)	(154)

Balance as of September 30, 2004	(786)	(786)
Change in period	(351)	(351)

Balance as of September 30, 2005	$(1,137)	$(1,137)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were initially required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule amending the compliance date, which allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123(R) using the modified prospective method starting October 1, 2005. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new and existing unvested share-based awards after the date of adoption. The Company will also be required to recognize compensation expense for the fair value of the discount and option features provided to employees on all shares issued through its Employee Stock Purchase Plan under the provisions of SFAS No. 123(R). Under the provisions of SFAS No. 123(R), the Company anticipates it will recognize $25.5 million as compensation expense in fiscal years 2006 thru 2011. This assumes the current Black-Scholes valuation assumptions at September 30, 2005 remain constant in future periods. It also does not take into account future adjustments to compensation expense due to actual cancellations or new awards granted.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the impact of adopting SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of FSP No. 109-1 to have a material impact on our consolidated financial position, results of operations or cash flows because of its historical net operating loss carryforwards.
In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The AJCA introduces for a limited time an 85% dividend deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not expect the adoption of FSP No. 109-2 to have a material impact on our consolidated financial position, results of operations or cash flows because of its historical net operating loss carryforwards.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company is currently evaluating the potential impact of this issue on its financial statements, but does not believe the impact of any change, if necessary, will be material. FASB Interpretation No. 47 is effective for fiscal years ending after December 15, 2005.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.
NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of September 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$113.3	$—	$—	$113.3

Total marketable securities	$113.3	$—	$—	$113.3

The amortized cost of available for sale securities approximated their fair value at September 30, 2004 and are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$85.0	$—	$—	$85.0

Total marketable securities	$85.0	$—	$—	$85.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Long term available for sale securities:	Cost	Gains	Losses	Value
Corporate debt securities	$230.0	$—	$—	$230.0

Total marketable securities	$230.0	$—	$—	$230.0

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	September 30,
	2005	2004
Raw materials	$8,080	$12,176
Work-in-process	49,329	50,717
Finished goods	19,991	16,679

	$77,400	$79,572

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30,
	2005	2004
Land	$9,423	$9,423
Land and leasehold improvements	4,284	4,103
Buildings	59,586	50,305
Machinery and equipment	317,334	335,572
Construction in progress	14,312	5,391

	404,939	404,794
Accumulated depreciation and amortization	(260,731)	(261,260)

	$144,208	$143,534

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on October 1, 2002, and performed a transitional impairment test for goodwill. As a result, management determined that the carrying amount of its goodwill was $397.1 million greater than its implied fair value. This transitional impairment charge was recorded as a cumulative effect of a change in accounting principle and is reflected in the Company’s results of operations for fiscal 2003. The significant impairment charge to goodwill shortly after the Merger resulted from a significant decline in the market price of our common stock. The first step of the goodwill impairment analysis compares the Company’s fair value to its net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company hired a third-party firm to perform the fair value calculation for the Merger and subsequent SFAS 142 valuation. The fair value calculation used to determine the purchase price for the Merger was performed in December 2001, the date at which both parties agreed upon the principal terms of the Merger. The calculation was based on the average market price of the Company’s common stock over a seven-day period. This same methodology was used to determine the fair value of the Company at October 1, 2002 for the required transitional impairment test upon the adoption of SFAS No. 142. Between the time of the Merger calculation in December 2001 and the SFAS No. 142 calculation in October 2002, the market price of the Company’s common stock declined as the wireless semiconductor industry experienced a downturn in demand amid concerns about inflation, decreased consumer confidence, reduced capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries. Since the Company’s fair value is directly linked to the market price of its common stock, a significant decline in the market price of its common stock could, and in this case did, result in an impairment charge to goodwill. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2005 and determined that as of July 5, 2005, its goodwill was not impaired.

Goodwill and intangible assets consist of the following (in thousands):

	Weighted	September 30, 2005			September 30, 2004
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$493,389	$—	$493,389	$504,493	$—	$504,493

Amortized intangible assets:
Developed technology	10	$10,550	$(4,651)	$5,899	$10,550	$(3,777)	$6,773
Customer relationships	10	12,700	(4,138)	8,562	12,700	(2,868)	9,832
Other	3	122	(122)	—	122	(101)	21

		23,372	(8,911)	14,461	23,372	(6,746)	16,626

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,641	$(8,911)	$17,730	$26,641	$(6,746)	$19,895

Annual amortization expense related to intangible assets are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Amortization expense	$2,165	$2,286	$3,545
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2003	$505,514	$10,550	$12,700	$3,269	$122	$532,155
Deductions during year	(1,021)	—	—	—	—	(1,021)

Balance as of September 30, 2004	$504,493	$10,550	$12,700	$3,269	$122	$531,134
Deductions during year	(11,104)	—	—	—	—	(11,104)

Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030

The reduction to goodwill in fiscal 2005 and fiscal 2004 results from the utilization of deferred tax assets for which no tax benefit was recognized as of the date of the Merger. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $31.9 million as of September 30, 2005.
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144

NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	September 30,
	2005	2004
Junior notes	$230,000	$230,000
Less-current maturities	—	—

	$230,000	$230,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. The fair value of the Company’s long-term debt approximated $231.2 million at September 30, 2005.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2006	—
2007	—
2008	230,000

$230,000

SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of September 30, 2005, Skyworks USA had borrowed $50.0 million under this agreement.
NOTE 8. INCOME TAXES
Income (loss) before income taxes and cumulative effect of change in accounting principle consists of the following components (in thousands)

	Years Ended September 30,
	2005	2004	2003
United States	$23,885	$15,029	$(59,379)
Foreign	17,104	11,367	5,754

	$40,989	$26,396	$(53,625)

The provision for income taxes from operations consists of the following (in thousands):

	Years Ended September 30,
	2005	2004	2003
Current tax expense (benefit):
Federal	$367	$—	$—
State	(1,032)	(1,040)	—
Foreign	1,178	837	1,414

	513	(203)	1,414

	Years Ended September 30,
	2005	2004	2003
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	—
Foreign	3,761	3,165	(762)

	3,761	3,165	(762)

Charge in lieu of tax expense	11,104	1,022	—

Provision for income taxes	$15,378	$3,984	$652

The actual income tax expense reported for operations is different than that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle. A reconciliation of income tax expense as computed at the U.S. Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Tax (benefit) expense at U.S. statutory rate	$14,346	$9,239	$(18,769)
Foreign tax rate difference	(1,048)	23	(1,362)
Deemed dividend from foreign subsidiary	8,956	—	—
Nondeductible interest expense	—	1,162	2,113
Research and development credits	(5,000)	(4,600)	(5,369)
State income taxes	(1,032)	(1,040)	—
Change in valuation allowance	(13,436)	(2,466)	25,168
Charge in lieu of tax expense	11,104	1,022	—
Other, net	1,488	644	(1,129)

Provision for income taxes	$15,378	$3,984	$652

The charge in lieu of tax expense resulted from partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	September 30,
	2005	2004
Current:
Inventories	$4,920	$5,680
Bad debts	2,004	704
Accrued compensation and benefits	2,919	2,464
Product returns, allowances and warranty	1,247	4,027
Restructuring	393	624
Prepaid insurance	(818)	—
Other – net	1,085	1,016

Current deferred tax assets	11,750	14,515
Less valuation allowance	(10,665)	(13,499)

Net current deferred tax assets	1,085	1,016

Long-term:
Property, plant and equipment	18,474	29,919
Intangible assets	7,406	8,240
Retirement benefits and deferred compensation	1,183	1,098
Net operating loss carryforwards	65,936	72,656
Federal tax credits	21,399	15,076
State investment credits	4,419	5,711
Restructuring	1,506	1,683

	September 30,
	2005	2004
Other – net	1,136	1,000

Long-term deferred tax assets	121,459	135,383
Less valuation allowance	(105,408)	(116,010)

Net long-term deferred tax assets	16,051	19,373

Total deferred tax assets	$17,136	$20,389

Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Mexicali Operations in the post-Merger period. Consequently, no U. S. income tax benefit has been recognized relating to the U.S. operating losses. As of September 30, 2005, the Company has established a valuation allowance against all of its net U.S. deferred tax assets. The net change in the valuation allowance of $13.4 million is principally due to the utilization of tax attributes, i.e. federal and state net operating loss and credit carryovers, and other deferred tax assets. As noted above, the Company has a valuation allowance of $116.1 million against its U.S. deferred tax assets as of September 30, 2005. When recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at September 30, 2005 will be accounted for as follows: approximately $80.3 million will be recognized as a reduction of income tax expense, $31.9 million will be recognized as a reduction of goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
The provision for income taxes for fiscal 2005 and fiscal 2004 consists of approximately $11.1 million and $1.0 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. No benefit has been recognized for utilizing certain pre-Merger deferred tax assets. The utilization of these deferred items reduces the carrying value of goodwill, i.e., charge in lieu of tax expense, instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets periodically and adjust the provision for income taxes accordingly based on whether the Company believes it is more likely than not that the deferred tax assets will be realized during the carryforward period.
Deferred tax assets have been recognized for foreign operations when management believes they will more likely than not be recovered during the carryforward period. The Company does not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.
In 2002, the Company recorded a tax benefit of approximately $23 million related to the impairment of its Mexicali assets. A valuation allowance has not been established because the Company believes that the related deferred tax asset will more likely than not be recovered during the carryforward period. During the first quarter of fiscal 2005, the Company reduced the carrying value of its deferred tax assets by $2.2 million. This charge resulted from a reduction of the statutory income tax rate in Mexico. Accordingly, the deferred tax asset was remeasured using the enacted tax rates expected to apply to taxable income in the years in which the temporary difference is expected to be recovered.
Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets denominated in foreign currencies are included in provision (benefit) for income taxes and reduced tax expense by $0.8 million in fiscal 2005, and increased tax expense by $1.2 million in fiscal 2004.
As of September 30, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $180.6 million, which will expire at various dates through 2025 and aggregate state net operating loss carryforwards of approximately $43.4 million, which will expire at various dates through 2010. The Company also has U.S. federal and state income tax credit carryforwards of approximately $25.8 million. The U.S. federal tax credits expire at various dates through 2025. The use of the pre-Merger net operating loss and tax credit carryovers from Alpha will be limited due to statutory tax restrictions resulting from the Merger and related change in ownership. The annual limit on the utilization of pre-Merger net operating losses is approximately $14 million. Utilization of pre-Merger credits would also be limited to the tax equivalent of the annual net operating loss limitation.
No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $11.6 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the U. S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
In fiscal 2005 our subsidiary in Mexico dividended approximately $25.6 million of earnings to the United States. Such earnings, which were not subject to Mexico withholding tax and could be applied against U.S. net operating loss carryforwards, resulted in no significant U.S. income tax expense. Earnings of our Mexico subsidiary are no longer considered permanently reinvested, and accordingly, U.S. income taxes are provided on current earnings attributable to our earnings in Mexico.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides incentives for U.S. multinational corporations, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad. Due to the existence and amount of the Company’s net operating loss carryforwards, the Company will not benefit from this provision in the AJCA.
NOTE 9. STOCKHOLDERS’ EQUITY
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
On August 11, 2003 the Company filed a shelf registration statement on Form S-3 with the SEC with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides the Company with greater flexibility and access to capital. On September 9, 2003, the Company issued 9.2 million shares of common stock under its shelf registration statement. The Company may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.
At September 30, 2005, the Company had 158,625,057 shares of common stock issued and outstanding.
PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 30, 2005, the Company had no shares of preferred stock issued or outstanding.
STOCK OPTIONS
The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 to 10 years after the grant date. As of September 30, 2005, a total of 36.5 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 8.4 million at September 30, 2005. In addition, options outstanding include 11.5 million options issued in connection with the Merger.
Pursuant to an exchange offer dated June 16, 2003 (the “Exchange Offer”), the Company offered a stock option exchange program to its employees, other than its executive officers under Section 16 of the Securities Exchange Act of 1934, as amended, giving them the right to tender outstanding stock options with an exercise price of $13.00 per share or more in exchange for new options to be issued six months and one day after the close of the Exchange Offer. On July 3, 2003, the expiration date of the Company’s Exchange Offer, the Company accepted for exchange from eligible employees, options to purchase an aggregate of approximately 5.3 million shares of the Company’s common stock. These stock options were cancelled as of that date. Pursuant to the Exchange Offer, a ratio was applied to the options accepted for exchange from eligible employees and on January 5, 2004, the Company issued new options to purchase approximately 3.4 million shares of the Company’s common stock with an exercise price at fair market value ($9.60) in exchange for the options cancelled in connection with the offer. These new options vest ratably over the 18 month period from the date of grant. The Exchange Offer qualified for fixed accounting, and thus the Company did not recognize compensation expense in connection with the grant of the replacement options pursuant to the Exchange Offer.
A summary of stock option transactions follows (shares in thousands):

		Weighted average
		exercise price of
	Shares	shares under plan
Balance outstanding at September 30, 2002	31,332	$19.73
Granted	6,372	5.06
Exercised	(496)	6.37
Accepted for exchange	(5,328)	23.38
Cancelled	(6,117)	20.21

Balance outstanding at September 30, 2003	25,763	$15.44
Granted	7,351	9.16
Granted for options accepted for exchange	3,377	9.60
Exercised	(685)	5.05
Cancelled	(4,043)	15.61

Balance outstanding at September 30, 2004	31,763	$13.63
Granted	4,668	8.47
Exercised	(935)	5.57
Cancelled	(3,918)	13.66

Balance outstanding at September 30, 2005	31,578	$12.99

Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price
2005	24,053	$14.68
2004	17,671	$17.59
2003	15,141	$19.03
The following table summarizes information concerning currently outstanding and exercisable options as of September 30, 2005 (shares in thousands):

		Weighted
		average	Weighted
		remaining	average		Weighted
Range of exercise	Number	contractual	outstanding	Options	average exercise
prices	outstanding	life (years)	option price	exercisable	price
$0.45 - $5.75	4,620	6.9	$4.64	2,248	$4.50
$5.76 - $8.93	5,227	8.7	$8.31	767	$7.17
$8.96 - $9.18	4,680	8.3	$9.17	4,358	$9.18
$9.19 - $13.56	5,094	7.3	$10.60	4,817	$10.60
$13.67 - $17.12	5,687	3.1	$16.36	5,667	$16.37
$17.20 - $21.31	4,619	5.2	$21.17	4,574	$21.18
$21.56 - $170.44	1,651	4.2	$34.87	1,622	$35.05

	31,578	6.4	$12.99	24,053	$14.68

STOCK OPTION DISTRIBUTION
The following table summarizes information concerning currently outstanding options as of September 30, 2005 (shares in thousands):

		% of total
		common
	Number	stock
	outstanding	outstanding
Stock options held by employees and directors	22,975	14.5%
Stock options held by non-employees (excluding directors)	8,603	5.4%

	31,578	19.9%

As of September 30, 2005, the Company’s ratio of options outstanding as a percentage of total common stock outstanding (“overhang”) was 19.9%. The overhang attributable to options held by non-employees (other than its non-employee directors) was 5.4% and the overhang attributable to employees and directors was 14.5%.
In connection with the Merger, as of September 30, 2005 and September 30, 2004, non-employees, excluding directors, held 8,602,253 and 10,662,628 options at a weighted average price of $20.46 and $20.44, respectively. Effective June 25, 2002, in connection with the Merger, each Conexant option holder, other than holders of options granted to employees of Conexant’s former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations, received an option to purchase an equal number of shares of common stock of the Washington subsidiary. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock. The conversion of Washington options into Skyworks’ options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the conversion was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and options period of the Skyworks’ options were the same as the original vesting terms and option period of the corresponding Washington options. As a result, there are a large number of options held by persons other than Skyworks’ employees and directors.
RESTRICTED STOCK AWARDS
The Company’s stock-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers and other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award) or, in certain cases, if prescribed performance criteria are not met. The fair value of restricted stock awards at the date of grant is charged to expense over the vesting period. The Company granted 160,500 shares of restricted common stock during fiscal 2005. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the market price of the underlying common stock and is being recognized as expense over the vesting periods of four years. The restricted stock grants were valued at approximately $843,000 of which approximately $79,000 was recognized as compensation expense in fiscal 2005.

The remaining unrecognized balance will be recorded as compensation expense ratably over the vesting periods of the restricted stock of four (4) years. There were no restricted stock grants awarded in fiscal 2004 or fiscal 2003.
STOCK-BASED COMPENSATION PLANS FOR DIRECTORS
The Company has three stock-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.2 million shares have been authorized for option grants. As of September 30, 2005, under the three plans, a total of 0.4 million shares are available for new grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Shareholders. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted become exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 become exercisable at a rate of 20% per year beginning one year from the date of grant. During fiscal 2005, 165,000 options were granted under these plans at a weighted average price of $5.80. At September 30, 2005, a total of 772,500 options at a weighted average price of $10.54 are outstanding under these three plans, and 416,250 shares were exercisable at a weighted average price of $12.94. During fiscal 2004, 15,000 options were exercised under these plans, and during fiscal 2005 and 2003, no options were exercised under these plans. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 1996 Long-Term Incentive Plan. The above-mentioned activity for the stock-based compensation plans for directors is included in the option tables above.
EMPLOYEE STOCK PURCHASE PLAN
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period. The plans provide for purchases by employees of up to an aggregate of 3,000,000 shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2005, 2004 and 2003 were 824,211, 616,760, and 704,921, respectively. At September 30, 2005, there are 84,613 shares available for purchase. The Company did not recognize compensation expense under these plans in fiscal 2005, 2004 or 2003.
STOCK WARRANTS
In connection with the Merger, the Company issued to Jazz Semiconductor, Inc. (“Jazz Semiconductor”) a warrant to purchase 1,017,900 shares of Skyworks common stock at a price of $24.02 per share. This warrant became exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. The Company applied the Black-Scholes model to determine the fair value estimate and approximately $0.2 million, $0.8 million and $0.8 million was included in amortization of intangible assets related to this item in fiscal 2005, 2004 and 2003, respectively. The warrant expired without being exercised on January 20, 2005.
NOTE 10. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company generally contributes a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For fiscal years 2005, 2004 and 2003, the Company contributed and recognized expense for 681,883, 392,744, and 560,516 shares, respectively, of the Company’s common stock valued at $5.1 million, $3.6 million and $4.2 million, respectively, to fund the Company’s obligation under the 401(k) plan.
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately 20 Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer pension plans or retiree benefits to its employees. The Company incurred net periodic benefit costs of $113,000, $108,000 and $119,000 for pension benefits in fiscal years 2005, 2004 and 2003, respectively. The Company incurred net periodic benefit costs of $118,000, $125,000 and $120,000 for retiree medical benefits in fiscal years 2005, 2004 and 2003, respectively.

The funded status of the Company’s principal defined benefit and retiree medical benefit plans and the amounts recognized in the balance sheet are as follows (in thousands):

	Pension Benefits			Retiree Medical Benefits
	2005	2004	2003	2005	2004	2003
Benefit obligations in excess of plan assets	$1,137	$969	$1,075	$1,238	$1,210	$1,046
Unrecognized net actuarial loss	(1,301)	(786)	(632)	—	—	—

Net accrued benefit cost	$(164)	$183	$443	$1,238	$1,210	$1,046

NOTE 11. COMMITMENTS
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $9.8 million in both fiscal 2005 and fiscal 2004, and $10.4 million in fiscal 2003. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2006	$6,980
2007	6,031
2008	5,354
2009	5,305
2010	4,862
Thereafter	2,306

$30,838

In addition, the Company entered into licensing agreements for intellectual property rights and maintenance and support services during fiscal 2004. Pursuant to the terms of these agreements, the Company is committed to aggregate payments of $4.3 million, $3.4 million and $1.6 million in fiscal years 2006, 2007 and 2008, respectively.
NOTE 12. CONTINGENCIES
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
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations.
From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.
NOTE 13. GUARANTEES AND INDEMNITIES
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
NOTE 14. SPECIAL CHARGES
Special charges consists of the following (in thousands):

	Years Ended September 30,
	2005	2004	2003
Asset impairments	$—	$13,183	$28,269
Restructuring	—	4,183	6,224

	$—	$17,366	$34,493

Special charges consist of charges for asset impairments and restructuring activities, as follows:
     ASSET IMPAIRMENTS
During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge included approximately $1.8 million of contractual payment obligations, which have been paid in full as of September 30, 2005. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) was impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.
During the fourth quarter of fiscal 2003, the Company recorded a $26.0 million charge for the impairment of assets related to certain infrastructure products manufactured in its Woburn, Massachusetts and Adamstown, Maryland facilities. The Woburn facility primarily manufactures semiconductor products based on both silicon wafer technology and gallium arsenide technology. The Company’s Adamstown, Maryland facility primarily manufactures ceramics components. The Company experienced a significant decline in factory utilization resulting from a downturn in the market for products manufactured at these two facilities and a decision to discontinue certain products. The impairment charge was based on a recoverability analysis prepared by management based on these factors and the related impact on its current and projected outlook. The Company projected lower revenues and new order volume for these products and management believed these factors indicated that the carrying value of the related assets (machinery, equipment and intangible assets) may have been impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products over a five-year period. Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144, the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The fair value of the assets was determined by computing the present value of the estimated future cash flows using a discount rate of 16%, which management believed was commensurate with the underlying risks associated with the projected future cash flows. Management believes the assumptions used in the discounted cash flow model represented a reasonable estimate of the fair value of the assets. The write-down established a new cost basis for the impaired assets.

In addition, during the fourth quarter of fiscal 2003 we recorded a $2.3 million charge for the impairment of our Haverhill, Massachusetts property. In fiscal 2003, we relocated our operations from this facility to our Woburn, Massachusetts and Mexicali, Mexico facilities.
     RESTRUCTURING CHARGES
2004 Corporate Restructuring Plan
During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for have been paid as of September 30, 2005.
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	$155	$211	$366

Cash payments	(155)	(198)	(353)

Restructuring balance, September 30, 2005	$—	$13	$13

2003 Corporate Restructuring Plans
During fiscal 2003, the Company recorded $6.2 million in restructuring charges to provide for workforce reductions and the consolidation of facilities. The charges were based upon estimates of the cost of severance benefits for affected employees and lease cancellation, facility sales, and other costs related to the consolidation of facilities. As of September 30, 2005, all amounts accrued for these actions have been paid.
Activity and liability balances related to the fiscal 2003 restructuring actions are as follows (in thousands):

	2003
	Workforce	Facility Closings
	Reductions	and Other	Total
Charged to costs and expenses	4,819	$1,405	$6,224
Cash payments	(3,510)	(1,236)	(4,746)

Restructuring balance, September 30, 2003	$1,309	$169	$1,478
Charged to costs and expenses	475	—	475
Cash payments	(1,777)	(116)	(1,893)

Restructuring balance, September 30, 2004	$7	$53	$60

Cash payments	(7)	(53)	(60)

Restructuring balance, September 30, 2005	$—	$—	$—

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During fiscal 2005 and the fiscal years ended September 30, 2004 and 2003, payments related to the restructuring reserves assumed from Alpha were $0.2 million, $0.2 million, and $4.7 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. This reduction of expenses is reflected in the special charges line of the Company’s results of operations. As of September 30, 2005, the restructuring reserve balance related to Alpha was $1.0 million and primarily relates to estimated future payments on a lease that expires in 2008.

NOTE 15. SEGMENT INFORMATION AND CONCENTRATIONS
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
GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
United States	$66,429	$74,105	$87,691
Other Americas	39,541	51,537	69,559

Total Americas	105,970	125,642	157,250

China	215,082	206,364	119,385

South Korea	107,225	188,090	157,772

Taiwan	92,171	69,126	60,449
Other Asia-Pacific	144,940	64,570	38,983

Total Asia-Pacific	559,418	528,150	376,589

Europe, Middle East and Africa	126,983	130,231	83,950

	$792,371	$784,023	$617,789

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
The increase in net revenues derived from Other Asia-Pacific in fiscal 2005 as compared to fiscal 2004 is due to the consolidation of the purchasing function of one of the Company’s significant customers to Singapore in fiscal 2005 from other non-Asia Pacific locations.
The significant growth in net revenues derived from China in fiscal 2004 when compared to the previous fiscal year reflects the Company’s market share gains across a number of domestic cellular handset suppliers in the region and primarily represents sales of complete cellular systems, DCR transceivers and front-end modules.
Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	September 30,
	2005	2004
United States	$85,072	$81,356
Mexico	60,594	61,702
Other	5,172	6,951

	$150,838	$150,009

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. As of September 30, 2005, Motorola, Inc. and RTI International accounted for approximately 16% and 15%, respectively of the Company’s gross accounts receivable. As of September 30, 2004 Motorola, Inc. represented approximately 12% and Samsung Electronics Co. and RTI International each accounted for approximately 10% of the Company’s gross accounts receivable. Samsung Electronics Co. accounted for 18% of the Company’s gross accounts receivable balance at September 30, 2003.
The following customers accounted for 10% or more of net revenues:

	Years Ended September 30,
	2005	2004	2003
Motorola, Inc.	21%	14%	11%
Sony Ericsson Mobile Communications AB	10%	8%	7%
Samsung Electronics Co.	7%	12%	15%
NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter (3)	Quarter	Quarter	Quarter (2)	Year
Fiscal 2005
Net revenues	$220,160	$190,505	$191,532	$190,174	$792,371
Gross profit	88,019	72,599	77,874	69,280	307,772
Net income	13,917	1,244	7,389	3,061	25,611
Per share data (1)
Net income, basic	0.09	0.01	0.05	0.02	0.16
Net income, diluted	0.09	0.01	0.05	0.02	0.16

Fiscal 2004
Net revenues	$175,108	$183,471	$207,377	$218,067	$784,023
Gross profit	69,568	72,204	83,784	87,660	313,216
Net income (loss)	4,172	(9,421)	13,030	14,631	22,412
Per share data (1)
Net income (loss), basic	0.03	(0.06)	0.09	0.09	0.15
Net income (loss), diluted	0.03	(0.06)	0.08	0.09	0.15

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the fourth quarter of fiscal 2004, the Company reduced the carrying value of its deferred tax assets by $3.5 million. This charge primarily originated from foreign exchange translation errors after establishing the $23.1 million tax benefit recorded in fiscal 2002 for the impairment of the Company’s assembly and test machinery and equipment in Mexicali, Mexico immediately following completion of the Merger. The cumulative effect of these errors was reported in the provision for income taxes line of the statement of operations in the fourth quarter of fiscal 2004, as it did not have a material impact in prior periods. The aggregate $3.5 million charge and the effect on earnings per share, if any, are listed in the following table.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2004
Reduction to Mexicali deferred tax asset	$(280)	$(62)	$(742)	$(72)	$(1,156)
Effect on diluted earnings per share, if any	—	—	—	—	(0.01)
Fiscal 2003
Reduction to Mexicali deferred tax asset	$62	$(1,153)	$453	$(1,414)	$(2,052)
Effect on diluted earnings per share, if any	—	(0.01)	—	(0.01)	(0.01)
Fiscal 2002
Reduction to Mexicali deferred tax asset	$—	$—	$—	$(256)	$(256)
Effect on diluted earnings per share, if any	—	—	—	—	—

(1)	During the first quarter of fiscal 2005, the Company reduced the carrying value of its deferred tax assets by $2.2 million. This charge resulted from a reduction of the statutory income tax rate in Mexico. This reduction is being reported in the provision for income taxes line of the statement of operations in the first quarter of fiscal 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Skyworks’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of Skyworks’ disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Skyworks’ disclosure controls and procedures as of September 30, 2005, Skyworks’ chief executive officer and chief financial officer concluded that, as of such date, Skyworks’ disclosure controls and procedures were effective at the reasonable assurance level.
Management’s report on Skyworks’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included below in this Item 9A. of this Form 10-K and are incorporated herein by reference.
Management Report on Internal Control over Financial Reporting
The management of Skyworks Solutions, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934. Our management, under the supervision of the principal executive officer and the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation performed under the COSO framework as of September 30, 2005, management concluded that our internal control over financial reporting is effective.

KPMG LLP, our independent registered public accounting firm, has audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of September 30, 2005, as stated in their report which is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Skyworks Solutions, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Skyworks Solutions, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Boston, Massachusetts
December 14, 2005

ITEM 9B. OTHER INFORMATION.
None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The following table sets forth for each director of the Company and the current executive officers of the Company, their ages and present positions with the Company:

Name	Age	Title
Dwight W. Decker	55	Chairman of the Board

David J. Aldrich	48	President, Chief Executive
		Officer and Director

Allan M. Kline	60	Vice President and Chief
		Financial Officer

Kevin D. Barber	45	Senior Vice President and
		General Manager, Mobile
		Platforms

Liam K. Griffin	39	Senior Vice President, Sales
		and Marketing

George M. LeVan	60	Vice President, Human
		Resources

Stanley A. Swearingen, Jr.	45	Vice President and General
		Manager, Linear Products

Mark V.B. Tremallo	49	Vice President, General
		Counsel and Secretary

Gregory L. Waters	45	Executive Vice President

Kevin L. Beebe	46	Director

Moiz M. Beguwala	59	Director

Timothy R. Furey	47	Director

Balakrishnan S. Iyer	49	Director

Thomas C. Leonard	71	Director

David P. McGlade	44	Director

David J. McLachlan	67	Director
     Dwight W. Decker, age 55, has been Chairman of the Board since June 2002. Dr. Decker has also served as Chairman of the Board of Conexant Systems, Inc. (a broadband communication semiconductor company) since December 1998 and has served as a director of Conexant since 1996. Since November 2004, Dr. Decker has also served as Conexant’s Chief Executive Officer, a position he previously held from December 1998 until March 2004. He served as Senior Vice President of Rockwell International Corporation (now, Rockwell Automation, Inc.) (electronic controls and communications) and President, Rockwell Semiconductor Systems (now Conexant) from July 1998 to December 1998; Senior Vice President of Rockwell; and President, Rockwell Semiconductor Systems and Electronic Commerce prior thereto. Dr. Decker is also a director of Mindspeed

Technologies, Inc. (networking infrastructure semiconductors), Pacific Mutual Holding Company (life insurance) and Jazz Semiconductor, Inc. (semiconductor wafer foundry). He is also a director or member of numerous professional and civic organizations.
     David J. Aldrich, age 48, has served as President, Chief Executive Officer, and Director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division.
     Allan M. Kline, age 60, has been Vice President and Chief Financial Officer since January 2004. From May 2003 until January 2004, Mr. Kline served as Chief Financial Officer of Fibermark, Inc., a producer of specialty fiber-based materials that filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“U.S.B.C.”) on November 15, 2004. Prior to this, from June 1996 to February 2002, Mr. Kline served as Chief Financial Officer for Acterna Corporation, a global communications test and management company that filed a voluntary petition for reorganization under Chapter 11 of the U.S.B.C. on May 6, 2003. He has also served as Chief Financial Officer for CrossComm Corp., a provider of internetworking systems from 1995 to 1996 and for Cabot Safety Corporation, a subsidiary of Cabot Corporation, a basic materials manufacturer from 1990 to 1994. Mr. Kline was also a Vice President at O’Connor, Wright Wyman, Inc., a merger and acquisition advisory firm from August 2002 to May 2003, and served on the Board of Directors of Acterna and CrossComm. Mr. Kline also serves as a director of the Massachusetts Telecommunications Council. He began his career at Arthur Young & Co. in 1969, where he was a partner for six years.
     Kevin D. Barber, age 45, has served as Senior Vice President and General Manager, Mobile Platforms since November 2005 and Senior Vice President and General Manager, RF Solutions since September 2003. Previously, Mr. Barber served as Senior Vice President, Operations from June 2002 to September 2003; Senior Vice President, Operations of Conexant Systems, Inc. (broadband communication semiconductors) from February 2001 to June 2002; Vice President, Internal Manufacturing from August 2000 to February 2001; Vice President, Device Manufacturing from March 1999 to August 2000; Vice President, Strategic Sourcing from November 1998 to March 1999; and Director, Material Sourcing of Rockwell Semiconductor Systems (now Conexant) from May 1997 to November 1998. Prior to this, Mr. Barber held various engineering and operational roles at Rockwell Semiconductor Systems since April 1984.
     Liam K. Griffin, age 39, joined the Company in August 2001 and serves as Senior Vice President, Sales and Marketing. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems.
     George M. LeVan, age 60, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, he held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.
     Stanley A. Swearingen, Jr., age 45, joined the Company in August 2004 and serves as Vice President and General Manager, Linear Products. Prior to joining Skyworks, from November 2000 to August 2004, Mr. Swearingen was Vice President and General Manager of Agere Systems’ Computing Connectivity division, where he was responsible for the design and manufacturing of wired and wireless connectivity solutions. Prior to this, from July 1999 to November 2000, he served as President and Chief Operating Officer of Quantex Microsystems, a direct provider of personal computers, servers and Internet infrastructure products. He has also held senior management positions at National Semiconductor, Cyrix and Digital Equipment Corp.
     Mark V.B. Tremallo, age 49, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies, a technical workforce solutions provider. Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp., a global communications test equipment and solutions provider, which filed a voluntary petition for reorganization under Chapter 11 of the U.S.B.C. on May 6, 2003. Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.

     Gregory L. Waters, age 45, joined the Company in April 2003, and has served as Executive Vice President since November 2005, and Vice President and General Manager, Cellular Systems since May 2004. Previously, from February 2001 until April 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and, beginning in 1998, held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales.
     Kevin L. Beebe, age 46, has been a director since January 2004. He has been Group President of Operations at ALLTEL Corporation, a telecommunications services company, since 1998. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360º Corporation, a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager.
     Moiz M. Beguwala, age 59, has been a director since June 2002. He is an executive employee of Conexant Systems, Inc., and served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant’s spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of SIRF Technology.
     Timothy R. Furey, age 47, has been a director since 1998. He has been Chief Executive Officer of MarketBridge, a privately owned sales and marketing strategy and technology professional services firm, since 1991. His company’s clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.
     Balakrishnan S. Iyer, age 49, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from December 1998 to June 2003, and has been a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Conexant, Invitrogen Corporation, Power Integrations, QLogic Corporation, and IHS, Inc.
     Thomas C. Leonard, age 71, has been a director since August 1996. From April 2000 until June 2002 he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years’ experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.
     David P. McGlade, age 44, has been a director since February 2005. Since April 2005, he has served as the Chief Executive Officer of Intelsat, a worldwide provider of satellite communications services. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK, a subsidiary of mmO2, a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS; Chief Executive Officer and co-founder of Pure Matrix, a U.S. software company that enables the creation of services on mobile phones; Chief Executive Officer of CatchTV, an Internet/TV convergence company; and Vice President, Operations at TCI.
     David J. McLachlan, age 67, has been a director since 2000. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation, a biotechnology company, from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme Corporation from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President, Chief Financial Officer of Adams-Russell Company, an electronic component supplier and cable television franchise owner. Mr. McLachlan also serves on the Boards of Directors of Dyax Corporation, a biotechnology company, and HearUSA, Ltd., a hearing care services company.
As part of the terms of the Merger of the wireless communications divisions of Conexant Systems, Inc. with and into the Company, four designees of Conexant — Donald R. Beall (who retired as a director in April 2005), Moiz M. Beguwala, Dwight W. Decker and Balakrishnan S. Iyer — were appointed to our Board of Directors. Each of the remaining three Conexant designees to the Board continues to have a business relationship with Conexant. Mr. Decker currently serves as the chief executive officer, as well as the chairman of the board, of Conexant. Mr. Iyer currently serves as a non-employee director of Conexant. Mr. Beguwala is a current employee, as well as a former executive officer, of Conexant.
Audit Committee — The Company has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act comprised of the following individuals, each of which is independent within the meaning of applicable listing standards of the NASDAQ Stock Market: David J. McLachlan (Chairman), Kevin L. Beebe and David P. McGlade.
Audit Committee Financial Expert — The Board of Directors has determined that David J. McLachlan, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ National Market rules. The board’s affirmative determination was based, among other things, upon his extensive experience as chief financial officer of Genzyme Corporation.
Code of Business Conduct and Ethics — The Company has adopted its “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including its executive officers. A copy of the Code of Business Conduct and Ethics is posted on the Company’s Internet website at http://www.skyworksinc.com. Additionally, the Company has adopted its “Code of Ethics for Principal Financial Officers”, which is applicable to the Company’s Principal Financial Officers and is also available on our Internet site. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the codes that requires disclosure under applicable rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet website.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and beneficial owners of greater than 10% of our equity securities to file reports of holdings and transactions of securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and other information provided to us, with respect to our fiscal year ended September 30, 2005, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers with respect to our fiscal year ended September 30, 2005, were timely made.
ITEM 11. EXECUTIVE COMPENSATION.
The following table presents information about total compensation during the last three completed fiscal years for the Chief Executive Officer and the four next most highly compensated persons serving as executive officers during the year (the “Named Executives”).
SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation Awards
	Annual Compensation				Restricted	Securities
Name and Principal	Fiscal				Stock	Underlying		All Other
Position	Year	Salary	Bonus		Awards($)(1)	Options(#)		Compensation(2)
David J. Aldrich	2005	$549,800	$—		$391,940	274,254		$10,804
President and	2004	$527,539	$1,060,000		—	500,000		$12,608
Chief Executive Officer	2003	$480,000	$—		—	—		$9,548

Kevin D. Barber	2005	$342,700	$—		$92,222	64,530		$9,464
Senior Vice President	2004	$329,646	$397,000		—	210,000	(3)	$13,397
and General Manager,	2003	$307,615	$—		—	—		$6,890
Mobile Platforms

Liam K. Griffin	2005	$298,000	$—		$92,222	64,530		$9,445
Senior Vice President,	2004	$278,769	$336,000		—	110,000		$8,298
Sales and Marketing	2003	$259,423	$115,000	(4)	—	—		$7,315

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation Awards
	Annual Compensation				Restricted	Securities
Name and Principal	Fiscal				Stock	Underlying	All Other
Position	Year	Salary	Bonus		Awards($)(1)	Options(#)	Compensation(2)
Allan M. Kline(5)	2005	$336,700	$—		$92,222	64,530	$11,716
Vice President, Chief	2004	$237,500	$390,000		—	280,000 (6)	$6,413
Financial Officer	2003	$—	$—		—	—	$—

Gregory L. Waters	2005	$318,900	$—		$92,222	64,530	$46,590	(7)
Executive Vice President	2004	$295,385	$360,000		—	100,000	$22,039	(7)
	2003	$117,288	$60,000	(7)	—	225,000 (6)	$4,165

(1)	Amounts shown represent the dollar value of the restricted stock awards based on the value of the Company’s common stock on the date of grant. All grants of restricted stock vest 25% per year on each of the first four anniversaries of the grant date and were made under the Company’s 2005 Long-Term Incentive Plan. On May 10, 2005, Mr. Aldrich received a grant of 75,373 shares of restricted stock and Messrs. Barber, Griffin, Kline, and Waters each received a grant of 17,735 shares of restricted stock. The dollar value shown above with respect to each of the Named Executives is based upon the closing price of the Company’s common stock ($5.20) on May 10, 2005. As of September 30, 2005, the aggregate number of shares of restricted stock held by each of the Named Executives, and the dollar value of such shares, was as follows: Mr. Aldrich, 75,373 shares ($529,118); Mr. Barber, 17,735 shares ($124,500); Mr. Griffin, 17,735 shares ($124,500); Mr. Kline, 17,735 shares ($124,500); and Mr. Waters, 17,735 shares ($124,500). The dollar values are based upon the closing price of the Company’s common stock ($7.02) on September 30, 2005.

(2)	“All Other Compensation” includes the Company’s contributions to each Named Executive’s 401(k) plan account, the cost of group term life insurance premiums, and de minimis service awards.

(3)	Mr. Barber received an annual stock option grant to purchase 110,000 shares in January 2004, and a one-time stock option grant to purchase 100,000 shares in connection with his promotion to Senior Vice President and General Manager, RF Solutions in November 2003.

(4)	As an incentive for joining the Company in August 2001, Mr. Griffin was guaranteed a one-time bonus of $115,000, which was paid during fiscal 2003.

(5)	Mr. Kline joined the Company as an executive officer on January 5, 2004.

(6)	As an incentive for joining the Company, Messrs. Kline and Waters received one-time new hire stock option grants to purchase 280,000 shares and 225,000 shares, respectively.

(7)	Mr. Waters joined the Company on April 17, 2003, and was appointed an executive officer on February 6, 2004. As an incentive for joining the Company, Mr. Waters received a sign on bonus of $60,000. Mr. Waters also received $37,413 and $9,591 in relocation reimbursements in fiscal years 2005 and 2004, respectively, which is included in “All Other Compensation.”
The following tables provide information about stock options granted to and exercised by each of the Named Executives in fiscal year 2005, if any, and the value of options held by each at September 30, 2005.
OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

		Percent of
		Total
	Number	Options
	of Securities	Granted to
	Underlying	Employees			Potential Realizable Value at
	Options	in Fiscal	Exercise or Base		Assumed Annual Rates of Stock
	Granted	Year	Price		Price Appreciation for Option Term
Name	(#)	(%)	($ / Share)	Expiration Date	5%	10%
David J. Aldrich	274,254	5.9	$8.93	11/10/2014	$1,540,218	$3,903,216
Kevin D. Barber	64,530	1.4	$8.93	11/10/2014	$362,402	$918,399
Liam K. Griffin	64,530	1.4	$8.93	11/10/2014	$362,402	$918,399
Allan M. Kline	64,530	1.4	$8.93	11/10/2014	$362,402	$918,399
Gregory L. Waters	64,530	1.4	$8.93	11/10/2014	$362,402	$918,399

The options vest at a rate of 25% per year commencing one year after the date of grant, provided the holder of the option remains employed by the Company. Options may not be exercised beyond three months after the holder ceases to be employed by the Company, except in the event of termination by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination. The assumed annual rates of stock price appreciation stated in the table are dictated by regulations of the Securities and Exchange Commission, and are compounded annually for the full term of the options. These assumptions do not reflect our estimates of future stock price growth and actual outcomes may differ.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND
FISCAL YEAR END OPTION VALUES

			Number of Securities		Value of Unexercised
	Shares		Underlying		In-The-Money
	Acquired On	Value	Unexercised Options at		Options at
	Exercise	Realized	September 30, 2005 (#)		September 30, 2005 ($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Aldrich	50,000	$385,410	1,364,000	349,254	$569,170	$152,250
Kevin D. Barber	—	$—	287,564	158,280	$114,188	$38,063
Liam K. Griffin	—	$—	297,500	77,030	$76,125	$25,375
Allan M. Kline	—	$—	70,000	274,530	$—	$—
Gregory L. Waters	—	$—	212,500	177,030	$191,250	$191,250
The values of unexercised options in the foregoing table are based on the difference between the $7.02 closing price of Skyworks’ common stock on September 30, 2005, the end of the 2005 fiscal year, on the NASDAQ National Market, and the respective option exercise price.
STOCK-BASED COMPENSATION AWARDS
There were no stock-based compensation awards granted to any of the Named Executives for fiscal 2005.
EXECUTIVE COMPENSATION
Our executives are eligible for awards of nonqualified stock options, incentive stock options and restricted stock awards under our applicable stock-based compensation plans. These stock-based compensation plans are administered by the Compensation Committee of the Board of Directors. Generally, the exercise price at which an executive may purchase Skyworks’ common stock pursuant to a stock option is the fair market value of Skyworks’ common stock on the date of grant. Stock options are granted subject to restrictions on vesting, with equal portions of the total grant generally vesting over a period of four years. Our stock options are subject to forfeiture (after certain grace periods) upon termination of employment disability or death. Restricted stock awards involve the issuance of shares of common stock that may not be transferred or otherwise encumbered, subject to certain exceptions, for varying amounts of time, and which will be forfeited, in whole or in part, if the executive terminates his or her employment with Skyworks.
The Named Executives were also eligible to receive target incentive compensation under which a percentage of each executive’s total cash compensation is tied to the accomplishment of specific financial objectives during fiscal year 2005. The Company did not achieve the annual performance targets set by the Board of Directors, and therefore no incentive bonuses were paid to the Named Executives with respect to fiscal year 2005. Certain Named Executives also may participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”), an unfunded, non-qualified deferred compensation plan, under which participants may defer a portion of their compensation. Deferred amounts are held in a trust. Participants defer recognizing taxable income on the amount held for their benefit until the amounts are paid. Although the Company, in its sole discretion, may make additional contributions to the accounts of participants, it presently has no plans to do so and has never done so in the past. Participants normally receive the deferred amounts upon retirement.

COMPENSATION OF DIRECTORS
Directors who are not employees of Skyworks are paid, in quarterly installments, an annual retainer of $30,000, plus an additional $1,000 for each Board of Directors meeting attended in person or $500 for each Board of Directors meeting attended by telephone. Effective beginning fiscal year 2005, the Chairman of the Board of Directors is paid an annual retainer of $45,000. Additional annual retainers are paid to the Chairman of the Audit Committee ($9,000); the Chairman of the Compensation Committee ($6,000); and the Chairman of the Nominating and Governance Committee ($2,500). In addition, Directors who serve on Committees in roles other than as Chairman are annually paid $3,000 (Audit Committee); $2,000 (Compensation Committee); and $1,250 (Nominating and Corporate Governance Committee). Each new non-employee director receives an option to purchase 45,000 shares of common stock immediately following the earlier of Skyworks’ annual meeting of stockholders at which the director is first elected by the stockholders or following his initial appointment by the Board of Directors. Additionally, following each annual meeting of stockholders each non-employee director who is continuing in office or re-elected receives an option to purchase 15,000 shares of common stock. The exercise price of stock options granted to directors is equal to the fair market value of the common stock on the date of grant. Stock option grants to directors for fiscal years 2002, 2003 and 2004 were made under the 2001 Directors’ Stock Option Plan.
In connection with his appointment to the Board of Directors, Mr. McGlade was granted an option to purchase 45,000 shares of common stock on February 1, 2005, at an exercise price equal to the fair market value of the common stock on the date of grant under our Directors’ 2001 Stock Option Plan. In connection with their continued service on the Board of Directors, each of Messrs. Beebe, Beguwala, Decker, Furey, Iyer, Leonard and McLachlan was granted an option to purchase 15,000 shares of common stock on April 28, 2005, at an exercise price equal to the fair market value of the common stock on the date of grant.
On June 27, 2005, the Company’s Board of Directors modified the terms of certain options to purchase the Company’s common stock held by Mr. Donald R. Beall, a former director of the Company who retired on April 28, 2005. Specifically, the vesting of 36,750 of Mr. Beall’s outstanding stock options was accelerated such that they are now exercisable. In addition, the exercise period for 73,500 of Mr. Beall’s stock options (including the 36,750 accelerated options discussed above) was extended so that, instead of expiring on July 28, 2005, such options would continue to be exercisable until April 28, 2007. The options affected have exercise prices ranging from $6.24 to $11.75. These modifications did not affect 258,514 of Mr. Beall’s other outstanding options, which were fully vested pursuant to their original terms at the time of his retirement and expire at various times beginning July 28, 2005, and ending April 28, 2010. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the modification of 13,500 of the above-referenced stock options will not affect the Company’s financial statements because the exercise price for such options was higher than the market price of the Company’s stock at the modification date. Therefore, the intrinsic value of such stock options was zero at the date of the modification, and no additional compensation cost will result. The modification of the other 60,000 above-referenced options will result in the Company incurring a non-cash charge of $57,450 since the exercise price for such options was lower than the market price of the Company’s stock at the modification date. In addition, fixed stock option accounting continues to apply to all of the modified stock options because neither the number of stock options nor the exercise price of such stock options was changed as a result of the modification. None of the Company’s stock-based compensation plans was affected by the aforementioned modifications.
No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of Skyworks. Mr. Aldrich’s compensation as President and Chief Executive Officer of Skyworks is discussed separately in this Part III.
SEVERANCE AGREEMENTS
Change of Control / Severance Agreement with Mr. Aldrich
In fiscal 2005, the Company entered into a Change of Control / Severance Agreement with Mr. David J. Aldrich (the “Aldrich Agreement”), the Company’s Chief Executive Officer. The Aldrich Agreement sets out severance benefits that become payable if, within twenty-four (24) months of a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a severance payment equal to two and one-half (2 1 / 2 ) times his total annual compensation for the previous twelve (12) months, including salary and bonus (with the bonus to be the greater of (x) the average bonus received for the three years prior to the year in which the change of control occurs or (y) the target bonus for the year in which the change of control occurs); (ii) vesting of all outstanding stock options and any restricted stock, with such stock options remaining exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) if applicable, a gross-up payment for any excise taxes incurred under Section 4999 of the Internal Revenue Code of 1986 (“IRC”). The Aldrich Agreement also sets out severance benefits that become payable if, while employed by the Company, but not following a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under such circumstances will consist of the following: (i) a severance payment equal to two (2) times his total annual compensation for the previous twelve (12) months, including salary and bonus (with the bonus to be the greater of (x) the average bonus received for the three years prior to the year in which the change of control occurs or (y) the target bonus for the year in which the change of control occurs); and (ii) vesting of all outstanding stock options and any restricted stock, with such stock options remaining exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms). The Aldrich Agreement also contains non-compete and non-solicitation provisions applicable to Mr. Aldrich while he is employed by the Company, and for a period of twenty-four (24) months following the termination of his employment.
Change of Control / Severance Agreements with Messrs. Griffin, Kline, and Waters
In fiscal 2005, the Company entered into a Change of Control / Severance Agreement with each of Mr. Liam K. Griffin, Mr. Allan M. Kline, and Mr. Gregory L. Waters (the “COC Agreements”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months of a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a severance payment equal to two (2) times his total annual compensation for the previous twelve (12) months, including salary and bonus (with the bonus to be the greater of (x) the average bonus received for the three years prior to the year in which the change of control occurs or (y) the target bonus for the year in which the change of control occurs); (ii) vesting of all outstanding stock options and any restricted stock, with such stock options remaining exercisable for a period of twenty-four (24) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) if applicable, a gross-up payment for any excise taxes incurred under Section 4999 of the IRC. Each COC Agreement also sets out severance benefits that become payable if, while employed by the Company, but not following a change of control, the executive is involuntarily terminated without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a severance payment equal to the sum of (x) one and one-half (1 1/2) times his annual base salary and (y) any bonus then due; and (ii) all outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms). In the event the executive’s death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms). Each COC Agreement also contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company, and for a period of twenty-four (24) months following the termination of his employment.
Change of Control / Severance Agreement with Mr. Barber
In fiscal 2005, the Company also entered into a Change of Control / Severance Agreement with Mr. Kevin D. Barber (the “Barber Agreement”). The Barber Agreement sets out severance benefits that become payable if, within twelve (12) months of a change of control, the Mr. Barber either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Barber in such circumstances will consist of the following: (i) severance pay equal to two (2) times his total annual compensation for the previous twelve (12) months, including salary and bonus (with the bonus to be the greater of (x) the average bonus received for the three years prior to the year in which the change of control occurs or (y) the target bonus for the year in which the change of control occurs), with such severance to be paid, at the Company’s election, in a lump sum payment at the time of termination or pro-rata over a period of twelve (12) months following termination; (ii) vesting of all outstanding stock options and any restricted stock, with such stock options remaining exercisable for a period of twenty-four (24) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) if applicable, gross-up payments for any excise (or other) taxes incurred under Sections 4999 and 409A of the IRC. The Barber Agreement also sets out severance benefits that become payable if, while employed by the Company, but not following a change of control, Mr. Barber is involuntarily terminated without cause. The severance benefits provided to Mr. Barber under such circumstance will consist of the following: (i) severance pay equal to the sum of (x) one and one-half (1 1 / 2 ) times his annual base salary and (y) any bonus then due, with such severance to be paid pro-rata over a period of twelve (12) months following his termination; and (ii) all outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms). In the event of Mr. Barber’s death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms). The Barber Agreement also contains a non-solicitation provision applicable to Mr. Barber while he is employed by the Company, and for a period of twelve (12) months following the termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Board of Directors comprises Messrs. Beebe, Furey and McGlade. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No such member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of November 15, 2005, by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of November 15, 2005; (ii) the Named Executives (as defined herein under the heading “Compensation of Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of November 15, 2005, there were 159,118,403 shares of Skyworks common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within 60 days of November 15, 2005, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares
Names and Addresses of Beneficial Owners(1)	Beneficially Owned(2)		Percent of Class
Delaware Management Holdings(3)	10,659,803		6.70%
David J. Aldrich	1,717,935	(4)	1.10%
Kevin D. Barber	381,766	(4)	(*	)
Kevin L. Beebe	15,000		(*	)
Moiz M. Beguwala	391,043	(5)	(*	)
Dwight W. Decker	1,504,290	(5)	1.00%
Timothy R. Furey	150,000		(*	)
Liam K. Griffin	383,545	(4)	(*	)
Balakrishnan S. Iyer	423,287		(*	)
Allan M. Kline	210,615	(4)(6)	(*	)
Thomas C. Leonard	122,736		(*	)
David P. McGlade	0		(*	)
David J. McLachlan	107,600		(*	)
Gregory L. Waters	313,151	(4)	(*	)
All directors and executive officers as a group (16 persons)	6,203,295	(4)(5)(6)	3.90%

*	Less than 1%

(1)	Unless otherwise noted, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801 and stockholders have sole voting and investment power with respect to shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws. The address of Delaware Management Holdings, as set forth on Schedule 13G filed by Delaware Management Holdings with the SEC on February 9, 2005, is 2005 Market Street, Philadelphia, Pennsylvania 19103.

(2)	Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of November 15, 2005 (the “Current Options”), as follows: Aldrich — 1,432,564 shares under Current Options; Barber — 328,697 shares under Current Options; Beebe — 15,000 shares under Current Options; Beguwala — 379,010 shares under Current Options; Decker — 1,452,960 shares under Current Options; Furey — 150,000 shares under Current Options; Griffin — 313,633 shares under Current Options; Iyer — 417,205 shares under Current Options; Kline — 156,133 shares under Current Options; Leonard — 75,000 shares under Current Options; McLachlan — 105,000 shares under Current Options; Waters — 228,633 shares under Current Options; directors and executive officers as a group (16 persons) — 5,431,209 shares under Current Options.

(3)	Consists of shares beneficially owned by Delaware Management Holdings, Inc., a registered investment advisor wholly-owned by Delaware Management Business Trust. Delaware Management Business Trust is a wholly-owned subsidiary of Lincoln National Corp. Delaware Management Holdings, Inc. may be deemed to share beneficial ownership with the various Delaware Investments Family of Funds. Of the shares beneficially owned, Delaware Management Holdings, Inc. and Delaware Management Business Trust (through its ownership Delaware Management Holdings, Inc.) have sole voting power with respect to 10,610,883 shares, sole disposition power with respect to 10,653,903 shares, and shared disposition power with respect to 5,900 shares. With respect to the information relating to the affiliated Delaware Management Holdings entities, the Company has relied on information supplied by such entities on a Schedule 13G filed with the SEC on February 9, 2005.
(4)	Includes shares held in the Company’s 401(k) savings plan.
(5)	Includes shares held in savings plan(s) of Conexant Systems, Inc., and/or Rockwell Automation, Inc., resulting from the distribution of Skyworks’ shares for shares of Conexant Systems, Inc. held in those plans in connection with the merger of the wireless communications business of Conexant Systems, Inc. with Alpha Industries, Inc. on June 25, 2002.
(6)	Includes 250 shares of Company common stock held in trust for the benefit of other persons, as to all of which Mr. Kline disclaims beneficial ownership.
EQUITY COMPENSATION PLAN INFORMATION
The Company maintains 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
-	the 1986 Long-Term Incentive Plan,

-	the 1994 Non-Qualified Stock Option Plan

-	the 1996 Long-Term Incentive Plan

-	the Directors’ 1997 Non-Qualified Stock Option Plan

-	the 1999 Employee Long-Term Incentive Plan

-	the Directors’ 2001 Stock Option Plan

-	the Non-Qualified Employee Stock Purchase Plan

-	the 2002 Employee Stock Purchase Plan

-	the Washington Sub, Inc. 2002 Stock Option Plan and

-	the 2005 Long-Term Incentive Plan.
Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.
A description of the material features of each such plan is provided below under the headings “1999 Employee Long-Term Incentive Plan”, “Washington Sub, Inc. 2002 Stock Option Plan” and “Non-Qualified Employee Stock Purchase Plan”.
The following table presents information about these plans as of September 30, 2005.

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding	Plans (Excluding
	Options, Warrants,	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,119,911	$15.16	5,172,699 (1)
Equity compensation plans not approved by security holders	22,457,595	$12.11	3,242,660 (2)
Total	31,577,506 (3)	$12.99	8,415,359

(1)	No further grants will be made under the 1986 Long-Term Incentive Plan, the 1994 Non-Qualified Stock Option Plan and the Directors’ 1997 Non-Qualified Stock Option Plan.

(2)	No further grants may be made under the Washington Sub Inc. 2002 Stock Option Plan.

(3)	Includes 8,602,253 options held by non-employees (excluding directors).

1999 EMPLOYEE LONG-TERM INCENTIVE PLAN
The Company’s 1999 Employee Long-term Incentive Plan (the “1999 Employee Plan”) provides for the grant of non-qualified stock options to purchase shares of the Company’s common stock to employees, other than officers and non-employee directors. The term of these options may not exceed 10 years. The 1999 Employee Plan contains provisions, which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant’s termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment which affects outstanding options be consented to by the holder of the options.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
AUDIT FEES
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2005 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2005.

	Fiscal Year		Fiscal Year
Fee Category	2005	% of Total	2004	% of Total
Audit Fees-Financial Statement Audit	$615,900	47%	$579,000	87%
Audit Fees-Section 404 of Sarbanes-Oxley	684,500	52%	—	0%

Total Audit Fees (1)	$1,300,400	99%	$579,000	87%
Audit-Related Fees(2)	15,250	1%	21,220	3%
Tax Fees(3)	—	0%	65,000	10%
All Other Fees (4)	3,000	0%	1,350	0%

Total Fees	$1,318,650	100%	$666,570	100%

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent auditor, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2005 and fiscal 2004.

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. In 2005 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to the employee benefit audit, registration statement filings for financing activities and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation or review of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $0 and $65,000 of the total tax fees for fiscal year 2005 and 2004, respectively. Tax advice and tax planning services relate to assistance with tax audits.

(4)	All other fees for fiscal year 2005 and 2004 consist of licenses for accounting research software.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 38
Consolidated Balance Sheets at September 30, 2005 and 2004		Page 39
Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003		Page 40
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss For the Years Ended September 30, 2005, 2004 and 2003		Page 41
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003		Page 42
Notes to Consolidated Financial Statements		Pages 43 through 65

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report

	Schedule II-Valuation and Qualifying Accounts	Page 83
All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.
3.	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15 (a) (3).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 14, 2005
SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ DAVID J. ALDRICH

David J. Aldrich
Chief Executive Officer
President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2005.

Signature and Title

/s/ DWIGHT W. DECKER Dwight W. Decker
Chairman of the Board

/s/ DAVID J. ALDRICH David J. Aldrich
Chief Executive Officer President and Director (principal executive officer)

/s/ ALLAN M. KLINE Allan M. Kline
Chief Financial Officer Director Vice President (principal accounting and financial officer)

Signature and Title

/s/ KEVIN L. BEEBE Kevin L. Beebe
Director

/s/ MOIZ M. BEGUWALA Moiz M. Beguwala
Director

/s/ TIMOTHY R. FUREY Timothy R. Furey
Director

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer
Director

/s/ THOMAS C. LEONARD Thomas C. Leonard
Director

/s/ DAVID P. MCGLADE David P. McGlade
Director

/s/ DAVID J. MCLACHLAN David J. McLachlan
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Changed to
		Cost and			Ending
Description	Beginning Balance	Expenses	Deductions	Misc.	Balance
Year Ended September 30, 2003
Allowance for doubtful accounts	$1,324	$1,156	$(501)	$—	$1,979
Reserve for sales returns	$8,516	$3,624	$(7,131)	$—	$5,009
Allowance for excess and obsolete inventories	$20,618	$9,577	$(4,890)	$—	$25,305

Year Ended September 30, 2004
Allowance for doubtful accounts	$1,979	$377	$(369)	$—	$1,987
Reserve for sales returns	$5,009	$9,200	$(9,300)	$—	$4,909
Allowance for excess and obsolete inventories	$25,305	$535	$(12,105)	$—	$13,735

Year Ended September 30, 2005
Allowance for doubtful accounts	$1,987	$5,127	$(1,299)	$—	$5,815
Reserve for sales returns	$4,909	$4,986	$(6,884)	$48	$3,059
Allowance for excess and obsolete inventories	$13,735	$11,482	$(13,238)	$—	$11,979

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.A	Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among the Company, Washington Sub, Inc. and Conexant Systems, Inc.	S-4	333-83768	2.1	5/10/2002

2.B	Contribution and Distribution Agreement, dated as of December 16, 2001, as amended as of June 25, 2002, by and between Washington Sub, Inc. the Company and Conexant Systems, Inc.	8-K	001-5560	2.2	6/28/2002

2.C	Mexican Stock Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.3	6/28/2002

2.D	Amended and Restated Mexican Asset Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.4	6/28/2002

2.E	U.S. Asset Purchase Agreement, dated as of December 16, 2001 by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.5	6/28/2002

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	10.2	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Form of 4.75% Convertible Subordinated Note of the Company	10-K	001-5560	4.D	12/23/2002

4.C	Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, N.A. (as Trustee)	10-K	001-5560	4.E	12/23/2002

4.D	First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions, Inc. and Wachovia Bank, N.A. (as Trustee)	S-3	001-5560	4.03	1/16/2003

10.A*	Skyworks Solutions, Inc., 1986 Long-Term Incentive Plan as amended					X

10.B*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994					X

10.C*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors					X

10.D*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995					X

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.E*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors					X

10.F*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.M	6/29/2001

10.G*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	10-Q	001-5560	10.N	11/14/2001

10.H*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.I*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.J*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-K	001-5560	10.N	12/23/2002

10.K	Form of Shareholders Agreement, dated as of December 16, 2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc.	S-4	333-83768	10	5/3/2002

10.L	Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers)	10-K	001-5560	10.AA	12/23/2002

10.M*	2002 Skyworks Solutions, Inc. Employee Stock Purchase Plan	10-K	001-5560	10.CC	12/23/2002

10.N	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.O	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.P	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company.	10-Q	001-5560	10.C	8/11/2003

10.Q	Terms Agreement, dated as of September 9, 2003, by and among the Company and Credit Suisse First Boston.	8-K	001-5560	1.1	9/10/2003

10.R*	Form of Notice of Grant of Stock Option for the Company’s 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004

10.S*	Fiscal 2006 Executive Incentive Compensation Plan					X

10.T*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan	8-K	001-556	10.1	5/04/2005

10.U*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-556	10.2	5/04/2005

10.V*	Form of Notice of Grant of Stock Option for the Company’s 2001 Directors Plan	8-K	001-556	10.3	5/04/2005

10.W*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.X*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.Y*	Severance and Change in Control Agreement, dated May 31, 2005, between the Company and David J. Aldrich	8-K	001-5560	10.1	5/31/2005

10.Z*	Severance and Change in Control Agreement between the Company and Liam K. Griffin	8-K	001-5560	10.2	5/31/2005

10.AA*	Severance and Change in Control Agreement between the Company and Allan M. Kline	8-K	001-5560	10.3	5/31/2005

10.BB*	Severance and Change in Control Agreement between the Company and George M. LeVan	8-K	001-5560	10.4	5/31/2005

10.CC*	Severance and Change in Control Agreement between the Company and Gregory L. Waters	8-K	001-5560	10.5	5/31/2005

10.DD*	Severance and Change in Control Agreement between the Company and Kevin D. Barber	8-K	001-5560	10.6	5/31/2005

10.EE*	Severance and Change in Control Agreement between the Company and Mark V. B. Tremallo	8-K	001-5560	10.7	5/31/2005

10.FF*	Skyworks Solutions, Inc. Restricted Stock Agreement Granted Under 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]					X

12	Computation of Ratios					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a management contract or compensatory plan or arrangement.