Form 10-Q
period 2005-12-31
SKYWORKS SOLUTIONS INC
filed 2006-02-08
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005*
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road Woburn, Massachusetts 01801 (Address of principal executive offices)(Zip Code)

(781) 376-3000 Registrant’s telephone number, including area code:
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐  Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2006
Common Stock, par value $.25 per share	159,491,621
* For presentation purposes of this Form 10-Q, references made to the December 31, 2005 period relate to the actual first fiscal quarter ended December 30, 2005.

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2005	2004
Net revenues	$198,325	$220,160
Cost of goods sold (includes share-based compensation expense of $350 and $0, respectively)	123,602	132,141

Gross profit	74,723	88,019

Operating expenses:
Research and development (includes share-based compensation expense of $1,418 and $0, respectively)	42,430	37,113
Selling, general and administrative (includes share-based compensation expense of $1,263 and $0, respectively)	23,253	27,224
Amortization of intangible assets	536	737

Total operating expenses	66,219	65,074

Operating income	8,504	22,945
Interest expense	(3,812)	(3,533)
Other income, net	2,319	1,121

Income before income taxes	7,011	20,533
Provision for income taxes	2,724	6,616

Net income	$4,287	$13,917

Per share information:
Net income, basic and diluted	$0.03	$0.09

Number of weighted-average shares used in per share computations, basic	158,573	156,440

Number of weighted-average shares used in per share computations, diluted	158,827	158,905

Net income for the first quarter of fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of $3.0 million related to employee stock options, employee stock purchases, and restricted stock grants. Net income including pro forma stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements for the first quarter of fiscal 2005 was $7.6 million or $0.05 per diluted share. There was no stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in the first quarter of fiscal 2005 because the Company did not adopt the recognition provisions of SFAS 123. See Note 2 and Note 13 to the Consolidated Financial Statements for additional information.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,492	$116,522
Short-term investments	114,970	113,325
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of $5,929 and $5,815, respectively	171,065	171,454
Inventories	79,031	77,400
Other current assets	10,482	11,268

Total current assets	505,053	495,982
Property, plant and equipment, less accumulated depreciation and amortization of $261,226 and $260,731, respectively	148,698	144,208
Property held for sale	6,633	6,630
Goodwill	491,972	493,389
Intangible assets, less accumulated amortization of $9,447 and $8,911, respectively	17,194	17,730
Deferred tax assets	15,219	16,052
Other assets	15,171	13,852

Total assets	$1,199,940	$1,187,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	72,296	72,276
Accrued compensation and benefits	27,356	19,679
Other current liabilities	12,060	16,280

Total current liabilities	161,712	158,235
Long-term debt, less current maturities	230,000	230,000
Other long-term liabilities	7,115	7,044

Total liabilities	398,827	395,279

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 159,290 and 158,625 shares issued and outstanding, respectively	39,822	39,656
Additional paid-in capital	1,331,727	1,327,631
Accumulated deficit	(569,299)	(573,586)
Accumulated other comprehensive loss	(1,137)	(1,137)

Total stockholders’ equity	801,113	792,564

Total liabilities and stockholders’ equity	$1,199,940	$1,187,843

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,287	$13,917
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,031	—
Depreciation	9,144	9,442
Charge in lieu of income tax expense	1,417	4,179
Amortization	536	737
Amortization of deferred financing costs	399	399
Contribution of common shares to Savings and Retirement Plans	616	1,269
Gain on sale of assets	(764)	—
Deferred income taxes	827	1,964
Provision for losses on accounts receivable	114	564
Changes in assets and liabilities:
Receivables	649	(13,652)
Inventories	(878)	298
Other assets	(925)	714
Accounts payable	20	1,105
Other liabilities	3,527	(13,810)

Net cash provided by operating activities	22,000	7,126

Cash flows from investing activities:
Capital expenditures	(13,633)	(10,040)
Sale of short-term investments	383,101	264,950
Purchase of short-term investments	(384,746)	(267,515)

Net cash used in investing activities	(15,278)	(12,605)

Cash flows from financing activities:
Exercise of stock options	248	4,056

Net cash provided by financing activities	248	4,056

Net increase (decrease) in cash and cash equivalents	6,970	(1,423)
Cash and cash equivalents at beginning of period	116,522	123,505

Cash and cash equivalents at end of period	$123,492	$122,082

Supplemental cash flow disclosures:
Taxes paid	$999	$685

Interest paid	$6,174	$5,895

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from a non-monetary exchange	$750	$—

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
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Quarterly Report on Form 10-Q, the Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali.” Shortly thereafter, Alpha changed its corporate name to Skyworks Solutions, Inc.
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2005 as filed with the SEC.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees is recognized when these fees are due and payable, and all other criteria of Staff Accounting Bulletin No. 107 (“SAB 107”) have been met. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2005 ended on September 30, 2005, and the first quarters of fiscal 2006 and fiscal 2005 ended on December 30, 2005 and December 31, 2004, respectively. For convenience, the consolidated financial statements have been shown as ending on the last day of the calendar month.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of 90 days or less at the date of purchase as well as commercial paper with original maturities of 90 days or less at the date of purchase.
SHORT-TERM INVESTMENTS
The Company’s short-term investments are classified as available for sale. These investments consist of auction rate securities which have long-term underlying maturities (ranging from 14 to 44 years), however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time before interest rates reset. Gains and losses are included in investment income in the period they are realized.
RECLASSIFICATION
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
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
PROPERTY HELD FOR SALE
Property held for sale at December 31, 2005 and September 30, 2005, respectively, relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of December 31, 2005, the prospective buyer had received a portion of these regulatory approvals. If the prospective buyer does not receive all regulatory approvals by June 30, 2006, the prospective buyer has the option of terminating the original contract. Alternatively, the prospective buyer can renegotiate or extend the original contract with the Company’s approval.
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
It was the Company’s intention to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the three months ended December 31, 2005, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.
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
FOREIGN CURRENCY ACCOUNTING
The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets are included in the provision for income taxes and reduced tax expense by $0.3 million and $0.4 million for the quarters ended December 31, 2005 and December 31, 2004, respectively. Gains and losses resulting from the remeasurement of all other accounts are included in other income, net. The Company recognized a gain of $0.1 million and $0.3 million related to these remeasurements for the quarters ended December 31, 2005 and December 31, 2004, respectively.
SHARE-BASED COMPENSATION
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2005 was $3.0 million, or $.02 per share, which consisted of stock-based compensation expense related to employee stock options, the employee stock purchase plan, non-vested (“restricted”) stock grants with attached service conditions, and restricted stock grants with both a service condition and market condition attached. There was no stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants recognized during the three months ended December 31, 2004 because the Company did not adopt the recognition provisions of under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For further information, please see Note 13 to the Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Stock-based compensation expense was recognized on restricted stock grants in fiscal year 2005.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in fiscal 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
EARNINGS PER SHARE
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted common stock.
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
PENSIONS AND RETIREE MEDICAL BENEFITS
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately 20 Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer defined benefit pension plans or retiree health benefits to its employees.
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
An analysis of accumulated other comprehensive loss follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 30, 2005	$(1,137)	$(1,137)
Change in period	—	—

Balance as of December 31, 2005	$(1,137)	$(1,137)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 1, 2005 and it did not have a material impact on its financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 1, 2005 and it did not have a material impact on its financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company is currently evaluating the potential impact of this guidance on its financial statements, but does not believe the impact of any change, if necessary, will be material. FASB Interpretation No. 47 is effective for fiscal years ending after December 15, 2005.
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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is currently evaluating whether it will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of December 31, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$115.0	$—	$—	$115.0

Total marketable securities	$115.0	$—	$—	$115.0

Marketable securities are categorized as available for sale and are summarized as follows as of September 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$113.3	$—	$—	$113.3

Total marketable securities	$113.3	$—	$—	$113.3

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	December 31,	September 30,
	2005	2005
Raw materials	$8,314	$8,080
Work-in-process	51,722	49,329
Finished goods	18,995	19,991

	$79,031	$77,400

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31,	September 30,
	2005	2005
Land	$9,423	$9,423
Land and leasehold improvements	4,284	4,284
Buildings	60,064	59,586
Machinery and equipment	313,562	317,334
Construction in progress	22,591	14,312

	409,924	404,939
Accumulated depreciation and amortization	(261,226)	(260,731)

	$148,698	$144,208

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.
Goodwill and intangible assets consist of the following (in thousands):

	Weighted		December 31, 2005			September 30, 2005
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$491,972	$—	$491,972	$493,389	$—	$493,389

Amortized intangible assets:
Developed technology	10	10,550	(4,869)	5,681	10,550	(4,651)	5,899
Customer relationships	10	12,700	(4,456)	8,244	12,700	(4,138)	8,562
Other	3	122	(122)	—	122	(122)	—

		23,372	(9,447)	13,925	23,372	(8,911)	14,461

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

		$26,641	$(9,447)	$17,194	$26,641	$(8,911)	$17,730

Amortization expense related to intangible assets is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Amortization expense	$536	$547

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during period	(1,417)	—	—	—	—	(1,417)

Balance as of December 31, 2005	$491,972	$10,550	$12,700	$3,269	$122	$518,613
The deduction to goodwill in the three months ended December 31, 2005 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $30.5 million as of December 31, 2005.

Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144

NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2005	2005
Junior notes	$230,000	$230,000
Less-current maturities	—	—

	$230,000	$230,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. The fair value of the Company’s long-term debt approximated $226.0 million at December 31, 2005.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2006	—
2007	—
2008	230,000

$230,000

SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of December 31, 2005, Skyworks USA had borrowed $50.0 million under this agreement.
NOTE 8. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company generally contributes a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For the three month period ended December 31, 2005 and December 31, 2004, the Company contributed and recognized expense for approximately 116,000 and 126,000 shares, respectively, of the Company’s common stock valued at $0.6 million, and $1.3 million, respectively, to fund the Company’s obligation under the 401(k) plan.
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer defined benefit pension plans or retiree health benefits to its employees.
The Company incurred net periodic benefit costs of $22,000 and $28,000 for pension benefits for the periods ended December 31, 2005 and December 31, 2004, respectively. The Company incurred net periodic benefit costs of $29,000 and $30,000 for retiree medical benefits for the periods ended December 31, 2005 and December 31, 2004, respectively.
The Company contributed $0.1 million to the pension benefit plan during the three months ended December 31, 2005. The Company expects to contribute approximately $0.1 million to the benefit pension plan in each of the remaining quarters of fiscal 2006.
NOTE 9. CONTINGENCIES
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
NOTE 10. GUARANTEES AND INDEMNITIES
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

NOTE 11. RESTRUCTURING
2004 Corporate Restructuring Plan
During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. Substantially all amounts accrued for have been paid as of December 31, 2005.
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(155)	(198)	(353)

Restructuring balance, September 30, 2005	$—	$13	$13
Cash payments	—	(7)	(7)

Restructuring balance, December 31, 2005	$—	$6	$6

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the first quarters of fiscal 2006 and fiscal 2005, payments related to the restructuring reserves assumed from Alpha were $0.1 million and $0.2 million, respectively. As of December 31, 2005 and December 31, 2004, the restructuring reserve balance related to Alpha was $0.9 million and $1.3 million, respectively, and primarily related to estimated future payments on a lease that expires in 2008.
NOTE 12. SEGMENT INFORMATION
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
NOTE 13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the first quarter of fiscal 2006 included stock-based compensation expense under SFAS 123(R) of $3.0 million. Stock-based compensation expense included $2.4 million on employee stock options, $0.1 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.4 million on the Company’s Employee Stock Purchase Plan. Net income for the first quarter of fiscal 2005 did not include any stock-based compensation expense because the Company did not adopt the recognition provisions of SFAS 123.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 2,100,000 shares through December 31, 2012. During the three months ended December 31, 2005 and December 31, 2004, the Company issued no shares under the Purchase Plan. At December 31, 2005, 62,536 shares were available for purchase under the Purchase Plan.
Employee Stock Option Plans
The Company has stock-based compensation plans under which employees and directors may be granted options to purchase common stock.

Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 to 10 years after the grant date. As of December 31, 2005, a total of 36.5 million shares are authorized for grant under the Company’s stock-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 5.0 million at December 31, 2005. In addition, options outstanding include 10.9 million options issued in connection with the Merger to non-employees. The remaining unrecognized compensation expense on stock options at December 31, 2005 was $25.3 million. The weighted average period over which the cost is expected to be recognized is approximately 2.3 years.
As of December 31, 2005, the Company had 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
—	the 1986 Long-Term Incentive Plan,

—	the 1994 Non-Qualified Stock Option Plan

—	the 1996 Long-Term Incentive Plan

—	the Directors’ 1997 Non-Qualified Stock Option Plan

—	the 1999 Employee Long-Term Incentive Plan

—	the Directors’ 2001 Stock Option Plan

—	the Non-Qualified Employee Stock Purchase Plan

—	the 2002 Employee Stock Purchase Plan

—	the Washington Sub, Inc. 2002 Stock Option Plan and

—	the 2005 Long-Term Incentive Plan.
Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.
Non-Vested (“Restricted”) Stock Awards With Service Conditions
The Company’s stock-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award). The Company granted 160,500 restricted shares with four year graded vesting in fiscal 2005. The remaining unrecognized compensation expense on restricted stock at December 31, 2005 was $0.7 million. The weighted average period over which the cost is expected to be recognized is approximately 3.5 years.
Non-Vested (“Restricted”) Stock Awards With Market Conditions and Service Conditions
The Company granted 493,125 shares of restricted common stock with market conditions and service conditions during the first quarter of fiscal 2006. The market condition allows for accelerated vesting of these instruments if the Company’s stock performance exceeds the 60th percentile of its selected peer group at the end of year 1 (50% vested) and year 2 (50% vested). If the restricted stock recipient meets the service condition but not the market condition in years 1 or 2 then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. The remaining unrecognized compensation expense on restricted stock at December 31, 2005 was $2.2 million. The weighted average period over which the cost is expected to be recognized is approximately 2.5 years. There were no restricted common stock grants during the first quarter of fiscal 2005.
Stock-Based Compensation Plans for Directors
The Company has three stock-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.2 million shares have been authorized for option grants. As of December 31, 2005, under the three plans, a total of 0.4 million shares are available for new grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Shareholders. The maximum contractual term of the Director stock options is 10 years.

Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted became exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 became exercisable at a rate of 20% per year beginning one year from the date of grant. During the quarters ended December 31, 2005, and December 31, 2004, there were no options granted under these plans. At December 31, 2005, a total of 772,500 options at a weighted average exercise price of $10.53 are outstanding under these three plans, and 416,250 shares were exercisable at a weighted average exercise price of $12.94. The remaining unrecognized compensation expense on stock options at December 31, 2005 was $1.1 million. The weighted average period over which the cost is expected to be recognized is approximately 2.1 years. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 1996 Long-Term Incentive Plan. The above-mentioned activity for the stock-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

(In thousands)	Three Months Ended
	December 31,
	2005	2004
Shares of common stock outstanding	159,290	156,806

Granted	2,978	3,746
Canceled/forfeited	(921)	(981)
Expired	—	—

Net options granted	2,057	2,765

Grant dilution (1)	1.3%	1.8%

Exercised	56	657
Exercise dilution (2)	0.0%	0.4%
(1)   The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.
(2)   The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
Basic and diluted shares outstanding for the three months ended December 31, 2005 were 158.6 million shares and 158.8 million shares, respectively. During the three months ended December 31, 2005, the dilutive effect of in-the-money employee stock options was approximately 0.2 million shares or 0.2% of the basic shares outstanding based on the Company’s average share price of $5.44.

General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
	Options Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at September 30, 2004	5,710	31,763	$13.63
Granted (1)	(4,908)	4,668	8.47
Exercised	—	(935)	5.57
Cancelled/forfeited (2)	2,113	(3,918)	13.66
Expired	—	—	—
Additional shares reserved	5,500	—	—

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(3,718)	2,978	5.01
Exercised	—	(56)	4.44
Cancelled/forfeited (2)	361	(921)	13.37
Expired	—	—	—

Balance outstanding at December 31, 2005	5,058	33,579	$12.28

(1)	Granted under Options available for grant include the effect of restricted stock grants for the year ended September 30, 2005 and for the quarter ended December 31, 2005 of 160,500 shares and 493,125 shares, respectively. These restricted stock grants are equivalent to the issue of 240,750 and 739,688 options, respectively.

(2)	Cancelled shown under Options available for grant do not include any cancellations under terminated plans. For the year ended September 30, 2005 and for the quarter ended December 31, 2005, these cancellations are 1,805,000 and 560,000, respectively.
The Company has a policy of issuing stock out of its registered but unissued stock pool through its transfer agent to satisfy stock option exercises.
The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2005 (shares and Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average			remaining	average
Range of exercise	Number	contractual	exercise price per	Aggregate Intrinsic	Options	contractual	exercise price per	Aggregate Intrinsic
prices	outstanding	life (years)	share	Value	exercisable	life (years)	share	Value
$0.45 - $4.99	6,657	7.5	$4.72	$2,463	2,831	6.2	$4.49	$1,699
$5.01 - $8.93	5,868	8.5	$7.89	—	1,717	7.8	$7.83	—
$8.96 - $9.60	7,338	8.0	$9.32	—	6,964	8.0	$9.33	—
$9.67 - $16.47	5,060	4.2	$14.14	—	4,892	4.1	$14.24	—
$16.48 - $21.31	7,038	4.2	$19.70	—	6,997	4.2	$19.70	—
$21.56 - $153.73	1,617	4.0	$34.71	—	1,596	4.0	$34.85	—
$170.44	1	2.2	$170.44	—	1	2.2	$170.44	—

	33,579	6.4	$12.28	$2,463	24,998	5.7	$14.17	$1,699

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the company’s closing stock price of $5.09 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the first quarter of fiscal 2006 and fiscal 2005 was $36,346 and $2,235,765, respectively. The fair value of stock options vested at December 31, 2005 and December 31, 2004 was $67.8 million and $16.8 million, respectively. The total number of in-the-money options exercisable as of December 31, 2005 was 2.8 million. As of September 30, 2005, 24.1 million outstanding options were exercisable, and the weighted average exercise price was $14.68.

General Nonvested (“Restricted”) Shares Information
A summary of the restricted share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value
Balance Outstanding at September 30, 2004	—	$—
Granted	161	5.20
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at September 30, 2005	161	$5.20
Granted	493	4.99
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at December 31, 2005	654	$5.02

No restricted shares are vested at December 31, 2005.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS123(R) for the three months ended December 31, 2005 which was allocated as follows:

(In thousands)	Three Months
Ended
December 31,
2005
Cost of sales	350
Research and development	1,418
Selling, general and administrative	1,263

Stock-based compensation expense included in operating expenses	$3,031

The Company capitalized $0.4 million of stock-based compensation in inventory for the quarter ended December 31, 2005. The Company did not recognize any tax benefit on the stock-based compensation recorded in the first fiscal quarter of 2006 because we have established a valuation allowance against our net deferred tax assets. The Company also did not recognize in income any stock-based compensation as none had been previously capitalized in inventory.
The table below reflects net income per share, basic and diluted, for the three months ended December 31, 2005 compared with the pro forma information for the three months ended December 31, 2004.

(In thousands, except per share amounts)	Three Months Ended December 31,
	2005	2004
Net income–as reported for prior periods (1)	N/A	$13,917
Stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants (2)	(3,031)	(6,300)

Net income, including the effect of stock-based compensation expense (3)	$4,287	$7,617

Per share information, basic and diluted:

Net income, as reported for the prior period (1)	N/A	$0.09
Net income, including the effect of stock-based compensation expense (3)	$0.03	$0.05

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2005 was $3.06 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
December 31, 2005
Expected volatility	66.02%
Risk free interest rate	4.45%
Dividend yield	0.00
Expected option life (7 year contractual life options)	4.42
Expected option life ( 10 year contractual life options)	5.84
The company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at December 31, 2005. Historical volatility was determined by calculating the mean reversion of the daily adjusted closing stock price over the past 3.37 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52 week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise experience for the Company over the past 3.37 years (post-Merger). The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 8.59%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
The weighted-average estimated value of employee stock options granted during the three months ended December 31, 2004 was $4.39 per share using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
December 31, 2004
Expected volatility	75.00%
Risk free interest rate	3.60%
Dividend yield	0.00
Expected option life (years)	4.0
For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

NOTE 14. EARNINGS PER SHARE

(In thousands, except per share amounts)	Three Months Ended
	December 31,
	2005	2004
Net income	$4,287	$13,917

Weighted average shares outstanding basic	158,573	156,440

Effect of dilutive stock options and restricted stock	254	2,465

Weighted average shares outstanding diluted	158,827	158,905

Net income per share — basic	$0.03	$0.09
Effect of dilutive stock options	—	—

Net income per share — diluted	$0.03	$0.09

Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 26.1 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2005 as their effect would have been anti-dilutive. If the Company had earned $19.6 million in net income for the three months ended December 31, 2005, the debt securities would have been dilutive to earnings per share. Debt securities convertible into approximately 25.4 million shares, stock options exercisable into approximately 15.6 million shares, and a warrant to purchase approximately 1.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 31, 2004 as their effect would have been anti-dilutive.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three months ended December 31, 2005 and 2004:

	Three Months Ended
	December 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of goods sold	62.3	60.0

Gross margin	37.7	40.0
Operating expenses:
Research and development	21.4	16.9
Selling, general and administrative	11.7	12.4
Amortization	0.3	0.3

Total operating expenses	33.4	29.6

Operating income	4.3	10.4
Interest expense	(1.9)	(1.6)
Other income, net	1.2	0.5

Income before income taxes	3.6	9.3
Provision for income taxes	1.4	3.0

Net income	2.2%	6.3%

GENERAL
During the three months ended December 31, 2005, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically, we:
▪	Generated $22.0 million in cash flows from operations;

▪	Increased our cash, cash equivalent and short term investment balances by $8.6 million to $244.5 million while still investing $13.6 million in capital equipment;

▪	Increased revenues in the Radio Frequency (“RF”) Solutions and Linear Products areas to $180.5 million, a 3.6% increase from revenues of $174.3 million in the first fiscal quarter of 2005, offset by a decrease in revenues from the cellular baseband product area of $23.5 million or 57.0% from the first quarter of fiscal 2005 and a decrease in revenues from test and assembly services of approximately $4.6 million from the first quarter of fiscal 2005 due to the completion of the test and assembly services arrangement with Conexant in the third quarter of fiscal 2005;

▪	Experienced a decrease of 230 basis points in our gross margin as a percentage of revenue, from 40.0% in the first fiscal quarter of 2005 to 37.7% in the first fiscal quarter of 2006 principally as a result of supply constraints caused by an industry-wide shortage of printed circuit board capacity, increased off-shore assembly and test expenses at higher costs and lower than planned production yields due to the ramp of several new products; and

▪	Recorded $3.0 million in share-based compensation expense upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Approximately $0.3 million, $1.4 million and $1.3 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively.

NET REVENUES

	Three Months Ended December 31,
	2005	Change	2004
(dollars in thousands)
Net revenues	$198,325	(9.9)%	$220,160
We market and sell our semiconductor products and system solutions to leading Original Equipment Manufacturers (“OEMs”) of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues decreased 9.9% for the first fiscal quarter of 2006 as compared to the first fiscal quarter of 2005. Revenues from our RF Solutions and Linear Product areas increased 3.6% ($6.2 million) from $174.3 million to $180.5 million in the first fiscal quarter of 2006 as compared to the corresponding period in fiscal 2005 offset by a $23.5 million decline in revenues in our cellular baseband product area, reflecting a shift from tier-three suppliers to leading cellular handset OEMs. Assembly and test service revenues also decreased by approximately $4.6 million between the first quarter of fiscal 2005 and the first quarter of fiscal 2006 due to the completion of the test and assembly services agreement with Conexant. The number of units sold in our cellular baseband product area decreased 53.7% while units sold in our RF Solutions and Linear Product areas increased 23.1% in the first quarter of fiscal year 2006 as compared to the same period in fiscal 2005. Overall average selling prices declined by approximately 26.1% in the first quarter of fiscal 2006 as compared to the corresponding period in the prior year. Net revenues from our top three customers increased to 53% in the first quarter of fiscal 2006 from 36% in the first quarter of fiscal 2005.
GROSS PROFIT

	Three Months Ended December 31,
	2005	Change	2004
(dollars in thousands)
Gross profit	$74,723	(15.1)%	$88,019
% of net revenues	37.7%		40.0%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
Gross profit declined both in aggregate dollars and as a percentage of revenue for the three months ended December 31, 2005 when compared to the corresponding period in the previous fiscal year. The decrease in gross profit in aggregate dollars was principally due to the aforementioned cellular baseband product area revenue decline of $23.5 million and the associated contribution margin decline of approximately $11 million. The decline in gross profit as a percentage of net revenues was primarily the result of higher production costs of approximately $1 million on a lower overall revenue base. Gross profit as a percentage of revenue decreased due to an industry-wide shortage of printed circuit board capacity, which constrained internal production and absorption, combined with increased off-shore assembly and test expenses of approximately $2 million. We ramped several new products in the first fiscal quarter of 2006, which also contributed to lower production yields of approximately $1 million than achieved in the first fiscal quarter of 2005. Royalty expenses decreased by approximately $2 million for the three months ended December 31, 2005 as compared to the corresponding period in the prior year.
RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Research and development	$42,430	14.3%	$37,113
% of net revenues	21.4%		16.9%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses for the three months ended December 31, 2005 when compared to the corresponding period in the previous fiscal year is primarily attributable to increased labor and benefit costs incurred to support our next generation multimode radios and precision analog semiconductors. We anticipate acceleration in the ramping of our Helios EDGE radio, CDMA solutions and next generation front-end modules at several of our top customers during the second half of fiscal year 2006. The increased research and development cost primarily supports these ramping products. We also incurred approximately $1.4 million in research and development related share-based compensation expense in the first quarter of fiscal 2006 related to our adoption of SFAS 123(R).
SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Selling, general and administrative	$23,253	(14.6)%	$27,224
% of net revenues	11.7%		12.4%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses decreased for the three months ended December 31, 2005 when compared to the corresponding period in the previous fiscal year primarily as the result of significantly lower legal expenses which we incurred in the first quarter of fiscal year 2005 related to protecting our intellectual property portfolio. In addition, lower bad debt expenses and the recognition of a gain on sale of fixed assets in the first fiscal quarter of 2006 reduced overall selling, general and administrative costs as compared to the corresponding period in the first fiscal quarter of 2005.

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Amortization	$536	(27.3)%	$737
% of net revenues	0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. The decrease in amortization expense between the first fiscal quarter of 2006 and the corresponding period in fiscal 2005 is due to the recognition of amortization expense on a warrant of $0.2 million in fiscal 2005. The warrant expired without being exercised on January 20, 2005.
INTEREST EXPENSE

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Interest expense	$3,812	7.9%	$3,533
% of net revenues	1.9%		1.6%
Interest expense is comprised principally of payments on our $50.0 million credit facility (“Facility Agreement”) and Junior notes payable.
The increase in interest expense for the three months ended December 31, 2005 when compared to the corresponding period in fiscal 2005 is primarily due to a higher interest rate paid on the Facility Agreement.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Other income, net	$2,319	106.9%	$1,121
% of net revenues	1.2%		0.5%
Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The increase in other income for the three months ended December 31, 2005 when compared to the corresponding period in the previous fiscal year is primarily related to an increase in interest income on invested cash balances of approximately $1.2 million as a result of increased interest rates earned on our auction rate securities and to a lesser extent higher levels of invested cash and short-term investments.

PROVISION FOR INCOME TAXES

	Three Months Ended December 31,
(dollars in thousands)	2005	Change	2004
Provision for income taxes	$2,724	(58.8)%	$6,616
% of net revenues	1.4%		3.0%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historic income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of December 31, 2005, we have established a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three months ended December 31, 2005 and 2004, consists of approximately $1.1 million and $2.4 million of foreign income taxes incurred by foreign operations, respectively. The provision for income taxes for the three months ended December 31, 2004 included $1.6 million of additional foreign taxes related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. Gains and losses resulting from the remeasurement of the Company’s foreign-denominated long-term deferred tax assets are included in the provision for income taxes and reduced tax expense by $0.3 million and $0.2 million for the quarter ended December 31, 2005 and 2004, respectively. In addition, the provision for income taxes for the three months ended December 31, 2005 and 2004 consists of approximately $1.4 million and $4.2 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
During the three months ended December 31, 2004, we reversed our policy of permanently reinvesting the earnings of our Mexican subsidiary. We distributed approximately $17 million of accumulated earnings, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax expense. For the three months ended December 31, 2005, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	December 31,
(dollars in thousands)	2005	2004
Cash and cash equivalents at beginning of period	$116,522	$123,505
Net cash provided by operating activities	22,000	7,126
Net cash used in investing activities	(15,278)	(12,605)
Net cash provided by financing activities	248	4,056

Cash and cash equivalents at end of period	$123,492	$122,082

During the three months ended December 31, 2005, we increased our cash and cash equivalent balances by $7.0 million from $116.5 million as of September 30, 2005. The number of days sales outstanding for the three months ended December 31, 2005 increased to 79 from 71 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three months ended December 31, 2005 were 6.3 compared to 6.7 for the corresponding period in the previous fiscal year.
During the three months ended December 31, 2005, we generated $22.0 million in cash from operating activities as we experienced a decrease in receivable balances of $0.6 million and an increase in other liability balances of $3.5 million offset somewhat by an increase in inventory balances of $0.9 million. Non-cash charges (including depreciation, charge in lieu of income tax expense, amortization, contribution of common shares to savings and retirement plans and share-based compensation expense) totaled $15.1 million.
Cash used in investing activities for the three months ended December 31, 2005, consisted of net purchases of $1.6 million in auction rate securities and capital expenditures of $13.6 million primarily related to the equipment utilized to design new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash provided by financing activities for the three months ended December 31, 2005 represents cash provided by stock option exercises of $0.2 million.
Cash provided by operating activities was $7.1 million for the three months ended December 31, 2004, reflecting net income of $13.9 million and non-cash charges (including depreciation, charge in lieu of income tax expense, amortization and contribution of common shares to savings and retirement plans) of $16.0 million. We also experienced an increase in accounts payable balances of $1.1 million offset by an increase in receivables of $13.7 million and a decrease in other liabilities of $13.8 million.
Cash used in investing activities for the three months ended December 31, 2004 consisted of capital expenditures of $10.0 million and net investments in auction rate securities of $2.6 million.
Cash provided by financing activities for the three months ended December 31, 2004, represents cash provided by stock option exercises of $4.1 million.
Based on our results of operations for the three months ended December 31, 2005 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses would be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
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
Changes in the accounting treatment of stock-based compensation have adversely affected our results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such equity-based award expensing has required us to value our employee stock option grants and other equity-based awards pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. Historically we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we implemented SFAS 123(R) in the reporting period starting October 1, 2005. This change in accounting treatment has materially affected our reported results of operations as the stock-based compensation expense has been and will continue to be charged directly against our reported earnings but will have no impact on cash flows from operations. We anticipate that our stock-based compensation expense will approximate $29.8 million in fiscal 2006 through 2011. This expense projection is calculated as of December 31, 2005 and does not taken into account any future equity awards that we might issue nor does it account for future actual stock-based award forfeitures. We will be required to adjust future stock-based compensation expense for actual future stock option forfeitures.
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
A significant portion of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 52.8% of our net revenue for the first quarter of fiscal 2006. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2006 and for the foreseeable future.
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
On December 31, 2005, we had total indebtedness of approximately $280 million, which represented approximately 27% of our total capitalization.
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
The semiconductor and electronics industries have been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive requires that certain substances be removed from all electronics components by July 1, 2006. Removing such substances requires the expenditure of additional research and development funds to seek alternative substances, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. Alternative substances may not be readily available or commercially feasible, may only be available from a single source, or may be significantly more expensive than their restricted counterparts. While we have implemented a compliance program to ensure our product offering meets these regulations, if we are unable to complete the transition in a timely manner, or ensure consistent quality and product yields with redesigned processes, our operations may be adversely affected.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Skyworks’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of Skyworks’ disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Skyworks’ disclosure controls and procedures as of December 31, 2005, Skyworks’ chief executive officer and chief financial officer concluded that, as of such date, Skyworks’ disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls.
No change in Skyworks' internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Skyworks' internal control over financial reporting.

PART II      OTHER INFORMATION
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     During the quarter ended December 30, 2005, the Company issued an aggregate of 493,125 shares of restricted common stock to certain officers and key employees and also issued options to purchase an aggregate of 770,000 shares of common stock to its named executive officers. These restricted stock and option grants were made pursuant to the Company’s 2005 Long-Term Incentive Plan and the standard forms of award agreements adopted by the Company in connection with the plan. No consideration was received by the Company in connection with the issuance of the restricted common stock. The options described in this paragraph are exercisable for $4.99 per share of common stock underlying such options, and the Company will receive this amount per share if and when the options are exercised.
     The foregoing issuances of restricted stock and stock options were completed pursuant to Section 4(2) of the Securities Act. The issuances did not involve any public offering and were sold to a limited group of persons. Each recipient of the foregoing grants either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. The recipients of restricted common stock represented, and the recipients of common stock upon the exercise of their options will represent, their intention to acquire our securities for investment only and not with a view to or for the sale in connection with any distribution thereof and appropriate legends were affixed to the shares of restricted common stock, and will be affixed to shares of common stock received upon the exercise of the stock options described above.
ITEM 6.      EXHIBITS
(a) Exhibits

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2006
SKYWORKS SOLUTIONS, INC.
Registrant

By: /s/ DAVID J. ALDRICH

David J. Aldrich
Chief Executive Officer
President Director

EXHIBIT INDEX

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.