Form 10-Q
period 2006-03-31
SKYWORKS SOLUTIONS INC
filed 2006-05-10
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Registrant’s telephone number, including area code: (781) 376-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock, par value $.25 per share	160,395,565

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005

Net revenues	$185,234	$190,505	$383,559	$410,665
Cost of goods sold (includes share-based compensation expense of $560 and $910 for the three and six months ended March 31, 2006, respectively)	115,884	117,906	239,486	250,047

Gross profit	69,350	72,599	144,073	160,618
Operating expenses:
Research and development (includes share-based compensation expense of $1,531 and $2,949 for the three and six months ended March 31, 2006, respectively)	40,557	38,676	82,987	75,789

Selling, general and administrative (includes share-based compensation expense of $1,497 and $2,759 for the three and six months ended March 31, 2006, respectively)	25,710	25,058	48,963	52,282
Amortization of intangible assets	536	545	1,072	1,282

Total operating expenses	66,803	64,279	133,022	129,353

Operating income	2,547	8,320	11,051	31,265
Interest expense	(4,446)	(3,635)	(8,258)	(7,168)
Other income, net	2,430	1,067	4,749	2,188

Income before income taxes	531	5,752	7,542	26,285
(Benefit) Provision for income taxes	(395)	4,508	2,329	11,124

Net income	$926	$1,244	$5,213	$15,161

Per share information:
Net income, basic and diluted	$0.01	$0.01	$0.03	$0.10

Number of weighted-average shares used in per share computations, basic	159,084	157,235	158,828	156,837

Number of weighted-average shares used in per share computations, diluted	159,629	158,435	159,212	158,426

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$116,754	$116,522
Short-term investments	60,255	113,325
Restricted cash	6,013	6,013
Receivables, net of allowance for doubtful accounts of $5,976 and $5,815, respectively	172,792	171,454
Inventories	92,840	77,400
Other current assets	12,469	11,268

Total current assets	461,123	495,982
Property, plant and equipment, less accumulated depreciation and amortization of $266,800 and $260,731, respectively	151,840	144,208
Property held for sale	7,146	6,630
Goodwill	491,972	493,389
Intangible assets, less accumulated amortization of $9,983 and $8,911, respectively	16,658	17,730
Deferred tax assets	14,262	16,052
Other assets	15,395	13,852

Total assets	$1,158,396	$1,187,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	74,732	72,276
Accrued compensation and benefits	22,648	19,679
Other current liabilities	14,036	16,280

Total current liabilities	161,416	158,235
Long-term debt, less current maturities	179,335	230,000
Other long-term liabilities	7,279	7,044

Total liabilities	348,030	395,279

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 160,246 and 158,625 shares issued and outstanding, respectively	40,062	39,656
Additional paid-in capital	1,339,814	1,327,631
Accumulated deficit	(568,373)	(573,586)
Accumulated other comprehensive loss	(1,137)	(1,137)

Total stockholders’ equity	810,366	792,564

Total liabilities and stockholders’ equity	$1,158,396	$1,187,843

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	March 31,	April 1,
	2006	2005

Cash flows from operating activities:
Net income	$5,213	$15,161
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,618	—
Depreciation	18,429	18,909
Charge in lieu of income tax expense	—	7,213
Amortization	1,072	1,282
Amortization of deferred financing costs	1,370	798
Contribution of common shares to Savings and Retirement Plans	4,521	4,790
Gain on sale of assets	(760)	(84)
Property held for sale	(517)	—
Deferred income taxes	1,801	2,586
Provision for losses on accounts receivable	161	668
Changes in assets and liabilities:
Receivables	(1,125)	(9,254)
Inventories	(14,644)	(1,023)
Other assets	(2,706)	(1,450)
Accounts payable	2,457	(6,865)
Other liabilities	959	(14,422)

Net cash provided by operating activities	22,849	18,309

Cash flows from investing activities:
Capital expenditures	(26,060)	(17,020)
Sale of short-term investments	729,905	573,100
Purchase of short-term investments	(676,836)	(595,821)

Net cash provided by (used in) investing activities	27,009	(39,741)

Cash flows from financing activities:
Payments on short-term borrowings	—	(782)
Payments on long-term borrowings	(50,665)	—
Exercise of stock options	1,039	4,294

Net cash (used in) provided by financing activities	(49,626)	3,512

Net increase (decrease) in cash and cash equivalents	232	(17,920)
Cash and cash equivalents at beginning of period	116,522	123,505

Cash and cash equivalents at end of period	$116,754	$105,585

Supplemental cash flow disclosures:
Taxes paid	$1,356	$1,363

Interest paid	$7,862	$6,400

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$760	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an industry leader in radio solutions and precision analog semiconductors servicing a diversified set of mobile communications customers. The Company’s front-end modules, radio solutions and multimode transceivers are at the heart of many of today’s leading-edge multimedia handsets and wireless networking platforms. Skyworks also offers a portfolio of highly innovative linear products, supporting a wide range of applications including automotive, broadband, consumer, industrial, infrastructure, medical, military, Radio Frequency Identification, satellite and wireless data.
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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2005 as filed with the SEC.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of Staff Accounting Bulletin No. 104 (“SAB 104”) have been met. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2005 ended on September 30, 2005, and the second quarters of fiscal 2006 and fiscal 2005 ended on March 31, 2006 and April 1, 2005, respectively.
RECLASSIFICATION
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

PROPERTY HELD FOR SALE
Property held for sale at March 31, 2006 and September 30, 2005, respectively, relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of March 31, 2006, the prospective buyer had received a portion of these regulatory approvals. In February 2006, the Company and the prospective buyer entered into an amendment to the Purchase and Sale Agreement allowing the potential purchaser to extend the permitting period upon making payments to the Company. The potential purchaser can extend the permitting period until June 30, 2007 at their sole discretion.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet. The Company calculates amortization based on the effective interest rate method. The Company amortized additional deferred financing costs during the quarter ended March 31, 2006 due to the early extinguishment of $50.7 million of its long-term debt as more fully described in Note 7 to the Consolidated Financial Statements.
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
It was the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board (“APB”) Opinion No. 23. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the six months ended March 31, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.
FOREIGN CURRENCY ACCOUNTING
The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets are included in the provision for income taxes and increased tax expense by $0.4 million and $0.2 million for the three and six months ended March 31, 2006, respectively. In addition, gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets reduced tax expense by $0.1 million and $0.5 million for the three and six months ended April 1, 2005, respectively. Gains and losses resulting from the remeasurement of all other accounts are included in other income, net. The Company recognized a loss of $0.1 million and $0.0 million related to remeasurements of these other accounts for the three months and six months ended March 31, 2006 , respectively, and a gain of $0.0 million and $0.3 million for the three and six months ended April 1, 2005, respectively.
SHARE-BASED COMPENSATION
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the 2002 Employee Stock Purchase Plan (“ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006 was $3.6 million and $6.6 million, respectively, or $0.02 and $0.04 per share, which consisted of share-based compensation expense related to employee stock options, ESPP purchases, non-vested (“restricted”) stock grants with attached service conditions, and restricted stock grants with both a service condition and market condition attached. No share-based compensation expense related to employee stock options, ESPP purchases or restricted stock grants was recognized during the three or six month periods ended April 1, 2005, because the Company had not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and did not make any restricted stock grants during the periods. For further information, please see Note 13 to the Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in fiscal year 2005 for restricted stock awards made in May 2005.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first and second quarter of fiscal 2006 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
An analysis of accumulated other comprehensive loss follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 30, 2005	$(1,137)	$(1,137)
Change in period	—	—

Balance as of March 31, 2006	$(1,137)	$(1,137)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 1, 2005 and it did not have a material impact on its financial statements.
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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. The Company adopted FASB Interpretation No. 47 on October 1, 2005 and it did not have a material impact on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of

APB Opinion No. 28,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is currently evaluating whether it will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” that will become effective July 1, 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s’s Consolidated Financial Statements.
NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of March 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$60,255	$—	$—	$60,255

Total marketable securities	$60,255	$—	$—	$60,255

Marketable securities are categorized as available for sale and are summarized as follows as of September 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$113,325	$—	$—	$113,325

Total marketable securities	$113,325	$—	$—	$113,325

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	March 31,	September 30,
	2006	2005
Raw materials	$10,021	$8,080
Work-in-process	55,071	49,329
Finished goods	27,748	19,991

	$92,840	$77,400

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 31,	September 30,
	2006	2005
Land	$9,423	$9,423
Land and leasehold improvements	4,397	4,284
Buildings	64,021	59,586
Machinery and equipment	319,877	317,334
Construction in progress	20,922	14,312

	418,640	404,939
Accumulated depreciation and amortization	(266,800)	(260,731)

	$151,840	$144,208

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger with Washington/Mexicali completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	March 31, 2006			September 30, 2005
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$491,972	$—	$491,972	$493,389	$—	$493,389

Amortized intangible assets:
Developed technology	10	10,550	(5,088)	5,462	10,550	(4,651)	5,899
Customer relationships	10	12,700	(4,773)	7,927	12,700	(4,138)	8,562
Other	3	122	(122)	—	122	(122)	—

		23,372	(9,983)	13,389	23,372	(8,911)	14,461

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

		$26,641	$(9,983)	$16,658	$26,641	$(8,911)	$17,730

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005

Amortization expense	$536	$545	$1,072	$1,092

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during period	(1,417)	—	—	—	—	(1,417)

Balance as of March 31, 2006	$491,972	$10,550	$12,700	$3,269	$122	$518,613

The deduction to goodwill during the six months ended March 31, 2006 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $30.5 million as of March 31, 2006.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2006	2005
Junior notes	$179,335	$230,000
Less-current maturities	—	—

	$179,335	$230,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. The fair value of the Company’s long-term debt approximated $179.6 million at March 31, 2006. The Company retired $50.7 million of its 4.75% convertible subordinated notes through an open market repurchase transaction during the quarter ended March 31, 2006. The Company recorded a gain of approximately $50,000 and expensed approximately $572,000 in previously capitalized deferred financing costs.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2006	—
2007	—
2008	179,335

$179,335

SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of March 31, 2006, Skyworks USA had borrowed $50.0 million under this agreement.
NOTE 8. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive a Company contribution. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company generally contributes a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For the three and six months ended March 31, 2006, the Company contributed and recognized expense for approximately 270,632 and 386,934 shares, respectively, of the Company’s common stock valued at $1.6 million, and $2.2 million, respectively, to fund the Company’s obligation under the 401(k) plan. For the three and six months ended April 1, 2005, the Company contributed and recognized expense for approximately 116,072 and 242,258 shares, respectively, of the Company’s common stock valued at $0.9 million, and $2.2 million, respectively, to fund the Company’s obligation under the 401(k) plan.
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
The Company incurred net periodic benefit costs of $22,000 and $28,000 for pension benefits for the three months ended March 31, 2006 and April 1, 2005, respectively, and $44,000 and $56,000 for pension benefits for the six months ended March 31, 2006 and April 1, 2005. The Company incurred net periodic benefits costs of $29,000 and $31,000 for retiree medical benefits for the three months ended March 31, 2006 and April 1, 2005, respectively, and $58,000 and $62,000 for pension benefits for the six months ended March 31, 2006 and April 1, 2005.
The Company contributed $0.1 million to the pension benefit plan during each three-month period ended March 31, 2006 and December 31, 2005. The Company expects to contribute approximately $0.1 million to the benefit pension plan in each of the remaining quarters of fiscal 2006.
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
NOTE 11. RESTRUCTURING
2004 Corporate Restructuring Plan
During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. All amounts accrued for have been paid as of March 31, 2006.
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(155)	(198)	(353)

Restructuring balance, September 30, 2005	$—	$13	$13
Cash payments	—	(13)	(13)

Restructuring balance, March 31, 2006	$—	$—	$—

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the second quarters of fiscal 2006 and fiscal 2005, payments related to the restructuring reserves assumed from Alpha were $0.1 million and $0.1 million, respectively. For the six month period ended March 31, 2006 and April 1, 2005, payments related to the restructuring reserves assumed from Alpha were $0.2 million and $0.3 million, respectively. As of March 31, 2006 the restructuring reserve balance related to Alpha was $0.8 million and primarily related to estimated future payments on a lease that expires in 2008.
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
The Company operates in one business segment, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions, including intellectual property, for manufacturers of wireless communication products.
NOTE 13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three and six months ended March 31, 2006 included share-based compensation expense under SFAS 123(R) of $3.6 million and $6.6 million, respectively. Share-based compensation expense for the quarter ended March 31, 2006 included $2.9 million on employee stock options, $0.2 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.4 million on the Company’s ESPP. Share-based compensation expense for the six month period ended March 31, 2006 included $5.3 million on employee stock options, $0.3 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.9 million on the Company’s ESPP. Net income for the three and six month periods ended April 1, 2005 did not reflect any share-based compensation expense because the Company had not adopted the recognition provisions of SFAS 123 and made no restricted stock awards during the periods.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 4,600,000 shares through December 31, 2012. During the three month periods ended March 31, 2006 and April 1, 2005, the Company issued 406,765 shares and 407,691 shares, respectively, under the plan. At March 31, 2006, 2,155,968 shares were available for purchase under these plans.
Employee Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of March 31, 2006, a total of 46.5 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 15.3 million at March 31, 2006. In addition, options outstanding as of March 31, 2006 include 10.4 million options issued in connection with the Merger to non-employees. The remaining unrecognized compensation expense on stock options at March 31, 2006 was $23.4 million. The weighted average period over which the cost is expected to be recognized is approximately 2.1 years.
As of March 31, 2006, the Company had 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
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
Non-Vested (“Restricted”) Stock Awards With Service Conditions
The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award). The Company granted 106,000 restricted shares in the second quarter of 2006 and 160,500 restricted shares in fiscal 2005 with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at March 31, 2006 was $1.1 million, and the weighted average period over which the cost is expected to be recognized is approximately 3.7 years.
Non-Vested (“Restricted”) Stock Awards With Market Conditions and Service Conditions
The Company granted 493,125 shares of restricted common stock with market conditions and service conditions during the first quarter of fiscal 2006. The market condition allows for accelerated vesting of the award as of the first, second, and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 50% of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the market condition in years 1, 2 and 3, then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. The remaining unrecognized compensation expense on restricted stock with market and service condition vesting at March 31, 2006 was $1.7 million. The weighted average period over which the cost is expected to be recognized is approximately 2.0 years.
Performance Units With Milestone-Based Performance Conditions
The Company granted 207,000 performance units to non-executives with milestone-based performance conditions during the second quarter of fiscal 2006. The units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-23 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement any expense recorded on those units will be reversed. The fair value of the performance units at March 31, 2006 was $5.44 or $1.1 million in the aggregate. Upon the grant date and at March 31, 2006, the Company determined that achievement of the milestones was not probable, thus no compensation expense was recorded in the second fiscal quarter of 2006.
Share-Based Compensation Plans for Directors
The Company has three share-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.2 million shares have been authorized for option grants. As of March 31, 2006, under the three plans, a total of 0.3 million shares are available for new grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Stockholders. The maximum contractual term of the Director stock options is 10 years. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted became exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 became exercisable at a rate of 20% per year beginning one year from the date of grant. During the quarter and six months ended March 31, 2006, and April 1, 2005, there were 120,000 and 45,000 options granted under these plans, respectively. At March 31, 2006, a total of 892,500 options at a weighted average exercise price of $10.05 per share are outstanding under these three plans, and 487,500 shares were exercisable at a weighted average exercise price of $12.40 per share. The remaining unrecognized compensation expense on stock options at March 31, 2006 was $1.4 million. The weighted average period over which the cost is expected to be recognized is approximately 2.2 years. Non-employee directors of the Company are also eligible to receive option grants under the Company’s 1996 Long-Term Incentive Plan. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands)	2006	2005	2006	2005
Shares of common stock outstanding	160,246	157,390	160,246	157,390

Granted	453	249	3,431	3,995
Cancelled/forfeited	(1,506)	(758)	(2,427)	(1,739)
Expired	—	—	—	—

Net options granted	(1,053)	(509)	1,004	2,256

Grant dilution (1)	(0.7%)	(0.3%)	0.6%	1.4%

Exercised	174	71	230	728
Exercise dilution (2)	0.1%	0.0%	0.1%	0.5%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the six months ended March 31, 2006, the dilutive effect of in-the-money employee stock options was approximately 0.4 million shares or 0.2% of the basic shares outstanding based on the Company’s average share price of $5.51.
General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
	Options		Weighted average
	Available for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at September 30, 2004	5,710	31,763	$13.63
Granted (1)	(4,908)	4,668	8.47
Exercised	—	(935)	5.57
Cancelled/forfeited (2)	2,113	(3,918)	13.66
Expired	—	—	—
Additional shares reserved	5,500	—	—

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(4,330)	3,431	5.12
Exercised	—	(230)	4.52
Cancelled/forfeited (2)	1,167	(2,427)	12.71
Expired	—	—	—
Additional shares reserved	10,000	—	—

Balance outstanding at March 31, 2006	15,252	32,352	$12.24

(1)	“Granted” under “Options Available for Grant” reflect restricted stock grants for the year ended September 30, 2005 and for the six months ended March 31, 2006 of 160,500 shares and 599,125 shares, respectively. Pursuant to the plan under which they were awarded, these restricted stock grants are deemed equivalent to the issue of 240,750 and 898,688 stock options, respectively.

(2)	“Cancelled” under “Options Available for Grant” do not include any cancellations under terminated plans. For the year ended September 30, 2005 and for the six months ended March 31, 2006, cancellations under terminated plans were 1,805,000 and 1,260,000 stock options, respectively.
The following table summarizes information concerning currently outstanding and exercisable options as of March 31, 2006 (shares and Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average	Aggregate		remaining	average	Aggregate
Range of exercise	Number	contractual	exercise	Intrinsic	Options	contractual	exercise	Intrinsic
prices	outstanding	life (years)	price per share	Value	exercisable	life (years)	price per share	Value
$0.45 - $4.99	6,304	7.3	$4.73	$12,948	2,635	5.9	$4.48	$6,051
$5.01 - $8.93	6,040	8.4	$7.74	1,907	1,783	7.7	$7.81	380
$8.96 - $9.60	6,970	7.8	$9.32	—	6,702	7.8	$9.33	—
$9.67 - $17.12	7,108	3.7	$15.14	—	6,980	3.6	$15.21	—
$17.20 - $39.80	5,742	4.5	$23.80	—	5,701	4.5	$23.83	—
$40.13 - $170.44	188	3.5	$54.22	—	188	3.5	$54.22	—

	32,352	6.3	$12.24	$14,855	23,989	5.5	$14.19	$6,431

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s’s closing stock price of $6.78 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three and six months ended March 31, 2006 was $389,776 and $519,628, respectively. The aggregate intrinsic value of options exercised for the three and six months ended April 1, 2005 was $156,671 and $269,416, respectively. The fair value of stock options vested at March 31, 2006 and April 1, 2005 was $66.0 million and $32.4 million, respectively. The total number of in-the-money options exercisable as of March 31, 2006 was 3.2 million. As of September 30, 2005, 24.1 million outstanding options were exercisable, and the weighted average exercise price was $14.68.
General Nonvested (“Restricted”) Shares Information
A summary of the restricted share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value
Balance outstanding at September 30, 2004	—	$—
Granted	161	5.20
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at September 30, 2005	161	$5.20
Granted	599	5.06
Vested	(—)	—
Forfeited	(2)	—

Balance Outstanding at March 31, 2006	758	$5.09

No restricted shares are vested at March 31, 2006.

Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the three and six months ended March 31, 2006 which was allocated as follows:

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
(In thousands)	2006	2006
Cost of sales	560	910
Research and development	1,531	2,949
Selling, general and administrative	1,497	2,759

Share-based compensation expense included in operating expenses	$3,588	$6,618

As of March 31, 2006 the Company had capitalized share-based compensation expense of $0.4 in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three and six months ended March 31, 2006 because we have established a valuation allowance against our net deferred tax assets.
The table below reflects net income per share, basic and diluted, for the three and six months ended March 31, 2006 compared with the pro forma information for the three and six months ended April 1, 2005.

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income–as reported for prior periods (1)	N/A	$1,244	N/A	$15,161
Share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants (2)	(3,588)	(7,623)	(6,618)	(13,660)

Net income (loss), including the effect of share-based compensation expense (3)	$926	$(6,379)	$5,213	$1,501

Per share information, basic and diluted:

Net income, as reported for the prior period (1)	N/A	$0.01	N/A	$0.10
Net income (loss), including the effect of share-based compensation expense (3)	$0.01	$(0.04)	$0.03	$0.01

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
The weighted-average estimated fair value of employee stock options granted during the three and six months ended March 31, 2006 was $3.66 per share and $3.14 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended
March 31, 2006
Expected volatility	66.02%
Risk free interest rate	4.86%
Dividend yield	0.00
Expected option life (7 year contractual life options)	4.42
Expected option life (10 year contractual life options)	5.84
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at March 31, 2006. Historical volatility was determined by calculating the mean reversion of the daily-

adjusted closing stock price over the past 3.37 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the past 3.37 years (post-Merger). The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 8.59%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
The weighted-average estimated fair value of employee stock options granted during the three and six months ended April 1, 2005 was $3.66 per share and $4.35 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended
April 1, 2005
Expected volatility	75.00%
Risk free interest rate	3.60%
Dividend yield	0.00
Expected option life (years)	4.0
For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.
NOTE 14. EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income	$926	$1,244	$5,213	$15,161

Weighted average shares outstanding – basic	159,084	157,235	158,828	156,837
Effect of dilutive stock options and restricted stock	545	1,200	384	1,589

Weighted average shares outstanding – diluted	159,629	158,435	159,212	158,426

Net income per share — basic	$0.01	$0.01	$0.03	$0.10
Effect of dilutive stock options	—	—	—	—

Net income per share — diluted	$0.01	$0.01	$0.03	$0.10

Debt securities convertible into approximately 19.8 million shares and stock options exercisable into approximately 25.0 million shares were outstanding but not included in the computation of earnings per share for the three months ended March 31, 2006 as their effect would have been anti-dilutive. Debt securities convertible into approximately 19.8 million shares and stock options exercisable into approximately 25.1 million shares were outstanding but not included in the computation of earnings per share for the six months ended March 31, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.8 million and $39.3 million in net income for the three and six months ended March 31, 2006, respectively, the debt securities would have been dilutive to earnings per share. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 27.7 million shares were outstanding but not included in the computation of earnings per share for the three months ended April 1, 2005 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 26.7 million shares were outstanding but not included in the computation of earnings per share for the six months ended April 1, 2005 as their effect would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this report under the heading “Certain Business Risks” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.
RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six months ended March 31, 2006 and April 1, 2005:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.6	61.9	62.4	60.9

Gross margin	37.4	38.1	37.6	39.1
Operating expenses:
Research and development	21.9	20.3	21.6	18.5
Selling, general and administrative	13.8	13.2	12.8	12.7
Amortization	0.3	0.3	0.3	0.3

Total operating expenses	36.0	33.8	34.7	31.5

Operating income	1.4	4.3	2.9	7.6
Interest expense	(2.4)	(1.9)	(2.2)	(1.7)
Other income, net	1.3	0.6	1.2	0.5

Income before income taxes	0.3	3.0	1.9	6.4
Provision for income taxes	(0.2)	2.4	0.6	2.7

Net income	0.5%	0.6%	1.3%	3.7%

GENERAL
During the three and six months ended March 31, 2006, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically, we:
▪	Generated $22.8 million in cash flows from operations for the six month period ended March 31, 2006;

▪	Retired $50.7 million in long-term debt in an accretive transaction and invested $26.1 million in capital equipment during the six month period ended March 31, 2006 thereby expanding our capacity to efficiently manage future growth in operations;

▪	Increased revenues in the Radio Frequency (“RF”) Solutions and Linear Products areas to $172.3 million from $154.9 million for the quarter ended March 31, 2006 as compared to the corresponding period in 2005, an 11.2% increase, and an increase of $23.6 million or 7.2% for the six month period ended March 31, 2006 as compared to the corresponding period in 2005. These increases were offset by a decrease in revenues from our baseband product area of $18.0 million or 58.0% for the three month period ended March 31, 2006 as compared to 2005. Baseband product revenues decreased $41.5 million or 57.4% for the six month period ended March 31, 2006 as compared to 2005. Assembly and test services revenue also declined by $9.1 million for the six months ended March 31, 2006 as compared to 2005 due to the completion of the test and assembly services arrangement with Conexant in the third quarter of fiscal 2005;

▪	Experienced a decrease of 155 basis points in our gross margin as a percent of revenue from 39.1% in the first six months of fiscal 2005 to 37.6% in the six month period ended March 31, 2006 principally as a result of higher start up costs incurred related to multiple new ramping products. Supply constraints also resulted in operating inefficiencies and increased off-shore assembly and test expenses at higher costs, and higher production costs due to increasing commodity, utility and freight costs. The impact of these adverse factors was partially offset by higher contribution margins received from intellectual property revenue during the six month period as compared to the same period in 2005;

▪	Recorded $3.6 million and $6.6 million in share-based compensation expense upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) during the three month and six month period ended March 31, 2006, respectively. Approximately $0.9 million, $2.9 million and $2.8 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively, for the six month period ended March 31, 2006.
SHARED-BASED PAYMENTS
We grant stock options to purchase our common stock to our employees and directors under our stock option plans. We also grant restricted stock to certain key employees, which may have service, market or performance based conditions attached, and we also granted performance shares to certain of our employees during the quarter ended March 31, 2006. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective October 1, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first six months of fiscal 2006 was $6.6 million. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $ 24.8 million. The weighted average period over which the unrecognized estimated compensation expense related to non-vested stock options will be recognized is 2.1 years. Stock options, before forfeitures and cancellations, granted during the six months ended March 31, 2006 represented 2.1% of outstanding shares as of March 31, 2006.
At March 31, 2006, total unrecognized compensation for restricted stock (nonvested awards) is $2.8 million.
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
If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operations.
The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.
We did not modify any of our outstanding share options prior to the adoption of FAS 123R with the exception of the acceleration of certain of our unvested “out of the money” stock options on September 2, 2005. Specifically, we accelerated the vesting of options previously awarded to employees and officers that had an exercise price per share over $9.00 and were granted prior to November 10, 2004 were fully vested and accounted for under SFAS 123. As a result of this action, options to purchase approximately 3.8 million shares of Skyworks stock became immediately exercisable. The decision to accelerate vesting of these options was accounted for under SFAS 123 and made to avoid recognizing compensation cost associated with certain “out-of-the-money” options in the statement of operations in future financial statements upon the effectiveness of SFAS 123(R).
During fiscal 2005 and fiscal 2006, we elected to gradually transition more of our share-based compensation awards to restricted stock (with service, market or performance based conditions) from traditional stock options.
We granted 207,000 performance units during the quarter ended March 31, 2006, pursuant to which recipients would receive common stock if certain milestones are achieved. We determined that as of the grant date and March 31, 2006, achievement of the milestones was not probable, thus we did not recognize any compensation expense for the period ending March 31, 2006.
We used an arithmetic average of historical volatility and implied volatility to calculate our expected volatility at March 31, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 3.37 years of our existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on our common stock. We concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R). Utilizing this methodology results in a volatility of 66.02% for the six month period ended March 31, 2006.
The expected life of employee stock options represents a calculation based upon the historical exercise experience of our stock options over the past 3.37 years (post-Merger). We determined that we had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively. This methodology results in an expected term calculation of 4.42 and 5.84 years, respectively.
The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.85% at March 31, 2006).
The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted-average of 8.59% for the six months ended March 31, 2006).
NET REVENUES

	Three Months Ended			Six Months Ended March 31,
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(dollars in thousands)
Net revenues	$185,234	(2.8)%	$190,505	$383,559	(6.6)%	$410,665
We market and sell our semiconductor products and system solutions to leading Original Equipment Manufacturers (“OEMs”) of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues decreased 2.8% or $5.3 million and 6.6% or $27.1 million for the three and six month periods ended March 31, 2006, respectively, as compared to the corresponding periods in 2005. Revenues from our RF Solutions and Linear Product areas increased 11.2% ($17.4 million) from $154.9 million to $172.3 million in the second fiscal quarter of 2006 as compared to the corresponding period in 2005. Revenues from these product areas increased 7.2% ($23.6 million) from $329.2 million to $352.8 million in the six month period ended March 31, 2006, as compared to the corresponding period in 2005. These increases were offset by 58.0% ($18.0 million) and 57.4% ($41.5 million) decreases in revenues in our baseband product area for the three and six month periods ended March 31, 2006 as compared to the corresponding periods in the prior year, reflecting a market share consolidation from tier-three suppliers to leading cellular handset OEMs. Assembly and test service revenues also decreased by approximately $4.5 million and $9.1 million for the three and six month periods ended March 31, 2006, respectively, as compared to the corresponding periods in 2005 due to the completion of the assembly and test services agreement with Conexant. Overall average selling prices declined by approximately 13.5% and 15.1% for the three and six month periods ended March 31, 2006, respectively, as compared to the corresponding periods in the prior year. The decrease in average selling prices was offset by an increase in overall units sold for both the three and six month periods ended March 31, 2006, respectively, as compared to the corresponding periods in the prior year.
GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Gross profit	$69,350	(4.5)%	$72,599	$144,073	(10.3)%	$160,618
% of net revenues	37.4%		38.1%	37.6%		39.1%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
As indicated in the table above, gross profit declined both in aggregate dollars and as a percentage of revenue for the three and six months ended March 31, 2006 when compared to the corresponding periods in 2005. The decrease in gross profit in aggregate dollars was principally due to the previously discussed baseband product area revenue decline of $18.0 million and $41.5 million for the three and six month periods ended March 31, 2006, as compared to the corresponding periods in 2005, and the associated contribution margin decline of approximately $9.0 million and $20.8 million, respectively. The decline in gross profit as a percentage of net revenues was primarily the result of higher production costs on a lower overall revenue base for both the three and six month periods ended March 31, 2006, as well as higher start up costs incurred from the ramping of multiple new products. Supply constraints also caused operating inefficiencies, resulting in increased off-shore assembly and test expenses at higher costs, and higher production costs due to increasing commodity, utility and freight costs. Scrap costs due to quality issues with components received from certain key suppliers also impacted gross margin. The decline in gross profits was partially offset by higher contribution margin received on intellectual property revenue during the three and six month periods ended March 31, 2006 as compared to the previous year.
RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Research and development	$40,557	4.9%	$38,676	$82,987	9.5%	$75,789
% of net revenues	21.9%		20.3%	21.6%		18.5%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses illustrated in the table above for the three and six month periods ended March 31, 2006 when compared to the corresponding periods in 2005 is primarily attributable to increased labor and benefit costs incurred to support our next generation multimode radios and precision analog semiconductors. We anticipate acceleration in the ramping of our Helios EDGE (Enhanced Data rates for Global Evolution) radio, CDMA (Code Division Multiple Access) solutions and next generation front-end modules at several of our top customers during the second half of fiscal year 2006. The increased research and development cost primarily supports these ramping products. We also incurred approximately $1.5 million and $2.9 million in research and development related share-based compensation expense in the three and six month periods ended March 31, 2006 related to our adoption of SFAS 123(R). No share-based compensation expense was recorded in the corresponding periods in fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Selling, general and administrative	$25,710	2.6%	$25,058	$48,963	(6.3)%	$52,282
% of net revenues	13.8%		13.2%	12.8%		12.7%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.
As detailed in the table above, selling, general and administrative expenses increased for the three months ended March 31, 2006 when compared to the corresponding period in the previous fiscal year. This increase primarily resulted from our recognition of $1.5 million in share-based compensation expense during the three month period ended March 31, 2006 related to our adoption of SFAS 123(R). No share-based compensation expense was recorded in the corresponding period in 2005. Selling, general and administrative expenses decreased for the six month period ended March 31, 2006 as compared to the corresponding period in the previous fiscal year, primarily as the result of a reduction in legal expenses incurred to protect our intellectual property portfolio. In addition, the recognition of a gain on the sale of fixed assets in the first fiscal quarter of 2006 reduced overall selling, general and administrative costs. These cost savings were marginally offset by our recognition of $2.8 million in share-based compensation expense in the six month period ended March 31, 2006 related to our adoption of SFAS 123(R). No share-based compensation expense was recorded in the corresponding period in fiscal 2005.
AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Amortization	$536	(1.7)%	$545	$1,072	(16.4)%	$1,282
% of net revenues	0.3%		0.3%	0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. The decrease in amortization expense between the first six months of 2006 and the corresponding period in fiscal 2005 is due to the recognition of amortization expense on a warrant of $0.2 million in fiscal 2005. The warrant expired without being exercised on January 20, 2005.
INTEREST EXPENSE

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Interest expense	$4,446	22.3%	$3,635	$8,258	15.2%	$7,168
% of net revenues	2.4%		1.9%	2.2%		1.7%
Interest expense is comprised principally of payments on our $50.0 million credit facility (“Facility Agreement”) and Junior notes payable.

The increase in interest expense for the three and six month periods ended March 31, 2006 when compared to the corresponding periods in fiscal 2006 is primarily due to a higher interest rate paid on the Facility Agreement as well as an increase in the amortization of capitalized deferred financing costs of $0.6 million in the three month period ended March 31, 2006 due to the retirement of $50.7 million of our long-term debt.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
Other income, net	$2,430	127.7%	$1,067	$4,749	117.0%	$2,188
% of net revenues	1.3%		0.6%	1.2%		0.5%
Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The increase in other income for the three and six month periods ended March 31, 2006 when compared to the corresponding periods in the previous fiscal year is primarily related to an increase in interest income on invested cash balances as a result of increased interest rates earned on our auction rate securities.
(BENEFIT) PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 31,		April 1,	March 31,		April 1,
	2006	Change	2005	2006	Change	2005
(in thousands)
(Benefit) Provision for income taxes	$(395)	(108.8)%	$4,508	$2,329	(79.1)%	$11,124
% of net revenues	(0.2)%		2.4%	0.6%		2.7%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historical income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of March 31, 2006, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
For the three months ended March 31, 2006, we recorded an income tax benefit of $0.4 million as a result of the reversal of U.S. federal and state income taxes in the amount of $1.6 million recorded in the first quarter of 2006 which was partially offset by a $1.2 million provision for foreign taxes. The provision (benefit) for income taxes for the three and six months ended March 31, 2006, consists of approximately $1.2 million and $2.3 million of foreign income taxes incurred by foreign operations, respectively. The provision for income taxes for the three and six months ended April 1, 2005 consists of approximately $0.7 million and $1.4 million, respectively, of foreign income taxes incurred by foreign operations. In addition, the provision for income taxes also principally includes $2.2 million of additional foreign taxes for the six months ended April 1, 2005 related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. Gains and losses resulting from the remeasurement of the Company’s foreign-denominated long-term deferred tax assets are included in the provision for income taxes and increased our tax expense by $0.4 million and $0.2 million for the three and six months ended March 31, 2006, respectively. Gains and losses resulting from the remeasurement of the Company’s foreign-denominated long-term deferred tax assets for the three and six months ended April 1, 2005, decreased our tax expense by $0.1 million and $0.5 million, respectively. For the three and six months ended April 1, 2005, approximately $3.0 million and $7.2 million, respectively, was recorded as a charge reducing the carrying value of goodwill. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.

During the six months ended April 1, 2005, we reversed our policy of permanently reinvesting the earnings of our Mexican subsidiary. We distributed approximately $17.0 million of accumulated earnings, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax expense. For the six months ended March 31, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in thousands)	March 31,	April 1,
	2006	2005
Cash and cash equivalents at beginning of period	$116,522	$123,505

Net cash provided by operating activities	22,849	18,309

Net cash provided by (used in) investing activities	27,009	(39,741)

Net cash (used in) provided by financing activities	(49,626)	3,512

Cash and cash equivalents at end of period	$116,754	$105,585

At March 31, 2006, our cash and cash equivalent balances remained consistent with balances at September 30, 2005. The number of days sales outstanding for the six months ended March 31, 2006 increased to 85 from 79 for the corresponding period in the previous fiscal year. Annualized inventory turns for the six months ended March 31, 2006 were 5.0 compared to 5.9 for the corresponding period in the previous fiscal year. The decline in inventory turns was due to planned inventory increases.
During the six months ended March 31, 2006, we generated $22.8 million in cash from operating activities as we experienced an increase in accounts payable balances of $2.5 million, an increase in other liability balances of $1.0 and a decrease in deferred tax assets of $1.8 million, offset by an increase in inventory balances of $14.6 million and an increase in receivable balances of $1.1 million. Non-cash charges (including depreciation, amortization, contribution of common shares to savings and retirement plans and share-based compensation expense) totaled $32.0 million.
Cash provided by investing activities for the six months ended March 31, 2006, consisted of net sales of $53.1 million in auction rate securities offset by capital expenditures of $26.1 million primarily related to the equipment utilized to design new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. The proceeds from the net sales of our auction rate securities were utilized to retire $50.7 million in long-term debt. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the six months ended March 31, 2006 represents the retirement of $50.7 million in our long-term debt offset by stock option exercises of $1.0 million.
Cash provided by operating activities was $18.3 million for the six months ended April 1, 2005, reflecting net income of $15.2 million and non-cash charges (including depreciation, charge in lieu of income tax expense, amortization and contribution of common shares to savings and retirement plans) of $33.0 million. This was offset by an increase in receivables of $9.3 million, an increase in inventories of $1.0 million, a decrease in accounts payable balances of $6.9 million and a decrease in other liabilities of $14.4 million.
Cash used in investing activities for the six months ended April 1, 2005 consisted of capital expenditures of $17.0 million and net investments in auction rate securities of $22.7 million.
Cash provided by financing activities for the six months ended April 1, 2005 represents cash provided by stock option exercises of $4.3 million offset somewhat by payments on short-term borrowings of $0.8 million.
Based on our results of operations for the six months ended March 31, 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses would be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
We may from time to time seek to retire our outstanding debt through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 30, 2005 has not materially changed since we filed that report.
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
We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry. Periods of industry downturn are characterized by diminished product demand, production overcapacity, excess inventory levels and accelerated erosion of average selling prices. These characteristics, and in particular their impact on the level of demand for digital cellular handsets, may cause substantial fluctuations in our revenues and results of operations. Furthermore, downturns in the semiconductor industry may be severe and prolonged, and any prolonged delay or failure of the industry or the wireless communications market to recover from downturns would materially and adversely affect our business, financial condition and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity and materials constraints, which may affect our ability to meet customer demand for our products. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.
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
The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share. We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
•	rapid time-to-market and product ramp,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product price,

•	features available in products,

•	compliance with industry standards,

•	strategic relationships with customers, and

•	access to and protection of intellectual property.
We cannot assure you that we will be able to successfully address these factors. Many of our competitors enjoy the benefit of:
•	long presence in key markets,

•	name recognition,

•	high levels of customer satisfaction,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.

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
Although we own and operate a test and assembly facility, we still depend on subcontractors to package, assemble and test certain of our products. We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, recent increased demand from the semiconductor industry for such raw materials and components has resulted in tighter supplies. We cannot assure you that our suppliers will be able to meet our delivery schedules, that we will not lose a significant or sole supplier, or that a supplier will be able to meet performance and quality specifications. If a supplier were unable to meet our delivery schedules, or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.
Changes in the accounting treatment of share-based compensation have adversely affected our results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such equity-based award expensing has required us to value our employee stock option grants and other equity-based awards pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. Historically we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Share-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we implemented SFAS 123(R) in the reporting period starting October 1, 2005. This change in accounting treatment has materially affected our reported results of operations as the share-based compensation expense has been and will continue to be charged directly against our reported earnings but will have no impact on cash flows from operations. We anticipate that our share-based compensation expense will approximate $27.6 million in fiscal 2006 through 2011. This expense projection is calculated as of March 31, 2006 and does not taken into account any future equity awards that we might issue nor does it account for future actual stock-based award forfeitures. We will be required to adjust future share-based compensation expense for actual future stock option forfeitures.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders of our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 46.2% and 49.6% of our net revenue for the three and six months ended March 31, 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2006 and for the foreseeable future.
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
On March 31, 2006, we had total indebtedness of approximately $229.0 million, which represented approximately 23.2% of our total capitalization.
As long as our 4.75 percent convertible subordinated notes due November 2007 remain outstanding, we will have debt service obligations on such notes of approximately $8,518,412 per year in interest payments. If we issue other debt securities in the future, our debt service obligations will increase. If we are unable to generate sufficient cash to meet these obligations and must instead use our existing cash or investments, we may have to reduce or curtail other activities of our business.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on March 30, 2006 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
Election of directors:
Balakrisknan S. Iyer	128,272,561	—	20,085,630
Thomas C. Leonard	94,986,490	—	47,371,705

Proposal to approve a plan to repurchase certain stock options issued under the Washington Sub, Inc., 2002 Stock Option Plan held by non-employees	68,725,539	21,395,311	461,068

Proposal to amend the 2005 Long-Term Incentive Plan to increase the aggregate number of shares authorized for issuance under the plan by 10 million shares	63,349,492	27,617,253	658,474

Proposal to amend the 2002 Employee Stock Purchase Plan to increase the aggregate number of shares authorized for issuance under the plan by 2 million shares	78,236,929	12,819,906	525,385

Proposal to ratify the selection of KPMG LLP as the independent registerd public accounting firm of the Company	138,259,524	3,605,240	493,429

ITEM 6.	EXHIBITS
     (a) Exhibits

Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2006
SKYWORKS SOLUTIONS, INC.
Registrant
By: /s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer
President

EXHIBIT INDEX

Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.