Form 10-Q
period 2006-06-30
SKYWORKS SOLUTIONS INC
filed 2006-08-09
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2302115 (I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006
Common Stock, par value $.25 per share	161,046,818

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net revenues	$197,058	$191,532	$580,617	$602,197
Cost of goods sold (includes share-based compensation expense of $604 and $1,514 for the three and nine month period ended June 30, 2006, respectively)	123,711	113,658	363,197	363,705

Gross profit	73,347	77,874	217,420	238,492
Operating expenses:
Research and development (includes share-based compensation expense of $1,533 and $4,481 for the three and nine month period ended June 30, 2006, respectively)	40,619	39,823	123,606	115,612

Selling, general and administrative (includes share-based compensation expense of $1,533 and $4,293 for the three and nine month period ended June 30, 2006, respectively)	26,333	25,745	75,296	78,027
Amortization of intangible assets	536	536	1,608	1,818

Total operating expenses	67,488	66,104	200,510	195,457

Operating income	5,859	11,770	16,910	43,035
Interest expense	(3,231)	(3,683)	(11,489)	(10,851)
Other income, net	1,822	1,536	6,571	3,724

Income before income taxes	4,450	9,623	11,992	35,908
Provision for income taxes	1,445	2,234	3,774	13,358

Net income	$3,005	$7,389	$8,218	$22,550

Per share information:
Net income, basic and diluted	$0.02	$0.05	$0.05	$0.14

Number of weighted-average shares used in per share computations, basic	159,699	157,809	159,119	157,161

Number of weighted-average shares used in per share computations, diluted	160,876	158,682	159,739	158,621

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$92,242	$116,522
Short-term investments	56,005	113,325
Restricted cash	6,263	6,013
Receivables, net of allowance for doubtful accounts of $6,325 and $5,815, respectively	204,257	171,454
Inventories	101,962	77,400
Other current assets	9,964	11,268

Total current assets	470,693	495,982
Property, plant and equipment, less accumulated depreciation and amortization of $262,468 and $260,731, respectively	152,257	144,208
Property held for sale	6,975	6,630
Goodwill	491,972	493,389
Intangible assets, less accumulated amortization of $10,519 and $8,911,respectively	16,122	17,730
Deferred tax assets	13,331	16,052
Other assets	15,412	13,852

Total assets	$1,166,762	$1,187,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	75,804	72,276
Accrued compensation and benefits	26,946	19,679
Other current liabilities	8,931	16,280

Total current liabilities	161,681	158,235
Long-term debt, less current maturities	179,335	230,000
Other long-term liabilities	7,214	7,044

Total liabilities	348,230	395,279

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 160,545 issued and 160,532 outstanding at June 30, 2006 and 158,625 shares issued and outstanding at September 30, 2005	40,133	39,656
Additional paid-in capital	1,344,904	1,327,631
Accumulated deficit	(565,368)	(573,586)
Accumulated other comprehensive loss	(1,137)	(1,137)

Total stockholders’ equity	818,532	792,564

Total liabilities and stockholders’ equity	$1,166,762	$1,187,843

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	June 30,	July 1,
	2006	2005

Cash flows from operating activities:
Net income	$8,218	$22,550
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,288	—
Depreciation	28,137	27,949
Charge in lieu of income tax expense	—	9,495
Amortization	1,608	1,818
Amortization of deferred financing costs	1,681	1,197
Contribution of common shares to Savings and Retirement Plans	5,573	8,770
Deferred income taxes	2,742	1,248
Gain on sale of assets	(243)	(67)
Property held for sale	(346)	—
Provision for losses on accounts receivable	510	(512)
Changes in assets and liabilities:
Receivables	(32,939)	(3,722)
Inventories	(23,798)	(1,616)
Other assets	(539)	527
Accounts payable	3,527	(11,283)
Other liabilities	89	(12,580)

Net cash provided by operating activities	4,508	43,774

Cash flows from investing activities:
Capital expenditures	(36,702)	(27,639)
Sale of short-term investments	930,902	863,630
Purchase of short-term investments	(873,583)	(891,120)

Net cash provided by (used in) investing activities	20,617	(55,129)

Cash flows from financing activities:
Payments on long-term borrowings	(50,665)	—
Change in restricted cash	(252)	—
Repurchase of treasury stock	(88)	—
Exercise of stock options	1,600	4,790

Net cash (used in) provided by financing activities	(49,405)	4,790

Net decrease in cash and cash equivalents	(24,280)	(6,565)
Cash and cash equivalents at beginning of period	116,522	123,505

Cash and cash equivalents at end of period	$92,242	$116,940

Supplemental cash flow disclosures:
Taxes paid	$1,781	$1,567

Interest paid	$12,893	$12,415

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$760	$—

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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2005 as filed with the SEC.
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
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. During the three month period ended June 30, 2006, accounts receivable was negatively impacted due to reduced payments from Vitelcom Mobile (a Spanish designer, manufacturer and distributor of mobile phones) and an Asian component distributor. The Company received approximately $20.0 million less cash from these two primarily baseband product area customers than was originally forecasted during the three month period ended June 30, 2006. The accounts receivable balance from these customers at June 30, 2006 was approximately $47.0 million in the aggregate. We have received a payment from the Asian component distributor after quarter end of $3.0 million and currently believe that these receivables will ultimately be collectible. However, an adverse change in the financial condition of one or both of these customers would require the Company to adjust allowances for doubtful accounts for estimated losses.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2005 ended on September 30, 2005, and the third quarters of fiscal 2006 and fiscal 2005 ended on June 30, 2006 and July 1, 2005, respectively.
RECLASSIFICATION
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
PROPERTY HELD FOR SALE
Property held for sale at June 30, 2006 and September 30, 2005 relates to land and buildings no longer in use and is recorded at estimated fair value less estimated selling costs. In March 2004, we entered into a contractual arrangement for the sale of the property, contingent upon obtaining specific regulatory approvals. As of June 30, 2006, the prospective buyer had received a portion of these regulatory approvals. In February 2006, the Company and the prospective buyer entered into an amendment to the Purchase and Sale Agreement allowing the prospective purchaser to extend the permitting period upon making payments to the Company. The prospective purchaser can extend the permitting period until June 30, 2007 at its sole discretion.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet. The Company calculates amortization based on the effective interest rate method. The Company amortized additional deferred financing costs during the nine month period ended June 30, 2006 due to the early extinguishment of $50.7 million of its long-term debt as more fully described in Note 7 to the Consolidated Financial Statements.
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
It was the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas”. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the nine month period ended June 30, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.

FOREIGN CURRENCY ACCOUNTING
The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets are included in the provision for income taxes and increased tax expense by $0.5 million and $0.7 million for the three and nine month periods ended June 30, 2006, respectively. In addition, gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets reduced tax expense by $0.5 million and $1.0 million for the three and nine month periods ended July 1, 2005, respectively. Gains and losses resulting from the remeasurement of all other accounts are included in other income, net. There was no impact from the remeasurement of all other accounts for the three and nine month periods ended June 30, 2006. The Company recognized a gain of $0.1 million and $0.4 million for the three and nine month periods ended July 1, 2005, respectively.
SHARE-BASED COMPENSATION
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan (“ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), providing interpretative guidance relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine month periods ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended June 30, 2006 was $3.7 million and $10.3 million, respectively, or $0.02 and $0.06 per share. These share-based compensation expenses related to employee stock options, ESPP purchases, non-vested (“restricted”) stock grants with attached service conditions, performance share units probable of achievement and restricted stock grants with both a service condition and market condition attached. No share-based compensation expense related to employee stock options or ESPP purchases was recognized during the three or nine month periods ended July 1, 2005 because the Company had not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For further information, please see Note 13 to the Consolidated Financial Statements.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. Share-based compensation expense was recognized in fiscal year 2005 for restricted stock awards made in May 2005.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first three quarters of fiscal 2006 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the first three quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
COMPREHENSIVE LOSS
The Company accounts for comprehensive loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Comprehensive loss presented in the financial statements consists of adjustments to the Company’s minimum pension liability as follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 30, 2005	$(1,137)	$(1,137)
Change in period	—	—

Balance as of June 30, 2006	$(1,137)	$(1,137)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment to APB No. 23, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 1, 2005 and it did not have a material impact on its financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 1, 2005 and it did not have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28,” and also changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company is currently evaluating whether it will adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).
In March 2006, the Emerging Issues Task Force issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 clarifies the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction. In addition the EITF reached a consensus that there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. Issue 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted the provisions of EITF 04-13 in the three month period ended June 30, 2006 and it had no material effect on the Company’s Consolidated Financial Statements.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.
NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of June 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$56,005	$—	$—	$56,005

Total marketable securities	$56,005	$—	$—	$56,005

Marketable securities are categorized as available for sale and are summarized as follows as of September 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$113,325	$—	$—	$113,325

Total marketable securities	$113,325	$—	$—	$113,325

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	June 30,	September 30,
	2006	2005
Raw materials	$10,803	$8,080
Work-in-process	68,254	49,329
Finished goods	22,905	19,991

	$101,962	$77,400

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 30,	September 30,
	2006	2005
Land	$9,423	$9,423
Land and leasehold improvements	4,473	4,284
Buildings	64,656	59,586
Machinery and equipment	317,138	317,334
Construction in progress	19,035	14,312

	414,725	404,939
Accumulated depreciation and amortization	(262,468)	(260,731)

	$152,257	$144,208

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	June 30, 2006			September 30, 2005
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$491,972	$—	$491,972	$493,389	$—	$493,389

Amortized intangible assets:
Developed technology	10	10,550	(5,306)	5,244	10,550	(4,651)	5,899
Customer relationships	10	12,700	(5,091)	7,609	12,700	(4,138)	8,562
Other	3	122	(122)	—	122	(122)	—

		23,372	(10,519)	12,853	23,372	(8,911)	14,461

Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

		$26,641	$(10,519)	$16,122	$26,641	$(8,911)	$17,730

Amortization expense related to intangible assets are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Amortization expense	$536	$536	$1,608	$1,628
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during period	(1,417)	—	—	—	—	(1,417)

Balance as of June 30, 2006	$491,972	$10,550	$12,700	$3,269	$122	$518,613

The deduction to goodwill in the nine months ended June 30, 2006 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $30.5 million as of June 30, 2006.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2006	2007	2008	2009	2010
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2006	2005
Junior notes	$179,335	$230,000
Less-current maturities	—	—

	$179,335	$230,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. The fair value of the Company’s long-term debt approximated $178.0 million at June 30, 2006. The Company retired $50.7 million of its 4.75% convertible subordinated notes through an open market repurchase transaction during the nine month period ended June 30, 2006. The Company recorded a gain of approximately $50,000 and expensed approximately $572,000 in previously capitalized deferred financing costs.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2006	—
2007	—
2008	179,335

$179,335

SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of June 30, 2006, Skyworks USA had borrowed $50.0 million under this agreement.
NOTE 8. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive discretionary Company contributions under the 401(k) plan. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For the three and nine month periods ended June 30, 2006, the Company contributed and recognized expense for approximately 174,999 and 561,933 shares, respectively, of the Company’s common stock valued at $1.0 million, and $3.2 million, respectively, to fund the Company’s obligation under the 401(k) plan. Comparatively, for the three and nine month periods ended July 1, 2005, the Company contributed and recognized expense for approximately 277,053 and 519,311 shares, respectively, of the Company’s common stock valued at $1.7 million, and $3.9 million, respectively, to fund the Company’s obligation under the 401(k) plan.
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
The Company incurred net periodic benefit costs of $22,000 and $28,000 for pension benefits for the three month period ended June 30, 2006 and July 1, 2005, respectively, and $66,000 and $84,000 for pension benefits for the nine months ended June 30, 2006 and July 1, 2005. The Company incurred net periodic benefits costs of $29,000 and $31,000 for retiree medical benefits for the three month period ended June 30, 2006 and July 1, 2005, respectively, and $87,000 and $93,000 for retiree medical benefits for the nine month period ended June 30, 2006 and July 1, 2005.
The Company contributed $0.1 million to the pension benefit plan during each of the first three quarters of fiscal 2006, and expects to contribute approximately $0.1 million to the pension benefit plan in the fourth quarter of fiscal 2006.
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
NOTE 11. RESTRUCTURING
2004 Corporate Restructuring Plan
During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. All amounts accrued for have been paid as of June 30, 2006.
Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total
Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, September 30, 2004	155	211	366
Cash payments	(155)	(198)	(353)

Restructuring balance, September 30, 2005	$—	$13	$13
Cash payments	—	(13)	(13)

Restructuring balance, June 30, 2006	$—	$—	$—

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the third quarters of fiscal 2006 and fiscal 2005, payments related to the restructuring reserves assumed from Alpha were $0.1 million and $0.1 million, respectively. For the nine month period ended June 30, 2006 and July 1, 2005, payments related to the restructuring reserves assumed from Alpha were $0.3 million and $0.3 million, respectively. As of June 30, 2006 the restructuring reserve balance related to Alpha was $0.7 million and primarily related to estimated future payments on a lease that expires in 2008.
NOTE 12. SEGMENT INFORMATION
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in

SFAS No. 131, the Company has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products and system solutions, including intellectual property, for manufacturers of wireless communication products.
NOTE 13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three and nine month periods ended June 30, 2006 included share-based compensation expense under SFAS 123(R) of $3.7 million and $10.3 million, respectively. Share-based compensation expense for the quarter ended June 30, 2006 included $3.0 million on employee stock options, $0.2 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.4 million on the ESPP. Share-based compensation expense for the nine month period ended June 30, 2006 included $8.3 million on employee stock options, $0.5 million on non-vested restricted stock with service and market conditions, $0.2 million on non-vested restricted stock with service conditions and $1.3 million on ESPP purchases. Net income for the three and nine month periods ended July 1, 2005 reflected share-based compensation expense of $26,000 for restricted stock awards issued during those periods.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 4,600,000 shares through December 31, 2012. During the three month period ended June 30, 2006 the Company did not issue any shares under these plans. During the three month period ended July 1, 2005, the Company issued 345,873 shares under the plans. At June 30, 2006, 2,155,968 shares were available for purchase under these plans.
Employee Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of June 30, 2006, a total of 46.8 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 15.5 million at June 30, 2006. In addition, options outstanding as of June 30, 2006 include 10.1 million options issued in connection with the Merger. The remaining unrecognized compensation expense on stock options at June 30, 2006 was $21.2 million. The weighted average period over which the cost is expected to be recognized is approximately 2.1 years.
As of June 30, 2006, the Company had 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
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

Non-Vested (“Restricted”) Stock Awards With Service Conditions
The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award). The Company granted 106,000 restricted shares in the second quarter of 2006 and 160,500 restricted shares in fiscal 2005 with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at June 30, 2006 was $1.0 million, and the weighted average period over which the cost is expected to be recognized is approximately 3.3 years.
Non-Vested (“Restricted”) Stock Awards With Market Conditions and Service Conditions
The Company granted 493,125 shares of restricted common stock with market conditions and service conditions during the first quarter of fiscal 2006. The market condition allows for accelerated vesting of the award as of the first, second, and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 50% of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the market condition in years 1, 2 and 3, then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. The remaining unrecognized compensation expense on restricted stock with market and service condition vesting at June 30, 2006 was $1.5 million. The weighted average period over which the cost is expected to be recognized is approximately 1.7 years.
Performance Units With Milestone-Based Performance Conditions
The Company granted 207,000 performance units to non-executives with milestone-based performance conditions during the second quarter of fiscal 2006. The units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-23 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement any expense recorded on those units will be reversed. The fair value of the performance units at the date of grant was $1.1 million in the aggregate. Upon the grant date and at June 30, 2006, the Company determined that achievement of the milestones was not probable, thus no compensation expense has been recorded for the three and nine month periods ended June 30, 2006. We also granted 15,000 performance units during the three month period ended June 30, 2006, pursuant to which the recipient would receive common stock if certain milestones are achieved. We determined that as of June 30, 2006, achievement of the milestones was probable and recorded compensation expense for the period ended June 30, 2006. The fair value of the performance units at the date of grant was $0.1 million in the aggregate.
Share-Based Compensation Plans for Directors
The Company has three share-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.5 million shares have been authorized for option grants. As of June 30, 2006, under the three plans, a total of 0.2 million shares are available for new grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Stockholders. The maximum contractual term of the Director stock options is 10 years. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted became exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 became exercisable at a rate of 20% per year beginning one year from the date of grant. During the three and nine month periods ended June 30, 2006, there were 45,000 and 165,000 options granted under these plans, respectively. During the three and nine month periods ended July 1, 2005, there were 120,000 and 165,000 options granted under these plans, respectively. At June 30, 2006, a total of 937,500 options at a weighted average exercise price of $9.89 per share are outstanding under these three plans, and 551,250 shares were exercisable at a weighted average exercise price of $11.63 per share. The remaining unrecognized compensation expense on stock options at June 30, 2006 was $1.4 million. The weighted average period over which the cost is expected to be recognized is approximately 2.3 years. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2006	2005	2006	2005
Shares of common stock outstanding	160,532	158,291	160,532	158,291

Granted	239	505	3,670	4,499
Cancelled/forfeited	(1,028)	(987)	(3,455)	(2,994)
Expired	—	—	—	—

Net options granted	(789)	(482)	215	1,505

Grant dilution (1)	(0.5%)	(0.3%)	0.1%	0.9%

Exercised	128	106	358	834

Exercise dilution (2)	0.1%	0.1%	0.2%	0.5%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the nine month period ended June 30, 2006, the dilutive effect of in-the-money employee stock options was approximately 0.6 million shares or 0.4% of the basic shares outstanding based on the Company’s average share price of $5.80.
General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
			Weighted average
	Options Available		exercise price of
	for Grant	Shares	shares under plan
Balance outstanding at September 30, 2004	5,710	31,763	$13.63
Granted (1)	(4,908)	4,668	8.47
Exercised	—	(935)	5.57
Cancelled/forfeited (2)	2,113	(3,918)	13.66
Expired	—	—	—
Additional shares reserved	5,500	—	—

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(4,568)	3,669	5.20
Exercised	—	(358)	4.46
Cancelled/forfeited (2)	1,613	(3,455)	12.45
Expired	—	—	—
Additional shares reserved	10,000	—	—

Balance outstanding at June 30, 2006	15,460	31,434	$12.24

(1)	“Granted” under “Options Available for Grant” reflect restricted stock grants for the year ended September 30, 2005 and for the nine month period ended June 30, 2006 of 160,500 shares and 599,125 shares, respectively. Pursuant to the plan under which they were awarded, these restricted stock grants are deemed equivalent to the issue of 240,750 and 898,688 stock options, respectively.

(2)	“Cancelled” under “Options Available for Grant” do not include any cancellations under terminated plans. For the year ended September 30, 2005 and for the nine month period ended June 30, 2006, cancellations under terminated plans were 1,805,000 and 1,842,000 stock options, respectively.

The following table summarizes information concerning currently outstanding and exercisable options as of June 30, 2006 (Shares and Aggregate Intrinsic Value in thousands):

		Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average	Aggregate		remaining	average
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	exercise price	Aggregate
prices	outstanding	life (years)	per share	Value	exercisable	life (years)	per share	Intrinsic Value
$0.45 — $4.99	6,087	7.0	$4.73	$4,733	2,636	5.7	$4.52	$2,615
$5.01 — $8.93	6,070	8.2	$7.68	265	1,947	7.4	$7.55	72
$8.96 — $9.60	6,565	7.5	$9.32	—	6,314	7.5	$9.33	—
$9.67 — $17.12	6,919	3.4	$15.14	—	6,796	3.3	$15.21	—
$17.20 — $39.80	5,609	4.2	$23.80	—	5,609	4.2	$23.80	—
$40.13 — $170.44	184	3.3	$53.97	—	184	3.3	$53.97	—

	31,434	6.0	$12.24	$4,998	23,486	5.3	$14.15	$2,687

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.51 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three and nine month periods ended June 30, 2006 was $0.3 million and $0.6 million, respectively. The aggregate intrinsic value of options exercised for the three and nine month periods ended July 1, 2005 was $0.2 million and $3.1 million, respectively. The fair value of stock options vested at June 30, 2006 and July 1, 2005 was $69.1 million and $32.8 million, respectively. The total number of in-the-money options exercisable as of June 30, 2006 was 2.9 million. As of September 30, 2005, 24.1 million outstanding options were exercisable, and the weighted average exercise price was $14.68.
General Nonvested (“Restricted”) Shares Information
A summary of the restricted share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value
Balance outstanding at September 30, 2004	—	$—
Granted	161	5.20
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at September 30, 2005	161	$5.20
Granted	599	5.06
Vested	(40)	5.20
Forfeited	(6)	5.12

Balance Outstanding at June 30, 2006	714	$5.08

40,127 restricted stock awards with service conditions are vested at June 30, 2006.

Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the three and nine month periods ended June 30, 2006 which was allocated as follows:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
(In thousands)	2006	2006
Cost of sales	604	1,514
Research and development	1,533	4,481
Selling, general and administrative	1,533	4,293

Share-based compensation expense included in operating expenses	$3,670	$10,288

As of June 30, 2006, the Company had capitalized share-based compensation expense of $0.4 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three and nine month periods ended June 30, 2006 because we have established a valuation allowance against our net deferred tax assets.
The table below reflects net income per share, basic and diluted, for the three and nine month periods ended June 30, 2006 compared with the pro forma information for the three and nine month periods ended July 1, 2005.

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income–as reported for prior periods (1)	N/A	$7,389	N/A	$22,550
Share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants (2)	(3,670)	(7,207)	(10,288)	(21,130)

Net income, including the effect of share-based compensation expense (3)	$3,005	$182	$8,218	$1,420

Per share information, basic and diluted:

Net income, as reported for the prior period (1)	N/A	$0.05	N/A	$0.14
Net income, including the effect of share-based compensation expense (3)	$0.02	$0.00	$0.05	$0.01

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense related to employee stock options and ESPP purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
The weighted-average estimated fair value of employee stock options granted during the three and nine month periods ended June 30, 2006 was $4.06 per share and $3.20 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three and Nine Months
Ended June 30, 2006
Expected volatility	66.02%
Risk free interest rate	4.80%
Dividend yield	0.00
Expected option life (7 year contractual life options)	4.42
Expected option life (10 year contractual life options)	5.84
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at June 30, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 3.37 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
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
As share-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 8.59%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006
The weighted-average estimated fair value of employee stock options granted during the three and nine month periods ended July 1, 2005 was $2.68 per share and $4.20 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three and Nine
Months Ended July 1,
2005
Expected volatility	75.00%
Risk free interest rate	3.60%
Dividend yield	0.00
Expected option life (years)	4.0
For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period.

NOTE 14. EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net income	$3,005	$7,389	$8,218	$22,550

Weighted average shares outstanding — basic	159,699	157,809	159,119	157,161
Effect of dilutive stock options and restricted stock	1,177	873	620	1,460

Weighted average shares outstanding — diluted	160,876	158,682	159,739	158,621

Net income per share — basic	$0.02	$0.05	$0.05	$0.14
Effect of dilutive stock options	—	—	—	—

Net income per share — diluted	$0.02	$0.05	$0.05	$0.14

Debt securities convertible into approximately 19.8 million shares and stock option awards exercisable for approximately 23.7 million shares were outstanding but not included in the computation of earnings per share for the three month period ended June 30, 2006 as their effect would have been anti-dilutive. Debt securities convertible into approximately 19.8 million shares and equity based awards exercisable for approximately 24.4 million shares were outstanding but not included in the computation of earnings per share for the nine month period ended June 30, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.9 million and $62.7 million in net income for the three and nine month periods ended June 30, 2006, respectively, the debt securities would have been dilutive to earnings per share. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 27.6 million shares were outstanding but not included in the computation of earnings per share for the three month period ended July 1, 2005 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares and stock options exercisable into approximately 26.4 million shares were outstanding but not included in the computation of earnings per share for the nine month period ended July 1, 2005 as their effect would have been anti-dilutive.
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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine month periods ended June 30, 2006 and July 1, 2005:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8	59.3	62.6	60.4

Gross margin	37.2	40.7	37.4	39.6
Operating expenses:
Research and development	20.6	20.8	21.2	19.2
Selling, general and administrative	13.4	13.4	13.0	13.0
Amortization	0.3	0.3	0.3	0.3

Total operating expenses	34.3	34.5	34.5	32.5

Operating income	2.9	6.2	2.9	7.1
Interest expense	(1.6)	(1.9)	(2.0)	(1.8)
Other income, net	0.9	0.8	1.1	0.6

Income before income taxes	2.2	5.1	2.0	5.9
Provision for income taxes	0.7	1.2	0.6	2.2

Net income	1.5%	3.9%	1.4%	3.7%

GENERAL
During the three and nine month periods ended June 30, 2006, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
•	We retired $50.7 million in long-term debt in an accretive transaction and invested $36.7 million in capital equipment during the nine month period ended June 30, 2006 thereby expanding our capacity to efficiently manage future growth in operations;

•	Cash provided by operations was $4.5 million for the nine month period ended June 30, 2006. Cash used in operations was $18.3 million for the three month period ended June 30, 2006 principally due to an increase in accounts receivable and inventory balances;

•	Revenues in the Radio Frequency (“RF”) Solutions and Linear Products areas increased to $185.6 million from $162.6 million for the quarter ended June 30, 2006 as compared to the corresponding period in 2005, a 14.1% increase, and an increase of $46.8 million or 9.5% for the nine month period ended June 30, 2006 as compared to the corresponding period in 2005. These increases were offset by a decrease in revenues from our baseband product area of $12.6 million or 52.3% for the three month period ended June 30, 2006 as compared to 2005. Baseband product revenues decreased $54.1 million or 56.1% for the nine month period ended June 30, 2006 as compared to 2005. Assembly and test services revenue also declined by $14.3 million for the nine month period ended June 30, 2006 as compared to 2005 due to the completion of the test and assembly services arrangement with Conexant in the third quarter of fiscal 2005;

•	Raw material input cost increases, increased off-shore assembly and test expenses and opportunistic price increases from some of our silicon suppliers all contributed to a decline in gross margin as a percent of revenue. In addition, ramping multiple new products which initially results in lower yields and longer test times caused our gross margin as a percent of revenue to decline to 37.2% from 40.7% for the three month period ended June 30, 2006 as compared to the same period in the prior year and from 39.6% in the nine month period of fiscal 2005 to 37.4% in the nine month period ended June 30, 2006. The impact of these adverse factors was partially offset by higher contribution margins received from intellectual property revenue during the nine month period ended June 30, 2006, as compared to the same period in 2005;

•	We recorded $3.7 million and $10.3 million in share-based compensation expense upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) during the three month and nine month period ended June 30, 2006, respectively. Approximately $1.5 million, $4.5 million and $4.3 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively, for the nine month period ended June 30, 2006;
SHARED-BASED PAYMENTS
We grant stock options to purchase our common stock to our employees and directors under our stock option plans. We also grant restricted stock to certain key employees, which may have service, market or performance based conditions attached, and we also granted performance shares to certain of our employees during the nine month period ended June 30, 2006. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment.” Effective October 1, 2005, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first nine months of fiscal 2006 was $10.3 million. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $ 22.6 million. The weighted average period over which the unrecognized estimated compensation expense related to non-vested stock options will be recognized is 2.1 years. Stock options, before forfeitures and cancellations, granted during the nine month period ended June 30, 2006 represented 2.3% of outstanding shares as of June 30, 2006.
At June 30, 2006, total unrecognized compensation for restricted stock (nonvested awards) was $2.5 million.
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
We did not modify any of our outstanding share options prior to the adoption of FAS 123R with the exception of the acceleration of certain of our unvested “out of the money” stock options on September 2, 2005. Specifically, we accelerated the vesting of options previously awarded to employees and officers that had an exercise price per share over $9.00 and were granted prior to November 10, 2004 and were accounted for under SFAS 123. As a result of this action, options to purchase approximately 3.8 million shares of Skyworks stock became immediately exercisable. The decision to accelerate vesting of these options was accounted for under APB Opinion Number 25, “Accounting for Stock Issued to Employees” and made to avoid recognizing compensation cost of approximately $21.0 million associated with certain “out-of-the-money” options in the statement of operations in future financial statements upon the effectiveness of SFAS 123(R). The decision to not accelerate the vesting of stock options with an exercise price under $9.01, as well as those granted after November 9, 2004, balanced our desire to manage compensation expense with our need to continue to motivate and retain employees. The options accelerated were “out-of-the money” by a minimum of $1.49 per share, based on the closing market price of Skyworks' common stock on September 2, 2005.
During fiscal 2005 and fiscal 2006, we elected to gradually transition more of our share-based compensation awards to restricted stock (with service, market or performance based conditions) from traditional stock options.
We granted 222,000 performance units during the nine month period ended June 30, 2006, pursuant to which recipients would receive common stock if certain milestones are achieved. With respect to 205,000 performance units granted during the first six months of fiscal 2006, we determined that as of the grant date and June 30, 2006, achievement of the milestones was not probable, thus we did not recognize any compensation expense for the period ending June 30, 2006. With respect to 15,000 performance units granted during the three month period ended June 30, 2006, we determined that as of June 30, 2006, achievement of the milestones was probable and recorded compensation expense for the period ending June 30, 2006.
We used an arithmetic average of historical volatility and implied volatility to calculate our expected volatility at June 30, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 3.37 years of our existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on our common stock. We concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R). Utilizing this methodology results in a volatility of 66.02% for the nine month period ended June 30, 2006.
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
The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.80% for the nine month period ended June 30, 2006).

The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted-average of 8.59% for the nine month period ended June 30, 2006).
NET REVENUES

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Net revenues	$197,058	2.89%	$191,532	$580,617	(3.58)%	$602,197
We market and sell our semiconductor products and system solutions to leading Original Equipment Manufacturers (“OEMs”) of communication electronics products, third-party original design manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues increased 2.9% in the third fiscal quarter of 2006 as compared to the corresponding period in 2005 and decreased 3.6% for the nine month period ended June 30, 2006 as compared to the corresponding period in 2005. Revenues from our RF Solutions and Linear Product areas increased 14.1% ($23.0 million) from $162.6 million to $185.6 million in the third fiscal quarter of 2006 as compared to the corresponding period in 2005. Revenues from these product areas increased 9.5% ($46.8 million) from $491.8 million to $538.6 million in the nine month period ended June 30, 2006, as compared to the corresponding period in 2005. The increase in revenues for the three month period was partially offset by a 52.3% ($12.6 million) decrease in revenue in our baseband product area for the three month period ended June 30, 2006. The increase for the nine month period was completely offset by a 56.1% ($54.1 million) decrease in revenue in our baseband product area for the nine month period ended June 30, 2006. The decreases in baseband revenues reflect a market share consolidation from tier-three suppliers to leading cellular handset OEMs. We anticipate continuing revenue growth in the RF and Linear Product areas and a continued decline in revenues from our baseband product area in future periods. Assembly and test service revenues also decreased by approximately $4.9 million and $14.3 million for the three and nine month periods ended June 30, 2006, respectively, as compared to the corresponding periods in 2005 due to the completion of the assembly and test services agreement with Conexant. Overall average selling prices declined 11.7% for the nine month period ended June 30, 2006 as compared to the corresponding period in the prior year. Average selling prices remained relatively consistent between the second and third fiscal quarters of 2006. The overall decrease in average selling prices was offset by an increase in overall units sold for both the three and nine month periods ended June 30, 2006, respectively, as compared to the corresponding periods in the prior year.
GROSS PROFIT

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Gross profit	$73,347	(5.8)%	$77,874	$217,420	(8.8)%	$238,492
% of net revenues	37.2%		40.7%	37.4%		39.6%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
The decrease in gross profit in aggregate dollars was principally due to the previously discussed baseband product area revenue decline of $12.6 million and $54.1 million, respectively, for the three and nine month periods ended June 30, 2006, as compared to the corresponding periods in 2005, and the associated contribution margin decline of approximately $6.0 million and $27.0 million, respectively. These decreases also were the result of raw material input cost increases, increased off-shore assembly and test expenses and opportunistic price increases from some of our silicon suppliers. In addition, ramping multiple new products which initially results in lower yields and longer test times caused our gross margin as a percent of revenue to decline. The impact of these adverse factors was partially offset by higher contribution margins received from intellectual property revenue during the nine month period as compared to the same period in 2005.
RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Research and development	$40,619	2.0%	$39,823	$123,606	6.9%	$115,612
% of net revenues	20.6%		20.8%	21.2%		19.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses illustrated in the table above for the three and nine month periods ended June 30, 2006, when compared to the corresponding periods in 2005, is primarily attributable to increased labor and benefit costs incurred to support our next generation multimode radios and precision analog semiconductors. We anticipate acceleration in the ramping of our Helios EDGE (Enhanced Data rates for Global Evolution) radio, CDMA (“Code Division Multiple Access”) solutions and next generation front-end modules at several of our top customers during the remainder of 2006 and in fiscal 2007. The increased research and development cost primarily supports these ramping products. We also incurred approximately $1.5 million and $4.5 million in research and development related share-based compensation expense in the three and nine month periods ended June 30, 2006 related to our adoption of SFAS 123(R). No share-based compensation expense was recorded in the corresponding periods in fiscal 2005.
SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Selling, general and administrative	$26,333	2.3%	$25,745	$75,296	(3.5)%	$78,027
% of net revenues	13.4%		13.4%	13.0%		13.0%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), sales representative commissions, advertising and other marketing costs.
As detailed in the table above, selling, general and administrative expenses increased for the three month period ended June 30, 2006 when compared to the corresponding period in the previous fiscal year. This increase primarily resulted from our recognition of $1.5 million in share-based compensation expense during the three month period ended June 30, 2006 related to our adoption of SFAS 123(R). Selling, general and administrative expenses decreased for the nine month period ended June 30, 2006, as compared to the corresponding period in the previous fiscal year, primarily as the result of a reduction in legal expenses incurred to protect our intellectual property portfolio. These cost savings were marginally offset by our recognition of $4.3 million in share-based compensation expense in the nine month period ended June 30, 2006 related to our adoption of SFAS 123(R).

AMORTIZATION OF INTANGIBLE ASSETS

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Amortization	$536	0.0%	$536	$1,608	(11.6)%	$1,818
% of net revenues	0.3%		0.3%	0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. The decrease in amortization expense for the first nine months of 2006 and as compared to the corresponding period in fiscal 2005 is due to the recognition of amortization expense on a warrant of $0.2 million in fiscal 2005. The warrant expired without being exercised on January 20, 2005.
INTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Interest expense	$3,231	(12.3)%	$3,683	$11,489	5.9%	$10,851
% of net revenues	1.6%		1.9%	2.0%		1.8%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly-owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”) and the Company’s 4.75% convertible subordinated notes (the “Junior Notes”).
The increase in interest expense for the nine month period ended June 30, 2006, when compared to the corresponding period in fiscal 2005, is primarily due to a higher interest rate paid on the Facility Agreement resulting from an increase in LIBOR during such period, as well as an increase in the amortization of capitalized deferred financing costs of $0.6 million in the nine month period ended June 30, 2006 due to the retirement of $50.7 million of our Junior Notes. The decrease in interest expense for the three month period ended June 30, 2006 is due to the retirement of $50.7 million of our Junior Notes in March 2006 and the consequential decrease in required interest payments.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Other income, net	$1,822	18.6%	$1,536	$6,571	76.5%	$3,724
% of net revenues	0.9%		0.8%	1.1%		0.6%
Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The increase in other income for the three and nine month periods ended June 30, 2006 when compared to the corresponding periods in the previous fiscal year is primarily related to an increase in interest income on invested cash balances as a result of increased interest rates earned on our auction rate securities.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
(dollars in thousands)	2006	Change	2005	2006	Change	2005

Provision for income taxes	$1,445	(35.3)%	$2,234	$3,774	(71.7)%	$13,358
% of net revenues	0.7%		1.2%	0.6%		2.2%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historical income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of June 30, 2006, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. We are currently compiling and evaluating future anticipated operating results for fiscal years 2007 and beyond. Upon completion of this analysis when combined with our most recent multiple year trend of operating profits we may conclude that it is appropriate to reverse a portion of our valuation allowance. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three and nine month periods ended June 30, 2006, consists of approximately $1.2 million and $3.5 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes for the three and nine month periods ended July 1, 2005 consisted of approximately $0.0 million and $3.4 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes also principally includes $2.2 million of additional foreign taxes for the nine month period ended July 1, 2005 related to a change in the expected future benefit of our deferred tax assets as the result of regulated reductions in the applicable tax rates in Mexico. Gains and losses resulting from the remeasurement of the Company’s foreign-denominated long-term deferred tax assets are included in the provision for income taxes and increased our tax expense by $0.5 million and $0.7 million for the three and nine month periods ended June 30, 2006, respectively. Gains and losses resulting from the remeasurement of the Company’s foreign-denominated long-term deferred tax assets for the three and nine month periods ended July 1, 2005, decreased our tax expense by $0.5 million and $1.0 million, respectively. In addition, the provision for income taxes for both the three and nine month periods ended June 30, 2006 consists of approximately $0.3 million of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of a reduction of income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican subsidiary. Accordingly, approximately $17.0 million of accumulated earnings was distributed, which was not subject to Mexican withholding tax and could be applied against U.S. net operating loss carryforwards resulting in no U.S. income tax expense. For the nine month period ended June 30, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(dollars in thousands)	June 30, 2006	July 1, 2005
Cash and cash equivalents at beginning of period	$116,522	$123,505
Net cash provided by operating activities	4,508	43,774
Net cash provided by (used in) investing activities	20,617	(55,129)
Net cash (used in) provided by financing activities	(49,405)	4,790

Cash and cash equivalents at end of period	$92,242	$116,940

Our cash and cash equivalent balances declined by $24.3 million to $92.2 million at June 30, 2006 from $116.5 million at September 30, 2005. The number of days sales outstanding for the nine month period ended June 30, 2006 increased to 94 from 79 for the corresponding period in the previous fiscal year. Annualized inventory turns for the nine month period ended June 30, 2006 were 4.9 compared to 5.6 for the corresponding period in the previous fiscal year.
During the nine month period ended June 30, 2006, we generated $4.5 million in cash from operating activities and achieved net income of $8.2 million. Our net income for the nine months ended June 30, 2006 was offset by multiple non-cash charges (including depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense and deferred tax assets) totaling $50.0 million. During this period, we also experienced an increase in accounts payable balances of $3.5 million, which were offset by an increase in inventory balances of $23.8 million and an increase in receivable balances of $32.9 million. The increase in inventory balances is primarily the result of certain of our Original Equipment Manufacturers (“OEMs”) and an Original Design Manufacturer (“ODM”) changing their product demand forecasts so as to correct short term channel inventory imbalances. Accounts receivable and days sales outstanding were negatively impacted due to reduced payments from Vitelcom Mobile (a Spanish designer, manufacturer and distributor of mobile phones) and an Asian component distributor. The Company received approximately $20.0 million less cash from these two primarily baseband product area customers than was originally forecasted during the three month period ended June 30, 2006. The accounts receivable balance from these customers at June 30, 2006 was approximately $47.0 million in the aggregate. We have received a payment from the Asian component distributor after quarter end of $3.0 million and currently believe that these receivables will ultimately be collectible.
Cash provided by investing activities for the nine month period ended June 30, 2006, consisted of net sales of $57.3 million in auction rate securities offset by capital expenditures of $36.7 million primarily related to the equipment utilized to design new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. The proceeds from the net sales of our auction rate securities were utilized, in part, to retire $50.7 million of our Junior Notes. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the nine month period ended June 30, 2006 represents the retirement of $50.7 million in our Junior Notes and the pledge of $0.3 million in cash on a new insurance policy offset by stock option exercises of $1.6 million. As of June 30, 2006, our facility agreement of $50.0 million is fully drawn. Our Junior Notes of approximately $179.3 million are due in November 2007. We paid approximately $12.8 million in interest to service this debt during the nine months ended June 30, 2006.

Cash provided by operating activities was $43.8 million for the nine month period ended July 1, 2005, reflecting net income of $22.6 million and non-cash charges (including depreciation, charge in lieu of income tax expense, amortization and contribution of common shares to savings and retirement plans) of $49.2 million. This was offset by an increase in receivables of $3.7 million, an increase in inventories of $1.6 million, a decrease in accounts payable balances of $11.3 million and a decrease in other liabilities of $12.5 million.
Cash used in investing activities for the nine month period ended July 1, 2005 consisted of capital expenditures of $27.6 million and net investments in auction rate securities of $27.5 million.
Cash provided by financing activities for the nine month period ended July 1, 2005 represents cash provided by stock option exercises of $4.8 million.
Based on our results of operations for the nine month period ended June 30, 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next twelve months. However, we cannot assure you that the capital required to fund these expenses would be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
We may from time to time seek to retire our outstanding debt through cash purchases or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes, effective for interim or annual periods beginning after June 15, 2005. Such equity-based award expensing has required us to value our employee stock option grants and other equity-based awards pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. Historically we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Share-Based Compensation.” In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we implemented SFAS 123(R) in the reporting period starting October 1, 2005. This change in accounting treatment has materially affected our reported results of operations as the share-based compensation expense has been and will continue to be charged directly against our reported earnings but will have no impact on cash flows from operations. We anticipate that our share-based compensation expense will approximate $25.1 million in fiscal 2006 through 2011. This expense projection is calculated as of June 30, 2006 and does not taken into account any future equity awards that we might issue nor does it account for future actual stock-based award forfeitures. We will be required to adjust future share-based compensation expense for actual future stock option forfeitures.
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
Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.
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
In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or build up of inventory, or for any other reason, the customer’s ability to make timely payments to us for non-returnable products could be impaired. For example, as of June 30, 2006, accounts receivable and days sales outstanding were negatively impacted due to reduced payments from Vitelcom Mobile (a Spanish designer, manufacturer and distributor of mobile phones) and an Asian component distributor. These customers have not made timely payments on the amounts owed to us and thus our near term cash payments from these customers remain uncertain. We are currently working to establish payment arrangements, however, the failure of these two and other customers to make timely payments to us could result in a material adverse impact on our financial condition.
If our market capitalization does not increase, we may be required under Generally Accepted Accounting Principles (“GAAP”) to re-evaluate whether our goodwill and certain other indefinite lived intangible assets are permanently impaired.
It is our policy to conduct our annual impairment analysis of goodwill and other indefinite lived intangible assets at the beginning of our fourth fiscal quarter. We conducted this impairment analysis in fiscal 2006 and determined that our goodwill and other indefinite lived intangible assets were not impaired as of July 1, 2006. However, subsequent to this analysis the share price of our common stock has decreased. Should our market capitalization not increase or continue to decrease further we may be required to re-evaluate whether our intangible assets are impaired in future reporting periods. If we conclude the impairment is permanent this may require us to write-down our intangible assets resulting in our recording an impairment charge.
Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 50.3% and 49.8% of our net revenue for the three and nine month periods ended June 30, 2006, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2006 and for the foreseeable future.
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
On June 30, 2006, we had total indebtedness of approximately $229.0 million, which represented approximately 23.0% of our total capitalization.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls.
No changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended June 30, 2006:

Maximum Number (or
Approximately
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
May 10, 2006	13,043(1)	$6.76	N/A(2)	N/A(2)
(1) All shares of common stock reported in the table above were purchased by us, at the fair market value of the common stock on May 10, 2006, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our executive officers.
(2) We have no publicly announced plans or programs.
ITEM 6. EXHIBITS

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: August 9, 2006	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.