Form 10-K
period 2006-09-29
SKYWORKS SOLUTIONS INC
filed 2006-12-13
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(781) 376-3000
Securities registered pursuant to Section 12(g) of the Act: None
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.25 per share	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006) was approximately $1,081,410,597. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share as of December 5, 2006 was 162,876,234.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders to be filed on or before January 29, 2007 are incorporated by reference into Items 10, 11, 12, 13 and 14

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 29, 2006

In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the spectrum

•	DigRF: the digital interface standard that defines an efficient physical interconnection between baseband and RF integrated circuits for digital cellular terminals

•	EDGE (Enhanced Data rates for Global Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 384Kpbs

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, but is also used around the world

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G mobile communications standard, being pursued in the People’s Republic of China by the CATT

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA

•	WEDGE: an acronym for technology that supports both EDGE and WCDMA

•	WiFi (Wireless Fidelity): a trademark for the certification of products that meet certain standards for transmitting data over wireless networks

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes
Skyworks, Breakthrough Simplicity, the star design logo, DCR, Helios, Intera, iPAC, LIPA, Polar Loop, Single Package Radio, SPR, System Smart, and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.
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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities and Exchange Commissions (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
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
PART l
ITEM 1. BUSINESS.
INTRODUCTION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an innovator of high performance analog and mixed signal semiconductors enabling mobile connectivity. The Company’s power amplifiers, front-end modules and direct conversion radios are at the heart of many of today’s leading-edge multimedia handsets. Leveraging core technologies, Skyworks also offers a diverse portfolio of linear products that support automotive, broadband, cellular infrastructure, industrial and medical applications.
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
Headquartered in Woburn, Mass., Skyworks is worldwide with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our website free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material with the Securities and Exchange Commission (“SEC”). The information contained in our website is not incorporated by reference in this Annual Report on Form 10-K.
INDUSTRY BACKGROUND
Skyworks believes the wireless industry is in the midst of a significant transition, with two major trends impacting the market landscape for wireless products and the way original equipment manufacturers (“OEMs”) engage semiconductor suppliers. First, there is a market share consolidation underway. By virtually all analyst estimates, 80 percent of the handset market is controlled by five OEMs. Second, and perhaps even more dramatic, is the number of handsets requiring both voice and high speed data functionality as consumers demand smaller handsets that include multimedia applications such as cameras, MP3 players, video streaming, gaming, Web browsing and WiFi based 802.11 wireless data applications. This demand increases the relative complexity of a handset since maintaining data integrity while at the same time handling a voice session is a significant challenge. There is a greater need for compatibility among the Radio Frequency (“RF”), the analog/mixed signal and system software. As a result, OEMs today are engaging suppliers as partners, and much earlier in the development process. By contrast, in the past, handset manufacturers could mix and match power amplifiers and transceivers much more readily using various suppliers — and they did so rather routinely. Skyworks believes that going forward the link between the front-end module, radio and software is increasingly critical and can no longer be easily decoupled.

These market shifts are having a profound impact on the industry today, particularly on semiconductor suppliers. As handsets become more complex, chipmakers will continue to look for new design and process techniques to remain in a leadership position with their customers.
The Company is well positioned to capitalize on these trends. With broad technology breadth and depth, engagements with all top tier handset OEMs, and manufacturing scale, Skyworks can be a leader within its peer group.
Meanwhile, outside of the handset market, wireless technologies are rapidly proliferating as they are the critical link between the analog and digital worlds. Core analog technology allows for the detection, measurement, amplification and conversion of temperature, pressure and audio information into the digital realm. According to the Semiconductor Industry Association, the total available market for the analog semiconductor segment is expected to approach $50 billion in 2009. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and higher gross margins, is highly fragmented and diversified among various end-markets, customer bases and applications.
In 2004, Skyworks launched its Linear Products business to aggressively leverage the Company’s core competencies and modeling capabilities, along with its strong catalog sales channels and specialized rep and distributor networks, into non-handset applications. Skyworks portfolio takes the intersection point between key strengths and the needs of the markets the Company has targeted: infrastructure, medical, automotive and broadband, among others, to create a business characterized by longer product lifecycles, sustained revenue profiles, diverse applications and contribution margins that are typically 10 to 15 points higher than the handset business.

SKYWORKS’ STRATEGY
Skyworks’ vision is to become the leading supplier of high performance analog and mixed signal semiconductors enabling mobile connectivity. Key elements in our strategy include:
Skyworks’ vision is to become the leading supplier of high performance analog and mixed signal semiconductors enabling mobile connectivity. Key elements in our strategy include:
Expanding Power Amplifier and Front-End Solutions Market Share
Our products offer customers solutions that significantly speed time-to-market while dramatically reducing bill of material costs, power consumption and footprints. We plan to increase our current 40 percent worldwide market share position through higher levels of integration and continued innovation, leveraging our leading edge process and packaging technology.
Capturing Increasing Dollar Content in Third and Fourth generation Applications
As the industry migrates to multi-mode EDGE, WEDGE, WCDMA and WiMAX architectures, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result, Skyworks believes that the addressable semiconductor market for our solutions essentially doubles.
Gaining RF Market Share in Helios™, DigRF and WDCMA
We continue to expand our radio presence with the Helios™ platform, which bundles our single chip direct conversion transceiver and front-end module. Skyworks is now supporting the majority of tier one handset OEMs with complete radios and we look forward to even greater traction as we launch our differentiated DigRF and WCDMA solutions in the coming year.
Diversifying into Adjacent Linear Markets
By leveraging core analog, mixed signal and RF technology, Skyworks is also able to deliver solutions to broader and diverse markets that are characterized by longer product lifecycles, sustained revenue profiles and higher contribution margins than our handset business. While the addressable market for linear products is highly fragmented, it is roughly four times the size of the cellular handset RF industry.

Delivering Operational Excellence
Skyworks’ strategy is to vertically integrate where we can differentiate or otherwise enter alliances and partnerships for leading-edge capabilities. These partnerships and alliances are designed to ensure product leadership and competitive advantage in the marketplace. We are focused on achieving the industry’s shortest cycle times, highest yields and ultimately the lowest product cost structure.
BUSINESS FRAMEWORK
During the fourth fiscal quarter of 2006, Skyworks began the restructuring of its business by discontinuing its baseband operations in order to sharpen focus on its high growth core business. Skyworks’ baseband product area developed complete reference designs, incorporating the digital signal processor and software functionality, in support of tier-three handset suppliers. This initiative was complex, research and development intensive and generated substantial operating losses. As tier-one OEMs increasingly dominate the landscape, the addressable market for the Company’s baseband solutions had significantly contracted. As a result of this decision, Skyworks restructured its business to focus on its core analog and RF product markets.
To address the wireless industry opportunities discussed above and to execute our strategy, we have aligned our product portfolio around two markets: mobile platforms and linear products. We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios that, when coupled with key customer relationships with all major handset manufacturers, positions us well to meet industry needs. Below are just a few examples from each of our product portfolios.

SKYWORKS PRODUCT PORTFOLIO

DCR™ Transceivers	Attenuators
GPRS RF Subsystems	Chip Capacitors
GSM/GPRS/EDGE Power Amplifiers	Diodes
Helios™ DigRF Subsystems	Directional Couplers/Detectors
Helios™ EDGE RF Subsystems	Hybrids
Intera™ Front-End Modules	Infrastructure RF Subsystems
SPR® Solutions	Mixers/Demodulators
TD-SCDMA Power Amplifiers	Modulators
WCDMA/CDMA Power Amplifiers	Phase Shifters
Power Dividers/Combiners
Receivers
Switches
Synthesizers/PLLs
Technical Ceramics
Mobile Platforms:
•	DCR Transceiver (Tx/Rx): encompasses the complete RF transmit and receive functions

•	Front-End Modules (FEM): power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Power Amplifiers (PA): the module that strengthens the signal so that it has sufficient energy to reach a base station

•	Helios™ RF Subsystems/Single Package Radio (SPR®) Solution: combines the transceiver, the PA and associated controller, surface acoustic wave (SAW) filters, and a switchplexer into a single, multi chip module (MCM) package
Linear Products:
•	Attenuators: A circuit that allows a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Capacitors: a passive electronic component that stores energy in the form of an electrostatic field

•	Ceramic: material used in semiconductors which contain transition metal oxides that are II-VI semiconductors, such as zinc-oxide

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Coupler: a transmission coupling device for separately sampling the forward or backward wave in a transmission line

•	Directional Detector: intended for use in power management applications

•	Hybrid: monolithic circuitry that is 100% passive and offers low loss, high isolation and phase/amplitude balance

•	Phase Shifter: achieves its distinct sound by creating one or more notches in the frequency domain that eliminate sounds at the notch frequencies

•	PLL (Phase-Locked Loop): is a closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Power Combiner: used for connecting more than one antenna to a single radio

•	Power Divider: passive devices designed to combine multiple antennas in a stacked antenna system, while providing a constant 50 ohm impedance over the bandwidth chosen

•	Switch: the component that performs the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizer: designed for tuning systems and is optimized for low-phase noise with comparison frequencies
THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad multimode radio and precision analog product portfolio

•	Market leadership in key product segments

•	Solutions for all air interface standards, including CDMA2000, GSM/GPRS/EDGE, WCDMA and WLAN

•	Engagements with a diverse set of influential customers

•	Analog, RF and mixed signal design capabilities

•	Access to all key process technologies: GaAs HBT, PHEMT, BiCMOS, SiGE, CMOS and RF CMOS

•	World-class manufacturing capabilities and scale

•	Unparalleled level of customer service and technical support

•	Commitment to technology innovation
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
REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers for our reportable segment for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.
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
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. Our design centers are strategically located around the world to be in close proximity to our customers and to take advantage of key technical and engineering talent worldwide. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies. Our research and development expenditures for fiscal years ended September 29, 2006, September 30, 2005, and October 1, 2004 were $164.1 million, $152.2 million, and $152.6 million, respectively.

RAW MATERIALS
Raw materials for our products and manufacturing processes are generally available from several sources. We do not carry significant inventories and it is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. Consequently, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services primarily pursuant to individual purchase orders. However, we have a limited number of long-term supply contracts with our suppliers. Certain of our suppliers consign raw materials to us at our manufacturing facilities. We request these raw materials and take title to them as they are needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.
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

EMPLOYEES
As of September 29, 2006, we employed approximately 4,000 persons. Approximately 700 employees in Mexico are covered by collective bargaining agreements. In September 2006, the Company exited its baseband product area and shortly thereafter reduced its global workforce by approximately 10%. These reductions are not reflected in the aforementioned employee census. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.
ITEM 1A. RISK FACTORS
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
Uncertainties involving shifting marketplace dynamics.
Our operating results for fiscal 2005 and fiscal 2006 were adversely affected by shifting marketplace dynamics which favored Tier I and Tier II handset manufacturers and suppliers. Consolidation of the global handset marketplace from smaller Tier III handset customers primarily located in developing countries to Tier I and Tier II customers accelerated in fiscal 2006. This trend led to a slowdown in customer orders, increasing channel inventories and customer defaults on accounts receivable. We responded to this rapidly changing dynamic by exiting our baseband product area in the fourth quarter of fiscal 2006. While this marketplace shift only affected our baseband product area there can be no assurances that future changes in marketplace conditions in our other product areas will not materially and adversely affect our operating results. We may not be able to respond to shifting customer demand in other product areas on a timely basis, if at all, and accordingly this could result in a material and adverse impact to our operating results.
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
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, recent increased demand from the semiconductor industry for such raw materials and components has resulted in tighter supplies. We cannot assure you that our suppliers will be able to meet our delivery schedules, that we will not lose a significant or sole supplier, or that a supplier will be able to meet performance and quality specifications. If a supplier were unable to meet our delivery schedules, or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. If we were to lose this sole source of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

Changes in the accounting treatment of share-based compensation have adversely affected our results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” to require companies to expense employee stock options for financial reporting purposes. Such equity-based award expensing has required us to value our employee stock option grants and other equity-based awards pursuant to an option valuation formula and amortize that value against our earnings over the vesting period in effect for those options. Historically we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Share-Based Compensation.” We implemented SFAS 123(R) in the reporting period starting October 1, 2005. This change in accounting treatment has materially affected our reported results of operations as the share-based compensation expense has been and will continue to be charged directly against our reported earnings but will have no impact on cash flows from operations. We anticipate that our share-based compensation expense will approximate $24.2 million in total from fiscal 2007 through 2010. This expense projection is calculated as of September 29, 2006 and does not take into account any future equity awards that we might issue nor does it account for future actual stock-based award forfeitures. We will be required to adjust future share-based compensation expense for actual future stock option forfeitures.
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
If OEMs and Original Design Manufacturers (“ODMs”) of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.
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
In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s ability to make timely payments to us for non-returnable products could be impaired.
In the fourth quarter of fiscal 2006, the Company recorded bad debt expense of $35.1 million. Specifically, the Company recorded charges related to two customers: Vitelcom Mobile and an Asian component distributor.
Our leverage and our debt service obligations may adversely affect our cash flow.
On September 29, 2006, we had total indebtedness of approximately $229.3 million, which represented approximately 25.2% of our total capitalization.
As long as our 4.75 percent convertible subordinated notes due November 2007 remain outstanding, we will have debt service obligations on such notes of approximately $8.5 million per year. If we issue other debt securities in the future, our debt service obligations will increase.
Based on our results of operations for fiscal 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments along with our ability to access financial markets for additional debt or equity financing, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and we may obtain other long-term debt, lines of credit and other financing.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business would be materially and adversely affected. Sales to our three largest customers, including sales to their manufacturing subcontractors, represented approximately 50.0% of our net revenue for fiscal 2006. We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2007 and for the foreseeable future.
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
We might obtain additional sources of financing in the future. Based on our results of operations for fiscal 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments along with our ability to access financial markets for additional debt or equity financing, will likely allow us to sufficiently fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. To the extent that existing cash and securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Conditions existing in the U.S. capital markets, if and when we seek additional financing as well as the then current condition of the Company, will affect our ability to raise capital, as well as the terms of any such financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on us.
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
A substantial majority of our net revenues are derived from customers located outside the United States, primarily countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, import or export controls and tariffs),

•	changes in legal or regulatory requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	tax laws,

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction, and

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.

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
The semiconductor and electronics industries have been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive now requires that certain substances be removed from all electronics components. Removing such substances requires the expenditure of additional research and development funds to seek alternative substances, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K. We own and lease approximately 760,000 square feet and 62,000 square feet, respectively, of office and manufacturing space. In addition, we lease approximately 397,000 square feet of sales office and design center space with approximately 22% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities measuring 50,000 square feet or more:

Location	Owned/Leased	Primary Function
Woburn, Massachusetts	Owned	Corporate headquarters and manufacturing
Irvine, California	Leased	Office space and design center
Newbury Park, California	Owned	Manufacturing and office space
Newbury Park, California	Leased	Design center
Adamstown, Maryland	Owned	Manufacturing and office space
Mexicali, Mexico	Owned	Assembly and test facility
Due to the exit of our baseband product area on September 29, 2006, we will be vacating a portion of the office and design center space in Irvine, California in fiscal year 2007 and certain of our sales office and design center space at foreign locations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the quarter ended September 29, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 16, 2006, was approximately 33,558.

	High	Low
Fiscal year ended September 29, 2006:

First quarter	$7.14	$4.64
Second quarter	7.09	5.01
Third quarter	8.00	5.15
Fourth quarter	5.80	4.03

Fiscal year ended September 30, 2005:

First quarter	$10.91	$8.74
Second quarter	8.99	6.07
Third quarter	7.94	5.07
Fourth quarter	8.38	6.67
Neither Skyworks nor its corporate predecessor, Alpha, have paid cash dividends on common stock since an Alpha dividend made in fiscal 1986, and Skyworks does not anticipate paying cash dividends in the foreseeable future. Our expectation is to retain all of our future earnings, if any, to finance future growth.
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended September 29, 2006:

Maximum Number
(or Approximately
				Total Number of	Dollar Value) of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Averaged Price	Announced Plans or	Under the Plans or
Period	Shares Purchased		Paid per Share	Programs	Programs
August 14, 2006	10,649	(1)	$4.36	N/A(2)	N/A(2)
September 5, 2006	7,600	(1)	$5.10	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were purchased by us, at the fair market value of the common stock on August 14, 2006 and September 5, 2006, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our key employees.

(2)	We have no publicly announced plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and fiscal years 2005 and 2004 each consisted of 52 weeks and ended on September 30, 2005 and October 1, 2004, respectively. The following balance sheet data and statements of operations data for the five years ended September 29, 2006, were derived from our audited consolidated financial statements. Consolidated balance sheets at September 29, 2006 and September 30, 2005, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended September 29, 2006, and notes thereto appear elsewhere in this Annual Report on Form 10-K.
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

	Fiscal Year
(In thousands)	2006 (8)	2005	2004	2003	2002 (1)

Statement of Operations Data:
Net revenues	$773,750	$792,371	$784,023	$617,789	$457,769

Cost of goods sold (7)	511,071	484,599	470,807	370,940	329,701

Gross profit	262,679	307,772	313,216	246,849	128,068

Operating expenses:

Research and development	164,106	152,215	152,633	156,077	133,614

Selling, general and administrative (6)	135,801	103,070	97,522	85,432	51,074

Amortization of intangible assets (2)	2,144	2,354	3,043	4,386	12,929

Purchased in-process research and development (3)	—	—	—	—	65,500

Restructuring and special charges (4)	26,955	—	17,366	34,493	116,321

Total operating expenses	329,006	257,639	270,564	280,388	379,438

Operating income (loss)	(66,327)	50,133	42,652	(33,539)	(251,370)

Interest expense	(14,797)	(14,597)	(17,947)	(21,403)	(4,227)

Other income (expense), net	8,350	5,453	1,691	1,317	(56)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(72,774)	40,989	26,396	(53,625)	(255,653)
Provision (benefit) for income taxes	15,378	15,378	3,984	652	(19,589)

Income (loss) before cumulative effect of change in accounting principle	(88,152)	25,611	22,412	(54,277)	(236,064)

Cumulative effect of change in accounting principle, net of tax (5)	—	—	—	(397,139)	—

Net income (loss)	$(88,152)	$25,611	$22,412	$(451,416)	$(236,064)

Per share information:
Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$(0.55)	$0.16	$0.15	$(0.39)	$(1.72)
Cumulative effect of change in accounting principle, net of tax, basic and diluted (5)	—	—	—	(2.85)	—

Net income (loss), basic and diluted	$(0.55)	$0.16	$0.15	$(3.24)	$(1.72)

Balance Sheet Data:
Working capital	$245,223	$337,747	$282,613	$249,279	$79,769

Total assets	1,090,496	1,187,843	1,168,806	1,090,668	1,346,912

Long-term liabilities	185,783	237,044	235,932	280,677	184,309

Stockholders’ equity	729,093	792,564	751,623	673,175	1,014,976

(1)	The Merger was completed on June 25, 2002. Financial statements for periods prior to June 26, 2002, represent Washington/Mexicali’s combined results and financial condition. Financial statements for periods after June 25, 2002, represent the consolidated results and financial condition of Skyworks, the combined company.

(2)	Amounts in fiscal 2003 through 2006 primarily reflect amortization of current technology and customer relationships acquired in the Merger. Amounts in fiscal 2002 primarily reflect amortization of goodwill and other intangible assets related to the acquisition of Philsar Semiconductor, Inc. in fiscal 2000.

(3)	In fiscal 2002, we recorded purchased in-process research and development charges of $65.5 million related to the Merger.

(4)	In fiscal 2006, we recorded restructuring and other special charges of $27.0 million related to the exit of our baseband product area. Of the $27.0 million, $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software associated with the baseband product area, $4.2 million related to the impairment of baseband related long-lived assets and $2.3 million related to other charges. In fiscal 2004, we recorded restructuring and special charges of $17.4 million, principally related to the impairment of legacy technology licenses related to our baseband product area. In fiscal 2003, we recorded restructuring and special charges of $34.5 million, principally related to the impairment of assets related to our infrastructure products. In fiscal 2002, we recorded special charges of $116.3 million, principally related to the impairment of the assembly and test machinery and equipment and the related facility in Mexicali, Mexico, and the write-off of goodwill and other intangible assets related to Philsar Semiconductor, Inc.

(5)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. As a result of this adoption, we performed a transitional evaluation of our goodwill and intangible assets with indefinite lives. Based on this transitional evaluation, we determined that our goodwill was impaired and recorded a $397.1 million charge for the cumulative effect of a change in accounting principle in fiscal 2003.

(6)	In the fourth quarter of fiscal 2006, we recorded bad debt expense of $35.1 million. Specifically, we recorded charges related to two customers: Vitelcom Mobile and an Asian component distributor.

(7)	In the fourth quarter of fiscal 2006, we recorded $23.3 million of inventory charges and reserves primarily related to the exit of our baseband product area.

(8)	We recorded $14.2 million in share-based compensation expense upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) during the fiscal year ended September 29, 2006. Approximately $2.2 million, $6.3 million and $5.7 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively.
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
OVERVIEW
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an innovator of high performance analog and mixed signal semiconductors enabling mobile connectivity. The Company’s power amplifiers, front-end modules and direct conversion radios are at the heart of many of today’s leading-edge multimedia handsets. Leveraging core technologies, Skyworks also offers a diverse portfolio of linear products that support automotive, broadband, cellular infrastructure, industrial and medical applications.

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
BUSINESS FRAMEWORK
At the end of the fourth fiscal quarter, Skyworks decided to immediately cease its baseband operations in order to sharpen focus on its high growth core business. Skyworks’ baseband product area developed complete reference designs, incorporating the digital signal processor and software functionality, in support of tier-three handset suppliers. This initiative was complex, research and development intensive and generated substantial operating losses. As tier-one OEMs increasingly dominate the landscape, the addressable market for the Company’s baseband solutions had significantly contracted. As a result of this decision, Skyworks restructured its business to focus on its core analog and RF product markets.
To address the wireless industry opportunities discussed above and to execute our strategy, we have aligned our product portfolio around two markets: mobile platforms and linear products. We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios that, when coupled with key customer relationships with all major handset manufacturers, positions us well to meet industry needs. Below are just a few examples from each of our product portfolios.
BASIS OF PRESENTATION
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha Industries, Inc., Conexant Systems, Inc. and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Annual Report on Form 10-K, the Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali.” Shortly thereafter, Alpha, which was incorporated in Delaware in 1962, changed its corporate name to Skyworks Solutions, Inc.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and fiscal years 2005 and 2004 each consisted of 52 weeks and ended on September 30, 2005 and October 1, 2004, respectively.
RESULTS OF OPERATIONS
YEARS ENDED SEPTEMBER 29, 2006, SEPTEMBER 30, 2005 AND OCTOBER 1, 2004
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.1	61.2	60.1

Gross margin	33.9	38.8	39.9

	2006	2005	2004
Operating expenses:
Research and development	21.2	19.2	19.5
Selling, general and administrative	17.6	13.0	12.4
Amortization of intangible assets	0.3	0.3	0.4
Restructuring and special charges	3.5	—	2.2

Total operating expenses	42.6	32.5	34.5

Operating income (loss)	(8.7)	6.3	5.4
Interest expense	(1.9)	(1.8)	(2.3)
Other income, net	1.1	0.7	0.2

Income (loss) before income taxes	(9.5)	5.2	3.3
Provision for income taxes	2.0	2.0	0.5

Net income (loss)	(11.5)%	3.2%	2.8%

GENERAL
During fiscal 2006, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	We exited our baseband product area in order to focus on our higher growth power amplifier, front-end modules, radio solution and linear product areas. We recorded charges of $90.4 million which included $35.1 million in bad debt expense (selling, general and administrative expense), $23.3 million of inventory charges and reserves (cost of goods sold), $13.1 million related to severance and benefits (restructuring and special charges), $7.4 million related to the write-down of technology licenses and design software (restructuring and special charges), $5.0 million related to revenue adjustments, $4.2 million related to the impairment of certain long-lived assets (restructuring and special charges) and $2.3 million related to other charges (restructuring and special charges);

▪	Revenues in the Mobile Platform and Linear Products areas (our core business areas) increased $77.9 million to $733.3 million, an 11.9% increase, in fiscal 2006 as compared to fiscal 2005, despite an approximate 2% and 10% decline in average selling prices in the Mobile Platforms and Linear Products areas, respectively. We achieved a 26.9% increase in overall units sold in our core business areas;

▪	We experienced a decrease of $77.1 million in revenues (approximately 62.7%) from our baseband product area as the market share consolidation of worldwide handset original equipment manufacturers (“OEM”) accelerated in 2006. Lower tier, smaller handset manufacturers primarily located in developing countries lost significant market share to top tier OEM’s such as Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Sony Ericsson Mobile Communications AB and LG Electronics.

▪	We retired $50.7 million in long-term debt and invested $49.4 million in capital equipment in fiscal 2006 thereby expanding our capacity to efficiently manage future growth in operations;

▪	We recorded $14.2 million in share-based compensation expense upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) during the fiscal year ended September 29, 2006. Approximately $2.2 million, $6.3 million and $5.7 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively.

▪	Cash provided by operations was $27.2 million for fiscal 2006 as compared to $54.2 million in fiscal 2005.
SHARED-BASED PAYMENTS
We grant stock options to purchase our common stock to our employees and directors under our stock option plans. We also grant restricted stock to certain key employees, which may have service, market or performance based conditions attached, and we also granted performance shares to certain of our employees during the fiscal year ended September 29, 2006. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” Effective October

1, 2005, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123(R) for the fiscal year ended September 29, 2006 was $14.2 million. At September 29, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $20.1 million. The weighted average period over which the unrecognized estimated compensation expense related to non-vested stock options will be recognized is 1.8 years. Stock options, before forfeitures and cancellations, granted during the fiscal year ended September 29, 2006 represented 2.4% of the Company’s outstanding shares as of September 29, 2006.
At September 29, 2006, total unrecognized estimated compensation for restricted stock (nonvested awards) was $4.1 million.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards granted beginning in fiscal 2006 using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), “Interaction Between FASB Statement No. 123(R), and Certain SEC Rules and Regulations Regarding the Valuation of Share-Based Payment Arrangements for Public Companies” using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are still evolving. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
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
We did not modify any of our outstanding share options prior to the adoption of SFAS 123(R) with the exception of the acceleration of certain of our unvested “out of the money” stock options on September 2, 2005. Specifically, we accelerated the vesting of options previously awarded to employees and officers that had an exercise price per share over $9.00 and were granted prior to November 10, 2004. As a result of this action, options to purchase approximately 3.8 million shares of Skyworks common stock became immediately exercisable. The decision to accelerate vesting of these options was accounted for under APB Opinion Number 25, “Accounting for Stock Issued to Employees” and made to avoid recognizing compensation cost of approximately $21.0 million associated with certain “out-of-the-money” options in the statement of operations in future financial statements upon the effectiveness of SFAS 123(R). The decision to not accelerate the vesting of stock options with an exercise price under $9.01, as well as those granted after November 9, 2004, balanced our desire to manage compensation expense with our need to continue to motivate and retain employees. The options accelerated were “out-of-the money” by a minimum of $1.49 per share, based on the closing market price of Skyworks’ common stock on September 2, 2005.
During fiscal 2005 and fiscal 2006, we elected to gradually transition more of our share-based compensation awards to restricted stock (with service, market or performance based conditions) from traditional stock options.
We granted 222,000 performance units during the fiscal year ended September 29, 2006, pursuant to which recipients will receive Skyworks common stock if certain milestones are achieved. Of the 222,000 performance units, we issued 49,000 shares in fiscal 2006 as a result of milestone achievement. In addition, certain other milestones were deemed to be highly probable of achievement, thus we recorded total compensation expense of $0.3 million in fiscal 2006.
We used an arithmetic average of historical volatility and implied volatility to calculate our expected volatility at September 29, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 4.25 years of our existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on our common stock. We concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R). Utilizing this methodology results in a volatility of 59.27% at September 29, 2006.
The expected life of employee stock options represents a calculation based upon the historical exercise experience of our stock options over the 4.25 years from June 2002 (post-Merger) to September 29, 2006. We determined that we had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively. This methodology results in an expected term calculation of 4.42 and 5.84 years, respectively.
The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.55% at September 29, 2006).
The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted-average of 8.59% at September 29, 2006).
NET REVENUES

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Net revenues	$773,750	(2.4)%	$792,371	1.1%	$784,023
We market and sell our semiconductor products (including power amplifiers, front-end modules, radio solutions and linear products among others) to top tier OEMs of communication electronics products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.

Revenues from our core Mobile Platforms and Linear product areas increased by $77.9 million, or 11.9%, from fiscal 2005 to fiscal 2006. Overall, net revenues decreased slightly in fiscal 2006 when compared to fiscal 2005 primarily as a result of a decrease in baseband revenues of $77.1 million (a 62.7% decrease). Additionally, we recorded a charge against revenue of $5.0 million in fiscal 2006 relating to the exit of the baseband product area in the fourth quarter of fiscal 2006. Units sold in our core product areas increased by 33.2% somewhat offset by an overall average selling price decline of approximately 10% in our Linear Product area and approximately 2% in our Mobile Platforms product area.
Net revenues increased slightly overall in fiscal 2005 when compared to fiscal 2004 primarily as a result of increased demand in our Mobile Platform product area. Revenues in aggregate dollars from our highly integrated complex products more than doubled between fiscal 2004 and fiscal 2005. This increase in revenues was partially offset by an overall decrease in average selling prices in nearly all of our product areas during these periods. Additionally, baseband revenues in aggregate dollars declined 13.9% and revenues from test and assembly declined by 62.7% due to the termination of the test and assembly services arrangement with Conexant. Our revenues from the test and assembly business were $37.8 million in fiscal 2004 and $14.1 million in fiscal 2005. We fulfilled our manufacturing support obligation to Conexant on June 30, 2005.
For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Gross profit	$262,679	(14.7)%	$307,772	(1.7)%	$313,216
% of net revenues	33.9%		38.8%		39.9%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing, royalty and other intellectual property costs and sustaining engineering expenses pertaining to products sold.
Gross profit for fiscal 2006 decreased by $45.1 million from approximately $307.8 million in fiscal 2005 and gross profit margin decreased to 33.9% from 38.8% in fiscal 2005. Gross profit on our core Mobile Platforms and Linear product areas actually increased in aggregate dollars in fiscal 2006 as compared to fiscal 2005. The decrease in both absolute dollars and as a percentage of sales was primarily due to the $23.3 million (approximately 50% of the decrease in aggregate dollars) in inventory related charges associated with the exit of the baseband product area in the fourth quarter of fiscal 2006. Additionally, the decline in baseband product area revenues in fiscal 2006 as compared to fiscal 2005 of $77.1 million resulted in an approximate decline in contribution margin of $38.6 million. We also incurred approximately $2.2 million in share-based compensation expense in cost of goods sold in fiscal 2006 related to our adoption of SFAS 123(R). No share-based compensation expense was recorded in fiscal 2005 in cost of goods sold.
Gross profit for fiscal 2005 decreased by $5.4 million from approximately $313.2 million in fiscal 2004, and gross profit margin decreased from 39.9% to 38.8% from fiscal 2004. The decrease in both absolute dollars and as a percentage of sales was primarily due to 1) continued additional costs associated with the ongoing launch of a number of our more highly integrated products, 2) an unfavorable shift in product mix in the fourth fiscal quarter, and 3) a one time payment to a customer of $3.2 million in the fourth fiscal quarter of 2005. A decline in the assembly and test services provided to Conexant in conjunction with fixed overhead and manufacturing costs in the assembly and test area also contributed to the decreased gross profit margin between fiscal 2005 and fiscal 2004.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Research and development	$164,106	7.8%	$152,215	(0.3)%	$152,633
% of net revenues	21.2%		19.2%		19.5%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
Although research and development expenses in fiscal 2006 increased when compared to fiscal 2005, we anticipate that we will achieve a reduction in research and development costs in future periods due to our exit of the baseband product area in the fourth quarter of fiscal 2006. The aforementioned increase is primarily attributable to increased labor and benefit costs incurred to support our next generation multimode radios and precision analog semiconductors. We anticipate continued acceleration in the development and commercialization of our Helios EDGE (Enhanced Data rates for Global Evolution) radio, CDMA (“Code Division Multiple Access”) solutions and next generation front-end modules and power amplifiers with several of our top customers in fiscal 2007. The increase in research and development costs primarily supports new product introductions, as well as new product development, focused on diversifying our product portfolio within our Linear Products area outside of the cellular handset market. We also incurred $6.3 million in research and development related share-based compensation expense in fiscal 2006 related to our adoption of SFAS 123(R). No research and development related share-based compensation expense was recorded in fiscal 2005.
Research and development expenses in fiscal 2005 declined slightly when compared to fiscal 2004. The decline is principally due to decreased incentive compensation costs. We also reduced research and development expenditures in the baseband product area during this period as we focused our product development on core front-end modules, RF subsystems, infrastructure and next-generation solutions.
SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Selling, general and administrative	$135,801	31.8%	$103,070	5.7%	$97,522
% of net revenues	17.6%		13.0%		12.4%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
The increase in selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005 is principally due to our recording of $35.1 million in bad debt expense in the fourth quarter of fiscal 2006. Specifically, we recorded charges related to two customers: Vitelcom Mobile and an Asian component distributor, on accounts receivable associated with our baseband products. We also incurred $5.7 million in selling, general and administrative related share-based compensation expense in 2006 related to our adoption of SFAS 123(R). The increased bad debt and SFAS 123(R) expenses were partially offset by reductions in legal expenses incurred to protect our intellectual property portfolio.
The increase in selling, general and administrative expenses in fiscal 2005, as compared to fiscal 2004 is primarily due to an increase in bad debt expense of $4.8 million between fiscal 2005 and fiscal 2004. Additionally, costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) contributed to the increase. The increased bad debt expense and Sarbanes-Oxley fees were partially offset by reductions in incentive compensation costs and legal costs due to the settlement of an intellectual property lawsuit.

AMORTIZATION OF INTANGIBLE ASSETS AND WARRANTS

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Amortization	$2,144	(8.9)%	$2,354	(22.6)%	$3,043
% of net revenues	0.3%		0.3%		0.4%
In 2002, we recorded $36.4 million of intangible assets related to the Merger consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2006, 2005, and 2004 primarily represents the amortization of these intangible assets.
Amortization expense on intangible assets declined in fiscal 2006 as compared to fiscal 2005, is primarily due to the recognition of amortization expense on a warrant of $0.2 million in fiscal 2005. The warrant expired without being exercised on January 20, 2005.
The decrease in amortization expense on intangible assets between fiscal 2005 and fiscal 2004 is the result of $0.8 million in amortization expense recognized on certain warrants in 2004, while only $0.2 million was recognized in fiscal 2005.
For additional information regarding goodwill and intangible assets, see Note 6 of Item 8 of this Annual Report on Form 10-K.
RESTRUCTURING AND SPECIAL CHARGES

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Restructuring and special charges	$26,955	100.0%	$—	(100.0)%	$17,366
% of net revenues	3.5%		0.0%		2.2%
No special charges were recorded in fiscal 2005.
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
2006 RESTRUCTURING CHARGES, ASSET IMPAIRMENTS AND SPECIAL CHARGES
On September 29, 2006, we exited our baseband product area in order to focus on our core business encompassing linear products, radio solutions, power amplifiers and front-end modules. We recorded various charges associated with this action. We recorded charges which included the following:
We recorded $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software, $4.2 million related to the impairment of certain long-lived assets and $2.3 million related to other charges. These charges total $27.0 million and are recorded in restructuring and special charges.
We anticipate recording additional restructuring charges of approximately $7.0 million related to the exit of the baseband product area in the first fiscal quarter of 2007. These charges primarily relate to costs to exit certain operating leases and the write down of a technology license.

2004 RESTRUCTURING CHARGES, ASSET IMPAIRMENTS AND SPECIAL CHARGES
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
During fiscal 2004, we consolidated baseband product area software design centers in an effort to improve our overall time-to market for next-generation multimedia systems development. These actions aligned our structure with our current business environment. We implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. All amounts accrued for these actions have been paid as of September 29, 2006.
For additional information regarding restructuring charges and liability balances, see Note 14 of Item 8 of this Annual Report on Form 10-K.
INTEREST EXPENSE

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Interest expense	$14,797	1.4%	$14,597	(18.7)%	$17,947
% of net revenues	1.9%		1.8%		2.3%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly-owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”) and the Company’s 4.75% convertible subordinated notes (the “Junior Notes”).
Interest expense increased for fiscal 2006 as compared to the previous year primarily due to a higher interest rate paid on the Facility Agreement resulting from an increase in LIBOR during such period, as well as an increase in the amortization of capitalized deferred financing costs of $0.6 million due to the retirement of $50.7 million of our Junior Notes. This was partially offset by a decrease in required interest payments due to the retirement of $50.7 million of our Junior Notes in fiscal 2006.
The decrease in interest expense for fiscal 2005, when compared to fiscal 2004 is due to the conversion of our $45 million of senior subordinated notes into shares of our common stock during fiscal 2004. Specifically, we recorded $12.5 million in interest expense and deferred financing costs amortization on our $230 million Junior notes payable and $2.1 million in interest expense on our $50 million line of credit facility.
For additional information regarding our borrowing arrangements, see Note 7 of Item 8 of this Annual Report on Form 10-K.
OTHER INCOME, NET

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Other income, net	$8,350	53.1%	$5,453	222.5%	$1,691
% of net revenues	1.1%		0.7%		0.2%

Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The increase in other income, net between fiscal 2005 and fiscal 2006, as well as between fiscal 2004 and fiscal 2005 is primarily due to an increase in interest income on invested cash balances as a result of increased interest rates earned on our auction rate securities.
PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 29,		September 30,		October 1,
(dollars in thousands)	2006	Change	2005	Change	2004

Provision for income taxes	$15,378	0.0%	$15,378	286.0%	$3,984
% of net revenues	2.0%		2.0%		0.5%
Based upon our history of operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, no United States income tax benefit has been recognized for the Company’s United States operating losses. As of September 29, 2006, we have established a valuation allowance against all of our net United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that is more likely than not that they will be recovered.
During fiscal 2006 the carrying value of our gross deferred tax assets increased by $38.8 million. This increase is primarily due to charges included in United States income related to the exit of our baseband product area that were not tax benefited.
The provision for income taxes for fiscal 2006 and fiscal 2005 consists of approximately $(0.1) million and $11.1 million, respectively, of United States income taxes. The credit of $(0.1) million represents a favorable adjustment between fiscal 2005’s tax provision and tax return liability. The provision for income tax for fiscal 2005 represents a charge reducing the carrying value of goodwill.
In addition, the provision for income taxes for fiscal 2006, 2005, and 2004 consists of foreign income taxes of $15.4 million, $4.9 million, and $4.0 million, respectively. In fiscal 2006, the Company completed a legal reorganization of its Mexico operations to reduce its future operating costs. In connection with this reorganization, ownership of machinery and equipment used in Mexico’s operations was transferred to a United States subsidiary. In 2002, the Company recorded a tax benefit of approximately $23.0 million related to the impairment of this equipment. The carrying value of the deferred tax asset related to these assets was $16.3 million as of September 30, 2005. Consequently, the fiscal 2006 foreign tax provision includes the write off of this deferred tax asset, reduced by the establishment of a $1.7 million deferred tax charge in connection with this reorganization. The deferred tax asset allowable for U.S. tax purposes is included in the Company’s United States deferred tax assets subject to a valuation allowance.
The fiscal year 2005 foreign tax provision included a charge of $2.2 million resulting from a reduction of the statutory income tax rate in Mexico. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A charge of $2.3 million related to normal amortization of the tax benefit for tax over book depreciation. A favorable foreign translation adjustment of $0.8 million increased the deferred tax asset’s carrying value. In addition, the provision for income taxes for fiscal 2006, 2005 and 2004 consists of foreign income taxes incurred by foreign operations.
No provision has been made for United States, state, or additional foreign income taxes related to approximately $12.1 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

In fiscal 2005, we repatriated approximately $25.6 million of earnings, which were not subject to Mexican withholding tax and could be applied against United States net operating loss carryforwards, resulting in no United States income tax. We provide for United States income tax on current earnings attributable to our operations in Mexico.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	September 29,	September 30,	October 1,
(dollars in thousands)	2006	2005	2004

Cash and cash equivalents at beginning of period	$116,522	$123,505	$161,506

Net cash provided by operating activities	27,226	54,197	91,913

Net cash provided by (used in) investing activities	42,383	(66,424)	(141,044)

Net cash (used in) provided by financing activities	(49,382)	5,244	11,130

Cash and cash equivalents at end of period	$136,749	$116,522	$123,505

FISCAL 2006
Based on our results of operations for fiscal 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments along with our ability to access financial markets for additional debt or equity financing, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Our cash and cash equivalent balances increased by $20.2 million to $136.7 million at September 29, 2006 from $116.5 million at September 30, 2005. Cash and cash equivalent balances and short-term investments decreased by $64.7 million to $171.2 million at September 29, 2006 from $235.9 million at September 30, 2005. The number of days sales outstanding for the fiscal year ended September 29, 2006 decreased to 73 from 82 as compared to fiscal 2005 partially due to the recording of allowance for doubtful accounts relating to the exit of our baseband product area.
During fiscal 2006, we generated $27.2 million in cash from operating activities. Offsetting these positive operating cash flows were net losses of $88.2 million which included total charges incurred to exit our baseband product area. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense, non-cash restructuring expense, asset impairment charges and provision for deferred income taxes) totaling $75.7 million. In fiscal 2006, we also experienced an increase in other accrued liabilities and expenses of $16.0 million (principally related to restructuring accruals in the fourth fiscal quarter) and a decrease in deferred tax assets of $16.5 million and an increase of $31.2 million in the provision for losses on accounts receivable (principally related to the reserves recorded on two baseband customers). These increases were offset by uses of cash caused by increases of $18.2 million in accounts receivable and $3.5 million in inventory. However, on a net basis accounts receivable actually declined by $13.0 million when accounting for the impact of the afore-mentioned $31.2 million increase in the provision for losses on accounts receivable.
During fiscal 2006, we generated $42.4 million in cash from investing activities. Cash provided by investing activities in fiscal 2006 consisted of net proceeds of $85.2 million from the sale of auction rate securities and proceeds received from the sale of a building and land of $6.6 million. Capital expenditures of $49.4 million offset these amounts and were primarily related to the purchase of equipment utilized to support an anticipated expanded level of highly integrated product demand requiring more technologically enhanced manufacturing capacity.

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
During fiscal 2006, we utilized $49.4 million in cash from financing activities. This principally resulted from the retirement of $50.7 million in our Junior Notes and the pledge of $0.3 million in cash on a new insurance policy offset by stock option exercises of $1.7 million. As of September 29, 2006, our Facility Agreement of $50.0 million is fully drawn. Our Junior Notes of approximately $179.3 million become due in November 2007. We paid approximately $13.7 million in interest to service this debt during fiscal 2006. For additional information regarding our borrowing arrangements, see Note 7 to the Consolidated Financial Statements.
In connection with the exit of the baseband product area, we anticipate making cash payments of approximately $25.6 million in future periods. We anticipate the majority of these payments will be remitted in the first and second quarters of fiscal 2007. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
FISCAL 2005
During fiscal 2005, we generated $54.2 million in cash from operating activities. This was principally attributable to increased revenues and lower overall operating expenses combined with reduced interest expense and higher other income (primarily interest income). Non-cash charges (including depreciation, charge in lieu of income tax expense, amortization and contribution of common shares to savings and retirement plans) totaled $62.8 million. This was offset by a reduction in liabilities of $21.1 million primarily related to payment of prior year incentive compensation. Annualized inventory turns for the fourth quarter of fiscal 2005 were 6.2. Inventory management remained an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Other decreases to cash provided by operating activities resulted from a net increase in our receivable balances of $18.8 million offset by bad debt provisions of $5.1 million. The increase in accounts receivable balances is due to the timing and collection of customer receivables. The timing of purchasing patterns by our customers in our industry affects the timing of our revenue recognition and our collections and is one of the principal reasons for the increase in days sales outstanding from 66 at the end of fiscal 2004 to 82 at the end of fiscal 2005.
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
FISCAL 2004
During fiscal 2004 we focused our efforts on both cash and inventory management. Days sales outstanding in the fourth quarter of fiscal 2004 was 66. Annualized inventory turns for the fourth quarter of fiscal 2004 were 6.6. During fiscal 2004, we also converted our 15 percent convertible senior subordinated notes into shares of our common stock, ultimately reducing our future cash outflows and expenses related to the interest incurred on these senior subordinated notes.
In fiscal 2004, we generated $91.9 million in cash from operating activities. This was principally attributable to net revenues in fiscal 2004 of $784.0 million primarily resulting from increased demand for our wireless product portfolio. More specifically, we had launched a number of more highly integrated product offerings, added to our customer base and expanded our geographical market presence. In addition, we reduced research and development expenses and selling, general and administrative expense as a percentage of net revenues to 31.9% in fiscal 2004. During fiscal 2004, we invested $60.0 million in capital equipment primarily related to the design of new highly integrated products and processes, enabling us to address new opportunities and to meet our customers’ demands. In fiscal 2004 we made net investments of approximately $81.0 million in short-term auction rate securities.
Cash provided by financing activities in fiscal 2004 primarily represents an increase in borrowings under our $50.0 million credit facility secured by the purchased accounts receivable with Wachovia Bank, N.A.
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities at September 29, 2006 (see Notes 7 and 11 of Item 8 of this Annual Report on Form 10-K), in thousands:

	Payments Due By Period
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter(1)
Long-Term Debt Obligations	$179,335	$—	$179,335	$—	$—
Other Commitments	12,669	6,681	5,988	—	—
Operating Lease Obligations	28,132	7,600	12,944	6,924	664
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	6,448	479	930	488	4,551

	$226,584	$14,760	$199,197	$7,412	$5,215

(1)	Other Long-Term Liabilities includes $3.7 million of Executive Deferred Compensation for which there is a corresponding long term asset.
Based on our results of operations for fiscal 2006 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments along with our ability to access financial markets for additional debt or equity financing, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
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
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104, (“Revenue Recognition”) have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.
INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. The recoverability of inventories is assessed through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of twelve months), the value of such inventory that is not expected to be sold at the time of the review is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero).
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
SHARE-BASED COMPENSATION
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan, restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), providing interpretative guidance relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
The Company’s practice in general is to issue shares of common stock upon exercise or settlement of options and to issue shares in connection with the Employee Stock Purchase Plan (“ESPP”) from previously unissued shares.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 29, 2006 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
SFAS 123(R) requires the Company to evaluate and periodically validate several assumptions in conjunction with calculating share-based compensation expense. These assumptions include the expected life of a stock option or other equity based award, expected volatility, pre-vesting forfeiture, risk free rate and expected dividend yield. All of these assumptions affect to one degree or another, the valuation of the Company’s equity based awards or the recognition of the resulting share-based compensation expense. The most significant assumptions in the Company’s calculations are described below.
Expected Life of an Option or other Equity Based Award
Since employee options are non-transferable, SFAS 123(R) allows the use of an expected life to more accurately estimate the value of an employee stock option rather than using the full contractual term.
The vesting of the majority of the Company’s stock options are graded over four years (25% at each anniversary) and the contractual term is either 7 years or 10 years. The Company analyzed its historical exercise experience and exercise behavior by job group. The Company analyzed the following three exercise metrics: exercise at full vesting, exercise at midpoint in the contractual life and exercise at the end of the full contractual term. The Company chose the mid-point alternative as the estimate which most closely approximated actual exercise experience of its employee population. The valuation and resulting share-based compensation expense recorded is sensitive to what alternative is chosen and the choice of another alternative in the future could result in a material difference in the amount of share-based compensation expense recorded in a reporting period.
Expected Volatility
Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. SFAS 123(R) does not specify a method for estimating expected volatility; instead it provides a list of factors that should be considered when estimating volatility: historical volatility that is generally commensurate with the expected option life, implied volatilities, the length of time a stock has been publicly traded, regular intervals for price observations, corporate and capital structure and the possibility of mean reversion. The Company analyzed its volatility history and determined that the selection of a weighting of 50% to historical volatility and 50% to implied volatility (as measured by examining the underlying volatility in the open market of publicly traded call options) would provide the best estimate of expected future volatility of the stock price. The selection of another methodology to calculate volatility or even a different weighting between implied volatility and historical volatility could materially impact the valuation of stock options and other equity based awards and the resulting amount of share-based compensation expense recorded in a reporting period.
Pre-Vesting Forfeiture
SFAS 123(R) specifies that initial accruals of share-based compensation expense should be based on the estimated number of instruments for which the requisite service is expected to be rendered. The Company examined its options forfeiture history and computed an average annualized forfeiture percentage. The Company determined that a weighted average of historical annualized forfeitures is the best estimate of future actual forfeiture experience. The application of a different methodology for calculating estimated forfeitures could materially impact the amount of share-based compensation expense recorded in a reporting period.

VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which excludes goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset or asset group, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is determined using discounted cash flows.
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
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

It was the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the fiscal year ended September 29, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero and the ending APIC pool balance at September 29, 2006 remains zero.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment to APB No. 23, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 1, 2005 and it did not have a material impact on its financial statements during fiscal 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 1, 2005 and it did not have a material impact on its financial statements during fiscal 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28,” and also changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on September 30, 2005 and it did not have a material effect on its financial statements during fiscal 2006.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero.
In March 2006, the Emerging Issues Task Force issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 clarifies the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction. In addition the EITF reached a consensus that there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. Issue 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted the provisions of EITF 04-13 in the three month period ended June 30, 2006 and it did not have a material impact on its financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN48 on September 29, 2007, the first day of fiscal 2008 and has not yet determined the impact this interpretation will have on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact this FASB will have on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. The Company has not yet determined the impact that SFAS 158 will have on our results from operations or financial position.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the impact of SAB 108 will be material to its financial statements.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 29, 2006.

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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 29, 2006, the carrying value of our cash and cash equivalents approximates fair value.
Our short-term debt primarily consists of borrowings under our credit facility with Wachovia Bank, N.A. As of September 29, 2006, we had borrowings of $50.0 million outstanding under this credit facility. Interest related to our short-term debt is at LIBOR plus 0.4% and was approximately 5.7% at September 29, 2006. Consequently, we do not have significant cash flow exposure on our short-term debt.
We issued fixed-rate debt, which is convertible into our common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the year ended September 29, 2006, our convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on our net income (loss) per share (assuming dilution). In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share (assuming dilution) would be reduced. Our long-term debt consists of $179.3 million of 4.75% unsecured convertible subordinated notes due November 2007. We do not believe that we have significant cash flow exposure on our long-term debt.
Based on our overall evaluation of our market risk exposures from all of our financial instruments at September 29, 2006, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in various foreign countries. We do not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries. We estimate that we do not have any significant foreign exchange rate fluctuation risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The following consolidated financial statements of the Company for the fiscal year ended September 29, 2006 are included herewith:

(1) Report of Independent Registered Public Accounting Firm	Page 51

(2) Consolidated Statements of Operations for the Years Ended September 29, 2006, September 30, 2005, and October 1, 2004	Page 52

(3) Consolidated Balance Sheets at September 29, 2006 and September 30, 2005	Page 53

(4) Consolidated Statements of Cash Flows for the Years Ended September 29, 2006, September 30, 2005 and October 1, 2004	Page 54

(5) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 29, 2006, September 30, 2005, and October 1, 2004	Page 55

(6) Notes to Consolidated Financial Statements	Pages 56
through 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 29, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended September 29, 2006, September 30, 2005 and October 1, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended September 29, 2006, September 30, 2005 and October 1, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, Skyworks Solutions, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share- Based Payment,” effective October 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Skyworks Solutions, Inc.’s internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Boston, Massachusetts
December 13, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Net revenues	$773,750	$792,371	$784,023
Cost of goods sold (includes share-based compensation expense of $2,174 for the fiscal year ended September 29, 2006)	511,071	484,599	470,807

Gross profit	262,679	307,772	313,216

Operating expenses:
Research and development (includes share-based compensation expense of $6,311 for the fiscal year ended September 29, 2006)	164,106	152,215	152,633
Selling, general and administrative (includes share-based compensation expense of $5,734 for the fiscal year ended September 29, 2006)	135,801	103,070	97,522
Amortization of intangible assets	2,144	2,354	3,043
Restructuring and special charges	26,955	—	17,366

Total operating expenses	329,006	257,639	270,564

Operating income (loss)	(66,327)	50,133	42,652
Interest expense	(14,797)	(14,597)	(17,947)
Other income, net	8,350	5,453	1,691

Income (loss) before income taxes	(72,774)	40,989	26,396
Provision for income taxes	15,378	15,378	3,984

Net income (loss) )	$(88,152)	$25,611	$22,412

Per share information:

Net income (loss), basic and diluted	$(0.55)	$0.16	$0.15

Number of weighted-average shares used in per share computations, basic	159,408	157,453	152,090

Number of weighted-average shares used in per share computations, diluted	159,408	158,857	154,242

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	September 29,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$136,749	$116,522
Short-term investments	28,150	113,325
Restricted cash	6,302	6,013
Receivables, net of allowance for doubtful accounts of $37,022 and $5,815, respectively	158,798	171,454
Inventories	81,529	77,400
Other current assets	9,315	11,268

Total current assets	420,843	495,982
Property, plant and equipment, less accumulated depreciation and amortization of $250,195 and $260,731, respectively	150,383	144,208
Property held for sale	—	6,630
Goodwill	493,389	493,389
Intangible assets, less accumulated amortization of $11,055 and $8,911, respectively	15,586	17,730
Deferred tax assets	251	16,052
Other assets	10,044	13,852

Total assets	$1,090,496	$1,187,843

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	73,071	72,276
Accrued compensation and benefits	25,297	19,679
Other current liabilities	27,252	16,280

Total current liabilities	175,620	158,235
Long-term debt, less current maturities	179,335	230,000
Other long-term liabilities	6,448	7,044

Total liabilities	361,403	395,279

Commitments and contingencies (Note 11 and Note 12)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 161,690 shares issued and 161,659 shares outstanding at September 29, 2006 and 158,625 shares issued and outstanding at September 30, 2005	40,414	39,656
Additional paid-in capital	1,351,190	1,327,631
Treasury Stock	(173)	—
Accumulated deficit	(661,739)	(573,586)
Accumulated other comprehensive loss	(599)	(1,137)

Total stockholders’ equity	729,093	792,564

Total liabilities and stockholders’ equity	$1,090,496	$1,187,843

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(88,152)	$25,611	$22,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	14,219	—	—
Depreciation	38,217	37,277	35,829
Charge in lieu of income tax expense	—	11,104	1,022
Amortization of intangible assets	2,144	2,354	3,043
Amortization of deferred financing costs	1,992	1,596	2,176
Contribution of common shares to Savings and Retirement Plans	8,064	10,437	8,162
Non-cash restructuring expense	6,426	—	—
Deferred income taxes	16,547	3,253	3,055
Gain on sales of assets	73	28	34
Asset impairments	4,197	—	10,853
Provision for losses on accounts receivable	31,206	5,127	377
Changes in assets and liabilities:
Receivables	(18,177)	(18,809)	(13,882)
Inventories	(3,454)	2,172	(21,404)
Other assets	(3,395)	(3,706)	3,794
Accounts payable	795	(1,129)	23,036
Other liabilities	16,524	(21,118)	13,406

Net cash provided by operating activities	27,226	54,197	91,913

Cash flows from investing activities:
Capital expenditures	(49,359)	(38,135)	(59,998)
Receipts from property held for sale	6,567	—	—
Sale of short-term investments	1,094,985	1,223,181	1,049,082
Purchase of short-term investments	(1,009,810)	(1,251,470)	(1,130,128)

Net cash provided by (used in) investing activities	42,383	(66,424)	(141,044)

Cash flows from financing activities:
Proceeds from short-term debt	—	—	8,290
Payments on long-term debt	(50,665)	—	29
Restricted cash	(290)	—	(701)
Repurchase of treasury stock	(173)	—	—
Exercise of stock options	1,746	5,244	3,512

Net cash provided by (used in) financing activities	(49,382)	5,244	11,130

Net increase (decrease) in cash and cash equivalents	20,227	(6,983)	(38,001)
Cash and cash equivalents at beginning of period	116,522	123,505	161,506

Cash and cash equivalents at end of period	$136,749	$116,522	$123,505

Supplemental cash flow disclosures:
Taxes paid	$2,023	$1,221	$2,206

Interest paid	$13,787	$13,030	$15,845

Supplemental disclosure of non-cash activities:
Senior Notes conversion	$—	$—	$45,000

Non-cash proceeds received from non-monetary exchange	$760	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity
Balance at September 30, 2003	148,604	37,151	—	—	1,258,265	(621,609)	(632)	673,175

Net income	—	—	—	—	—	22,412	—	22,412

Pension adjustment	—	—	—	—	—	—	(154)	(154)

Other comprehensive loss	—	—	—	—	—	—	(154)	(154)

Comprehensive income	—	—	—	—	—	—	—	22,258

Issuance of common shares for stock purchase plans, 401(k) and stock option plans	1,690	423	—	—	11,251	—	—	11,674

Issuance of common shares in conversion of senior notes, net of expenses	5,718	1,429	—	—	42,908	—	—	44,337

Adjustment to issuance of common shares in offering, net of expenses	—	—	—	—	179	—	—	179

Balance at October 1, 2004	156,012	39,003	—	—	1,312,603	(599,197)	(786)	751,623

Net income	—	—	—	—	—	25,611	—	25,611

Pension adjustment	—	—	—	—	—	—	(351)	(351)

Other comprehensive loss	—	—	—	—	—	—	(351)	(351)

Comprehensive income	—	—	—	—	—	—	—	25,260

Issuance of common shares for stock purchase plans, 401(k) and stock option plans	2,452	613	—	—	14,932	—	—	15,545

Issuance and expense of restricted stock and acceleration of options	161	40	—	—	96	—	—	136

Balance at September 30, 2005	158,625	$39,656	—	$—	$1,327,631	$(573,586)	$(1,137)	$792,564

Net loss	—	—	—	—	—	(88,153)	—	(88,153)

Pension adjustment	—	—	—	—	—	—	538	538

Other comprehensive income	—	—	—	—	—	—	538	538

Comprehensive loss	—	—	—	—	—	—	—	(87,615)

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	1,982	496	—	—	22,528	—	—	23,024

Issuance and expense of common shares for restricted stock and performance shares	1,083	270	—	—	1,023	—	—	1,293
Shares withheld for taxes	(31)	(8)	31	(173)	8	—	—	(173)

Balance at September 29, 2006	161,659	$40,414	31	$(173)	$1,351,190	$(661,739)	$(599)	$729,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) is an innovator of high performance analog and mixed signal semiconductors enabling mobile connectivity. The Company’s power amplifiers, front-end modules and direct conversion radios are at the heart of many of today’s leading-edge multimedia handsets. Leveraging core technologies, Skyworks also offers a diverse portfolio of linear products that support automotive, broadband, cellular infrastructure, industrial and medical applications.
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). The Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali.” Shortly thereafter, Alpha, which was incorporated in Delaware in 1962, changed its corporate name to Skyworks Solutions, Inc.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104, (“Revenue Recognition”) have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and fiscal years 2005 and 2004 each consisted of 52 weeks and ended on September 30, 2005 and October 1, 2004, respectively.
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
SHORT-TERM INVESTMENTS
The Company’s short-term investments are classified as available for sale. These investments consist of auction rate securities which have long-term underlying maturities (ranging from 20 to 40 years), however the market is highly liquid and the interest rates reset every 28 or 31 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company’s practice is to invest in these securities for higher yields compared to cash equivalents. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short period of time to maturity. Gains and losses are included in investment income in the period they are realized.
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
INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. The recoverability of inventories is assessed through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of twelve months), the value of such inventory that is not expected to be sold at the time of the review is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero).
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing. The Company amortized additional deferred financing costs during fiscal 2006 due to the early extinguishment of $50.7 million of its long-term debt as more fully described in Note 7 to the Consolidated Financial Statements.
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
It was the Company’s intention to permanently reinvest the undistributed earnings of some of its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the fiscal year ended September 29, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are intended to be, permanently reinvested.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero and the ending APIC pool balance at September 29, 2006 remains zero.
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
FOREIGN CURRENCY ACCOUNTING
The foreign operations of the Company are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for the Company’s foreign operations is the U.S. dollar. Exchange gains and losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations for the year. Inventories, property, plant and equipment, goodwill and intangible assets, costs of goods sold, and depreciation and amortization are remeasured from the foreign currency into U.S. dollars at historical exchange rates; other accounts are translated at current exchange rates. Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets denominated in foreign currencies are included in the provision (benefit) for income taxes and increased tax expense by $0.2 million and $2.2 million in fiscal 2006 and fiscal 2004, respectively reduced tax expense by $0.8 million in fiscal 2005. Gains and losses resulting from the remeasurement of all other accounts are included in other income, net. The Company recognized a gain of $0.1 million, $0.2 million and $0.5 million related to these remeasurements in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

SHARE-BASED COMPENSATION
On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan (“ESPP”), restricted stock and other special equity awards based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), providing interpretative guidance relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
The Company’s practice in general is to issue shares of common stock upon exercise or settlement of options and to issue shares in connection with the Employee Stock Purchase Plan (“ESPP”) from previously unissued shares.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 29, 2006 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
PENSIONS AND RETIREE MEDICAL BENEFITS
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer pension plans or retiree benefits to its employees.
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

COMPREHENSIVE INCOME (LOSS)
The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Other items of comprehensive income (loss) presented in the financial statements consists of adjustments to the Company’s minimum pension liability as follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of October 1, 2004	$(786)	$(786)
Change in period	(351)	(351)

Balance as of September 30, 2005	(1,137)	(1,137)
Change in period	538	538

Balance as of September 29, 2006	$(599)	$(599)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment to APB No. 23, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on October 1, 2005 and it did not have a material impact on its financial statements in fiscal 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on October 1, 2005 and it did not have a material impact on its financial statements in fiscal 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28,” and also changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on September 30, 2005 and it did not have a material effect on its financial statements in fiscal 2006.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero.
In March 2006, the Emerging Issues Task Force issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 clarifies the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction. In addition the EITF reached a consensus that there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. Issue 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted the provisions of EITF 04-13 in the three month period ended June 30, 2006 and it did not have a material impact on its financial statements in fiscal 2006.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN48 on September 29, 2007, the first day of fiscal 2008 and has not yet determined the impact this interpretation will have on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact this FASB will have on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. The Company has not yet determined the impact that SFAS 158 will have on our results from operations or financial position.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the impact of SAB 108 will be material to its financial statements.

NOTE 3.	MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of September 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$28,150	$—	$—	$28,150

Total marketable securities	$28,150	$—	$—	$28,150

Marketable securities are categorized as available for sale and are summarized as follows as of September 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$113,325	$—	$—	$113,325

Total marketable securities	$113,325	$—	$—	$113,325

NOTE 4.	INVENTORY
Inventories consist of the following (in thousands):

	As of
	September 29,	September 30,
	2006	2005

Raw materials	$9,476	$8,080
Work-in-process	52,097	49,329
Finished goods	19,956	19,991

	$81,529	$77,400

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	September 29,	September 30,
	2006	2005

Land	$9,423	$9,423
Land and leasehold improvements	3,990	4,284
Buildings	55,983	59,586
Machinery and equipment	308,618	317,334
Construction in progress	22,564	14,312

	400,578	404,939
Accumulated depreciation and amortization	(250,195)	(260,731)

	$150,383	$144,208

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2006 and determined that as of July 1, 2006, its goodwill was not impaired.
Goodwill and intangible assets consist of the following (in thousands):

		As of
		September 29, 2006			September 30, 2005
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$493,389	$—	$493,389	$493,389	$—	$493,389

Amortized intangible assets

Developed technology	10	$10,550	$(5,525)	$5,025	$10,550	$(4,651)	$5,899

Customer relationships	10	12,700	(5,408)	7,292	12,700	(4,138)	8,562

Other	3	122	(122)	—	122	(122)	—

		23,372	(11,055)	12,317	23,372	(8,911)	14,461

		As of
		September 29, 2006			September 30, 2005
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized intangible assets

Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,641	$(11,055)	$15,586	$26,641	$(8,911)	$17,730

Annual amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Amortization expense	$2,144	$2,165	$2,286
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of October 1, 2004	$504,493	$10,550	$12,700	$3,269	$122	$531,134
Deductions during year	(11,104)	—	—	—	—	(11,104)

Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during year	—	—	—	—	—	—

Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$122	$520,030

The reduction to goodwill in fiscal 2005 results from the utilization of deferred tax assets for which no tax benefit was recognized as of the date of the Merger. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $31.9 million as of September 29, 2006.
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144

NOTE 7.	BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	Fiscal Years Ended
	September 29,	September 30,
	2006	2005

Junior notes	$179,335	$230,000
Less-current maturities	—	—

	$179,335	$230,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, will be $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter will be $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. The fair value of the Company’s long-term debt approximated $178.2 million at September 29, 2006. The Company retired $50.7 million of its 4.75% convertible subordinated notes through an open market repurchase transaction during fiscal 2006, recording a gain of approximately $50,000 and expensing approximately $572,000 in previously capitalized deferred financing costs.

Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2007	—
2008	179,335

$179,335

SHORT-TERM DEBT
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of September 29, 2006, Skyworks USA had borrowed $50.0 million under this agreement.

NOTE 8.	INCOME TAXES
Income (loss) before income taxes and cumulative effect of change in accounting principle consists of the following components (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

United States	$(87,169)	$23,885	$15,029
Foreign	14,395	17,104	11,367

	$(72,774)	$40,989	$26,396

The provision for income taxes from operations consists of the following (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Current tax expense (benefit):
Federal	$(52)	$367	$—
State	—	(1,032)	(1,040)
Foreign	438	1,178	837

	386	513	(203)

Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	14,992	3,761	3,165

	14,992	3,761	3,165
Charge in lieu of tax expense	—	11,104	1,022

Provision for income taxes	$15,378	$15,378	$3,984

The actual income tax expense reported for operations is different than that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Tax (benefit) expense at United States statutory rate	$(25,471)	$14,346	$9,239

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Foreign tax rate difference	10,391	(1,048)	23
Deemed dividend from foreign subsidiary	—	8,956	—
Nondeductible interest expense	—	—	1,162
Research and development credits	(1,500)	(5,000)	(4,600)
State income taxes	—	(1,032)	(1,040)
Change in valuation allowance	31,261	(13,436)	(2,466)
Charge in lieu of tax expense	—	11,104	1,022
Other, net	697	1,488	644

Provision for income taxes	$15,378	$15,378	$3,984

The charge in lieu of tax expense resulted from partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	September 29,	September 30,
	2006	2005

Current:
Inventories	$10,550	$4,920
Bad debts	13,431	2,004
Accrued compensation and benefits	4,242	2,919
Product returns, allowances and warranty	1,648	1,247
Restructuring	7,845	393
Prepaid insurance	(772)	(818)
Other — net	(535)	1,085

Current deferred tax assets	36,409	11,750
Less valuation allowance	(36,070)	(10,665)

Net current deferred tax assets	339	1,085

Long-term:
Property, plant and equipment	9,859	18,474
Intangible assets	7,439	7,406
Retirement benefits and deferred compensation	5,712	1,183
Net operating loss carryforwards	62,768	65,936
Federal tax credits	23,934	21,399
State investment credits	5,560	4,419
Restructuring	—	1,506
Other — net	3,733	1,136

Long-term deferred tax assets	119,005	121,459
Less valuation allowance	(118,755)	(105,408)

Net long-term deferred tax assets	250	16,051

Total deferred tax assets	$589	$17,136

Based upon a history of significant operating losses, management has determined that it is more likely than not that historic and current year income tax benefits will not be realized except for certain future deductions associated with the Company’s foreign operations. Consequently, no United States income tax benefit has been recognized relating to the United States operating losses. As of September 29, 2006, the Company has established a valuation allowance against all of its net United States deferred tax assets. The net change in the valuation allowance of $38.8 million is principally due to restructuring charges recorded against the Company’s United States operations that were not tax benefited. As noted above, the Company has a valuation allowance of $154.8 million against its United States deferred tax assets as of September 29, 2006. When recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at September 29, 2006 will be accounted for as follows: approximately $119.0 million will be recognized as a reduction of income tax expense, $31.9 million will be recognized as a reduction of goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.

The provision for income taxes for fiscal 2006 and fiscal 2005 consists of approximately $0.0 million and $11.1 million, respectively, of United States income taxes recorded as a charge reducing the carrying value of goodwill. No benefit has been recognized for utilizing certain acquisition related deferred tax assets. The utilization of these deferred items reduces the carrying value of goodwill, i.e., charge in lieu of tax expense, instead of reducing income tax expense. We evaluate the realization of these deferred tax assets periodically and adjust the provision for income taxes accordingly based on whether the Company believes it is more likely than not that the deferred tax assets will be realized during the carryforward period.
Deferred tax assets have been recognized for foreign operations when management believes they will more likely than not be recovered during the carryforward period. The Company does not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.
In 2002, the Company recorded a tax benefit of approximately $23.0 million related to the impairment of its Mexico assets. A valuation allowance had not been established because the Company believed that the related deferred tax asset would more likely than not be recovered during the carryforward period. During the first quarter of fiscal 2005, the Company reduced the carrying value of its deferred tax assets by $2.2 million. This charge resulted from a reduction of the statutory income tax rate in Mexico. Accordingly, the deferred tax asset was remeasured using the enacted tax rates expected to apply to taxable income in the years in which the temporary difference is expected to be recovered.
In 2006, the Company reorganized its Mexico operations. As a result, the long term deferred tax asset relating to the impairment of its Mexico assets was written off because the machinery and equipment was transferred to a United States company. The write-off increased tax expense by $14.6 million net of a deferred tax charge associated with this reorganization. The deferred tax asset allowable for United States tax purposes is included in the Company’s U.S. deferred tax assets subject to a valuation allowance as previously discussed.
Gains and losses resulting from the remeasurement of the Company’s long-term deferred tax assets denominated in foreign currencies are included in the provision (benefit) for income taxes and increased tax expense by $0.2 million and $2.2 million in fiscal 2006 and fiscal 2004, respectively. The aforementioned gains and losses reduced tax expense by $0.8 million in fiscal 2005.
As of September 29, 2006, the Company has United States federal net operating loss carryforwards of approximately $187.1 million, which will expire at various dates through 2026 and aggregate state net operating loss carryforwards of approximately $17.5 million, which will expire at various dates through 2010. The Company also has United States federal and state income tax credit carryforwards of approximately $29.5 million. The United States federal tax credits expire at various dates through 2025.
No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $12.1 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
In fiscal 2005 our subsidiary in Mexico issued a dividend of approximately $25.6 million of earnings to the United States. Such earnings, which were not subject to Mexico withholding tax and could be applied against United States net operating loss carryforwards, resulted in no significant United States income tax expense. Earnings of our Mexico subsidiary are no longer considered permanently reinvested, and accordingly, United States income taxes are provided on current earnings attributable to our earnings in Mexico.
On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA provides incentives for United States multinational corporations, subject to certain limitations. The incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad. Due to the existence and amount of the Company’s net operating loss carryforwards, the Company did not benefit from this provision in the AJCA.

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
On August 11, 2003 the Company filed a shelf registration statement on Form S-3 with the SEC with respect to the issuance of up to $250 million aggregate principal amount of securities, including debt securities, common or preferred shares, warrants or any combination thereof. This registration statement, which the SEC declared effective on August 28, 2003, provides the Company with greater flexibility and access to capital. On September 9, 2003, the Company issued 9.2 million shares of common stock under its shelf registration statement. Currently, approximately $144 million remains on this 2003 shelf registration. The Company may from time to time issue securities under the remaining balance of the shelf registration statement for general corporate purposes.
At September 29, 2006, the Company had 161,689,853 shares of common stock issued and 161,658,561 shares outstanding.
PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 29, 2006, the Company had no shares of preferred stock issued or outstanding.
EMPLOYEE STOCK BENEFIT PLANS
Net loss for the fiscal year ended September 29, 2006 included share-based compensation expense under SFAS 123(R) of $14.2 million including $11.2 million on employee stock options, $0.7 million on non-vested restricted stock with service and market conditions, $0.3 million on non-vested restricted stock with service conditions, $0.3 million on performance shares, and $1.7 million on the Employee Stock Purchase Plan (“ESPP”). Net income for fiscal year ended September 30, 2005 reflected share-based compensation expense of $26,000 for restricted stock awards issued during the period. There was no share-based compensation expense for fiscal 2004 relating to restricted stock awards. No share-based compensation expense related to employee stock options or ESPP purchases was recognized prior to October 1, 2005 because the Company had not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months).

The plans provide for purchases by employees of up to an aggregate of 4.6 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2006, 2005, and 2004 were 835,621, 824,211, and 616,760, respectively. At September 29, 2006, there are 1.7 million shares available for purchase. The Company recognized compensation expense of $1.7 million for the fiscal year ended September 29, 2006. The Company did not recognize any compensation expense under these plans in fiscal 2005 or 2004.
Employee Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of September 29, 2006, a total of 46.8 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 15.0 million at September 29, 2006. In addition, options outstanding as of September 29, 2006 include 9.7 million options issued in connection with the Merger. The remaining unrecognized compensation expense on stock options at September 29, 2006 was $18.9 million. The weighted average period over which the cost is expected to be recognized is approximately 1.8 years.
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
As of September 29, 2006, the Company had 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:
–	the 1986 Long-Term Incentive Plan,

–	the 1994 Non-Qualified Stock Option Plan

–	the 1996 Long-Term Incentive Plan

–	the Directors’ 1997 Non-Qualified Stock Option Plan

–	the 1999 Employee Long-Term Incentive Plan

–	the Directors’ 2001 Stock Option Plan

–	the Non-Qualified Employee Stock Purchase Plan

–	the 2002 Employee Stock Purchase Plan

–	the Washington Sub, Inc. 2002 Stock Option Plan and

–	the 2005 Long-Term Incentive Plan
Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.
Non-Vested (“Restricted”) Stock Awards With Service Conditions
The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award). The Company granted 106,000 restricted shares in fiscal 2006 and 160,500 restricted shares in fiscal 2005 with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at September 29, 2006 was $0.9 million, and the weighted average period over which the cost is expected to be recognized is 3.0 years.
Non-Vested (“Restricted”) Stock Awards With Market Conditions and Service Conditions
The Company granted 493,125 shares of restricted common stock with market conditions and service conditions during fiscal 2006. The market condition allows for accelerated vesting of the award as of the first, second, and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 50% of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the market condition in years 1, 2 and 3, then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. The remaining unrecognized compensation expense on restricted stock with market and service condition vesting at September 29, 2006 was $1.3 million. The weighted average period over which the cost is expected to be recognized is approximately 1.6 years.
Non-Vested (“Restricted”) Stock Awards
The Company granted 446,000 shares of restricted common stock during fiscal 2006. This restricted stock will vest over a three year period (50% at the end of year 1, and 25% at the end of both year 2 and year 3). The remaining unrecognized compensation expense on restricted stock with market and service condition vesting at September 29, 2006 was $1.9 million. The weighted average period over which the cost is expected to be recognized is approximately 2.0 years.
Performance Units With Milestone-Based Performance Conditions
The Company granted 222,000 performance units to non-executives with milestone-based performance conditions during the fiscal year ended September 29, 2006. The units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-23 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement any expense recorded on those units will be reversed. The fair value of the performance units at the date of grant was $1.2 million in the aggregate. Of the 222,000 performance units, we issued 49,000 shares in fiscal 2006 as a result of milestone achievement. In addition, certain other milestones were deemed to be probable of achievement thus we recorded total compensation expense of $0.3 million in fiscal 2006.
Share-Based Compensation Plans for Directors
The Company has three share-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.5 million shares have been authorized for option grants. As of September 29, 2006, under the three plans, a total of 0.2 million shares are available for new grants. The three plans have substantially similar terms and conditions and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Stockholders. The maximum contractual term of the Director stock options is 10 years. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted became exercisable 25% per year beginning one year from the date of grant. Options granted prior to fiscal 2001 became exercisable at a rate of 20% per year beginning one year from the date of grant. During the fiscal year ended September 29, 2006, there were 165,000 options granted under these plans at a weighted average exercise price of $6.85. At September 29, 2006, a total of 0.9 million options at a weighted average exercise price of $9.89 per share are outstanding under these three plans, and 0.6 million shares were exercisable at a weighted average exercise price of $11.63 per share. The remaining unrecognized compensation expense on director stock options at September 29, 2006 was $1.2 million. The weighted average period over which the cost is expected to be recognized is approximately 2.0 years. During the fiscal year ended October 1, 2004, there were 15,000 options exercised under these plans. For the fiscal years ended September 29, 2006 and September 30,

71

2005, there were no options exercised. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

(In thousands)	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Shares of common stock outstanding	161,659	158,625	156,012

Granted	3,869	4,668	7,351
Granted for options accepted for exchange		—	3,377
Cancelled/forfeited	(4,176)	(3,918)	(4,043)
Expired	—	—	—

Net options granted	(307)	750	6,685

Grant dilution (1)	(0.2%)	0.5%	4.3%

Exercised	393	935	685

Exercise dilution (2)	0.2%	0.6%	0.4%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
	Shares		Weighted average
	Available for		exercise price of
	Grant	Shares	shares under plan

Balance outstanding at September 30, 2003	14,193	25,763	$15.44
Granted	(7,351)	7,351	9.16
Granted for options accepted for exchange	(3,377)	3,377	9.60
Exercised	—	(685)	5.05
Cancelled	2,245	(4,043)	15.61

Balance outstanding at October 1, 2004	5,710	31,763	$13.63
Granted (1)	(4,908)	4,668	8.47
Exercised	—	(935)	5.57
Cancelled/forfeited (2)	2,113	(3,918)	13.66
Additional shares reserved	5,500	—	—

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(5,770)	3,869	5.19
Exercised	—	(393)	4.44
Cancelled/forfeited (2)	2,386	(4,176)	12.65
Additional shares reserved	10,000	—	—

Balance outstanding at September 29, 2006	15,031	30,878	$12.17

(1)	“Granted” under “Shares Available for Grant” includes restricted stock grants for the year ended September 29, 2006 and September 30, 2005 of 1.0 million and 0.2 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted stock grants are deemed equivalent to the issue of 1.6 million and 0.2 million stock options, respectively. “Granted” under “Shares Available for Grant” also includes performance awards granted at September 29, 2006 of 0.2 million shares. Pursuant to the plan under which they were awarded, these performance shares are deemed equivalent to the issue of 0.3 million stock options.

(2)	“Cancelled” under “Options Available for Grant” do not include any cancellations under terminated plans. For the years ended September 29, 2006, September 30, 2005, and October 1, 2004, cancellations under terminated plans were 1.8 million.
Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price

2006	23,136	$14.05
2005	24,053	$14.68
2004	17,671	$17.59
The following table summarizes information concerning currently outstanding and exercisable options as of September 29, 2006 (Shares and Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable

		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average	Aggregate		remaining	average	Aggregate
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	exercise price	Intrinsic
prices	outstanding	life (years)	per share	Value	exercisable	life (years)	per share	Value

$0.83 — $4.99	6,055	6.8	$4.73	$2,772	2,625	5.5	$4.51	$1,798
$5.01 — $8.93	6,001	8.0	$7.64	21	2,051	7.3	$7.54	5
$8.96 — $9.60	6,446	7.3	$9.32	—	6,198	7.3	$9.33	—
$9.67 — $17.12	6,805	3.2	$15.14	—	6,691	3.1	$15.21	—
$17.20 — $39.80	5,388	4.0	$23.82	—	5,388	4.0	$23.82	—
$40.13 — $170.44	183	3.1	$53.95	—	183	3.0	$53.95	—

	30,878	5.8	$12.17	$2,793	23,136	5.1	$14.05	$1,803

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.19 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the fiscal years ended September 29, 2006, September 30, 2005, and October 1, 2004 were $0.7 million, $3.4 million and $3.4 million, respectively. The fair value of stock options vested at September 29, 2006, September 30, 2005, and October 1, 2004 were $63.2 million, $61.8 million, and $15.0 million, respectively. The total number of in-the-money options exercisable as of September 29, 2006 was 2.7 million.
General Nonvested (“Restricted”) Shares and Performance Award Information
A summary of the restricted share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value

Balance outstanding at October 1, 2004	—	$—
Granted	161	5.20
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at September 30, 2005	161	$5.20
Granted	1,094	5.14
Vested(1)	(89)	4.94
Forfeited	(12)	5.14

Balance Outstanding at September 29, 2006	1,154	$5.17

(1)	Restricted stock awards and performance awards vested at September 29, 2006 were 40,127 shares and 49,000 shares, respectively.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the fiscal year ended September 29, 2006 which was allocated as follows:

(In thousands)	Fiscal Year Ended
September 29, 2006
Cost of sales	2,174
Research and development	6,311
Selling, general and administrative	5,734

Share-based compensation expense included in operating expenses	$14,219

As of September 29, 2006, the Company had capitalized share-based compensation expense of $0.3 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the fiscal year ended September 29, 2006 because we have established a valuation allowance against our net deferred tax assets.
The table below reflects net (loss) income per share, basic and diluted, for the fiscal year ended September 29, 2006 compared with the pro forma information for the fiscal years ended September 30, 2005 and October 1, 2004.

	Fiscal Years Ended
(In thousands, except per share amounts)	September 29,	September 30,	October 1,
	2006	2005	2004

Net income-as reported for prior periods (1)	N/A	$25,611	$22,412
Share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants (2)	(14,219)	(47,183)	(17,992)
Restricted stock expense as calculated under APB 25	—	79	—
Restricted stock expense as calculated under FAS 123	—	(70)	—

Net (loss) income, including the effect of share-based compensation expense (3)	$(88,152)	$(21,563)	$4,420

Per share information, basic and diluted:

Net income, as reported for the prior period (1)	N/A	$0.16	$0.15
Net (loss) income, including the effect of share-based compensation expense (3)	$(0.55)	$(0.14)	$0.03

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense related to employee stock options and ESPP purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements. Reflected in the 2005 pro forma stock-based compensation expense is the effect of the acceleration of the vesting of certain employee stock options in September 2005 in the amount of $21.0 million.

(3)	Net (loss) income and net (loss) income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
The weighted-average estimated grant date fair value of employee stock options granted during the fiscal years ended September 29, 2006, September 30, 2005, and October 1, 2004 were $3.19 per share, $4.86 per share and $3.80 per share, respectively using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Expected volatility	59.27%	71.00%	91.00%
Risk free interest rate	4.55%	3.90%	1.90%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.42	3.5	5.0
Expected option life (10 year contractual life options)	5.84	3.5	5.0
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended September 29, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 4.25 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 4.25 years between June 2002 (post-Merger) and September 29, 2006. The Company deemed that exercise, cancellation and forfeiture experience in 2006 was consistent with historical norms thus expected life was not recalculated at September 29, 2006. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 29, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 8.59%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
For purposes of pro forma disclosures under SFAS 123, for the fiscal years ended September 30, 2005 and October 1, 2004, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period on a straight-line basis.
STOCK OPTION DISTRIBUTION
The following table summarizes information concerning currently outstanding options as of September 29, 2006 (shares in thousands):

		% of total
		common
	Number	stock
	outstanding	outstanding

Stock options held by employees and directors	23,333	14.4%
Stock options held by non-employees (excluding directors)	7,545	4.7%

	30,878	19.1%

As of September 29, 2006, the Company’s ratio of options outstanding as a percentage of total common stock outstanding (“overhang”) was 19.1%. The overhang attributable to options held by non-employees (other than its non-employee directors) was 4.7% and the overhang attributable to employees and directors was 14.4%.
In connection with the Merger, as of September 29, 2006 and September 30, 2005, non-employees, excluding directors, held 7.5 million and 8.6 million options at a weighted average exercise price of $20.44 and $20.46, respectively. Effective June 25, 2002, in connection with the Merger, each Conexant option holder, other than holders of options granted to employees of Conexant’s former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations, received an option to purchase an equal number of shares of common stock of the Washington subsidiary. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock. The conversion of Washington options into Skyworks’ options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the conversion was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and options period of the Skyworks’ options were the same as the original vesting terms and option period of the corresponding Washington options. As a result, there are a large number of options held by persons other than Skyworks’ employees and directors.
STOCK WARRANTS
In connection with the Merger, the Company issued to Jazz Semiconductor, Inc. (“Jazz Semiconductor”) a warrant to purchase 1.0 million shares of Skyworks common stock at a price of $24.02 per share. This warrant became exercisable in increments of 25% as of June 25, 2002, March 11, 2003, September 11, 2003 and March 11, 2004. The Company applied the Black-Scholes model to determine the fair value estimate and approximately $0.2 million and $0.8 million was included in amortization of intangible assets related to this item in fiscal 2005 and fiscal 2004, respectively. The warrant expired without being exercised on January 20, 2005.

NOTE 10.	EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive discretionary Company contributions under the 401(k) plan. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For fiscal years 2006, 2005 and 2004, the Company contributed and recognized expense for 0.8 million, 0.7 million, and 0.4 million shares, respectively, of the Company’s common stock valued at $4.1 million, $5.1 million, and $3.6 million, respectively, to fund the Company’s obligation under the 401(k) plan.
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer defined benefit pension plans or retiree health benefits to its employees. The Company incurred net periodic benefit costs of $0.1 million for pension benefits and $0.1 million for retiree medical benefits in each of the fiscal years ending September 29, 2006, September 30, 2005 and October 1, 2004.
The funded status of the Company’s principal defined benefit and retiree medical benefit plans and the amounts recognized in the balance sheet are as follows (in thousands):

	Pension Benefits			Retiree Medical Benefits

	Fiscal Years Ended			Fiscal Years Ended
	September 29,	September 30,	October 1,	September 29,	September 30,	October 1,
	2006	2005	2004	2006	2005	2004

Benefit obligations in excess of plan assets	$599	$1,137	$969	$1,238	$1,238	$1,210
Unrecognized net actuarial loss	(981)	(1,301)	(786)	—	—	—

Net (prepaid) accrued benefit cost	$(382)	$(164)	$183	$1,238	$1,238	$1,210

NOTE 11.	COMMITMENTS
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $9.3 million in fiscal 2006 and $9.8 million in both fiscal 2005 and fiscal 2004. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2007	7,600
2008	6,813

Fiscal Year
2009	6,131
2010	5,090
2011	1,834
Thereafter	664

$28,132

The Company is attempting to sublet certain properties that were vacated upon the exit of the baseband product area and, if successful, future operating lease commitments will be somewhat offset by proceeds received from the sublessors.
In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to aggregate payments of $6.7 million, $4.8 million and $1.2 million in fiscal years 2007, 2008, and 2009, respectively.

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

NOTE 14.	RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Asset impairments	$4,197	$—	$13,183
Restructuring and special charges	22,758	—	4,183

	$26,955	$—	$17,366

Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:

2006 RESTRUCTURING CHARGES AND OTHER
On September 29, 2006, the Company exited its baseband product area in order to focus on its core business encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action. In total, the Company recorded charges of $90.4 million which included the following:
The Company recorded $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software, $4.2 million related to the impairment of certain long-lived assets and $2.3 million related to other charges. These charges total $27.0 million and are recorded in restructuring and special charges.
The Company also recorded charges of $35.1 million in bad debt expense principally for two baseband product area customers, $23.3 million of excess and obsolete baseband and other inventory charges and reserves and $5.0 million related to baseband product area revenue adjustments. These charges were recorded against selling, general and administrative expenses, cost of goods sold and revenues, respectively.
The Company anticipates recording additional restructuring charges of approximately $7.0 million related to the exit of the baseband product area in the first fiscal quarter of 2007. These charges primarily relate to costs to exit certain operating leases and the write down of a technology license. The Company anticipates the completion of the restructuring activities by December 31, 2006.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
		Software	Workforce	Asset
	Facility Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332

2004 ASSET IMPAIRMENTS
During the second quarter of fiscal 2004, the Company recorded a $13.2 million charge primarily related to the impairment of obsolete baseband technology licenses that were established prior to the Merger. This charge included approximately $1.8 million of contractual payment obligations, which have been paid in full as of September 29, 2006. The impairment charge was based on a recoverability analysis prepared by management based on the decision to discontinue certain products and the related impact on its current and projected outlook. Management believed these factors indicated that the carrying value of the related assets (intangible assets, machinery and equipment) was impaired and that an impairment analysis should be performed. In performing the analysis for recoverability, management estimated the future cash flows expected to result from these products (salvage value). Since the estimated undiscounted cash flows were less than the carrying value of the related assets, it was concluded that an impairment loss should be recognized. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the impairment charge was determined by comparing the estimated fair value of the related assets to their carrying value. The write down established a new cost basis for the impaired assets.
2004 Corporate Restructuring Plan
During fiscal 2004, the Company consolidated cellular systems software design centers in an effort to improve the Company’s overall time to market for next-generation multimedia systems development. These actions aligned the Company’s structure with its current business environment. The Company implemented reductions in force at three remote facilities and recorded restructuring charges of approximately $4.2 million for costs related to severance benefits for affected employees and lease obligations. All amounts accrued for have been paid as of September 29, 2006.

Activity and liability balances related to the fiscal 2004 restructuring actions are as follows (in thousands):

	Workforce	Facility
	Reductions	Closings	Total

Charged to costs and expenses	$3,685	$498	$4,183
Cash payments	(3,530)	(287)	(3,817)

Restructuring balance, October 1, 2004	$155	$211	$366

Cash payments	(155)	(198)	(353)

Restructuring balance, September 30, 2005	$—	$13	$13

Cash payments	—	(13)	(13)

Restructuring balance, September 29, 2006	$—	$—	$—

Pre-Merger Alpha Restructuring Plan
In addition, the Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During fiscal 2006 and the fiscal years ended September 30, 2005 and 2004, payments related to the restructuring reserves assumed from Alpha were $0.4 million, $0.2 million, and $0.2 million, respectively. In addition, the Company reduced this restructuring reserve by approximately $0.5 million in fiscal 2004 primarily related to a reduction in facility closure costs. This reduction of expenses is reflected in the special charges line of the Company’s results of operations. As of September 29, 2006, the restructuring reserve balance related to Alpha was $0.7 million and primarily relates to estimated future payments on a lease that expires in 2008.

NOTE 15.	EARNINGS PER SHARE

(In thousands, except per share amounts)	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Net (loss) income	$(88,152)	$25,611	$22,412

Weighted average shares outstanding — basic	159,408	157,453	152,090
Effect of dilutive stock options and restricted stock	—	1,404	2,152

Weighted average shares outstanding — diluted	159,408	158,857	154,242

Net (loss) income per share — basic	$(0.55)	$0.16	$0.15
Effect of dilutive stock options	—	—	—

Net (loss) income per share — diluted	$(0.55)	$0.16	$0.15

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and a stock warrant through its expiration in January 2005, using the treasury stock method, and debt securities on an if-converted basis, if their effect is dilutive.
Debt securities convertible into approximately 19.8 million shares and equity based awards exercisable for approximately 23.7 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 29, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $93.9 million in net income for the fiscal year ended September 29, 2006 the debt securities would have been dilutive to earnings per share. Debt securities convertible into approximately 25.4 million shares and equity based awards exercisable for approximately 25.5 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 30, 2005 as their effect would have been anti-dilutive. Debt securities convertible into approximately 25.4 million shares and equity based awards exercisable into approximately 19.0 million shares and a warrant to purchase 1.0 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended October 1, 2004 as their effect would have been anti-dilutive.

NOTE 16.	SEGMENT INFORMATION AND CONCENTRATIONS
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.
GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

United States	$43,180	$66,429	$74,105
Other Americas	18,925	39,541	51,537

Total Americas	62,105	105,970	125,642

China	224,539	215,082	206,364
South Korea	114,926	107,225	188,090
Taiwan	116,073	92,171	69,126
Other Asia-Pacific	173,523	144,940	64,570

Total Asia-Pacific	629,061	559,418	528,150

Europe, Middle East and Africa	82,584	126,983	130,231

	$773,750	$792,371	$784,023

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
The increase in net revenues derived from Other Asia-Pacific in fiscal 2006 as compared to fiscal 2005 and fiscal 2004 is due to the continuing consolidation of the purchasing and manufacturing functions of several of the Company’s significant customers to Singapore and Malaysia from European and American locations.
Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	As of
	September 29, 2006	September 30, 2005

United States	$88,896	$85,072
Mexico	59,234	60,594
Other	2,253	5,172

	$150,383	$150,838

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. As of September 29, 2006, Motorola, Inc.

and RTI Industries Co. Ltd., accounted for approximately 18% and 13%, respectively of the Company’s gross accounts receivable. As of September 30, 2005, Motorola, Inc. and RTI Industries Co. Ltd., accounted for approximately 16% and 15%, respectively of the Company’s gross accounts receivable. As of October 1, 2004 Motorola, Inc. represented approximately 12% and Samsung Electronics Co. and RTI Industries Co. Ltd., each accounted for approximately 10% of the Company’s gross accounts receivable.
The following customers accounted for 10% or more of net revenues:

	Fiscal Years Ended
	September 29,	September 30,	October 1,
	2006	2005	2004

Motorola, Inc.	23%	21%	14%
Sony Ericsson Mobile Communications AB	16%	10%	*
Asian Information Technology, Inc	11%	*	*
Samsung Electronics Co.	*	*	12%

*	Customers accounted for less than 10% of net revenues.

NOTE 17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter (2)	Quarter	Quarter	Quarter(3)	Year

Fiscal 2006
Net revenues	$198,325	$185,234	$197,058	$193,133	$773,750
Gross profit	74,723	69,350	73,347	45,259	262,679
Net income(loss)	4,287	926	3,005	(96,370)	(88,152)
Per share data (1)
Net income(loss), basic	0.03	0.01	0.02	(0.60)	(0.55)
Net income(loss), diluted	0.03	0.01	0.02	(0.60)	(0.55)

Fiscal 2005
Net revenues	$220,160	$190,505	$191,532	$190,174	$792,371
Gross profit	88,019	72,599	77,874	69,280	307,772
Net income	13,917	1,244	7,389	3,061	25,611
Per share data (1)
Net income, basic	0.09	0.01	0.05	0.02	0.16
Net income, diluted	0.09	0.01	0.05	0.02	0.16

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the first quarter of fiscal 2005, the Company reduced the carrying value of its deferred tax assets by $2.2 million. This charge resulted from a reduction of the statutory income tax rate in Mexico. This reduction is being reported in the provision for income taxes line of the statement of operations in the first quarter of fiscal 2005.

(3)	The Company recorded charges of $90.4 million which included $35.1 million in bad debt expense, $23.3 million of inventory charges and reserves, $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software, $5.0 million related to revenue adjustments, $4.2 million related to the impairment of certain long-lived assets and $2.3 million related to other charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Skyworks’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of Skyworks’ disclosure controls and procedures as of September 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Skyworks’ disclosure controls and procedures as of September 29, 2006, Skyworks’ chief executive officer and chief financial officer concluded that, as of such date, Skyworks’ disclosure controls and procedures were effective at the reasonable assurance level.
Management’s report on Skyworks’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included below in this Item 9A. of this Form 10-K and are incorporated herein by reference.
No change in Skyworks’ internal control over reporting occurred during the fiscal quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over reporting.
Management Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that, as of September 29, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 83.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Skyworks Solutions, Inc. maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Skyworks Solutions, Inc. maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 29, 2006 and our report dated December 13, 2006 expressed an unqualified opinion on those consolidated financial statements. Such report includes as explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share- Based Payment,” effective October 1, 2005.
/s/ KPMG LLP
Boston, Massachusetts
December 13, 2006

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors”, “Directors and Executive Officers”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors” is incorporated herein by reference, provided that the sections entitled “Compensation Committee Report on Executive Compensation” and “Comparative Stock Performance Graph” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Stock Based Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this item is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm	Page 51
Consolidated Statements of Operations for the Years Ended September 29, 2006, September 30, 2005, and October 1, 2004	Page 52
Consolidated Balance Sheets at September 29, 2006 and September 30, 2005	Page 53
Consolidated Statements of Cash Flows for the Years Ended September 29, 2006, September 30, 2005 and October 1, 2004	Page 54
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 29, 2006, September 30, 2005, and October 1, 2004	Page 55
Notes to Consolidated Financial Statements	Pages 56 through 80

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report

	Schedule II-Valuation and Qualifying Accounts	Page 88
All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable

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
Date: December 13, 2006

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer
President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2006.

Signature and Title

/s/ DWIGHT W. DECKER
Dwight W. Decker
Chairman of the Board

/s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer
President and Director (principal
executive officer)

/s/ ALLAN M. KLINE
Allan M. Kline
Chief Financial Officer Director
Vice President (principal accounting and
financial officer)

Signature and Title

/s/ KEVIN L. BEEBE
Kevin L. Beebe
Director

/s/ MOIZ M. BEGUWALA
Moiz M. Beguwala
Director

/s/ TIMOTHY R. FUREY
Timothy R. Furey
Director

/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

/s/ THOMAS C. LEONARD
Thomas C. Leonard
Director

/s/ DAVID P. MCGLADE
David P. McGlade
Director

/s/ DAVID J. MCLACHLAN
David J. McLachlan
Director

/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
		Cost and			Ending
Description	Beginning Balance	Expenses	Deductions	Misc.	Balance

Year Ended October 1, 2004
Allowance for doubtful accounts	$1,979	$377	$(369)	$—	$1,987
Reserve for sales returns	$5,009	$9,200	$(9,300)	$—	$4,909
Allowance for excess and obsolete inventories	$25,305	$535	$(12,105)	$—	$13,735

Year Ended September 30, 2005
Allowance for doubtful accounts	$1,987	$5,127	$(1,299)	$—	$5,815
Reserve for sales returns	$4,909	$4,986	$(6,884)	$48	$3,059
Allowance for excess and obsolete inventories	$13,735	$11,482	$(13,238)	$—	$11,979

Year Ended September 29, 2006
Allowance for doubtful accounts	$5,815	$35,959	$(4,752)	$—	$37,022
Reserve for sales returns	$3,059	$4,867	$(3,803)	$(19)	$4,104
Allowance for excess and obsolete inventories	$11,979	$23,154	$(7,428)	$—	$27,705

EXHIBIT INDEX

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.A	Agreement and Plan of Reorganization, dated as of December 16, 2001, as amended as of April 12, 2002, by and among the Company, Washington Sub, Inc. and Conexant Systems, Inc.	S-4	333-83768	2.a	5/10/2002

2.B	Contribution and Distribution Agreement, dated as of December 16, 2001, as amended as of June 25, 2002, by and between Washington Sub, Inc. the Company and Conexant Systems, Inc.	8-K	001-5560	2.2	6/28/2002

2.C	Mexican Stock Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.3	6/28/2002

2.D	Amended and Restated Mexican Asset Purchase Agreement, dated as of June 25, 2002, by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.4	6/28/2002

2.E	U.S. Asset Purchase Agreement, dated as of December 16, 2001 by and between the Company and Conexant Systems, Inc.	8-K	001-5560	2.5	6/28/2002

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Form of 4.75% Convertible Subordinated Note of the Company	10-K	001-5560	4.D	12/23/2002

4.C	Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, N.A. (as Trustee)	10-K	001-5560	4.E	12/23/2002

4.D	First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions, Inc. and Wachovia Bank, N.A. (as Trustee)	S-3	333-102157	4.03	1/16/2003

10.A*	Skyworks Solutions, Inc., 1986 Long-Term Incentive Plan as amended	10-K	001-5560	10.A	12/14/2005

10.B*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.C*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.D*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.E*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.F*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan					X

10.G*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.H*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.I*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-K	001-5560	10.N	12/23/2002

10.J	Form of Shareholders Agreement, dated as of December 16, 2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc.	S-4	333-83768	10	5/10/2002

10.K	Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers)	10-K	001-5560	10.AA	12/23/2002

10.L*	2002 Skyworks Solutions, Inc. Employee Stock Purchase Plan	10-K	001-5560	10.CC	12/23/2002

10.M	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.N	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.O	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

10.P	Terms Agreement, dated as of September 9, 2003, by and among the Company and Credit Suisse First Boston	8-K	001-5560	1.1	9/10/2003

10.Q*	Form of Notice of Grant of Stock Option for the Company’s 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004

10.R*	Fiscal 2007 Executive Incentive Compensation Plan					X

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.S*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan	8-K	001-556	10.1	5/04/2005

10.T*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-556	10.2	5/04/2005

10.U*	Form of Notice of Grant of Stock Option for the Company’s 2001 Directors Plan	8-K	001-556	10.3	5/04/2005

10.V*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.W*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.X*	Severance and Change in Control Agreement, dated May 31, 2005, between the Company and David J. Aldrich	8-K	001-5560	10.1	5/31/2005

10.Y*	Severance and Change in Control Agreement between the Company and Liam K. Griffin	8-K	001-5560	10.2	5/31/2005

10.Z*	Severance and Change in Control Agreement between the Company and Allan M. Kline	8-K	001-5560	10.3	5/31/2005

10.AA*	Severance and Change in Control Agreement between the Company and George M. LeVan	8-K	001-5560	10.4	5/31/2005

10.BB*	Severance and Change in Control Agreement between the Company and Gregory L. Waters	8-K	001-5560	10.5	5/31/2005

10.CC*	Severance and Change in Control Agreement between the Company and Kevin D. Barber	8-K	001-5560	10.6	5/31/2005

10.DD*	Severance and Change in Control Agreement between the Company and Mark V. B. Tremallo	8-K	001-5560	10.7	5/31/2005

10.EE*	Skyworks Solutions, Inc. Restricted Stock Agreement Granted Under 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.FF*	Amended and Restated Severance and Change in Control Agreement between the Company and Kevin D. Barber					X

11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]					X

12	Computation of Ratios					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP.					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

	Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.