Form 10-Q
period 2006-12-29
SKYWORKS SOLUTIONS INC
filed 2007-02-07
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
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
Registrant’s telephone number, including area code: (781) 376-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, par value $.25 per share	163,206,598

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended

	December 29,	December 30,
	2006	2005

Net revenues	$196,030	$198,325
Cost of goods sold (includes share-based compensation expense of $125 and $350 for the three-month period ended December 29, 2006 and December 30, 2005, respectively)	120,714	123,602

Gross profit	75,316	74,723
Operating expenses:
Research and development (includes share-based compensation expense of $486 and $1,418 for the three-month period ended December 29, 2006 and December 30, 2005, respectively)	30,412	42,430
Selling, general and administrative (includes share-based compensation expense of $1,415 and $1,263 for the three-month period ended December 29, 2006 and December 30, 2005, respectively)	24,028	23,253
Restructuring and special charges	5,473	—
Amortization of intangible assets	536	536

Total operating expenses	60,449	66,219

Operating income	14,867	8,504
Interest expense	(3,249)	(3,812)
Other income, net	2,155	2,319

Income before income taxes	13,773	7,011
Provision for income taxes	1,736	2,724

Net income	$12,037	$4,287

Per share information:
Net income, basic and diluted	$0.07	$0.03

Number of weighted-average shares used in per share computations, basic	161,183	158,573

Number of weighted-average shares used in per share computations, diluted	162,880	158,827

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	December 29,	September 29,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$113,932	$136,749
Short-term investments	63,100	28,150
Restricted cash	6,302	6,302
Receivables, net of allowance for doubtful accounts of $36,857 and $37,022, respectively	163,262	158,798
Inventories	71,379	81,529
Other current assets	8,110	9,315

Total current assets	426,085	420,843
Property, plant and equipment, less accumulated depreciation and amortization of $258,517 and $250,195, respectively	147,154	150,383
Goodwill	492,045	493,389
Intangible assets, less accumulated amortization of $11,591 and $11,055, respectively	15,050	15,586
Deferred tax assets	894	251
Other assets	11,185	10,044

Total assets	$1,092,413	$1,090,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$229,335	$50,000
Accounts payable	56,068	73,071
Accrued compensation and benefits	31,931	25,297
Other current liabilities	21,551	27,252

Total current liabilities	338,885	175,620
Long-term debt, less current maturities	—	179,335
Other long-term liabilities	6,599	6,448

Total liabilities	345,484	361,403

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 163,126 shares issued and 163,020 shares outstanding at December 29, 2006 and 161,690 shares issued and 161,659 shares outstanding at September 29, 2006	40,755	40,414
Additional paid-in capital	1,357,151	1,351,190
Treasury stock	(676)	(173)
Accumulated deficit	(649,702)	(661,739)
Accumulated other comprehensive loss	(599)	(599)

Total stockholders’ equity	746,929	729,093

Total liabilities and stockholders’ equity	$1,092,413	$1,090,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-months Ended
	December 29,	December 30,
	2006	2005

Cash flows from operating activities:
Net income	$12,037	$4,287
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,026	3,031
Depreciation	9,502	9,144
Charge in lieu of income tax expense	1,344	1,417
Amortization of intangible assets	536	536
Amortization of deferred financing costs	311	399
Contribution of common shares to savings and retirement plans	1,000	616
Non-cash restructuring expense	419	—
Deferred income taxes	(656)	827
Loss (Gain) on sales of assets	10	(764)
Provision for losses (recoveries) on accounts receivable	(165)	114
Changes in assets and liabilities:
Receivables	(4,299)	649
Inventories	10,265	(878)
Other assets	(652)	(925)
Accounts payable	(17,004)	20
Other liabilities	1,086	3,527

Net cash provided by operating activities	15,760	22,000

Cash flows from investing activities:
Capital expenditures	(6,284)	(13,633)
Sale of short-term investments	163,983	383,101
Purchase of short-term investments	(198,933)	(384,746)

Net cash (used in) investing activities	(41,234)	(15,278)

Cash flows from financing activities:
Repurchase of treasury stock	(503)	—
Exercise of stock options	3,160	248

Net cash provided by financing activities	2,657	248

Net increase (decrease) in cash and cash equivalents	(22,817)	6,970
Cash and cash equivalents at beginning of period	136,749	116,522

Cash and cash equivalents at end of period	$113,932	$123,492

Supplemental cash flow disclosures:
Taxes paid	$382	$999

Interest paid	$5,143	$6,174

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$—	$750

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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three-month period ended December 29, 2006 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 29, 2006 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and the first quarters of fiscal 2007 and fiscal 2006 ended on December 29, 2006 and December 30, 2005, respectively.
NOTE 2. COMPREHENSIVE INCOME (LOSS)
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

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 29, 2006	(599)	(599)
Change in period	—	—

Balance as of December 29, 2006	$(599)	$(599)

NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of December 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term available for sale securities:
Auction rate securities	$63,100	$—	$—	$63,100

Total marketable securities	$63,100	$—	$—	$63,100

Marketable securities are categorized as available for sale and are summarized as follows as of September 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Short-term available for sale securities:
Auction rate securities	$28,150	$—	$—	$28,150

Total marketable securities	$28,150	$—	$—	$28,150

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	December 29,	September 29,
	2006	2006
Raw materials	$9,100	$9,476
Work-in-process	45,384	52,097
Finished goods	16,895	19,956

	$71,379	$81,529

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 29,	September 29,
	2006	2006
Land	$9,423	$9,423
Land and leasehold improvements	3,691	3,990
Buildings	56,773	55,983
Machinery and equipment	312,336	308,618
Construction in progress	23,448	22,564

	405,671	400,578
Accumulated depreciation and amortization	(258,517)	(250,195)

	$147,154	$150,383

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		As of
		December 29, 2006			September 29, 2006
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$492,045	$—	$492,045	$493,389	$—	$493,389

Amortized intangible assets
Developed technology	10	$10,550	$(5,743)	$4,807	$10,550	$(5,525)	$5,025
Customer relationships	10	12,700	(5,726)	6,974	12,700	(5,408)	7,292
Other	3	122	(122)	—	122	(122)	—

		23,372	(11,591)	11,781	23,372	(11,055)	12,317
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,641	$(11,591)	$15,050	$26,641	$(11,055)	$15,586

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended
	December 29,	December 30,
	2006	2005

Amortization expense	$536	$536
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during period	(1,344)	—	—	—	—	(1,344)

Balance as of December 29, 2006	$492,045	$10,550	$12,700	$3,269	$122	$518,686

The deduction to goodwill in the three-month period ended December 29, 2006 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $30.6 million as of December 29, 2006.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 29,	September 29,
	2006	2006
Junior notes	$179,335	$179,335
Less-current maturities	179,335	—

	$—	$179,335

SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	December 29,	September 29,
	2006	2006
Junior notes	$179,335	$—
Credit Facility	50,000	50,000

	$229,335	$50,000

Junior notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior notes at any time after November 20, 2005. The redemption price of the Junior notes between the period November 20, 2005 through November 14, 2006, was $1,011.875 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The redemption price of the notes beginning on November 15, 2006 and thereafter is $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year.
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of December 29, 2006, Skyworks USA had borrowed $50.0 million under this agreement.

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

NOTE 9.	GUARANTEES AND INDEMNITIES
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

NOTE 10.	RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended
	December 29,	December 30,
	2006	2005

Restructuring and special charges	$5,473	$—

	$5,473	$—

Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
2006 RESTRUCTURING CHARGES AND OTHER
On September 29, 2006, the Company implemented a plan to exit its baseband product area in order to focus on its core business encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action.
The Company recorded additional restructuring charges of $5.5 million related to the exit of the baseband product area in the first fiscal quarter of 2007. These charges consist of $4.1 million relating to the exit of certain operating leases, and $1.4 million for the write down of a technology license.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and	Workforce	Asset
	Facility Closings	Software Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,079	1,394	—	—	5,473
Non-cash items	—	(419)	—	—	(419)
Cash payments	(352)	(74)	(7,942)	—	(8,368)

Restructuring balance, December 29, 2006	$3,832	$4,058	$5,128	$—	$13,018

The Company anticipates that substantially all of the remaining payments associated with the exit of the baseband product area will be remitted by the end of fiscal year 2007. However, certain costs primarily associated with the facility closings (where the operating leases extend beyond the end of fiscal year 2007) will be remitted in periods beyond fiscal 2007.
PRE-MERGER ALPHA RESTRUCTURING PLAN
The Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the first quarters of fiscal 2007 and fiscal 2006, payments related to the restructuring reserves assumed from Alpha were $0.1 million and $0.1 million, respectively. As of December 29, 2006 and December 30, 2005, the restructuring reserve balance related to Alpha was $0.6 million and $0.9 million, respectively, and primarily related to estimated future payments on a lease that expires in 2008.

NOTE 11.	SEGMENT INFORMATION
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

NOTE 12.	EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ending December 29, 2006 and December 30, 2005 included share-based compensation expense under SFAS 123(R) of $2.0 million and $3.0 million, respectively. Share-based compensation expense for the three-month period ended December 29, 2006 included $0.8 million on employee stock options, $0.6 million on non-vested restricted stock with service and market conditions, $0.3 million on non-vested restricted stock with service conditions and $0.3 million on the Employee Stock Purchase Plan (“ESPP”). Share-based compensation expense for the three-month period ended December 30, 2005 included $2.4 million on employee stock options, $0.1 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.4 million on the ESPP.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 4.6 million shares through December 31, 2012. There were no shares of common stock purchased under these plans during the three-month periods ended December 29, 2006 and December 30, 2005. At December 29, 2006, 1.7 million shares were available for purchase under these plans. The Company recognized compensation expense of $0.3 million and $0.4 million for the three-month periods ended December 29, 2006 and December 30, 2005, respectively.
Employee Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of December 29, 2006, a total of 46.8 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for granting of future awards to employees and directors under these plans was 12.5 million at December 29, 2006. In addition, options outstanding as of December 29, 2006 include 8.9 million options issued in connection with the Merger. The remaining unrecognized compensation expense on stock options at December 29, 2006 was $23.3 million. The weighted average period over which the cost is expected to be recognized is approximately 2.9 years.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Three-months Ended
	December 29,	December 30,
(In thousands)	2006	2005

Shares of common stock outstanding	163,020	159,290

Granted	2,550	2,978
Cancelled/forfeited	(1,715)	(921)
Expired	—	—

Net options granted	835	2,057

Grant dilution (1)	0.5%	1.3%

Exercised	670	56

Exercise dilution (2)	0.4%	0.0%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the three-month period ended December 29, 2006, the dilutive effect of in-the-money employee stock options was approximately 1.7 million shares or 1.0% of the basic shares outstanding based on the Company’s average share price of $6.98.
General Option Information
A summary of stock option transactions follows (shares in thousands):

	Shares
	Available for
	Grant	Options Outstanding
			Weighted average
			exercise price of
	Shares	Shares	shares under plan

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(5,770)	3,869	5.19
Exercised	—	(393)	4.44
Cancelled/forfeited (2)	2,386	(4,176)	12.65
Additional shares reserved	10,000	—	—

Balance outstanding at September 29, 2006	15,031	30,878	$12.17
Granted (1)	(3,450)	2,550	6.73
Exercised	—	(671)	4.71
Cancelled/forfeited (2)	906	(1,715)	13.85

Balance outstanding at December 29, 2006	12,487	31,042	$11.79

(1)	“Granted” under “Shares Available for Grant” includes restricted stock grants for the three-month period ended December 29, 2006 and for the year ended September 29, 2006 of 0.6 million shares and 1.0 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted stock grants are deemed equivalent to the issue of 0.9 million and 1.6 million stock options, respectively. “Granted” under “Shares Available for Grant” for the year ended September 29, 2006 also includes performance awards of 0.2 million shares. Pursuant to the plan under which they were awarded, these performance shares are deemed equivalent to the issue of 0.3 million stock options.

(2)	“Cancelled” under “Shares Available for Grant” do not include any cancellations under terminated plans. For the three-month period ended December 29, 2006 and for the year ended September 29, 2006 cancellations under terminated plans were 0.8 million and 1.8 million, respectively.
The following table summarizes information concerning currently outstanding and exercisable options as of December 29, 2006 (Shares and Aggregate Intrinsic Value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average			remaining	average
Range of exercise	Number	contractual	exercise price per	Aggregate Intrinsic	Options	contractual	exercise price per	Aggregate Intrinsic
Prices	outstanding	life (years)	share	Value	exercisable	life (years)	share	Value

$0.83 - $4.99	5,185	6.2	$4.75	$12,098	3,317	5.8	$4.62	$8,156
$5.07 - $8.33	5,335	8.0	$6.56	$3,364	1,188	6.6	$6.63	$859
$8.35 - $9.18	6,751	6.6	$9.06	—	5,348	7.2	$9.09	—
$9.19 - $16.26	6,197	4.5	$12.27	—	6,068	4.9	$12.30	—
$16.29 - $21.31	6,143	3.2	$19.64	—	6,143	3.3	$19.64	—
$21.56 - $170.44	1,431	3.0	$33.95	—	1,431	3.1	$33.95	—

	31,042	5.5	$11.79	$15,462	23,495	4.6	$13.44	$9,015

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.08 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the three-month periods ended December 29, 2006 and December 30, 2005 were $1.6 million and $0.1 million, respectively. The fair value of stock options vested at December 29, 2006 and December 30, 2005 were $68.0 million and $67.8 million, respectively. The total number of in-the-money options exercisable as of December 29, 2006 was 4.1 million. As of September 29, 2006, 23.1 million options were exercisable at a weighted average exercise price of $14.05.
General Nonvested (“Restricted”) Shares and Performance Shares Information
A summary of the restricted share and performance share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value
Balance Outstanding at September 30, 2005	161	$5.20
Granted	1,094	5.14
Vested	(89)	4.94
Forfeited	(12)	5.14

Balance Outstanding at September 29, 2006	1,154	$5.17
Granted	626	6.74
Vested	(242)	4.99
Forfeited	(25)	5.47

Balance Outstanding at December 29, 2006	1,513	$5.84

281,941 restricted stock awards and 49,000 performance awards are vested at December 29, 2006.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the three-month periods ended December 29, 2006 and December 30, 2005 which was allocated as follows:

	Three-months Ended
	December 29,	December 30,
(In thousands)	2006	2005
Cost of sales	125	350
Research and development	486	1,418
Selling, general and administrative	1,415	1.263

Share-based compensation expense included in operating expenses	$2,026	$3,031

As of December 29, 2006 and December 30, 2005, the Company had capitalized share-based compensation expense of $0.1 million and $0.4 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three-month periods ended December 29, 2006 and December 30, 2005 because we have established a valuation allowance against our net deferred tax assets.
The weighted-average estimated fair value of employee stock options granted during the three-month period ended December 29, 2006 and December 30, 2005 was $3.77 per share and $3.06 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three-months Ended
	December 29, 2006	December 30, 2005

Expected volatility	57.32%	66.02%
Risk free interest rate (7 year contractual life options)	4.64%	4.45%
Risk free interest rate (10 year contractual life options)	4.63%	4.45%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.57	4.42
Expected option life (10 year contractual life options)	5.86	5.84

The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at December 29, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 4.5 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 4.5 years between June 2002 (post-Merger) and December 29, 2006. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the three-month period ended December 29, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 12.85%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
NOTE 13. EARNINGS PER SHARE

	Three-months Ended
	December 29,	December 30,
(In thousands, except per share amounts)	2006	2005

Net income	$12,037	$4,287

Weighted average shares outstanding — basic	161,183	158,573
Effect of dilutive stock options and restricted stock	1,697	254

Weighted average shares outstanding — diluted	162,880	158,827

Net income per share — basic	$0.07	$0.03
Effect of dilutive stock options	—	—

Net income per share — diluted	$0.07	$0.03

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options using the treasury stock method, and debt securities on an if-converted basis, if their effect is dilutive.
Debt securities convertible into approximately 19.8 million shares and equity based awards exercisable for approximately 21.5 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended December 29, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.5 million in net income for the three-month period ended December 29, 2006, the debt securities would have been dilutive to earnings per share. Debt securities convertible into approximately 25.4 million shares and equity based awards exercisable for approximately 26.1 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended December 30, 2005 as their effect would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, under the heading “Certain Business Risks” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.
RESULTS OF OPERATIONS
THREE-MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three-month periods ended December 29, 2006 and December 30, 2005:

	Three-months Ended
	December 29,	December 30,
	2006	2005

Net revenues	100.0%	100.0%
Cost of goods sold	61.6	62.3

Gross margin	38.4	37.7
Operating expenses:
Research and development	15.5	21.4
Selling, general and administrative	12.2	11.7
Restructuring and other charges	2.8	—
Amortization	0.3	0.3

Total operating expenses	30.8	33.4

Operating income	7.6	4.3
Interest expense	(1.7)	(1.9)
Other income, net	1.1	1.2

Income before income taxes	7.0	3.6
Provision for income taxes	0.9	1.4

Net income	6.1%	2.2%

GENERAL
During the three-month period ended December 29, 2006, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
•	We substantially concluded the exit of our baseband product area and we are now focused on our core higher growth power amplifier, front-end modules, radio solution and linear product areas. We recorded additional restructuring charges of $5.5 million related to the write-down of technology licenses and lease termination costs;

•	We achieved cash provided by operations of $15.8 million for the three-month period ended December 29, 2006 and operating income of $14.9 million.

•	While overall revenues declined, revenues from our Linear Products area increased by 61.4% from the quarter ended December 30, 2005 to the quarter ended December 29, 2006. This increase was offset by a decrease in revenues from our baseband product area (due to our exit of this product area) for the three- month period ended December 29, 2006 as compared to the first quarter of fiscal 2006;

•	We achieved operating income of $14.9 million in the first quarter of fiscal 2007 as compared to operating income of $8.5 million in the first quarter of fiscal 2006. This 74.8% increase in operating income was primarily the result of a reduction in research and development costs of $12.0 million resulting from the exit of our baseband product area. Additionally, gross profit in aggregate dollars and as a percentage of sales improved in the first quarter of fiscal 2007 as compared to the corresponding period in the prior year due to the achievement of a richer revenue mix partially offset by costs related to the overall reduction in inventory levels. More specifically, gross margin as a percentage of revenue increased to 38.4% from 37.7% for the quarter ended December 29, 2006 as compared to the three-month period ended December 30, 2005.

•	We recorded $2.0 million in share-based compensation expense during the three-month period ended December 29, 2006 as compared to $3.0 million in the corresponding period in fiscal 2006. Approximately $0.1 million, $0.5 million and $1.4 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively, for the three-month period ended December 29, 2006;
SHARED-BASED PAYMENTS
We grant stock options to purchase our common stock to our employees and directors under our stock option plans. We also grant restricted stock to certain key employees, which may have service, market or performance based conditions attached, and we also grant performance shares to certain of our key employees. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment.” Effective October 1, 2005, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123(R) for the three-month period ended December 29, 2006 was $2.0 million. At December 29, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $23.3 million. The weighted average period over which the unrecognized estimated compensation expense related to non-vested stock options will be recognized is 2.9 years. Stock options, before forfeitures and cancellations, granted during the three-month period ended December 29, 2006 represented 1.6% of the Company’s outstanding shares as of December 29, 2006.
At December 29, 2006, total unrecognized estimated compensation for restricted stock (nonvested awards) was $7.3 million.

The Company uses the Black-Scholes option-pricing model to determine the fair value of its share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
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

During fiscal 2005, fiscal 2006, and fiscal 2007 we elected to gradually transition more of our share-based compensation awards to restricted stock (with service, market or performance based conditions) from traditional stock options.
We granted 222,000 performance units during the fiscal year ended September 29, 2006, pursuant to which recipients will receive Skyworks common stock if certain milestones are achieved. Of the 222,000 performance units, we issued 49,000 shares in fiscal 2006 as a result of milestone achievement. In addition, certain other milestones were deemed to be highly probable of achievement at December 29, 2006, thus we recorded compensation expense for the three-month period ended December 29, 2006.
We used an arithmetic average of historical volatility and implied volatility to calculate our expected volatility at December 29, 2006. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 4.50 years of our existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on our common stock. We concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R). Utilizing this methodology results in a volatility of 57.32% for the three-month period ended December 29, 2006.
The expected life of employee stock options represents a calculation based upon the historical exercise experience of our stock options over the 4.5 years from June 2002 (post-Merger) to December 29, 2006. We determined that we had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively. This methodology results in an expected term calculation of 4.57 and 5.86 years, respectively.
The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.64% and 4.63% for stock options with a contractual life of 7 years and 10 years, respectively, at December 29, 2006).
The post-vesting forfeiture rate is estimated using historical option cancellation information (weighted-average of 12.85% at December 29, 2006).
NET REVENUES

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Net revenues	$196,030	(1.2)%	$198,325
We market and sell our semiconductor products (including power amplifiers, front-end modules, radio solutions and linear products among others) to top tier OEMs of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues decreased 1.2% overall for the first fiscal quarter of 2007 as compared to the first fiscal quarter of 2006. However, revenues from our Linear Product area increased 61.4% in the first fiscal quarter of 2007 as compared to the corresponding period in fiscal 2006. However, this increase was completely offset by a decline in revenues from our baseband product area as we implemented a plan to exit the baseband product area in September 2006. Overall average selling prices declined by approximately 8.3% in the first quarter of fiscal 2007 as compared to the corresponding period in the prior year. Net revenues from our top three customers increased to 54.3% in the first quarter of fiscal 2007 from 52.8% in the first quarter of fiscal 2006.

GROSS PROFIT

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Gross profit	$75,316	0.8%	$74,723
% of net revenues	38.4%		37.7%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation) associated with product manufacturing and sustaining engineering expenses pertaining to products sold.
Gross profit increased both in aggregate dollars and as a percentage of revenue for the three-months ended December 29, 2006 when compared to the corresponding period in the previous fiscal year. The increase in gross profit as a percentage of revenue was principally due to a richer revenue mix partially offset by costs related to the overall reduction in inventory levels. Additionally, we benefited from higher contribution margins received from the licensing of intellectual property during the first quarter of fiscal year 2007 as compared to the corresponding quarter in fiscal 2006.
RESEARCH AND DEVELOPMENT

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Research and development	$30,412	(28.3)%	$42,430
% of net revenues	15.5%		21.4%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The decrease in research and development expenses for the three-months ended December 29, 2006 when compared to the corresponding period in the previous fiscal year is predominantly attributable to decreased labor and benefit costs as a result of the workforce reductions associated with the exit of our baseband product area. In addition, efficiencies were achieved in the utilization of outside services, business travel and hardware/software costs. We also incurred lower research and development related share-based compensation expense in the first quarter of fiscal 2007 as compared to the same period in the prior year related to terminated baseband product personnel.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Selling, general and administrative	$24,028	3.3%	$23,253
% of net revenues	12.2%		11.7%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses increased for the three-months ended December 29, 2006 when compared to the corresponding period in the previous fiscal year primarily as the result of higher legal expenses and an increase in employee incentive costs. These cost increases were partially offset by lower marketing communication expenses incurred in the first quarter of fiscal 2007.

RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Restructuring and special charges	$5,473	100.0%	$—
% of net revenues	2.8%		0.0%
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
For the three-month period ended December 29, 2006, we recorded an additional $1.4 million related to the write-down of technology licenses and design software, and $4.1 million related to lease obligations associated with the shut-down of certain locations associated with the baseband product area.
On September 29, 2006, we implemented a plan to exit our baseband product area in order to focus on our core business encompassing linear products, radio solutions, power amplifiers and front-end modules.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Interim Consolidated Financial Statements
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Amortization	$536	0.0%	$536
% of net revenues	0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period.
INTEREST EXPENSE

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Interest expense	$3,249	(14.8)%	$3,812
% of net revenues	1.7%		1.9%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly-owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”) and the Company’s 4.75% convertible subordinated notes (the “Junior Notes”).
The decrease in interest expense for the three-month period ended December 29, 2006 when compared to the corresponding period in fiscal 2006 is primarily due to the retirement of $50.7 million of our Junior Notes in March 2006 and the associated decrease in required interest payments.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Other income, net	$2,155	(7.1)%	$2,319
% of net revenues	1.1%		1.2%

Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The decrease in other income for the three-month period ended December 29, 2006 when compared to the corresponding period in the previous fiscal year is primarily related to a translation gain recorded on the remeasurement of accounts for the three-month period ended December 30, 2005. There were no significant gains or losses recorded in the same period in fiscal 2007.
PROVISION FOR INCOME TAXES

	Three-months Ended
	December 29,		December 30,
(dollars in thousands)	2006	Change	2005

Provision for income taxes	$1,736	(36.3)%	$2,724
% of net revenues	0.9%		1.4%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historical income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of December 29, 2006, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three-months ended December 29, 2006 and December 30, 2005 consists of approximately $1.3 million and $1.4 million, respectively, of U.S. income taxes recorded as a charge reducing the carrying value of goodwill. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
In addition, the provision for income taxes for the three-months ended December 29, 2006 and December 30, 2005, consists of approximately $0.2 million and $1.1 million of foreign income taxes incurred by foreign operations, respectively. The provision for income taxes for the three-months ended December 29, 2006 and December 30, 2005 included $0.0 million and $0.8 million of foreign taxes related to the reduction of the carrying value of the deferred tax asset attributable to our Mexico operations. In 2006, the Company reorganized its Mexico operations. As a result, the long-term deferred tax asset relating to the impairment of its Mexico assets was written off because the machinery and equipment was transferred to a United States Company. Therefore, the income tax provision for December 29, 2006 does not include any amortization related to this deferred tax asset.
For the three-months ended December 29, 2006, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of our other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.
LIQUIDITY AND CAPITAL RESOURCES

	Three-months Ended
(dollars in thousands)	December 29, 2006	December 30, 2005

Cash and cash equivalents at beginning of period	$136,749	$116,522

Net cash provided by operating activities	15,760	22,000

Net cash (used in) investing activities	(41,234)	(15,278)

Net cash provided by financing activities	2,657	248

Cash and cash equivalents at end of period	$113,932	$123,492

Based on our results of operations for fiscal 2006 and the first quarter of fiscal 2007 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments along with our ability to access financial markets for additional debt or equity financing, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Cash, cash equivalent balances and short-term investments increased $12.1 million to $177.0 million at December 29, 2006 from $164.9 million at September 29, 2006. The number of days sales outstanding for the three-months ended December 29, 2006 decreased to 76 from 79 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three-months ended December 29, 2006 were 6.8 compared to 6.3 for the corresponding period in the previous fiscal year.
During the three-months ended December 29, 2006, we generated $15.8 million in cash from operating activities as we achieved net income of $12.0 million, experienced a decrease in inventory balances of $10.3 million and an increase in other liabilities of $1.1 million offset by an increase in receivables of $4.3 million and a decrease in accounts payables of $17.0 million. We incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense and non-cash restructuring expense) totaling $15.1 million.
Cash used in investing activities for the three-months ended December 29, 2006, consisted of net purchases of $35.0 million in auction rate securities and capital expenditures of $6.3 million primarily related to the purchase of equipment utilized to support an anticipated expanded level of highly integrated product demand requiring more technologically enhanced manufacturing capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash provided by financing activities for the three-months ended December 29, 2006, primarily is comprised of cash provided by stock option exercises of $3.2 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $15.8 million in future periods. We anticipate the majority of these payments will be remitted in fiscal 2007. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 29, 2006 has not materially changed since we filed that report, with the exception that we reclassified our convertible subordinated notes from long-term debt to short-term debt in the quarter ended December 29, 2006 due to the fact that such notes become due in November 2007. Our short-term debt is more fully described in Note 7 of this Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors disclosed in Item 1A, of our Annual Report on Form 10-K for the year ended September 29, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 29, 2006:

Maximum Number (or
Approximately
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
November 7, 2006	74,677 (1)	$6.73	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were purchased by us, at the fair market value of the common stock on November 7, 2006, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our executive officers and key employees.

(2)	We have no publicly announced plans or programs.

ITEM 6.	EXHIBITS

Number	Description

10.L	Skyworks Solutions Inc 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/06)

10.S	Skyworks Solutions Inc 2005 Long-Term Incentive Plan (as amended 1/31/06)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: February 7, 2007

	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Allan M. Kline
Allan M. Kline, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.L	Skyworks Solutions Inc 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/06)

10.S	Skyworks Solutions Inc 2005 Long-Term Incentive Plan (as amended 1/31/06)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.