Form 10-Q
period 2007-03-30
SKYWORKS SOLUTIONS INC
filed 2007-05-09
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 1-5560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts (Address of principal executive offices) Registrant’s telephone number, including area code:	01801 (Zip Code) (781) 376-3000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007

Common Stock, par value $.25 per share	159,898,909

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net revenues	$180,210	$185,234	$376,240	$383,559
Cost of goods sold (includes share-based compensation expense of $276 and $401 for the three and six-months ended March 30, 2007, respectively, and $560 and $910 for the three and six-months ended March 31, 2006, respectively)	111,508	115,884	232,222	239,486

Gross profit	68,702	69,350	144,018	144,073
Operating expenses:
Research and development (includes share-based compensation expense of $1,622 and $2,108 for the three and six-months ended March 30, 2007, respectively, and $1,531 and $2,949 for the three and six-months ended March 31, 2006, respectively)	31,383	40,557	61,795	82,987
Selling, general and administrative (includes share-based compensation expense of $2,147 and $3,562 for the three and six-months ended March 30, 2007, respectively, and $1,497 and $2,759 for the three and six-months ended March 31, 2006, respectively)	23,750	25,710	47,778	48,963
Restructuring and special charges	—	—	5,473	—
Amortization of intangible assets	536	536	1,072	1,072

Total operating expenses	55,669	66,803	116,118	133,022

Operating income	13,033	2,547	27,900	11,051
Interest expense	(4,114)	(4,446)	(7,363)	(8,258)
Other income, net	2,903	2,430	5,058	4,749

Income before income taxes	11,822	531	25,595	7,542
Provision for income taxes	(375)	(395)	1,361	2,329

Net income	$12,197	$926	$24,234	$5,213

Per share information:
Net income, basic and diluted	$0.08	$0.01	$0.15	$0.03

Number of weighted-average shares used in per share computations, basic	160,687	159,084	160,935	158,828

Number of weighted-average shares used in per share computations, diluted	161,972	159,629	162,125	159,212

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	March 30,
	2007	September 29,
	(Unaudited)	2006
ASSETS

Current assets:
Cash and cash equivalents	$152,447	$136,749
Short-term investments	64,050	28,150
Restricted cash	6,302	6,302
Receivables, net of allowance for doubtful accounts of $36,824 and $37,022, respectively	161,192	158,798
Inventories	76,186	81,529
Other current assets	8,004	9,315

Total current assets	468,181	420,843
Property, plant and equipment, less accumulated depreciation and amortization of $263,939 and $250,195, respectively	148,921	150,383
Goodwill	492,716	493,389
Intangible assets, less accumulated amortization of $12,005 and $10,933, respectively	14,514	15,586
Deferred tax assets	743	251
Other assets	15,740	10,044

Total assets	$1,140,815	$1,090,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$89,406	$50,000
Accounts payable	60,698	73,071
Accrued compensation and benefits	29,307	25,297
Other current liabilities	17,760	27,252

Total current liabilities	197,171	175,620
Long-term debt, less current maturities	200,000	179,335
Other long-term liabilities	6,658	6,448

Total liabilities	403,829	361,403

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 163,931 shares issued and 159,559 shares outstanding at March 30, 2007 and 161,690 shares issued and 161,659 shares outstanding at September 29, 2006	39,890	40,414
Additional paid-in capital	1,366,040	1,351,190
Treasury stock	(30,840)	(173)
Accumulated deficit	(637,505)	(661,739)
Accumulated other comprehensive loss	(599)	(599)

Total stockholders’ equity	736,986	729,093

Total liabilities and stockholders’ equity	$1,140,815	$1,090,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	March 30,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$24,234	$5,213
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,071	6,618
Depreciation	18,830	18,429
Charge in lieu of income tax expense	673	—
Amortization of intangible assets	1,072	1,072
Amortization of deferred financing costs	1,290	1,370
Contribution of common shares to savings and retirement plans	3,633	4,521
Non-cash restructuring expense	419	—
Deferred income taxes	(510)	1,801
Loss (gain) on sales of assets	209	(760)
Property held for sale	—	(517)
Provision for losses (recoveries) on accounts receivable	(198)	161
Changes in assets and liabilities:
Receivables	(2,197)	(1,125)
Inventories	5,646	(14,644)
Other assets	114	(2,706)
Accounts payable	(12,373)	2,457
Other liabilities	(5,271)	959

Net cash provided by operating activities	41,642	22,849

Cash flows from investing activities:
Capital expenditures	(17,577)	(26,060)
Sale of short-term investments	353,533	729,905
Purchase of short-term investments	(389,433)	(676,836)

Net cash provided by (used in) investing activities	(53,477)	27,009

Cash flows from financing activities:
Proceeds from notes offering	200,000	—
Payments on short-term borrowings	(9,929)	—
Payments on long-term borrowings	(130,000)	(50,665)
Deferred financing costs	(6,189)	—
Repurchase of common stock	(30,667)	—
Exercise of stock options	4,318	1,039

Net cash provided by (used in) by financing activities	27,533	(49,626)

Net increase in cash and cash equivalents	15,698	232
Cash and cash equivalents at beginning of period	136,749	116,522

Cash and cash equivalents at end of period	$152,447	$116,754

Supplemental cash flow disclosures:
Taxes paid	$483	$1,356

Interest paid	$8,238	$7,862

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$—	$760

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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six-month period ended March 30, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 29, 2006 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and the second quarters of fiscal 2007 and fiscal 2006 ended on March 30, 2007 and March 31, 2006, respectively. There were 13 and 26 weeks, respectively, in the second quarter and six month period ended March 30, 2007 and March 31, 2006, respectively.
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

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 29, 2006	(599)	(599)
Change in period	—	—

Balance as of March 30, 2007	$(599)	$(599)

NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of March 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$64,050	$—	$—	$64,050

Total marketable securities	$64,050	$—	$—	$64,050

Marketable securities are categorized as available for sale and are summarized as follows as of September 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$28,150	$—	$—	$28,150

Total marketable securities	$28,150	$—	$—	$28,150

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	March 30,	September 29,
	2007	2006
Raw materials	$8,725	$9,476
Work-in-process	46,374	52,097
Finished goods	21,087	19,956

	$76,186	$81,529

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 30,	September 29,
	2007	2006
Land	$9,423	$9,423
Land and leasehold improvements	4,075	3,990
Buildings	61,459	55,983
Machinery and equipment	315,307	308,618
Construction in progress	22,596	22,564

	412,860	400,578
Accumulated depreciation and amortization	(263,939)	(250,195)

	$148,921	$150,383

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		As of
		March 30, 2007			September 29, 2006
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$492,716	$—	$492,716	$493,389	$—	$493,389

Amortized intangible
Developed technology	10	$10,550	$(5,962)	$4,588	$10,550	$(5,525)	$5,025
Customer relationships	10	12,700	(6,043)	6,657	12,700	(5,408)	7,292

		23,250	(12,005)	11,245	23,250	(10,933)	12,317
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,519	$(12,005)	$14,514	$26,519	$(10,933)	$15,586

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Amortization expense	$536	$536	$1,072	$1,072
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Total
Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$519,908
Deductions during period	(673)	—	—	—	(673)

Balance as of March 30, 2007	$492,716	$10,550	$12,700	$3,269	$519,235

The deduction to goodwill during the six-month period ended March 30, 2007 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $31.3 million as of March 30, 2007.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows
(in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 30,	September 29,
	2007	2006
Junior Notes	$49,335	$179,335
2007 Convertible Notes	200,000	—

Long-term debt	$249,335	$179,335

Less-current maturities	49,335	—

	$200,000	$179,335

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consists of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consists of $100.0 million of 1.50% convertible subordinated notes due March 2012. The initial redemption price of the 2007 Convertible Notes prior to maturity is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date.

Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including with respect to the 2007 Convertible Notes issued in March 2007.
SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	March 30,	September 29,
	2007	2006
Junior Notes	$49,335	$—
Facility Agreement	40,071	50,000

	$89,406	$50,000

Junior Notes represent the Company’s 4.75% convertible subordinated notes due November 2007. These Junior Notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company may redeem the Junior Notes at any time for $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders may require the Company to repurchase the Junior Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on May 15 and November 15 of each year. On March 29, 2007, the Company redeemed $130.0 million in aggregate principal amount of the Junior Notes at a redemption price of $1,000 per $1,000 principal amount of notes plus $2.3 million in accrued and unpaid interest.
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of March 30, 2007, Skyworks USA had borrowed $40.1 million under this agreement.
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
From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, and results of operations or cash flows.

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
NOTE 10. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Restructuring and special charges	$—	$—	$5,473	$—

	$—	$—	$5,473	$—

Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
2006 RESTRUCTURING CHARGES AND OTHER
On September 29, 2006, the Company implemented a plan to exit its baseband product area in order to focus on its Core Products encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action.
The Company recorded additional restructuring charges of $5.5 million related to the exit of the baseband product area in the first six-month period of 2007. These charges consist of $4.1 million relating to the exit of certain operating leases, and $1.4 million for the write down of a technology license.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total
Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,079	1,394	—	—	5,473
Reclassification of reserves	—	(643)	643	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(888)	(977)	(11,736)	—	(13,601)

Restructuring balance, March 30, 2007	$3,296	$2,512	$1,977	$—	$7,785

The Company identified approximately $0.6 million of excess license and software write-off reserves at March 30, 2007, and reclassified these reserves for additional requirements for workforce reductions.
The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted by the end of fiscal year 2007. However, certain costs primarily associated with the facility closings (where the operating leases extend beyond the end of fiscal year 2007) and severance payments that extend beyond fiscal 2007 will be remitted in periods beyond fiscal 2007.

PRE-MERGER ALPHA RESTRUCTURING PLAN
The Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. As of March 30, 2007 the restructuring reserve balance related to Alpha was $0.5 million, and primarily related to estimated future payments on a lease that expires in 2008.
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
NOTE 12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ended March 30, 2007 and March 31, 2006 included share-based compensation expense under SFAS 123(R) of $4.1 million and $3.6 million, respectively. Net income for the six-month period ended March 30, 2007 and March 31, 2006 included share-based compensation expense under SFAS 123(R) of $6.1 million and $6.6 million, respectively. Share-based compensation expense for the three-month period ended March 30, 2007 included $2.3 million on employee stock options, $1.0 million on non-vested restricted stock with service and market conditions, $0.3 million on non-vested restricted stock with service conditions, $0.2 million on performance shares, and $0.3 million on the Employee Stock Purchase Plan (“ESPP”). Share-based compensation expense for the three-month period ended March 31, 2006 included $2.9 million on employee stock options, $0.2 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.4 million on the Company’s ESPP. Share-based compensation expense for the six-month period ended March 30, 2007 included $3.1 million on employee stock options, $1.6 million on non-vested restricted stock with service and market conditions, $0.5 million on non-vested restricted stock with service conditions, $0.2 million on performance shares, and $0.7 million on the Employee Stock Purchase Plan (“ESPP”). Share-based compensation expense for the six-month period ended March 31, 2006 included $5.3 million on employee stock options, $0.3 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions and $0.9 million on the Company’s ESPP.
Distribution and Dilutive Effect of Stock Options
The following table illustrates the grant dilution and exercise dilution:

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands)	2007	2006	2007	2006
Shares of common stock outstanding	159,559	160,246	159,559	160,246

Granted	213	453	2,763	3,431
Cancelled/forfeited	(1,643)	(1,506)	(3,358)	(2,427)

Net options granted	(1,430)	(1,053)	(595)	1,004

Grant dilution (1)	(0.9%)	(0.7%)	(0.4%)	0.6%

Exercised	240	174	911	230
Exercise dilution (2)	0.1%	0.1%	0.6%	0.1%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the six-month period ended March 30, 2007, the dilutive effect of in-the-money equity-based awards was approximately 1.2 million shares or 0.7% of the basic shares outstanding based on the Company’s average share price of $6.83.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the three and six-month period ended March 30, 2007 and March 31, 2006 which was allocated as follows:

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
(In thousands)	2007	2006	2007	2006
Cost of sales	276	560	401	910
Research and development	1,622	1,531	2,108	2,949
Selling, general and administrative	2,147	1,497	3,562	2,759

Share-based compensation expense included in operating expenses	$4,045	$3,588	$6,071	$6,618

As of March 30, 2007 and March 31, 2006, the Company had capitalized share-based compensation expense of $0.3 million and $0.4 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three and six-month period ended March 30, 2007 and March 31, 2006 because we have established a valuation allowance against our net U.S. deferred tax assets.
The weighted-average estimated fair value of employee stock options granted during the three and six-month period ended March 30, 2007 was $3.47 per share and $3.75 per share, respectively, and the weighted-average fair value of employee stock options granted during the three and six-month period ended March 31, 2006 was $3.66 per share and $3.14 per share, respectively using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six-months Ended
	March 30,	March 31,
	2007	2006
Expected volatility	57.32%	66.02%
Risk free interest rate (7 year contractual life options)	4.68%	4.86%
Risk free interest rate (10 year contractual life options)	4.68%	4.86%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.57	4.42
Expected option life (10 year contractual life options)	5.86	5.84
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at March 30, 2007. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 4.75 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).

The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 4.75 years between June 2002 (post-Merger) and March 30, 2007. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the three and six-month period ended March 30, 2007 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 12.85%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
NOTE 13. EARNINGS PER SHARE

(In thousands, except per share amounts)	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net income	$12,197	$926	$24,234	$5,213

Weighted average shares outstanding — basic	160,687	159,084	160,935	158,828
Effect of dilutive stock options and restricted stock	1,285	545	1,190	384

Weighted average shares outstanding — diluted	161,972	159,629	162,125	159,212

Net income per share — basic	$0.08	$0.01	$0.15	$0.03
Effect of dilutive stock options	—	—	—	—

Net income per share — diluted	$0.08	$0.01	$0.15	$0.03

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 22.7 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended March 30, 2007 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 20.2 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended March 30, 2007 as their effect would have been anti-dilutive. If the Company had earned at least $19.8 million and $39.6 million in net income for the three and six-month period ended March 30, 2007, respectively, the Junior Notes would have been dilutive to earnings per share. In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including with respect to the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the three or six-month period ended March 30, 2007 as their effect would have been anti-dilutive.

Debt securities convertible into approximately 19.8 million shares and stock options exercisable into approximately 25.0 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended March 31, 2006 as their effect would have been anti-dilutive. Debt securities convertible into approximately 19.8 million shares and stock options exercisable into approximately 25.1 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended March 31, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.8 million and $39.3 million in net income for the three and six-month period ended March 31, 2006, respectively, the debt securities would have been dilutive to earnings per share.

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
RESULTS OF OPERATIONS
THREE AND SIX-MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six-month period ended March 30, 2007 and March 31, 2006:

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.9	62.6	61.7	62.4

Gross margin	38.1	37.4	38.3	37.6
Operating expenses:
Research and development	17.4	21.9	16.4	21.6
Selling, general and administrative	13.2	13.8	12.7	12.8
Restructuring and other charges	—	—	1.5	—
Amortization	0.3	0.3	0.3	0.3

Total operating expenses	30.9	36.0	30.9	34.7

	Three-months Ended		Six-months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Operating income	7.2	1.4	7.4	2.9
Interest expense	(2.3)	(2.4)	(2.0)	(2.2)
Other income, net	1.6	1.3	1.3	1.2

Income before income taxes	6.5	0.3	6.7	1.9
Provision for income taxes	(0.2)	(0.2)	0.4	0.6

Net income	6.7%	0.5%	6.3%	1.3%

GENERAL
During the six-month period ended March 30, 2007, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	Our linear products, front-end solutions and multimode radios comprise our three key ongoing product areas (“Core Products”). While overall revenues declined by $7.3 million, or 1.9%, from the six-month period ended March 31, 2006 to the six-month period ended March 30, 2007, revenues from our Core Products increased by $22.7 million, or 6.4%, from the six-month period ended March 31, 2006 to the six-month period ended March 30, 2007. Revenue growth in our linear products area was the principal contributor to the overall revenue growth from our Core Products. This increase in Core Product revenue was offset by a decrease in revenues of approximately $30 million from our baseband product area (due to our exit of this product area at the end of fiscal 2006) for the six-month period ended March 30, 2007 as compared to the six-month period of fiscal 2006.

▪	We completed a $200.0 million convertible debt offering in March 2007 at an average interest rate of 1.375% and achieved an approximate 35% conversion premium at the time of the offering over the closing market price of our common stock. A portion of these proceeds were utilized to retire $130.0 million of the Junior Notes due in November 2007 carrying an interest rate of 4.75%. We also used $30.7 million to repurchase approximately 4.3 million common shares and reduced the borrowings under our Facility Agreement by $9.9 million to $40.1 million at March 30, 2007.

▪	We achieved cash provided by operations of $41.6 million for the six-month period ended March 30, 2007 and increased cash and short-term investment balances to $222.8 million at March 30, 2007 from $171.2 million at September 29, 2006.

▪	We achieved operating income of $27.9 million in the six-month period ended March 30, 2007 as compared to operating income of $11.1 million in the six-month period ended March 31, 2006. This 152.5% increase in operating income was primarily the result of a reduction in research and development costs of $21.2 million, somewhat offset by a $5.5 million charge to restructuring and other charges in the six-month period ended March 30, 2007. Additionally, gross profit as a percentage of sales improved to 38.3% from 37.6% for the six-month period ended March 30, 2007 as compared to the same period in fiscal 2006, as a result of a richer revenue mix achieved due to the higher gross profit margin Core Products being a greater percentage of overall sales since we exited the lower margin baseband product area. Additionally, we benefited from higher contribution margins received from the licensing and sale of intellectual property during the six-month period ended March 30, 2007, as compared to the corresponding period in fiscal 2006.

▪	We recorded $6.1 million in share-based compensation expense during the six-month period ended March 30, 2007 as compared to $6.6 million in the corresponding period in fiscal 2006. Approximately $0.4 million, $2.1 million and $3.6 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively, for the six-month period ended March 30, 2007.
NET REVENUES

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Net revenues	$180,210	(2.7)%	$185,234	$376,240	(1.9)%	$383,559

We market and sell our semiconductor products (including power amplifiers, front-end modules, radio solutions and linear products among others) to top tier Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors.
Net revenues decreased 2.7% overall for the second fiscal quarter of 2007 as compared to the second fiscal quarter of 2006. Net revenues decreased 1.9% overall for the six-month period ended March 30, 2007 as compared to the corresponding period in fiscal 2006. These overall declines were principally due to an approximate $30 million decline in baseband product area revenues between the first six-months of fiscal 2007 as compared to the first six-months of fiscal 2006. However, revenues from our Core Products increased by $7.7 million or 4.4% for the quarter ended March 30, 2007, as compared to the same period in the prior fiscal year and $22.7 million, or 6.4%, for the six-month period ended March 30, 2007, as compared to the six-month period ended March 31, 2006. Revenue growth in our linear products area was the principal contributor to the overall revenue growth from our Core Products. As a result of the sales of a greater mix of higher functionality, more complex, higher content and differentiated front end solutions and multimode radios as compared to simpler, less complex and lower content solutions, overall average selling prices declined by only 1.7% in the second quarter of fiscal 2007 as compared to 13.5% in the corresponding period of the prior year. Average selling prices declined by only 6.0% in the first six-month period of fiscal 2007 as compared to 15.1% in the corresponding period of fiscal 2006. Net revenues from our top three customers increased to 52.9% in the second quarter of fiscal 2007 from 46.2% in the second quarter of fiscal 2006.
GROSS PROFIT

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Gross profit	$68,702	(0.9)%	$69,350	$144,018	(0.0)%	$144,073
% of net revenues	38.1%		37.4%	38.3%		37.6%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expenses) associated with product manufacturing and sustaining engineering expenses pertaining to products sold.
The increase in gross profit as a percentage of revenue for both the three and six-month period ended March 30, 2007 as compared to the corresponding periods in the previous fiscal year was principally the result of a richer revenue mix achieved due to the higher gross profit margin Core Products being a greater percentage of overall sales since we exited the lower margin baseband product area. Additionally, we benefited from higher contribution margins received from the licensing and sale of intellectual property during the six-month period ended March 30, 2007, as compared to the corresponding period in fiscal 2006. Gross profit in aggregate dollars was relatively unchanged for the three and six-month period ended March 30, 2007 as compared to the prior fiscal year periods because of lower overall revenues, primarily resulting from our exit of the baseband product area.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Research and development	$31,383	(22.6)%	$40,557	$61,795	(25.5)%	$82,987
% of net revenues	17.4%		21.9%	16.4%		21.6%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.

The decrease in research and development expenses both in aggregate dollars and as a percentage of net revenues for the three and six-month period ended March 30, 2007 when compared to the corresponding periods in the previous fiscal year is predominantly attributable to decreased labor and benefit costs as a result of the workforce reductions associated with the exit of our baseband product area at the end of fiscal 2006. In addition, efficiencies were achieved in the utilization of outside services, business travel and hardware/software costs. We also incurred lower research and development related share-based compensation expense during the six-month period ended March 30, 2007, as compared to the same period in the prior year related to terminated baseband product personnel.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Selling, general and administrative	$23,750	(7.6)%	$25,710	$47,778	(2.4)%	$48,963
% of net revenues	13.2%		13.8%	12.7%		12.8%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses decreased both in aggregate dollars and as a percentage of net revenues for the three and six-month period ended March 30, 2007 when compared to the corresponding periods in the previous fiscal year primarily as the result of lower legal and other professional fees. These cost reductions were partially offset by higher incentive costs incurred in the first six months of fiscal 2007 as compared to the prior period.
RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Restructuring and special charges	$—	0.0%	$—	$5,473	100.0%	$—
% of net revenues	0.0%		0.0%	1.5%		0.0%
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
For the six-month period ended March 30, 3007, we recorded an additional $1.4 million related to the write-down of technology licenses and design software, and $4.1 million related to lease obligations associated with the shut-down of certain locations associated with the baseband product area.
On September 29, 2006, we implemented a plan to exit our baseband product area in order to focus on our Core Products encompassing linear products, radio solutions, power amplifiers and front-end modules.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Interim Consolidated Financial Statements.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Amortization	$536	0.0%	$536	$1,072	0.0%	$1,072
% of net revenues	0.3%		0.3%	0.3%		0.3%

In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period.
INTEREST EXPENSE

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Interest expense	$4,114	(7.5)%	$4,446	$7,363	(10.8)%	$8,258
% of net revenues	2.3%		2.4%	2.0%		2.2%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for the three and six-month period ended March 30, 2007 when compared to the corresponding periods in fiscal 2006 is primarily due to the retirement of $50.7 million of our Junior Notes in March 2006 and the associated decrease in required interest payments. We anticipate our interest expense will decline in future periods due to the issuance of our 2007 Convertible Notes at an average rate of 1.375% and the redemption of $130.0 million in higher interest Junior Notes.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Other income, net	$2,903	19.5%	$2,430	$5,058	6.5%	$4,749
% of net revenues	1.6%		1.3%	1.3%		1.2%
Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The increase in other income both in aggregate dollars and as a percentage of net revenues for the three and six-month period ended March 30, 2007 when compared to the corresponding periods in the previous fiscal year is primarily related to both increased interest rates and higher invested cash balances.
PROVISION FOR INCOME TAXES

	Three-months Ended			Six-months Ended
	March 30,		March 31,	March 30,		March 31,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

(Benefit) Provision for income taxes	$(375)	(5.0)%	$(395)	$1,361	(41.6)%	$2,329
% of net revenues	(0.2)%		(0.2)%	0.4%		0.6%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historical income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of March 30, 2007, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three and six-month period ended March 30, 2007 consists of approximately $(0.6) million and $1.0 million, respectively, of U.S. income taxes. Of the total U.S. income tax provision, $(0.7) million and $0.7 million were recorded as a (benefit) charge reducing the carrying value of goodwill for the three and six-month period ended March 30, 2007. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
In addition, the provision for the three and six-month period ended March 30, 2007, consists of approximately $0.2 million and $0.3 million, respectively, of foreign income taxes incurred by foreign operations.
The provision for income taxes for the three and six-month period ended March 31, 2006 consisted of approximately $1.2 million and $2.3 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes for the three and six-month period ended March 31, 2006 consisted of $0.5 million and $1.4 million of foreign taxes related to the reduction of the carrying value of the deferred tax asset attributable to our Mexico operations. In the fourth quarter of fiscal 2006, the Company reorganized its Mexico operations. As a result, the long-term deferred tax asset relating to the impairment of its Mexico assets was written off because the machinery and equipment was transferred to a United States company. Therefore, the income tax provision for the three and six-month period ended March 30, 2007 does not include any amortization related to the deferred to tax asset.
For the six-month period ended March 30, 2007, U.S. income tax was provided on current earnings attributable to our Mexico operations. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.
LIQUIDITY AND CAPITAL RESOURCES

	Six- months Ended
(dollars in thousands)	March 30, 2007	March 31, 2006
Cash and cash equivalents at beginning of period	$136,749	$116,522
Net cash provided by operating activities	41,642	22,849
Net cash (used in) provided by investing activities	(53,477)	27,009
Net cash provided by (used in) financing activities	27,533	(49,626)

Cash and cash equivalents at end of period	$152,447	$116,754

Based on our results of operations for fiscal 2006 and the first six months of fiscal 2007 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Cash and cash equivalent balances and short-term investments increased $51.6 million to $216.5 million at March 30, 2007 from $164.9 million at September 29, 2006. The number of days sales outstanding for the three-month period ended March 30, 2007 decreased to 81 from 85 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three-month period ended March 30, 2007 were 5.9 compared to 5.0 for the corresponding period in the previous fiscal year.
During the six-month period ended March 30, 2007, we generated $41.6 million in cash from operating activities as we achieved net income of $24.2 million, and experienced a decrease in inventory balances of $5.6 million offset by an increase in receivables of $2.2 million, a decrease in accounts payable of $12.4 million, and a decrease in other liabilities of $5.3 million. We incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, charges in lieu of income tax expense, share-based compensation expense and non-cash restructuring expense) totaling $31.5 million.
Cash used in investing activities for the six-month period ended March 30, 2007, consisted of net purchases of $35.9 million in auction rate securities and capital expenditures of $17.6 million. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash provided by financing activities for the six-month period ended March 30, 2007, primarily is comprised of gross proceeds of $200.0 million from our 2007 Convertible Notes offering and stock option exercises of $4.3 million, offset by repayment of $130.0 million on our Junior Notes, repayment of $9.9 million on our Facility Agreement, a common stock buyback of 4.3 million shares at a cost of $30.7 million, and financing costs associated with our 2007 Convertible Notes offering of $6.2 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $7.8 million in future periods. We anticipate the majority of these payments will be remitted in fiscal 2007. However, certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in fiscal 2008 and beyond. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 29, 2006 has not materially changed since we filed that report, with the exception that we reclassified our Junior Notes from long-term debt to short-term debt in the quarter ended December 29, 2006 due to the fact that such notes are due in November 2007. Our short-term debt is more fully described in Note 7 of this Form 10-Q. In addition, on March 2, 2007, the Company issued $200.0 million aggregate principal amount of Convertible Subordinated Notes (“2007 Convertible Notes”). Our long-term debt is more fully described in Note 7 of this Form 10-Q.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on September 29, 2007, the first day of fiscal 2008 and has not yet determined the impact this interpretation will have on our results from operations or financial position.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, although earlier adoption is permitted. The Company has not yet determined the impact that SFAS 158 will have on our results from operations or financial position.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS 159 and the impact that it may have on results of operations or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to foreign exchange and interest rate risk. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
CERTAIN BUSINESS RISKS
In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below were disclosed in our Annual Report on Form 10-K and have been updated as of March 30, 2007.
The wireless semiconductor markets are characterized by intense competition which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are intensely competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share, including RF Micro Devices, Anadigics and TriQuint Semiconductor. As we expand in the linear products market, we will compete with companies in other industries, including Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business would be materially and adversely affected. Sales to our three largest customers in fiscal 2006, Motorola, Inc., Sony Ericsson Mobile Communication AB and Asian Information Technology, Inc., including sales to their manufacturing subcontractors, represented approximately 50% of our net revenue for fiscal 2006. Although we expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2007, a large customer of ours recently experienced reduced demand for its products. A decrease in orders from this customer could materially and adversely affect our results from operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended March 30, 2007:

					Maximum Number
					(or Approximately
				Total Number of	Dollar Value) of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased		per Share	or Programs	Programs
February 8, 2007	3,192	(1)	$6.88	N/A (2)	N/A (2)
February 26, 2007	6,917	(1)	$7.06	N/A (2)	N/A (2)
March 6, 2007	1,596	(1)	$6.50	N/A (2)	N/A (2)
February 27, 2007	4,255,000	(3)	$7.07	N/A (2)	N/A (2)

(1)	All shares of common stock reported in the table above were purchased by us, at the fair market value of the common stock on the period date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our executive officers and key employees.

(2)	We have no publicly announced plans or programs.

(3)	On February 27, 2007, in connection with our offering of $200.0 million in convertible notes, we repurchased 4.3 million shares of our outstanding common stock at a price of $7.07 per share, including commissions paid to the broker.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on March 29, 2007 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
Election of directors:
Proposal to elect three members of the Board of Directors of the Company to serve as Class II directors with terms expiring at the 2010 annual meeting of stockholders

Kevin L. Beebe	134,966,423	—	6,876,928
Timothy R. Furey	134,598,890	—	7,244,461
David J. McLachlan	139,184,796	—	2,658,555

Proposal to ratify the selection by our Audit Committee of KPMG LLP as the independent registered public accounting firm for the Company for fiscal year 2007	136,953,105	4,690,010	200,236

ITEM 6. EXHIBITS

Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: May 9, 2007
By:/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

By:/s/ Allan M. Kline
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