Form 10-Q
period 2007-06-29
SKYWORKS SOLUTIONS INC
filed 2007-08-08
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Large accelerated filer ☑                     Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007

Common Stock, par value $.25 per share	160,421,298

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net revenues	$175,050	$197,058	$551,290	$580,617
Cost of goods sold (includes share-based compensation expense of $475 and $876 for the three and nine-months ended June 29, 2007, respectively, and $604 and $1,514 for the three and nine-months ended June 30, 2006, respectively)	106,418	123,711	338,640	363,197

Gross profit	68,632	73,347	212,650	217,420
Operating expenses:
Research and development (includes share-based compensation expense of $1,545 and $3,653 for the three and nine-months ended June 29, 2007, respectively, and $1,533 and $4,481 for the three and nine-months ended June 30, 2006, respectively)	30,549	40,619	92,344	123,606
Selling, general and administrative (includes share-based compensation expense of $1,625 and $5,187 for the three and nine-months ended June 29, 2007, respectively, and $1,533 and $4,293 for the three and nine-months ended June 30, 2006, respectively)	24,874	26,333	72,652	75,296
Restructuring and special charges	257	—	5,730	—
Amortization of intangible assets	536	536	1,608	1,608

Total operating expenses	56,216	67,488	172,334	200,510

Operating income	12,416	5,859	40,316	16,910
Interest expense	(2,565)	(3,231)	(9,928)	(11,489)
Other income, net	2,766	1,822	7,824	6,571

Income before income taxes	12,617	4,450	38,212	11,992
Provision for income taxes	1,194	1,445	2,555	3,774

Net income	$11,423	$3,005	$35,657	$8,218

Per share information:
Net income, basic and diluted	$0.07	$0.02	$0.22	$0.05

Number of weighted-average shares used in per share computations, basic	158,606	159,699	160,159	159,119

Number of weighted-average shares used in per share computations, diluted	160,032	160,876	161,278	159,739

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	June 29,
	2007	September 29,
	(Unaudited)	2006
ASSETS

Current assets:
Cash and cash equivalents	$153,195	$136,749
Short-term investments	74,900	28,150
Restricted cash	6,502	6,302
Receivables, net of allowance for doubtful accounts of $38,747 and $37,022, respectively	164,343	158,798
Inventories	83,783	81,529
Other current assets	8,500	9,315

Total current assets	491,223	420,843
Property, plant and equipment, less accumulated depreciation and amortization of $271,866 and $250,195, respectively	151,893	150,383
Goodwill	491,874	493,389
Intangible assets, less accumulated amortization of $12,541 and $10,933, respectively	13,978	15,586
Deferred tax assets	555	251
Other assets	15,024	10,044

Total assets	$1,164,547	$1,090,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$99,335	$50,000
Accounts payable	57,676	73,071
Accrued compensation and benefits	29,732	25,297
Other current liabilities	15,468	27,252

Total current liabilities	202,211	175,620
Long-term debt, less current maturities	200,000	179,335
Other long-term liabilities	6,959	6,448

Total liabilities	409,170	361,403

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 164,543 shares issued and 160,156 shares outstanding at June 29, 2007 and 161,690 shares issued and 161,659 shares outstanding at September 29, 2006	40,039	40,414
Additional paid-in capital	1,372,956	1,351,190
Treasury stock	(30,937)	(173)
Accumulated deficit	(626,082)	(661,739)
Accumulated other comprehensive loss	(599)	(599)

Total stockholders’ equity	755,377	729,093

Total liabilities and stockholders’ equity	$1,164,547	$1,090,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$35,657	$8,218
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	9,716	10,288
Depreciation	28,829	28,137
Charge in lieu of income tax expense	1,515	—
Amortization of intangible assets	1,608	1,608
Amortization of deferred financing costs	1,800	1,681
Contribution of common shares to savings and retirement plans	5,259	5,573
Non-cash restructuring expense	419	—
Deferred income taxes	(324)	2,742
Loss (gain) on sales of assets	226	(243)
Property held for sale	—	(346)
Provision for losses on accounts receivable	1,725	510
Changes in assets and liabilities:
Receivables	(7,271)	(32,939)
Inventories	(1,989)	(23,798)
Other assets	(174)	(539)
Accounts payable	(15,396)	3,527
Other liabilities	(6,839)	89

Net cash provided by operating activities	54,761	4,508

Cash flows from investing activities:
Capital expenditures	(30,565)	(36,702)
Sale of short-term investments	587,183	930,902
Purchase of short-term investments	(633,933)	(873,583)

Net cash provided by (used in) investing activities	(77,315)	20,617

Cash flows from financing activities:
Proceeds from notes offering	200,000	—
Payments on long-term borrowings	(130,000)	(50,665)
Deferred financing costs	(6,189)	—
Change in restricted cash	(200)	(252)
Repurchase of common stock	(30,764)	(88)
Exercise of stock options	6,153	1,600

Net cash provided by (used in) by financing activities	39,000	(49,405)

Net increase (decrease) in cash and cash equivalents	16,446	(24,280)
Cash and cash equivalents at beginning of period	136,749	116,522

Cash and cash equivalents at end of period	$153,195	$92,242

Supplemental cash flow disclosures:
Taxes paid	$926	$1,781

Interest paid	$10,195	$12,893

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$—	$760

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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine-month periods ended June 29, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 29, 2006 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2006 consisted of 52 weeks and ended on September 29, 2006, and the third quarters of fiscal 2007 and fiscal 2006 ended on June 29, 2007 and June 30, 2006, respectively. There were 13 and 39 weeks, respectively, in the third quarter and nine-month periods ended June 29, 2007 and June 30, 2006, respectively.
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

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 29, 2006	(599)	(599)
Change in period	—	—

Balance as of June 29, 2007	$(599)	$(599)

NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of June 29, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$74,900	$—	$—	$74,900

Total marketable securities	$74,900	$—	$—	$74,900

Marketable securities are categorized as available for sale and are summarized as follows as of September 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$28,150	$—	$—	$28,150

Total marketable securities	$28,150	$—	$—	$28,150

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	June 29,	September 29,
	2007	2006
Raw materials	$7,851	$9,476
Work-in-process	49,786	52,097
Finished goods	26,146	19,956

	$83,783	$81,529

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 29,	September 29,
	2007	2006
Land	$9,423	$9,423
Land and leasehold improvements	4,301	3,990
Buildings	62,601	55,983
Machinery and equipment	328,690	308,618
Construction in progress	18,744	22,564

	423,759	400,578
Accumulated depreciation and amortization	(271,866)	(250,195)

	$151,893	$150,383

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	June 29, 2007			September 29, 2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$491,874	$—	$491,874	$493,389	$—	$493,389

Amortized intangible assets
Developed technology	10	$10,550	$(6,180)	$4,370	$10,550	$(5,525)	$5,025
Customer relationships	10	12,700	(6,361)	6,339	12,700	(5,408)	7,292

		23,250	(12,541)	10,709	23,250	(10,933)	12,317

Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,519	$(12,541)	$13,978	$26,519	$(10,933)	$15,586

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Amortization expense	$536	$536	$1,608	$1,608
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Total
Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$519,908
Deductions during period	(1,515)	—	—	—	(1,515)

Balance as of June 29, 2007	$491,874	$10,550	$12,700	$3,269	$518,393

The deduction to goodwill during the nine-month period ended June 29, 2007 reflects the recognition of a portion of the deferred tax assets for which no benefit was previously recognized as of the date of the Merger. The future realization of certain pre-Merger deferred tax assets will be applied to reduce the carrying value of goodwill. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $30.4 million as of June 29, 2007.
Annual amortization expense related to intangible assets for the next five fiscal years is expected to be as follows
(in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$2,144	$2,144	$2,144	$2,144	$2,144
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 29,	September 29,
	2007	2006
Junior Notes	$49,335	$179,335
2007 Convertible Notes	200,000	—

Long-term debt	$249,335	$179,335

Less-current maturities	49,335	—

	$200,000	$179,335

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

Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007.
SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	June 29,	September 29,
	2007	2006
Junior Notes	$49,335	$—
Facility Agreement	50,000	50,000

	$99,335	$50,000

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
On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of June 29, 2007, Skyworks USA had borrowed $50.0 million under this agreement.
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
NOTE 10. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Restructuring and special charges	$257	$—	$5,730	$—

	$257	$—	$5,730	$—

Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
2006 BASEBAND PRODUCT AREA RESTRUCTURING PLAN
On September 29, 2006, the Company implemented a plan to exit its baseband product area in order to focus on its core products encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action.
The Company recorded additional restructuring charges of $4.9 million related to the exit of the baseband product area during the nine-month period ended June 29, 2007. These charges consist of $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
		Software
	Facility	Write-offs	Workforce	Asset
	Closings	and Other	Reductions	Impairments	Total
Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(66)	(498)	564	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,179)	(1,419)	(12,718)	—	(15,316)

Restructuring balance, June 29, 2007	$3,343	$738	$1,446	$—	$5,527

The Company identified approximately $0.5 million of excess license and software write-off reserves and $0.1 million of excess lease obligation reserves at June 29, 2007, and reclassified these reserves to fund additional requirements for workforce reductions.
The Company anticipates that most the remaining payments associated with the exit of the baseband product area will be remitted during the balance of fiscal year 2007 and fiscal year 2008.

PRE-MERGER ALPHA RESTRUCTURING PLAN
The Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the three-month period ended June 29, 2007 the Company recorded an additional $0.8 million charge relating to a single lease obligation that expires in 2008. The restructuring reserve balance at June 29, 2007 related to this plan was $1.3 million, and primarily relates to estimated future payments on the above lease that expires in 2008.
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
NOTE 12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ended June 29, 2007 and June 30, 2006 included share-based compensation expense under SFAS 123(R) of $3.6 million and $3.7 million, respectively. Net income for the nine-month period ended June 29, 2007 and June 30, 2006 included share-based compensation expense under SFAS 123(R) of $9.7 million and $10.3 million, respectively. Share-based compensation expense for the three-month period ended June 29, 2007 included $2.3 million on employee stock options, $0.5 million on non-vested restricted stock with service and market conditions, $0.2 million on non-vested restricted stock with service conditions, $0.3 million on performance shares, and $0.3 million on the Employee Stock Purchase Plan (“ESPP”). Share-based compensation expense for the three-month period ended June 30, 2006 included $3.0 million on employee stock options, $0.2 million on non-vested restricted stock with service and market conditions, $0.1 million on non-vested restricted stock with service conditions, and $0.4 million on the Company’s ESPP. Share-based compensation expense for the nine-month period ended June 29, 2007 included $5.4 million on employee stock options, $2.0 million on non-vested restricted stock with service and market conditions, $0.8 million on non-vested restricted stock with service conditions, $0.5 million on performance shares, and $1.0 million on the Company’s ESPP. Share-based compensation expense for the nine-month period ended June 30, 2006 included $8.3 million on employee stock options, $0.5 million on non-vested restricted stock with service and market conditions, $0.2 million on non-vested restricted stock with service conditions, and $1.3 million on the Company’s ESPP.
Distribution and Dilutive Effect of Stock Options
The following table illustrates the grant dilution and exercise dilution:

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2007	2006	2007	2006
Shares of common stock outstanding	160,156	160,532	160,156	160,532

Granted	114	239	2,877	3,670
Cancelled/forfeited	(498)	(1,028)	(3,855)	(3,455)

Net options granted	(384)	(789)	(978)	215

Grant dilution (1)	(0.2)%	(0.5)%	(0.6)%	0.1%

Exercised	381	128	1,292	358
Exercise dilution (2)	0.2%	0.1%	0.8%	0.2%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the nine-month period ended June 29, 2007, the dilutive effect of in-the-money equity-based awards was approximately 1.1 million shares or 0.7% of the basic shares outstanding based on the Company’s average share price of $6.86.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, restricted stock grants, and performance share grants under SFAS 123(R) for the three and nine-month periods ended June 29, 2007 and June 30, 2006 which was allocated as follows:

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	475	604	876	1,514
Research and development	1,545	1,533	3,653	4,481
Selling, general and administrative	1,625	1,533	5,187	4,293

Share-based compensation expense included in operating expenses	$3,645	$3,670	$9,716	$10,288

As of June 29, 2007 and June 30, 2006, the Company had capitalized share-based compensation expense of $0.3 million and $0.4 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three and nine-month periods ended June 29, 2007 and June 30, 2006 because we have established a valuation allowance against our net U.S. deferred tax assets.
The weighted-average estimated fair value of employee stock options granted during the three and nine-month periods ended June 29, 2007 was $3.97 per share and $3.76 per share, respectively, and the weighted-average fair value of employee stock options granted during the three and nine-month periods ended June 30, 2006 was $4.06 per share and $3.20 per share, respectively using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine-months Ended
	June 29,	June 30,
	2007	2006
Expected volatility	57.32%	66.02%
Risk free interest rate (7 year contractual life options)	5.11%	4.80%
Risk free interest rate (10 year contractual life options)	5.11%	4.80%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.57	4.42
Expected option life (10 year contractual life options)	5.86	5.84
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at June 29, 2007. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the past 5.0 years of the Company’s existence (post-Merger). The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 5.0 years between June 2002 (post-Merger) and June 29, 2007. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine-month periods ended June 29, 2007 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 12.85%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
NOTE 13. EARNINGS PER SHARE

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net income	$11,423	$3,005	$35,657	$8,218

Weighted average shares outstanding — basic	158,606	159,699	160,159	159,119
Effect of dilutive stock options and restricted stock	1,426	1,177	1,119	620

Weighted average shares outstanding — diluted	160,032	160,876	161,278	159,739

Net income per share — basic	$0.07	$0.02	$0.22	$0.05
Effect of dilutive stock options	—	—	—	—

Net income per share — diluted	$0.07	$0.02	$0.22	$0.05

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 19.8 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended June 29, 2007 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 19.8 million shares were outstanding but not included in the computation of earnings per share for the nine-month period ended June 29, 2007 as their effect would have been anti-dilutive. If the Company had earned at least $19.5 million and $59.2 million in net income for the three and nine-month periods ended June 29, 2007, respectively, the Junior Notes would have been dilutive to earnings per share.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the three or nine-month period ended June 29,2007 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares.
Junior Notes convertible into approximately 19.8 million shares and equity based awards exercisable into approximately 23.7 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended June 30, 2006 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 19.8 million shares and equity based awards exercisable into approximately 24.4 million shares were outstanding but not included in the computation of earnings per share for the nine-month period ended June 30, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.9 million and $62.7 million in net income for the three and nine-month periods ended June 30, 2006, respectively, the Junior Notes would have been dilutive to earnings per share.
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
RESULTS OF OPERATIONS
THREE AND NINE-MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine-month periods ended June 29, 2007 and June 30, 2006:

	Three-months Ended		Nine-months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.8	62.8	61.4	62.6

Gross margin	39.2	37.2	38.6	37.4
Operating expenses:
Research and development	17.5	20.6	16.8	21.2
Selling, general and administrative	14.2	13.4	13.2	13.0
Restructuring and other charges	0.1	—	1.0	—
Amortization	0.3	0.3	0.3	0.3

Total operating expenses	32.1	34.3	31.3	34.5

Operating income	7.1	2.9	7.3	2.9
Interest expense	(1.5)	(1.6)	(1.8)	(2.0)
Other income, net	1.6	0.9	1.4	1.1

Income before income taxes	7.2	2.2	6.9	2.0
Provision for income taxes	0.7	0.7	0.5	0.6

Net income	6.5%	1.5%	6.4%	1.4%

GENERAL
During the nine-month period ended June 29, 2007, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	Our linear products, front-end solutions and multimode radios comprise our three key ongoing product areas (“Core Products”). While overall revenues declined by $29.3 million, or 5.0%, from the nine-month period ended June 30, 2006 to the nine-month period ended June 29, 2007, revenues from our Core Products increased by $11.7 million, or 2.2% over that same period. Revenue growth in our linear products area was the principal contributor to the overall revenue growth from our Core Products. This increase in Core Product revenue was offset by a decrease in revenues of approximately $41.2 million from our baseband product area (due to our exit of this product area at the end of fiscal 2006) for the nine-month period ended June 29, 2007 as compared to the corresponding nine-month period of fiscal 2006.

▪	We completed a $200.0 million convertible debt offering in March 2007 at an average interest rate of 1.375% and achieved an approximate 35% conversion premium at the time of the offering over the closing market price of our common stock. A portion of these proceeds was utilized to retire $130.0 million of the Junior Notes due in November 2007 carrying an interest rate of 4.75%. We also used $30.1 million to repurchase approximately 4.3 million common shares during the nine-month period ended June 29, 2007.

▪	We achieved cash provided by operations of $54.8 million for the nine-month period ended June 29, 2007 and increased cash and short-term investment balances to $234.6 million at June 29, 2007 from $171.2 million at September 29, 2006.

▪	Gross profit as a percentage of sales improved to 38.6% from 37.4% for the nine-month period ended June 29, 2007 as compared to the same period in fiscal 2006. This was principally due to the contribution of higher gross profit margin Core Products being a greater percentage of overall sales since we exited the lower margin baseband product area at the end of fiscal 2006. Furthermore, we improved absorption as our factory utilization increased and we experienced improved overall yields and lower scrap, while increasing the number of products we assemble and test in-house. Additionally, we benefited from higher contribution margins received from the licensing and sale of intellectual property during the nine-month period ended June 29, 2007, as compared to the corresponding period in fiscal 2006.

▪	We achieved operating income of $40.3 million in the nine-month period ended June 29, 2007 as compared to operating income of $16.9 million in the nine-month period ended June 30, 2006. This 138.5% increase in operating income was primarily the result of a reduction in research and development costs of $31.3 million (due to the exit of our baseband product area), partially offset by a $5.7 million charge to restructuring and other charges in the nine-month period ended June 29, 2007. Operating margin increased to 7.1% and 7.3% for the three and nine-months ended June 29, 2007 as compared to 3.0% and 2.9% for the comparable periods in the prior fiscal year primarily due to increases in overall gross profit margins and the reduction in operating expenses resulting from our exit of the baseband product area.

▪	We recorded $9.7 million in share-based compensation expense during the nine-month period ended June 29, 2007 as compared to $10.3 million in the corresponding period in fiscal 2006. Approximately $0.9 million, $3.6 million and $5.2 million were included in cost of goods sold, research and development expense and selling, general and administrative expense, respectively, for the nine-month period ended June 29, 2007.
NET REVENUES

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Net revenues	$175,050	(11.2)%	$197,058	$551,290	(5.0)%	$580,617

We market and sell our semiconductor products (including power amplifiers, front-end modules, radio solutions and linear products among others) to top tier Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into strategic arrangements leveraging our broad intellectual property portfolio by licensing or selling our patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.
Overall, net revenues decreased 11.2% and 5.0% for the third fiscal quarter of 2007 and the nine-month period ended June 29, 2007, respectively, as compared to the corresponding periods in the prior fiscal year. These declines were primarily due to a reduction in baseband product area revenues and a significant decline in revenues to one of our large tier-one handset OEMs. However, revenues from our Core Products increased by $11.7 million, or 2.2%, for the nine-month period ended June 29, 2007, as compared to the nine-month period ended June 30, 2006. Revenue growth in our higher margin linear products area was the principal contributor to the overall revenue growth from our Core Products. As a result of the sales of a greater mix of higher functionality, more complex, higher content and differentiated front end solutions and multimode radios as compared to simpler, less complex and lower content solutions, overall average selling prices declined by only 4.9% in the first nine-month period of fiscal 2007 as compared to 11.7% in the corresponding period of fiscal 2006. Net revenues from our top three customers decreased to 46.8% in the third quarter of fiscal 2007 from 50.3% in the third quarter of fiscal 2006.
GROSS PROFIT

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Gross profit	$68,632	(6.4)%	$73,347	$212,650	(2.2)%	$217,420
% of net revenues	39.2%		37.2%	38.6%		37.4%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expenses) associated with product manufacturing and sustaining engineering expenses pertaining to products sold.
The increase in gross profit as a percentage of revenue for both the three and nine-month periods ended June 29, 2007 as compared to the corresponding periods in the previous fiscal year was principally the result of a richer revenue mix achieved due to the higher gross profit margin Core Products being a greater percentage of overall sales since we exited the lower margin baseband product area at the end of fiscal 2006. Furthermore, we improved absorption as our factory utilization increased and we experienced improved overall yields and lower scrap while increasing the number of products we assemble and test in-house. Additionally, we benefited from higher contribution margins received from the licensing and sale of intellectual property during the nine-month period ended June 29, 2007, as compared to the corresponding period in fiscal 2006. Gross profit decreased in aggregate dollars for the three and nine-month periods ended June 29, 2007 due to lower overall revenues, primarily resulting from our exit of the baseband product area and a significant decline in revenues at one of our large tier-one handset OEMs.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Research and development	$30,549	(24.8)%	$40,619	$92,344	(25.3)%	$123,606
% of net revenues	17.5%		20.6%	16.8%		21.2%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended June 29, 2007 when compared to the corresponding periods in the previous fiscal year is predominantly attributable to decreased labor and benefit costs as a result of the workforce reductions associated with the exit of our baseband product area at the end of fiscal 2006. In addition, efficiencies were achieved in the utilization of outside services, business travel and hardware/software costs. We also incurred lower research and development related share-based compensation expense during the nine-month period ended June 29, 2007, as compared to the same period in the prior year related to terminated baseband product personnel.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Selling, general and administrative	$24,874	(5.5)%	$26,333	$72,652	(3.5)%	$75,296
% of net revenues	14.2%		13.4%	13.2%		13.0%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses decreased in aggregate dollars for both the three and nine-month periods ended June 29, 2007 when compared to the corresponding periods in the previous fiscal year primarily as the result of lower legal and other professional fees partially offset by a bad debt charge of $1.3 million recorded on specific accounts receivable associated with the baseband product area.
RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Restructuring and special charges	$257	100.0%	$—	$5,730	100.0%	$—
% of net revenues	0.1%		0.0%	1.0%		0.0%
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
During the three-month period ended June 29, 2007, we recorded a reduction in restructuring charges of $(0.6) million relating to the exit of the baseband product area. This primarily consisted of a $0.5 million charge related to severance and benefits and a $0.4 million charge related to lease obligations associated with the closure of certain locations, offset by a $1.5 million credit related to an engineering vendor charge associated with the baseband product area.
During the nine-month period ended June 29, 2007, we recorded additional restructuring charges of $4.9 million related to the exit of the baseband product area. These charges consist of a $4.5 million charge relating to the exit of certain operating leases, a $0.5 million charge relating to additional severance, a $1.4 million charge related to the write-down of technology licenses and design software, offset by a $1.5 million credit related to an engineering vendor charge associated with the baseband product area.
In addition, for the three and nine-month periods ended June 29, 2007, the Company recorded a charge of $0.8 million relating to lease obligations associated with the Pre-Merger Alpha Restructuring Plan.

For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Interim Consolidated Financial Statements.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Amortization	$536	0.0%	$536	$1,608	0.0%	$1,608
% of net revenues	0.3%		0.3%	0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark. These assets are principally being amortized on a straight-line basis over a 10-year period.
INTEREST EXPENSE

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Interest expense	$2,565	(20.6)%	$3,231	$9,928	(13.6)%	$11,489
% of net revenues	1.5%		1.6%	1.8%		2.0%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended June 29, 2007 when compared to the corresponding periods in fiscal 2006 is primarily due to the retirement of $180.7 million of our higher interest rate Junior Notes which were replaced with the substantially lower interest rate 2007 Convertible Notes.
See Note 7 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Other income, net	$2,766	51.8%	$1,822	$7,824	19.1%	$6,571
% of net revenues	1.6%		0.9%	1.4%		1.1%
Other income, net is comprised primarily of foreign exchange gains/losses, interest income on invested cash balances and other non-operating income and expense items.
The increase in other income both in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended June 29, 2007 when compared to the corresponding periods in the previous fiscal year is primarily related to both increased interest rates and higher invested cash balances.

PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
	June 29,		June 30,	June 29,		June 30,
(dollars in thousands)	2007	Change	2006	2007	Change	2006

Provision for income taxes	$1,194	(17.4)%	$1,445	$2,555	(32.3)%	$3,774
% of net revenues	0.7%		0.7%	0.5%		0.6%
As a result of our history of operating losses and the expectation of future operating results, we determined that it is more likely than not that historical income tax benefits will not be realized except for certain future deductions associated with our foreign operations. Consequently, as of June 29, 2007, we have maintained a valuation allowance against all of our net U.S. deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes they will be recovered during the carry forward period.
The provision for income taxes for the three and nine-month periods ended June 29, 2007 consists of approximately $1.1 million and $2.1 million, respectively, of U.S. income taxes. Of the total U.S. income tax provision, $0.8 million and $1.5 million were recorded as a charge reducing the carrying value of goodwill for the three and nine-month periods ended June 29, 2007. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
In addition, the provision for the three and nine-month periods ended June 29, 2007, consists of approximately $0.1 million and $0.5 million, respectively, of foreign income taxes incurred by foreign operations.
The provision for income taxes for the three and nine-month periods ended June 30, 2006 consisted of approximately $1.2 million and $3.5 million, respectively, of foreign income taxes incurred by foreign operations. The provision for income taxes for the three and nine-month periods ended June 30, 2006 consisted of $0.4 million and $1.8 million of foreign taxes related to the reduction of the carrying value of the deferred tax asset attributable to our Mexico operations. In the fourth quarter of fiscal 2006, the Company reorganized its Mexico operations. As a result, the long-term deferred tax asset relating to the impairment of its Mexico assets was written off because the machinery and equipment was transferred to a United States company. Therefore, the income tax provision for the three and nine-month periods ended June 29, 2007 does not include any amortization related to the deferred to tax asset.
For the nine-month period ended June 29, 2007, U.S. income tax was provided on current earnings attributable to our Mexico operations. No provision has been made for U.S. federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are intended to be, permanently reinvested. The effect on our financial statements is immaterial.
Realization of benefits from our net operating losses is dependent upon generating U.S. source income in the future, which may result in the valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
LIQUIDITY AND CAPITAL RESOURCES

	Nine-months Ended
(dollars in thousands)	June 29, 2007	June 30, 2006
Cash and cash equivalents at beginning of period	$136,749	$116,522

Net cash provided by operating activities	54,761	4,508

Net cash (used in) provided by investing activities	(77,315)	20,617

Net cash provided by (used in) financing activities	39,000	(49,405)

Cash and cash equivalents at end of period	$153,195	$92,242

Based on our results of operations for fiscal 2006 and the first nine months of fiscal 2007 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments will allow us to sufficiently fund our research and development, capital expenditures, debt obligations (to replace existing or maturing debt instruments), purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses would be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Cash and cash equivalent balances and short-term investments increased $63.2 million to $228.1 million at June 29, 2007 from $164.9 million at September 29, 2006. The number of day’s sales outstanding for the three-month period ended June 29, 2007 decreased to 85 from 94 for the corresponding period in the previous fiscal year primarily due to accounts receivable reserves recorded in the fourth quarter of fiscal 2006 related to the exit of the baseband product area. Annualized inventory turns for the three-month period ended June 29, 2007 were 5.1 compared to 4.8 for the corresponding period in the previous fiscal year.
During the nine-month period ended June 29, 2007, we generated $54.8 million in cash from operating activities as we achieved net income of $35.7 million offset by an increase in receivables of $7.3 million, an increase in inventory balances of $1.9 million, a decrease in accounts payable of $15.4 million, and a decrease in other liabilities of $6.8 million. We incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, charges in lieu of income tax expense, share-based compensation expense and non-cash restructuring expense) totaling $50.7 million.
Cash used in investing activities for the nine-month period ended June 29, 2007, consisted of net purchases of $46.8 million in auction rate securities and capital expenditures of $30.5 million. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash provided by financing activities for the nine-month period ended June 29, 2007, primarily is comprised of gross proceeds of $200.0 million from our 2007 Convertible Notes offering and stock option exercises of $6.1 million, offset by repayment of $130.0 million on our Junior Notes, a common stock buyback of 4.3 million shares at a cost of $30.7 million, and financing costs associated with our 2007 Convertible Notes offering of $6.2 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $5.5 million in future periods. Certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in fiscal 2008 and beyond. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 29, 2006 has not materially changed since we filed that report, with the exception that we reclassified our Junior Notes from long-term debt to short-term debt in the quarter ended December 29, 2006 due to the fact that such notes are due in November 2007. Our short-term debt is more fully described in Note 7 of this Form 10-Q. In addition, on March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) and, subsequently redeemed $130.0 million of Junior Notes. Our long-term debt is more fully described in Note 7 of this Form 10-Q.

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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II            OTHER INFORMATION
ITEM 1A. RISK FACTORS
CERTAIN BUSINESS RISKS
In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors below are in addition to, or updates of, the risk factors previously included in our Annual Report on Form 10-K.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business would be materially and adversely affected. Sales to our three largest customers in fiscal 2006, Motorola, Inc., Sony Ericsson Mobile Communication AB and Asian Information Technology, Inc., including sales to their manufacturing subcontractors, represented approximately 50% of our net revenue for fiscal 2006. Although we expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2007, a large customer of ours recently experienced reduced demand for its products. A sustained decrease in orders from this customer could materially and adversely affect our results from operations.
Proposed Accounting Rule Changes for Certain Convertible Debt Instruments Could Alter Trends Established in Previous Periods
On July 25, 2007, the Financial Accounting Standards Board (“FASB”) approved a proposal that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. If adopted, this proposal could significantly increase the non-cash interest expense associated with our existing $200 million 2007 Convertible Notes including interest expense in prior periods. The exact impact of this proposal to the

Company’s financial statements will not be known until such time that the proposal is finalized. We will monitor the developments of this proposal and will comply with any new requirements.
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
We cannot assure you that our operating results or financial condition will not be materially adversely affected if we, or one of our customers, were required to do any one or more of the foregoing items.
In addition, if another supplier to one of our customers, or a customer of ours itself, were found to be infringing upon the intellectual property rights of a third party, the supplier or customer could be ordered to cease the manufacture, import, use, sale or offer for sale of its infringing product(s) or process(es), either of which could result, indirectly, in a decrease in demand from our customers for our products. If such a decrease in demand for our products were to occur, it could have an adverse impact on our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended June 29, 2007:

					Maximum Number
					(or Approximately
				Total Number of	Dollar Value) of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased		per Share	or Programs	Programs
April 19, 2007	3,866	(1)	$5.44	N/A (2)	N/A (2)
May 10, 2007	10,064	(1)	$6.96	N/A (2)	N/A (2)
May 17, 2007	894	(1)	$7.22	N/A (2)	N/A (2)

(1)	All shares of common stock reported in the table above were purchased by us, at the fair market value of the common stock on the period date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our executive officers and key employees.

(2)	We have no publicly announced plans or programs.
ITEM 6. EXHIBITS

Number	Description

10.GG	Fiscal 2007 Executive Incentive Compensation Plan, as amended

10.HH	Skyworks Board of Directors Cash Compensation Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: August 8, 2007

	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Allan M. Kline
Allan M. Kline, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.GG	Fiscal 2007 Executive Incentive Compensation Plan, as amended

10.HH	Skyworks Board of Directors Cash Compensation Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.