Form 10-K
period 2007-09-28
SKYWORKS SOLUTIONS INC
filed 2007-11-27
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to
Commission file number 001-5560
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 30, 2007) was approximately $911,992,883. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share as of November 15, 2007 was 161,675,564.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders to be filed on or before January 28, 2008 are incorporated by reference into Items 10, 11, 12, 13 and 14.

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 28, 2007

CAUTIONARY STATEMENT
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “potential”, “continue”, “estimates”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:
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
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities and Exchange Commissions (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
This Annual Report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the spectrum

•	DigRF: the digital interface standard that defines an efficient physical interconnection between baseband and RF integrated circuits for digital cellular terminals

•	EDGE (Enhanced Data rates for Global Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 384Kpbs

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, but is also used around the world

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G (third generation wireless services) mobile communications standard, being pursued in the People’s Republic of China by the CATT

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA

•	WEDGE: an acronym for technology that supports both EDGE and WCDMA

•	WiFi (Wireless Fidelity): a trademark for the certification of products that meet certain standards for transmitting data over wireless networks

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes
Skyworks, Breakthrough Simplicity, the star design logo, DCR, Helios, Intera, iPAC, LIPA, Polar Loop, Single Package Radio, SPR, System Smart, and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.
PART l
ITEM 1. BUSINESS.
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) designs, manufactures and markets a broad range of high performance analog and mixed signal semiconductors that enable wireless connectivity. Our power amplifiers (PAs), front-end modules (FEMs) and integrated radio frequency (RF) solutions can be found in many of the cellular handsets sold by the world’s leading manufacturers. Leveraging our core analog technologies, we also offer a diverse portfolio of linear integrated circuits (ICs) that support automotive, broadband, cellular infrastructure, industrial and medical applications.
We have aligned our product portfolio around two markets: mobile platforms and linear products. Our mobile platform solutions include highly customized PAs, FEMs, and integrated RF transceivers that are at the heart of many of today’s leading-edge multimedia handsets. Our primary customers for these products include top-tier handset manufacturers such as Sony Ericsson, Motorola, Samsung, LG Electronics and Research in Motion. In parallel, we offer over 800 different linear products via a catalogue to a highly diversified non-handset customer base. Our linear products are precision analog integrated circuits that target markets in cellular infrastructure, broadband networking, medical, automotive and industrial applications, among others. Representative linear products include synthesizers, mixers, switches, diodes and RF receivers. Our primary customers for linear products include Ericsson, Huawei, Alcatel ·Lucent, ZTE and Broadcom, as well as leading distributors such as Avnet.
We are a leader in the PA and FEM market for cellular handsets, and plan to build upon our position by continuing to develop more highly integrated and higher performance products necessary for the next generation of multimedia handsets. Our competitors in the mobile platforms market include RF Micro Devices, Anadigics and TriQuint Semiconductor. In the linear products market, we plan to continue to grow by both expanding distribution of our standard components and by leveraging its core analog technologies to develop integrated products for specific customer applications. Our competitors in the linear products market include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
Skyworks, a Delaware corporation, was formed through the merger of the wireless business of Conexant Systems, Inc. and Alpha Industries, Inc. on June 25, 2002.
Headquartered in Woburn, Massachusetts, we are worldwide with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material with the Securities and Exchange Commission (“SEC”). The information contained in our website is not incorporated by reference in this Annual Report.
INDUSTRY BACKGROUND
We believe there are two major trends in the wireless industry that are shaping the market landscape and the way in which original equipment manufacturers (“OEMs”) engage semiconductor suppliers. First, there is a market share consolidation underway. By virtually all analyst estimates, approximately 80 percent of the handset market is now controlled by the five largest OEMs, who are increasingly leveraging their brand, manufacturing and distribution advantages across network carriers worldwide.
Second, and perhaps even more dramatic, is the convergence of multimedia-rich mobile platforms and the increasingly important role of multimode FEMs in the rapidly evolving wireless handset market — particularly as the industry shifts to 3G technology enabling applications such as cameras, MP3 players, video streaming, gaming, Web browsing and WiFi based 802.11 wireless data. In fact, next generation EDGE, WEDGE and WCDMA wireless platforms are driving strong market unit growth, and in 2008 are expected to be the majority of the more than one billion cellular phones the industry is expected to produce. With this accelerating trend, the complexity in the FEM increases as each new operating frequency band requires additional amplifier, filtering and switching content to support:
•	Backward compatibility to existing networks

•	Simultaneous transmission of voice and data

•	International roaming, and

•	Broadband functionality to accommodate music, video, data, and other multimedia features

Convergence of Multimedia in Mobile Platforms
Further, given constraints on handset size and power consumption, these complex modules must remain physically small, energy efficient and cost effective, while also managing an unprecedented level of potential signal interference within the handset. As a result, addressable semiconductor content within the transmit and receive chain portion of the cellular handset is expected to more than double over the next several years, creating an incremental market opportunity measured in billions of dollars.
Meanwhile, outside of the handset market, wireless technologies are rapidly proliferating as they are the critical link between the analog and digital worlds. Precision analog technology allows for the detection, measurement, amplification and conversion of temperature, pressure and audio information into the digital realm. According to the Semiconductor Industry Association, the total available market for the analog semiconductor segment is expected to approach $50 billion in 2009. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified among various end-markets, customer bases and applications.

Select Analog End Markets
SKYWORKS’ STRATEGY
Skyworks’ vision is to become the leading supplier of high performance analog and mixed signal semiconductors enabling mobile connectivity. Key elements in our strategy include:
Expanding Power Amplifier and Front-End Solutions Market Share
Our products offer customers solutions that significantly speed time-to-market while dramatically reducing bill of material costs, power consumption and footprints. We plan to increase our current worldwide market share position through higher levels of integration and continued innovation, leveraging our leading edge process and packaging technology.
Capturing Increasing Dollar Content in Third and Fourth generation Applications
As the industry migrates to multi-mode EDGE, WEDGE, WCDMA and WiMAX architectures, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result, Skyworks believes that the addressable semiconductor market for our solutions more than doubles.
Gaining Market Share with Helios™ RF Solutions
We continue to expand our radio presence with the Helios™ platform, which bundles our single chip direct conversion transceiver and front-end module. Skyworks is now supporting multiple tier one handset OEMs with complete radios and we look forward to even greater traction as we launch our differentiated WCDMA solutions in the coming year.

Partnering with the World’s Leading Baseband Suppliers
As a result of exiting the baseband business at the end of fiscal 2006, we are now effectively partnering with, versus competing against, system-level developers. We believe these strategic relationships will enhance our competitive position as the market migrates to 3G multimode and system-on-a-chip architectures where best-in-class baseband, radio and front-end solutions are increasingly required.
Diversifying into Adjacent Linear Markets
By leveraging core analog, mixed signal and RF technology, Skyworks is also able to deliver solutions to broader and diverse markets that are characterized by longer product lifecycles, sustained revenue profiles and higher contribution margins than our handset business. While the addressable market for linear products is highly fragmented, it is significantly larger than the cellular handset RF industry.
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
BUSINESS FRAMEWORK
We have aligned our product portfolio around two markets: mobile platforms and linear products.

PRODUCT OVERVIEW

Mobile Platforms	Linear Products
CDMA Power Amplifiers	Amplifiers
GSM/GPRS/EDGE Power Amplifiers	Attenuators
Helios™ Radio Solutions	Diodes
Intera™ EDGE/WEDGE Front-End Modules	Directional Couplers/Detectors
TD-SCDMA Power Amplifiers	Infrastructure RF Subsystems
WCDMA Power Amplifiers	Mixers/Demodulators
WiMax Solutions	Switches
Receivers
Synthesizers / PLLs
Technical Ceramics
802.11n Front-end Modules
Mobile Platforms:
•	Front-End Modules (FEM): power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Power Amplifiers (PA): the module that strengthens the signal so that it has sufficient energy to reach a base station

•	Helios™ Radio Solutions: combines the transceiver, the PA and associated controller, surface acoustic wave (SAW) filters, and a switchplexer into a single, multi chip module (MCM) package
Linear Products:
•	Attenuators: A circuit that allows a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Ceramic: material used in semiconductors which contain transition metal oxides that are II-VI semiconductors, such as zinc-oxide

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Coupler: a transmission coupling device for separately sampling the forward or backward wave in a transmission line

•	Directional Detector: intended for use in power management applications

•	PLL (Phase-Locked Loop): is a closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Switch: the component that performs the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizer: designed for tuning systems and is optimized for low-phase noise with comparison frequencies
We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios in the industry.

THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad front-end module, multimode radio and precision analog product portfolio

•	Market leadership in key product segments

•	Solutions for all air interface standards, including CDMA2000, GSM/GPRS/EDGE, WCDMA, WLAN and WiMAX

•	Engagements with a diverse set of top-tier customers

•	Analog, RF and mixed signal design capabilities

•	Access to all key process technologies: GaAs HBT, PHEMT, BiCMOS, SiGE, CMOS and RF CMOS

•	World-class manufacturing capabilities and scale

•	Unparalleled level of customer service and technical support

•	Commitment to technology innovation, including leveraging of Skyworks’ broad intellectual property portfolio
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
REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
We own or are licensed under numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms and processes. We cannot guarantee that these efforts will meaningfully protect our intellectual property, and others may independently develop substantially equivalent proprietary technologies, devices, algorithms or processes. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore, in our linear products business, we generate high gross margin revenue through the sale and license of non-core intellectual property, and we on occasion purchase intellectual property to support our core business. Due to rapid technological changes in the industry, we believe that establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.
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
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. Our design centers are located around the world to take advantage of key technical and engineering talent worldwide. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies. Our research and development expenditures for fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005 were $126.1 million, $164.1 million, and $152.2 million, respectively.
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
BACKLOG
Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels. We also deliver product to certain external customer “hubs” (consignment) where our significant customers will pull inventory from their existing consignment inventories when required. These consignment pulls result in the recognition of revenue and we periodically replenish these inventory levels.
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

EMPLOYEES
As of September 28, 2007, we employed approximately 3,300 persons. Approximately 550 employees in Mexico are covered by collective bargaining agreements. We believe our future success will depend in large part upon our continued ability to attract, motivate, develop and retain highly skilled and dedicated employees.
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
In the past, global economic conditions led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, higher overhead costs as a percentage of our reduced net revenue, and an abrupt decline in demand for many of the end-user products that incorporate our wireless communications semiconductor products and system solutions. These factors, contributed to operating losses for our business in the past. Additionally, we have incurred operating losses in connection with the restructuring of our business; for example, we had operating losses of $66.3 million during fiscal year 2006 in connection with the exit of our baseband product area.
While we had positive operating results during fiscal year 2007, we may experience future losses as a result of downturns in the economy, as a result of corporate restructuring activities or as a result of market factors beyond our control.
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

The wireless semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are very competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share, including RF Micro Devices, Anadigics and TriQuint Semiconductor. As we expand in the linear products market, we will compete with companies in other industries, including Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
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
We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:
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
Our manufacturing processes are extremely complex and specialized and disruptions could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.
Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption at the Newbury Park, California or Woburn, Massachusetts semiconductor wafer fabrication facilities for any reason, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. Sales to our three largest OEM customers in fiscal 2007, Sony Ericsson Mobile Communication AB, Motorola, Inc., and Samsung, including sales to their manufacturing subcontractors, represented approximately 50% of our net revenues for fiscal 2007. Although we expect that our largest OEM customers will continue to account for a substantial portion of our net revenues in fiscal 2008, a large customer of ours recently experienced reduced demand for its products. A sustained decrease in orders from this customer could materially and adversely affect our results from operations.
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
Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems, or IT Systems.
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
The markets into which we sell our products are characterized by rapid technological change. If we are not able to adapt to changes, our products may become obsolete.
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
If we are unable to attract and retain qualified personnel to contribute to the design, development, manufacture and sale of our products, we may not be able to effectively operate our business.
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
If OEMs and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.
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
On September 28, 2007, we had total indebtedness of approximately $299.3 million, which represented approximately 30.3% of our total capitalization. We retired the remaining $49.3 million in aggregate principal amount of the Junior Notes plus $1.2 million in accrued and unpaid interest on the due date of November 15, 2007.
We may require additional funding prior to the date that we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments, to allow us to sufficiently fund our research and development, capital expenditures, acquisitions, debt obligations, purchase obligations, working capital and other cash requirements. If necessary, among other alternatives, we may add lease lines of credit to finance capital expenditures and we may obtain other long-term debt, lines of credit and other financing.
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
Proposed Accounting Rule Changes for Certain Convertible Debt Instruments Could Alter Trends Established in Previous Periods
On August 31, 2007, the Financial Accounting Standards Board (“FASB”) issued proposed FSP APB 14-a for a 45-day comment period that ended on October 15, 2007 that if adopted, would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.

Specifically, it could significantly increase the non-cash interest expense associated with our existing $200 million 2007 Convertible Notes including interest expense in prior periods. The exact impact of this proposal to the Company’s financial statements will not be known until such time that the proposal is finalized.
Average product life cycles in the semiconductor industry tend to be very short. If we are unable to sell our products at an acceptable price, or at all, our operating results would be harmed.
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
To the extent that our existing cash and securities and cash from operations are insufficient to fund our future activities or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. Conditions existing in the U.S. capital markets, if and when we seek additional financing as well as the then current condition of the Company, will affect our ability to raise capital, as well as the terms of any such financing. We may not be able to raise enough capital to meet our capital needs on a timely basis or at all. Failure to obtain capital when required would have a material adverse effect on us.
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

• our ability to develop, introduce and market new products and technologies on a timely basis,
• new product and technology introductions by competitors,
• changes in the mix of products produced and sold,
• market acceptance of our products and our customers, and
• intellectual property disputes
• our ability to continue to generate revenues by licensing and/or selling non-core intellectual property.
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
Many of our products incorporate technology licensed or acquired from third parties. If licenses to such technology are not available on commercially reasonable terms and conditions, our business could be adversely affected.
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
To be successful we may need to effect investments, alliances and acquisitions, and to integrate companies we acquire.
Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. However, we cannot assure you that we will be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if we consummate such transactions, they could result in:
• issuances of equity securities dilutive to our stockholders,
• large, one-time write-offs,
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
Our stock price has been volatile and may fluctuate in the future. Accordingly, the price of our notes may fluctuate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
We own and lease manufacturing facilities and other real estate properties in the United States and a number of foreign countries. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K. We own and lease approximately 760,000 square feet and 62,000 square feet, respectively, of office and manufacturing space. In addition, we lease approximately 343,000 square feet of sales office and design center space with approximately 22% of this space located in foreign countries. We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. The following table sets forth our principal facilities:

Location	Owned/Leased	Primary Function
Woburn, Massachusetts	Owned	Corporate headquarters and manufacturing
Irvine, California	Leased	Office space and design center
Newbury Park, California	Owned	Manufacturing and office space
Newbury Park, California	Leased	Design center
Adamstown, Maryland	Owned	Manufacturing and office space
Mexicali, Mexico	Owned	Assembly and test facility
Due to the exit of our baseband product area, we vacated a portion of the office and design center space in Irvine, California and certain of our sales office and design center space at foreign locations during fiscal year 2007.
We believe our properties have been well maintained, are in sound operating condition and contain all the equipment and facilities necessary to operate at present levels.
Certain of our facilities, including our California and Mexico facilities, are located near major earthquake fault lines. We maintain no earthquake insurance with respect to these facilities.
ITEM 3. LEGAL PROCEEDINGS.
From time to time various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against Skyworks, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Skyworks. Intellectual property disputes often have a risk of injunctive relief, which, if imposed against Skyworks, could materially and adversely affect the financial condition, or results of operations of Skyworks. We are not currently subject to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the quarter ended September 28, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 19, 2007, was approximately 31,600.

	High	Low

Fiscal year ended September 28, 2007:

First quarter	$7.86	$5.06
Second quarter	7.48	5.67
Third quarter	7.47	5.69
Fourth quarter	9.44	6.93

Fiscal year ended September 29, 2006:

First quarter	$7.14	$4.64
Second quarter	7.09	5.01
Third quarter	8.00	5.15
Fourth quarter	5.80	4.03
Skyworks has not paid cash dividends on its common stock and we do not anticipate paying cash dividends in the foreseeable future. Our expectation is to retain all of our future earnings, if any, to finance future growth.
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended September 28, 2007:

				Maximum Number (or
				Approximately
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Averaged Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs
August 2, 2007	3,246(1)	$8.03	N/A(2)	N/A(2)
August 14, 2007	5,226(1)	$7.50	N/A(2)	N/A(2)
August 20, 2007	21,906(1)	$7.50	N/A(2)	N/A(2)
September 27, 2007	74,225(1)	$9.21	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock on August 2, 2007, August 14, 2007, August 20, 2007, and September 27, 2007, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	Skyworks has no publicly announced plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and fiscal years 2006 and 2005 each consisted of 52 weeks and ended on September 29, 2006 and September 30, 2005, respectively. The following balance sheet data and statements of operations data for the five years ended September 28, 2007 were derived from our audited consolidated financial statements. Consolidated balance sheets at September 28, 2007 and at September 29, 2006, and the related consolidated statements of operations and cash flows for each of the three years in the period ended September 28, 2007, and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2007(6)	2006(6)	2005	2004	2003
(In thousands except per share data)
Statement of Operations Data:
Net revenues	$741,744	$773,750	$792,371	$784,023	$617,789

Cost of goods sold (5)	454,359	511,071	484,599	470,807	370,940

Gross profit	287,385	262,679	307,772	313,216	246,849

Operating expenses:

Research and development	126,075	164,106	152,215	152,633	156,077

Selling, general and administrative (4)	94,950	135,801	103,070	97,522	85,432

Amortization of intangible assets (1)	2,144	2,144	2,354	3,043	4,386

Restructuring and special charges (2)	5,730	26,955	—	17,366	34,493

Total operating expenses	228,899	329,006	257,639	270,564	280,388

Operating income (loss)	58,486	(66,327)	50,133	42,652	(33,539)

Interest expense	(12,590)	(14,797)	(14,597)	(17,947)	(21,403)

Other income (expense), net	10,874	8,350	5,453	1,691	1,317

Income (loss) before income taxes and cumulative effect of change in accounting principle	56,770	(72,774)	40,989	26,396	(53,625)
Provision (benefit) for income taxes	(880)	15,378	15,378	3,984	652

Income (loss) before cumulative effect of change in accounting principle	57,650	(88,152)	25,611	22,412	(54,277)
Cumulative effect of change in accounting principle, net of tax (3)	—	—	—	—	(397,139)

Net income (loss)	$57,650	$(88,152)	$25,611	$22,412	$(451,416)

Per share information:

Income (loss) before cumulative effect of change in accounting principle, basic and diluted	$0.36	$(0.55)	$0.16	$0.15	$(0.39)
Cumulative effect of change in accounting principle, net of tax, basic and diluted (3)	—	—	—	—	(2.85)

Net income (loss), basic and diluted	$0.36	$(0.55)	$0.16	$0.15	$(3.24)

Balance Sheet Data:
Working capital	$316,494	$245,223	$337,747	$282,613	$249,279

Total assets	1,189,908	1,090,496	1,187,843	1,168,806	1,090,668

Long-term liabilities	206,338	185,783	237,044	235,932	280,677

Stockholders’ equity	786,347	729,093	792,564	751,623	673,175

(1)	Amounts in fiscal 2003 through 2007 primarily reflect amortization of current technology and customer relationships.

(2)	In fiscal 2007, we recorded restructuring and other special charges of $4.9 million related to the exit of the baseband product. These charges consist of $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area. We also recorded an additional approximate $0.8 million charge in restructuring reserves. This charge consists of a single lease obligation that expires in 2008.

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

(3)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2002. As a result of this adoption, we performed a transitional evaluation of our goodwill and intangible assets with indefinite lives. Based on this transitional evaluation, we determined that our goodwill was impaired and recorded a charge of $397.1 million for the cumulative effect of a change in accounting principle in fiscal 2003.

(4)	In the fourth quarter of fiscal 2006, we recorded bad debt expense of $35.1 million. Specifically, we recorded charges related to two customers: Vitelcom Mobile and an Asian component distributor.

(5)	In the fourth quarter of fiscal 2006, we recorded $23.3 million of inventory charges and reserves primarily related to the exit of our baseband product area.

(6)	Fiscal years ended September 28, 2007 and September 29, 2006 included $13.7 million and $14.2 million, respectively, of share-based compensation expense due to the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Fiscal year ended September 28, 2007 includes share-based compensation expense of approximately $1.3 million, $5.6 million and $6.8 million in cost of goods sold, research and development expense, and selling, general and administrative expense, respectively, and fiscal year ended September 29, 2006 includes share-based compensation expense of approximately $2.2 million, $6.3 million and $5.7 million in cost of goods sold, research and development expense and selling, general and administrative expense, respectively.

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
OVERVIEW
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) designs, manufactures and markets a broad range of high performance analog and mixed signal semiconductors that enable wireless connectivity. Our power amplifiers (PAs), front-end modules (FEMs) and integrated radio frequency (RF) solutions can be found in many of the cellular handsets sold by the world’s leading manufacturers. Leveraging our core analog technologies, we also offer a diverse portfolio of linear integrated circuits (ICs) that support automotive, broadband, cellular infrastructure, industrial and medical applications.

BUSINESS FRAMEWORK
We have aligned our product portfolio around two markets: mobile platforms and linear products. Our mobile platform solutions include highly customized PAs, FEMs, and integrated RF transceivers that are at the heart of many of today’s leading-edge multimedia handsets. Our primary customers for these products include top-tier handset manufacturers such as Sony Ericsson, Motorola, Samsung, LG Electronics and Research in Motion. In parallel, we offer over 800 different linear products via a catalogue to a highly diversified non-handset customer base. Our linear products are precision analog integrated circuits that target markets in cellular infrastructure, broadband networking, medical, automotive and industrial applications, among others. Representative linear products include synthesizers, mixers, switches, diodes and RF receivers. Our primary customers for linear products include Ericsson, Huawei, Alcatel ·Lucent, ZTE and Broadcom, as well as leading distributors such as Avnet.
We are a leader in the PA and FEM market for cellular handsets, and plan to build upon our position by continuing to develop more highly integrated and higher performance products necessary for the next generation of multimedia handsets. Our competitors in the mobile platforms market include RF Micro Devices, Anadigics and TriQuint Semiconductor. In the linear products market, we plan to continue to grow by both expanding distribution of our standard components and by leveraging its core analog technologies to develop integrated products for specific customer applications. Our competitors in the linear products market include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
BASIS OF PRESENTATION
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and fiscal years 2006 and 2005 each consisted of 52 weeks and ended on September 29, 2006 and September 30, 2005, respectively.
RESULTS OF OPERATIONS
YEARS ENDED SEPTEMBER 28, 2007, SEPTEMBER 29, 2006, AND SEPTEMBER 30, 2005
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	61.3	66.1	61.2

Gross margin	38.7	33.9	38.8
Operating expenses:
Research and development	17.0	21.2	19.2
Selling, general and administrative	12.8	17.6	13.0
Amortization of intangible assets	0.3	0.3	0.3
Restructuring and special charges	0.8	3.5	—

Total operating expenses	30.9	42.6	32.5

Operating income (loss)	7.8	(8.7)	6.3
Interest expense	(1.7)	(1.9)	(1.8)
Other income, net	1.5	1.1	0.7

Income (loss) before income taxes	7.6	(9.5)	5.2
Provision (benefit) for income taxes	(0.1)	2.0	2.0

Net income (loss)	7.7%	(11.5)%	3.2%

GENERAL
During fiscal 2007, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	In fiscal 2007, we continued to improve our financial returns and strengthen our overall business model. We achieved operating income of $58.5 million in fiscal year 2007 as compared to an operating loss of $(66.3) million in fiscal year 2006. Operating income included $4.9 million and $90.4 million of costs and other charges related to the exit of our baseband product area in fiscal year 2007 and 2006, respectively. Profitability improvement was principally the result of the successful exit of our baseband product area and increases in gross profit margin as a result of an enhanced product mix as mobile platforms and linear products (“Core Products”) became a larger percentage of our business.

▪	Cash provided by operations was $84.8 million for fiscal 2007 as compared to $27.2 million in fiscal 2006 as we exited the baseband product area and intensified our focus on areas where we differentiate ourselves from competitors, capitalized on content growth in 3G multimode applications and diversified into linear products markets.

▪	Linear products and mobile platforms comprise our two key ongoing product areas. Overall revenues in fiscal 2007 declined by $32.0 million, or 4.1%, from fiscal 2006 due to the exit of our baseband product area at the end of fiscal year 2006. Revenues from our Core Products remained relatively unchanged over that same period. We experienced a more favorable product mix in fiscal 2007 which was offset by a decline in average selling prices and units sold in our Core Products.

▪	Gross profit as a percentage of sales improved to 38.7% from 33.9% in fiscal year 2007 as compared to fiscal year 2006. This was principally due to higher gross profit margin Core Products being a greater percentage of overall sales since we exited the lower margin baseband product area at the end of fiscal 2006, as well as inventory related charges recorded in fiscal 2006 related to the exit of our baseband product area which did not recur in fiscal 2007. Furthermore, we improved absorption as our factory utilization increased and we experienced improved overall yields and greater equipment efficiency. An enhanced product mix, as multimode front end modules and linear products became a larger portion of our business, also contributed to gross profit margin improvement. Finally, we benefited from higher contribution margins received from the licensing and sale of intellectual property in fiscal year 2007 as compared to fiscal year 2006.

▪	We completed a $200.0 million convertible debt offering in March 2007 at an average interest rate of 1.375% and achieved an approximate 35% conversion premium at the time of the offering over the closing market price of our common stock. A portion of these proceeds was utilized to retire $130.0 million of the Junior Notes due in November 2007 carrying an interest rate of 4.75%. We anticipate interest expense savings of approximately $6.8 million annually in future years due to the replacement of the Junior Notes with notes issued in the March 2007 debt offering. We also used $30.1 million to repurchase approximately 4.3 million common shares during fiscal year 2007.

NET REVENUES

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005
Net revenues	$741,744	(4.1)%	$773,750	(2.4)%	$792,371
We market and sell our mobile platforms and linear products to top tier Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into strategic arrangements leveraging our broad intellectual property portfolio by licensing or selling our patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.
Overall revenues in fiscal 2007 declined by $32.0 million, or 4.1%, from fiscal 2006 due to the exit of our baseband product area at the end of fiscal year 2006. Revenues from our Core Products remained relatively unchanged over that same period. We experienced a more favorable product mix in fiscal 2007 which was offset by a decline in average selling prices of 8.1% and units sold of 1.5% in our Core Products area.
Revenues from our Core Products increased by $77.9 million, or 11.9%, from fiscal 2005 to fiscal 2006. Overall, net revenues decreased slightly in fiscal 2006 when compared to fiscal 2005 primarily as a result of a decrease in baseband product area revenues of $77.1 million (a 62.7% decrease). Units sold in our Core Product areas increased by 33.2% somewhat offset by an overall average selling price decline of approximately 10% in our Linear Product area and approximately 2% in our front-end solutions and multimode radio product area.
For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005
Gross profit	$287,385	9.4%	$262,679	(14.7)%	$307,772
% of net revenues	38.7%		33.9%		38.8%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing and sustaining engineering expenses pertaining to products sold.
Gross profit as a percentage of sales improved to 38.7% from 33.9% in fiscal year 2007, as compared to fiscal year 2006, as higher gross profit margin Core Products became a greater percentage of our overall sales since we exited the lower margin baseband product area at the end of fiscal 2006. Additionally, inventory related charges recorded in fiscal 2006 related to the exit of our baseband product area did not recur in fiscal 2007. Furthermore, we improved absorption as our factory utilization increased and we experienced improved overall yields and greater equipment efficiency. Finally, we benefited from higher contribution margins received from the licensing and sale of intellectual property in fiscal year 2007 as compared to fiscal year 2006.
Gross profit for fiscal 2006 decreased by $45.1 million from approximately $307.8 million in fiscal 2005 and gross profit margin decreased to 33.9% from 38.8% in fiscal 2005. Gross profit on our Core Products actually increased in aggregate dollars in fiscal 2006 as compared to fiscal 2005. The decrease in both absolute dollars and as a percentage of sales was primarily due to the $23.3 million (approximately 50% of the decrease in aggregate dollars) in inventory related charges associated with the exit of the baseband product area in the fourth quarter of fiscal 2006.

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
RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005
Research and development	$126,075	(23.2)%	$164,106	7.8%	$152,215
% of net revenues	17.0%		21.2%		19.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues in fiscal year 2007 when compared to fiscal year 2006 is predominantly attributable to decreased labor and benefit costs as a result of the workforce reductions associated with the exit of our baseband product area at the end of fiscal 2006. In addition, efficiencies were achieved in the utilization of outside services, fixed materials and supplies, rent costs, relocation costs, business travel and hardware/software costs. The reductions in the labor intensive research and development costs associated with the exit of our baseband product area has enabled us to refocus, enhance and target our research and development spending on our higher growth core product areas in fiscal year 2007 which we believe will drive future revenue in these product areas.
Research and development expenses increased in fiscal 2006 when compared to fiscal 2005 by $11.9 million, or 7.8%. This increase is primarily attributable to increased labor and benefit costs incurred to support our next generation multimode radios and precision analog semiconductors. The increase in research and development costs primarily supports new product introductions, as well as new product development, focused on diversifying our product portfolio within our linear products area outside of the cellular handset market. We also incurred $6.3 million in research and development related share-based compensation expense in fiscal 2006 related to our adoption of SFAS 123(R). No research and development related share-based compensation expense was recorded in fiscal 2005.
SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005
Selling, general and administrative	$94,950	(30.1)%	$135,801	31.8%	$103,070
% of net revenues	12.8%		17.6%		13.0%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses decreased in aggregate dollars and as a percentage of revenues for fiscal year 2007 as compared to fiscal year 2006 primarily due to our recording of $35.1 million in bad debt expense in the fourth quarter of fiscal 2006 as we exited our baseband product area as well as lower sales commissions expense and lower legal and other professional fees in fiscal 2007.
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
AMORTIZATION OF INTANGIBLE ASSETS AND WARRANTS

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005
Amortization	$2,144	0.0%	$2,144	(8.9)%	$2,354
% of net revenues	0.3%		0.3%		0.3%
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark acquired by the Company. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2007, 2006, and 2005 primarily represents the amortization of these intangible assets.
Amortization expense on intangible assets declined in fiscal 2006 as compared to fiscal 2005 primarily due to the recognition of amortization expense on a warrant in fiscal 2005. The warrant expired without being exercised on January 20, 2005.
For additional information regarding goodwill and intangible assets, see Note 6 of Item 8 of this Annual Report on Form 10-K.
RESTRUCTURING AND SPECIAL CHARGES

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005

Restructuring and special charges	$5,730	(78.7)%	$26,955	100.0%	$—
% of net revenues	0.8%		3.5%		0.0%
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
During the fiscal year ended September 29, 2006, we recorded $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software, $4.2 million related to the impairment of certain long-lived assets and $2.3 million related to other charges.
During the fiscal year ended September 28, 2007, we recorded additional restructuring charges of $4.9 million related to the exit of the baseband product area. These charges consist of $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area. In addition, the Company recorded an additional $0.8 million charge for a single lease obligation that expires in 2008 relating to our 2002 restructuring.
For additional information regarding restructuring charges and liability balances, see Note 14 of Item 8 of this Annual Report on Form 10-K.

INTEREST EXPENSE

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005

Interest expense	$12,590	(14.9)%	$14,797	1.4%	$14,597
% of net revenues	1.7%		1.9%		1.8%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for fiscal 2007, when compared to fiscal 2006, is primarily due to the retirement of $130.0 million of our higher interest rate Junior Notes replaced with the proceeds of the issuance of the substantially lower interest rate 2007 Convertible Notes in March 2007.
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
For additional information regarding our borrowing arrangements, see Note 7 of Item 8 of this Annual Report on Form 10-K.
OTHER INCOME, NET

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005

Other income, net	$10,874	30.2%	$8,350	53.1%	$5,453
% of net revenues	1.5%		1.1%		0.7%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The increase in other income, net between fiscal 2007 and fiscal 2006, as well as between fiscal 2006 and fiscal 2005 is primarily due to an increase in interest income on invested cash balances as a result of increased interest rates and higher invested cash balances.
PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 28,		September 29,		September 30,
(dollars in thousands)	2007	Change	2006	Change	2005

(Benefit) Provision for income taxes	$(880)	(105.7)%	$15,378	0.0%	$15,378
% of net revenues	0.1%		2.0%		2.0%
Income tax benefit for fiscal 2007 was $(0.9) million as compared to $15.4 million expense for fiscal 2006. Income tax (benefit) expense for fiscal 2007 and fiscal 2006 consists of approximately $(2.2) million and $(0.1) million, respectively, of United States income tax benefit. The fiscal 2007 tax benefit of $(2.2) million is due to a $(1.7) million reduction in the valuation allowance related to the partial recognition of future tax benefits on United States federal and state net operating carryforwards and the reversal of $(0.5) million of tax reserve no longer required. The income tax provision for fiscal 2006 was comprised of a favorable adjustment of $(0.1) million between fiscal 2005’s tax provision and tax return liability, and foreign tax expense of $15.5 million. The income tax provision for fiscal 2005 of $15.4 million was comprised of U.S. income tax benefit of $(0.7) million, foreign income tax expense of $5.0 million, and a charge in lieu of tax expense of $11.1 million. The charge in lieu of tax expense resulted from a partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.
The provision for foreign income taxes for fiscal 2007, 2006, and 2005 was $1.3 million, $15.5 million, and $5.0 million, respectively. Foreign tax expense for fiscal 2006 included a one time charge of $14.6 million to write off a deferred tax asset as a result of reorganizing our Mexico business. The fiscal 2005 foreign tax expense included a charge of $2.2 million to remeasure Mexico’s deferred tax assets because of a reduction to the statutory income tax rate in Mexico.
In accordance with SFAS 109, “Accounting for Income Taxes”, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of September 28, 2007, we have established a valuation allowance of $151.3 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered.
Realization of the Company’s deferred tax assets is dependent upon generating United States source income in the future. Based on the Company’s evaluation of the realizability of its United States net operating loss carryforwards through the generation of future taxable income, $14.2 million of the Company’s valuation allowance was reversed at September 28, 2007. The amount reversed consisted of $1.7 million recognized as income tax benefit, and $12.5 million recognized as a reduction to goodwill. The remaining valuation allowance as of September 28, 2007 is $151.3 million. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets will be accounted for as follows: approximately $128.8 million will be recognized as an income tax benefit, $18.6 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $216.7 million of future United States federal taxable income to utilize all of our net operating loss carryforwards as of September 28, 2007.
No provision has been made for United States, state, or additional foreign income taxes related to approximately $11.0 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
On September 14, 2007, the Congress of Mexico approved a new “flat tax” regime which will become effective January 1, 2008. The new flat tax replaces the corporate asset tax and is similar to a minimum tax. The Company is currently evaluating the impact of this tax upon its future operating results.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	September 28,	September 29,	September 30,
(dollars in thousands)	2007	2006	2005

Cash and cash equivalents at beginning of period	$136,749	$116,522	$123,505

Net cash provided by operating activities	84,778	27,226	54,197
Net cash provided by (used in) investing activities	(20,146)	42,383	(66,424)
Net cash provided by (used in) financing activities	40,196	(49,382)	5,244

Cash and cash equivalents at end of period	$241,577	$136,749	$116,522

FISCAL 2007
Based on our results of operations for fiscal 2007 and current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Our cash and cash equivalent balances increased by $104.8 million to $241.6 million at September 28, 2007 from $136.7 million at September 29, 2006. Cash and cash equivalent balances and short-term investments increased by $82.6 million to $253.8 million at September 28, 2007 from $171.2 million at September 29, 2006. The number of days sales outstanding for the fiscal year ended September 28, 2007 increased to 80 from 73 as compared to fiscal 2006.
During fiscal 2007, we generated $84.8 million in cash from operating activities. Contributing to these positive operating cash flows was net income of $57.7 million. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense and non-cash restructuring expense) totaling $66.4 million. In fiscal 2007, we also experienced a decrease in accounts payable balances of $16.7 million, a decrease in other accrued liability balances of $10.8 million and an increase in receivable balances of $10.7 million. Furthermore we experienced an increase in deferred tax assets of $1.7 million primarily resulting from the partial release of our tax valuation allowance in the fourth quarter of fiscal 2007. Finally, provision for losses on accounts receivable increased by $2.2 million principally due to further reserves recorded for baseband product area customers.
During fiscal 2007, we utilized $20.1 million in cash from investing activities. Cash provided by investing activities in fiscal 2007 consisted of net proceeds of $22.5 million from the sale of auction rate securities. Capital expenditures of $42.6 million offset these net proceeds and were primarily related to the purchase of equipment utilized in our fabrication facilities to support and enhance our assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
During fiscal 2007, we generated $40.2 million in cash from financing activities. This principally resulted from the issuance of our 2007 Convertible Notes offering which generated gross proceeds of $200.0 million, and stock option exercises of $8.3 million, offset by repayment of $130.0 million on our Junior Notes, a common stock buyback of 4.3 million shares at a cost of approximately $31.7 million, and financing costs associated with our 2007 Convertible Notes offering of $6.2 million. As of September 28, 2007 our Facility Agreement of $50.0 million is fully drawn. We paid approximately $12.4 million in interest to service the 2007 Convertible Notes, the Junior Notes and the Facility Agreement in fiscal 2007. For additional information regarding our borrowing arrangements, see Note 7 of Item 8 of this Annual Report on Form 10-K.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $4.1 million in future periods. Certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in fiscal 2008 and beyond. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of September 28, 2007, Skyworks USA had borrowed $50.0 million under this agreement.
We retired the remaining $49.3 million in aggregate principal amount of the Junior Notes plus $1.2 million in accrued and unpaid interest, on the due date of November 15, 2007.
In October 2007, the Company paid $32.4 million in cash to acquire, from two separate companies, raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property as well as sixteen fundamental HBT and RF MEMs patents.
FISCAL 2006
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
During fiscal 2006, we generated $27.2 million in cash from operating activities. Offsetting these positive operating cash flows were net losses of $88.2 million which included total charges incurred to exit our baseband product area. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense, non-cash restructuring expense, asset impairment charges and provision for deferred income taxes) totaling $75.7 million. In fiscal 2006, we also experienced an increase in other accrued liabilities and expenses of $16.0 million (principally related to restructuring accruals in the fourth fiscal quarter) and a decrease in deferred tax assets of $16.5 million and an increase of $31.2 million in the provision for losses on accounts receivable (principally related to the reserves recorded on two baseband customers). These increases were offset by uses of cash caused by increases of $18.2 million in accounts receivable and $3.5 million in inventory. However, on a net basis accounts receivable actually declined by $13.0 million when accounting for the impact of the aforementioned $31.2 million increase in the provision for losses on accounts receivable.
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
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities at September 28, 2007 (see Notes 7 and 11 of Item 8 of this Annual Report on Form 10-K), in thousands:

	Payments Due By Period
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter(1)
Long-Term Debt Obligations	249,335	49,335	100,000	100,000	—
Other Commitments	5,713	4,454	1,259	—	—
Operating Lease Obligations	20,548	6,862	11,338	2,348	—
Other Long-Term Liabilities (1)	6,338	373	334	256	5,375

	$281,934	$61,024	$112,931	$102,604	$5,375

(1)	Other Long-Term Liabilities includes $4.3 million of Executive Deferred Compensation for which there is a corresponding long term asset.
CRITICAL ACCOUNTING ESTIMATES
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
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 28, 2007 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). If the assessment in the first step indicates impairment then the Company performs step two. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
It was previously the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the fiscal year ended September 28, 2007, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are, intended to be, permanently reinvested.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero and the ending APIC pool balance at September 28, 2007 remains zero.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal year 2008. We are currently evaluating the impact that adopting FIN 48 will have on the Company’s financial position and results of operations, however at this time the Company does not expect the impact to materially affect its results from operations or financial position.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.
SAB 108
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in fiscal year 2007 and its adoption did not materially impact its results from operations or financial position.
SFAS 159
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
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended September 28, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to market risks, such as changes in foreign currency exchange rates and interest rates. Our financial instruments include cash and cash equivalents, short-term investments, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2007, the carrying value of our cash and cash equivalents approximates fair value.
Our short term investments consist of auction rate securities which have long-term underlying maturities (ranging from 20 to 40 years). The market has historically been highly liquid and the interest rates reset every 28 or 31 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell these securities to provide liquidity as needed. The Company’s practice is to invest in these securities for higher yields compared to cash equivalents. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short time period associated with the interest reset feature. Gains and losses are included in investment income in the period they are realized. Due to their inherent structure, auction rate securities carry higher market risk than commercial paper investments.
Our short-term debt consists of borrowings under our credit facility with Wachovia Bank, N.A of $50.0 million, and Junior Notes with current maturities of $49.3 million (4.75% unsecured convertible subordinated notes due November 2007). Interest related to our borrowings under our credit facility with Wachovia Bank, N.A. is at LIBOR plus 0.4% and was approximately 5.4% at September 28, 2007. Consequently, we do not have significant cash flow exposure on this short-term debt. The Junior Notes are convertible into our common stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying common stock. For the year ended September 28, 2007, our Junior Notes, on an if-converted basis, were not dilutive and, as a result, had no impact on our net income (loss) per share (assuming dilution). We do not believe that we have significant cash flow exposure on our Junior Notes.
Our long-term debt consists of $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the fiscal year ended September 28, 2007, as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares. We do not believe that we have significant cash flow exposure on our Junior Notes.
Based on our overall evaluation of our market risk exposures from all of our financial instruments at September 28, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.
Our exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in various foreign countries. We do not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with our foreign subsidiaries, as we do not believe we have any significant foreign exchange rate fluctuation risk because most of our business transactions are denominated in U.S. dollars.

TEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements of the Company for the fiscal year ended September 28, 2007 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 48

(2)	Consolidated Statements of Operations for the Years Ended September 28, 2007, September 29, 2006, and September 30, 2005	Page 49

(3)	Consolidated Balance Sheets at September 28, 2007 and September 29, 2006	Page 50

(4)	Consolidated Statements of Cash Flows for the Years Ended September 28, 2007, September 29, 2006 and September 30, 2005	Page 51

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 28, 2007, September 29, 2006, and September 30, 2005	Page 52

(6)	Notes to Consolidated Financial Statements	Pages 53 through 77

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. as of September 28, 2007 and September 29, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 28, 2007. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2007 Form 10-K. We also have audited Skyworks Solutions Inc.’s internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. as of September 28, 2007 and September 29, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

Boston, Massachusetts
November 27, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Net revenues	$741,744	$773,750	$792,371
Cost of goods sold (includes share-based compensation expense of $1,274 and $2,174 for the fiscal years ended September 28, 2007 and September 29, 2006, respectively)	454,359	511,071	484,599

Gross profit	287,385	262,679	307,772

Operating expenses:
Research and development (includes share-based compensation expense of $5,590 and $6,311 for the fiscal years ended September 28, 2007 and September 29, 2006, respectively)	126,075	164,106	152,215
Selling, general and administrative (includes share-based compensation expense of $6,873 and $5,734 for the fiscal years ended September 28, 2007 and September 29, 2006, respectively)	94,950	135,801	103,070
Amortization of intangible assets	2,144	2,144	2,354
Restructuring and special charges	5,730	26,955	—

Total operating expenses	228,899	329,006	257,639

Operating income (loss)	58,486	(66,327)	50,133
Interest expense	(12,590)	(14,797)	(14,597)
Other income, net	10,874	8,350	5,453

Income (loss) before income taxes	56,770	(72,774)	40,989
Provision (benefit) for income taxes	(880)	15,378	15,378

Net income (loss) )	$57,650	$(88,152)	$25,611

Per share information:

Net income (loss), basic and diluted	$0.36	$(0.55)	$0.16

Number of weighted-average shares used in per share computations, basic	159,993	159,408	157,453

Number of weighted-average shares used in per share computations, diluted	161,064	159,408	158,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	September 28,	September 29,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$241,577	$136,749
Short-term investments	5,700	28,150
Restricted cash	6,502	6,302
Receivables, net of allowance for doubtful accounts of $1,662 and $37,022, respectively	167,319	158,798
Inventories	82,109	81,529
Other current assets	10,511	9,315

Total current assets	513,718	420,843
Property, plant and equipment, less accumulated depreciation and amortization of $280,738 and $250,195, respectively	153,516	150,383
Goodwill	480,890	493,389
Intangible assets, less accumulated amortization of $13,199 and $11,055, respectively	13,442	15,586
Deferred tax assets	14,459	251
Other assets	13,883	10,044

Total assets	$1,189,908	$1,090,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$99,335	$50,000
Accounts payable	56,417	73,071
Accrued compensation and benefits	28,392	25,297
Other current liabilities	13,079	27,252

Total current liabilities	197,223	175,620
Long-term debt, less current maturities	200,000	179,335
Other long-term liabilities	6,338	6,448

Total liabilities	403,561	361,403

Commitments and contingencies (Note 11 and Note 12)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 165,593 shares issued and 161,101 shares outstanding at September 28, 2007 and 161,690 shares issued and 161,659 shares outstanding at September 29, 2006	40,275	40,414
Additional paid-in capital	1,382,230	1,351,190
Treasury Stock	(31,855)	(173)
Accumulated deficit	(604,089)	(661,739)
Accumulated other comprehensive loss	(214)	(599)

Total stockholders’ equity	786,347	729,093

Total liabilities and stockholders’ equity	$1,189,908	$1,090,496

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$57,650	$(88,152)	$25,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	13,737	14,219	—
Depreciation	39,237	38,217	37,277
Charge in lieu of income tax expense	—	—	11,104
Amortization of intangible assets	2,144	2,144	2,354
Amortization of deferred financing costs	2,311	1,992	1,596
Contribution of common shares to savings and retirement plans	8,565	8,064	10,437
Non-cash restructuring expense	419	6,426	—
Deferred income taxes	(1,741)	16,547	3,253
Loss on sale of assets	227	73	28
Asset impairments	—	4,197	—
Provision for losses on accounts receivable	2,203	31,206	5,127
Changes in assets and liabilities:
Receivables	(10,724)	(18,177)	(18,809)
Inventories	(247)	(3,454)	2,172
Other assets	(1,534)	(3,395)	(3,706)
Accounts payable	(16,654)	795	(1,129)
Other liabilities	(10,815)	16,524	(21,118)

Net cash provided by operating activities	84,778	27,226	54,197

Cash flows from investing activities:
Capital expenditures	(42,596)	(49,359)	(38,135)
Receipts from property held for sale	—	6,567	—
Sale of short-term investments	978,046	1,094,985	1,223,181
Purchase of short-term investments	(955,596)	(1,009,810)	(1,251,470)

Net cash provided by (used in) investing activities	(20,146)	42,383	(66,424)

Cash flows from financing activities:
Proceeds from 2007 Convertible Notes	200,000	—	—
Payments on Junior Notes	(130,000)	(50,665)	—
Deferred financing costs	(6,189)	—	—
Change in restricted cash	(200)	(290)	—
Repurchase of common stock	(31,681)	(173)	—
Exercise of stock options	8,266	1,746	5,244

Net cash provided by (used in) financing activities	40,196	(49,382)	5,244

Net increase (decrease) in cash and cash equivalents	104,828	20,227	(6,983)
Cash and cash equivalents at beginning of period	136,749	116,522	123,505

Cash and cash equivalents at end of period	$241,577	$136,749	$116,522

Supplemental cash flow disclosures:
Taxes paid	$1,117	$2,023	$1,221

Interest paid	$12,479	$13,787	$13,030

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$—	$760	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity
Balance at October 1, 2004	156,012	39,003	—	—	1,312,603	(599,197)	(786)	751,623

Net income	—	—	—	—	—	25,611	—	25,611

Pension adjustment	—	—	—	—	—	—	(351)	(351)

Other comprehensive loss	—	—	—	—	—	—	(351)	(351)

Comprehensive income	—	—	—	—	—	—	—	25,260

Issuance of common shares for stock purchase plans, 401(k) and stock option plans	2,452	613	—	—	14,932	—	—	15,545

Issuance and expense of restricted stock and acceleration of options	161	40	—	—	96	—	—	136

Balance at September 30, 2005	158,625	$39,656	—	$—	$1,327,631	$(573,586)	$(1,137)	$792,564

Net loss	—	—	—	—	—	(88,153)	—	(88,153)

Pension adjustment	—	—	—	—	—	—	538	538

Other comprehensive income	—	—	—	—	—	—	538	538

Comprehensive loss	—	—	—	—	—	—	—	(87,615)

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	1,982	496	—	—	22,528	—	—	23,024

Issuance and expense of common shares for restricted stock and performance shares	1,083	270	—	—	1,023	—	—	1,293

Shares withheld for taxes	(31)	(8)	31	(173)	8	—	—	(173)

Balance at September 29, 2006	161,659	$40,414	31	$(173)	$1,351,190	$(661,739)	$(599)	$729,093

Net income	—	—	—	—	—	57,650	—	57,650

Pension adjustment	—	—	—	—	—	—	159	159

Other comprehensive income	—	—	—	—	—	—	159	159

Comprehensive income	—	—	—	—	—	—	—	57,809

Adjustment to initially apply SFAS 158	—	—	—	—	—	—	226	226

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,221	805	—	—	25,468	—	—	26,273

Issuance and expense of common shares for restricted stock and performance shares	682	171	—	—	4,457	—	—	4,628

Repurchase of common stock	(4,255)	(1,064)	4,255	(30,083)	1,064	—	—	(30,083)

Shares withheld for taxes	(206)	(51)	206	(1,599)	51	—	—	(1,599)

Balance at September 28, 2007	161,101	$40,275	4,492	$(31,855)	$1,382,230	$(604,089)	$(214)	$786,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) designs, manufactures and markets a broad range of high performance analog and mixed signal semiconductors that enable wireless connectivity. Our power amplifiers (PAs), front-end modules (FEMs) and integrated radio frequency (RF) solutions can be found in many of the cellular handsets sold by the world’s leading manufacturers. Leveraging our core analog technologies, we also offer a diverse portfolio of linear integrated circuits (ICs) that support automotive, broadband, cellular infrastructure, industrial and medical applications.
Skyworks was formed through the merger (“Merger”) of the wireless business of Conexant Systems, Inc. (“Conexant”) and Alpha Industries, Inc. (“Alpha”) on June 25, 2002, pursuant to an Agreement and Plan of Reorganization, dated as of December 16, 2001, and amended as of April 12, 2002, by and among Alpha, Conexant and Washington Sub, Inc. (“Washington”), a wholly-owned subsidiary of Conexant to which Conexant spun off its wireless communications business. Pursuant to the Merger, Washington merged with and into Alpha, with Alpha as the surviving corporation. Immediately following the Merger, Alpha purchased Conexant’s semiconductor assembly and test facility located in Mexicali, Mexico and certain related operations (the “Mexicali Operations”). For purposes of this Annual Report, the Washington business and the Mexicali Operations are collectively referred to as “Washington/Mexicali”. Shortly thereafter, Alpha, which was incorporated in Delaware in 1962, changed its corporate name to Skyworks Solutions, Inc.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property sales is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104, (“Revenue Recognition”) have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required
PRINCIPLES OF CONSOLIDATION
All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and fiscal years 2006 and 2005 each consisted of 52 weeks and ended on September 29, 2006 and September 30, 2005, respectively.

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
SHORT-TERM INVESTMENTS
The Company’s short-term investments are classified as available for sale. These investments consist of auction rate securities which have long-term underlying maturities (ranging from 20 to 40 years), however the market has historically been highly liquid and the interest rates reset every 28 or 31 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell these securities to provide liquidity as needed. The Company’s practice is to invest in these securities for higher yields compared to cash equivalents. Such short-term investments are carried at amortized cost, which approximates fair value, due to the short time period associated with the interest rate reset feature. Gains and losses are included in investment income in the period they are realized.
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
INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market value. The Company provides for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. The recoverability of inventories is assessed through an on-going review of inventory levels in relation to sales backlog and forecasts, product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand (generally in excess of twelve months), the value of such inventory that is not expected to be sold at the time of the review is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero).
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). If the assessment in the first step indicates impairment then the Company performs step two. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing. The Company amortized additional deferred financing costs during fiscal 2007 due to the early extinguishment of $130.0 million of its long-term debt. We also incurred additional deferred financing costs as a result of the issuance of the 2007 Convertible Notes as more fully described in Note 7 to the Consolidated Financial Statements.
INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
It was previously the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. This policy reversal increased the 2005 tax provision by $9.0 million. For the fiscal year ended September 28, 2007, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are, intended to be, permanently reinvested.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” the “FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero and the ending APIC pool balance at September 28, 2007 remains zero.
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
The fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Due to the existence of a market condition, certain restricted stock grants are expensed over the service period for each separately vesting tranche.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 28, 2007 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets. In addition, changes in the funded status must be recognized through other comprehensive income in shareholders’ equity in the year in which the changes occur. We adopted SFAS 158 on September 28, 2007. In accordance with the transition rules in SFAS 158, this standard is being adopted on a prospective basis. The adoption of SFAS 158 resulted in an immaterial adjustment to our balance sheet, and had no impact on our net earnings or cash flows.
COMPREHENSIVE INCOME (LOSS)
The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated comprehensive loss presented in the financial statements consists of adjustments to the Company’s minimum pension liability as follows (in thousands):

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 30, 2005	(1,137)	(1,137)
Change in period	538	538

Balance as of September 29, 2006	$(599)	$(599)
Pension adjustment	159	159
Adjustment to initially apply SFAS 158	226	226

Balance as of September 28, 2007	$(214)	$(214)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006, and is therefore effective for the Company in fiscal year 2008. We are currently evaluating the impact that adopting FIN 48 will have on the Company’s financial position and results of operations, however at this time the Company does not expect the impact to materially affect its results from operations or financial position.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.

SAB 108
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company adopted SAB 108 in fiscal year 2007 and its adoption did not materially impact its results from operations or financial position.
SFAS 159
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
NOTE 3. MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of September 28, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$5,700	$—	$—	$5,700

Total marketable securities	$5,700	$—	$—	$5,700

Marketable securities are categorized as available for sale and are summarized as follows as of September 29, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$28,150	$—	$—	$28,150

Total marketable securities	$28,150	$—	$—	$28,150

NOTE 4. INVENTORY
Inventories consist of the following (in thousands):

	As of
	September 28,	September 29,
	2007	2006

Raw materials	$6,624	$9,476
Work-in-process	48,128	52,097
Finished goods	27,357	19,956

	$82,109	$81,529

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	September 28,	September 29,
	2007	2006

Land	$9,423	$9,423
Land and leasehold improvements	4,394	3,990
Buildings	39,730	37,481
Furniture and Fixtures	24,485	23,101
Machinery and equipment	343,551	304,019
Construction in progress	12,671	22,564

	434,254	400,578
Accumulated depreciation and amortization	(280,738)	(250,195)

	$153,516	$150,383

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are principally the result of the Merger completed on June 25, 2002. The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2007 and determined that as of July 1, 2007, its goodwill was not impaired.
Goodwill and intangible assets consist of the following (in thousands):

		As of
	Weighted	September 28, 2007			September 29, 2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$480,890	$—	$480,890	$493,389	$—	$493,389

Amortized intangible assets
Developed technology	10	$10,550	$(6,399)	$4,151	$10,550	$(5,525)	$5,025
Customer relationships	10	12,700	(6,678)	6,022	12,700	(5,408)	7,292
Other	3	122	(122)	—	122	(122)	—

		23,372	(13,199)	10,173	23,372	(11,055)	12,317
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$26,641	$(13,199)	$13,442	$26,641	$(11,055)	$15,586

Annual amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Amortization expense	$2,144	$2,144	$2,165
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
		Developed	Customer
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 30, 2005	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during year	—	—	—	—	—	—

Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during year	(12,499)	—	—	—	—	(12,499)

Balance as of September 28, 2007	$480,890	$10,550	$12,700	$3,269	$122	$507,531

The reduction to goodwill in fiscal 2007 results from the utilization of deferred tax assets for which no tax benefit was recognized as of the date of the Merger. The remaining pre-Merger deferred tax assets that could reduce goodwill in future periods are $18.6 million as of September 28, 2007.
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$2,144	$2,144	$2,144	$2,144	$1,597
NOTE 7. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	Fiscal Years Ended
	September 28,	September 29,
	2007	2006

Junior Notes	$49,335	$179,335
2007 Convertible Notes	200,000	—

Long-term debt	$249,335	$179,335
Less-current maturities	49,335	—

	$200,000	$179,335

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consists of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consists of $100.0 million of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. The fair value of the Company’s 2007 Convertible Notes approximated $230.3 million at September 28, 2007.
Junior Notes represent the Company’s 4.75% convertible subordinated notes due November 15, 2007. These Junior Notes can be converted into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company could have redeemed the Junior Notes for $1,000 per $1,000 principal amount of notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Holders required the Company to repurchase the Junior Notes upon a change in control of the Company. The Company paid interest in cash semi-annually in arrears on May 15 and November 15 of each year. During the fiscal year ended September 28, 2007, the Company redeemed $130.0 million in aggregate principal amount of the Junior Notes at a redemption price of $1,000 per $1,000 principal amount of notes plus $2.3 million in accrued and unpaid interest. The fair value of the Company’s Junior Notes approximated $50.2 million at September 28, 2007. The Company retired the remaining $49.3 million in aggregate principal amount of the Junior Notes, plus $1.2 million in accrued and unpaid interest, on the due date of November 15, 2007.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year
2008	49,335
2009	—
2010	100,000
2011	—
2012	100,000

$249,335

SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	Fiscal Years Ended
	September 28,	September 29,
	2007	2006

Current maturities of long-term debt	49,335	—
Facility Agreement	50,000	50,000

	$99,335	$50,000

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4% which approximated 5.4% at September 28, 2007. As of September 28, 2007, Skyworks USA had borrowed $50.0 million under this agreement. The Company retired the remaining $49.3 million in aggregate principal amount of the Junior Notes on the due date of November 15, 2007.
NOTE 8. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

United States	$54,685	$(87,169)	$23,885
Foreign	2,085	14,395	17,104

	$56,770	$(72,774)	$40,989

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Current tax expense (benefit):
Federal	$—	$(52)	$367
State	(461)	—	(1,032)
Foreign	1,149	438	1,178

	688	386	513

Deferred tax expense:
Federal	(1,672)	—	—
State	—	—	—
Foreign	104	14,992	3,761

	(1,568)	14,992	3,761

Charge in lieu of tax expense	—	—	11,104

Provision for income taxes	$(880)	$15,378	$15,378

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Tax (benefit) expense at United States statutory rate	$19,870	$(25,471)	$14,346
Foreign tax rate difference	(301)	10,391	(1,048)
Deemed dividend from foreign subsidiary	—	—	8,956
Research and development credits	(7,495)	(1,500)	(5,000)
Release of tax reserve	(461)	—	(1,032)
Change in valuation allowance	(14,306)	31,261	(13,436)
Charge in lieu of tax expense	—	—	11,104
Foreign withholding tax	825	—	—
Other, net	988	697	1,488

Provision for income taxes	$(880)	$15,378	$15,378

The charge in lieu of tax expense resulted from partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	September 28,	September 29,
	2007	2006

Deferred Tax Assets:
Current:
Inventories	$5,978	$10,550
Bad debts	559	13,431
Accrued compensation and benefits	3,364	4,242
Product returns, allowances and warranty	1,037	1,648
Restructuring	1,904	7,845

Current deferred tax assets	12,842	37,716
Less valuation allowance	(10,213)	(36,070)

Net current deferred tax assets	2,629	1,646

Long-term:
Property, plant and equipment	10,739	9,859
Intangible assets	11,018	7,439
Retirement benefits and deferred compensation	9,949	5,712
Net operating loss carryforwards	75,884	62,768
Federal tax credits	34,139	23,934
State investment credits	16,268	5,560
Restructuring	—	—
Other – net	1,482	3,733

Long-term deferred tax assets	159,479	119,005
Less valuation allowance	(141,042)	(118,755)

Net long-term deferred tax assets	18,437	250

Deferred tax assets	172,321	156,721
Less valuation allowance	(151,255)	(154,825)

Net deferred tax assets	21,066	1,896

Deferred Tax Liabilities:
Current:
Prepaid insurance	(716)	(772)
Other – net	(1,549)	(535)

Current deferred tax liabilities	(2,265)	(1,307)

Long-term:
Intangible assets	(3,978)	—

Long-term deferred tax liabilities	(3,978)	—

Net deferred tax liabilities	(6,243)	(1,307)

Total deferred tax assets	14,823	589

In accordance with SFAS 109, “Accounting for Income Taxes”, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. As of September 28, 2007, the Company has established a valuation allowance for deferred tax assets of $151.3 million. The net change in the valuation allowance of $3.6 million is principally due to increased net operating losses and federal tax credits that were not tax benefited, offset by a partial reversal of valuation allowance related to certain deferred tax assets. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets at September 28, 2007 will be accounted for as follows: approximately $128.8 million will be recognized as an income tax benefit, $18.6 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
Based on the Company’s evaluation of the realizability in future years of its deferred tax assets, $14.2 million of the Company’s valuation allowance was reversed due to the Company’s projection of future income. The amount reversed consisted of $1.7 million recognized as income tax benefit, and $12.5 million recognized as a reduction to goodwill.
Deferred tax assets have been recognized for foreign operations when management believes they will more likely than not be recovered during the carryforward period. The Company does not expect to recognize any income tax benefits relating to future operating losses generated in the United States until management determines that such benefits are more likely than not to be realized.
In 2006, the Company reorganized its Mexico operations. As a result, the long term deferred tax asset relating to the impairment of Mexico assets was written off because the machinery and equipment was transferred to a United States company. The write-off increased tax expense by $14.6 million net of a deferred tax charge associated with this reorganization. The deferred tax asset allowable for United States tax purposes is included in the Company’s U.S. deferred tax assets subject to a valuation allowance as previously discussed.
As of September 28, 2007, the Company has United States federal net operating loss carryforwards of approximately $216.7 million, which will expire at various dates through 2027 and aggregate state net operating loss carryforwards of approximately $16.6 million, which will expire at various dates through 2017. The Company also has United States federal and state income tax credit carryforwards of approximately $57.3 million. The United States federal tax credits expire at various dates through 2027. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.
No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $11.0 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
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
In March 2007, the Company repurchased approximately 4.3 million of its common shares for $30.1 million as authorized by the Company’s Board of Directors. The Company has no publicly disclosed stock repurchase plans.
At September 28, 2007, the Company had 165,593,541 shares of common stock issued and 161,101,440 shares outstanding.
PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 28, 2007, the Company had no shares of preferred stock issued or outstanding.
EMPLOYEE STOCK BENEFIT PLANS
Net income for the fiscal year ended September 28, 2007 included share-based compensation expense under SFAS 123(R) of $13.7 million including $7.8 million on employee stock options, $2.5 million on restricted stock with service and market conditions for vesting, $1.4 million on restricted stock with service conditions only for vesting, $0.7 million on performance units, and $1.3 million on the Employee Stock Purchase Plan (“ESPP”). Net loss for the fiscal year ended September 29, 2006 included share-based compensation expense under SFAS 123(R) of $14.2 million including $11.2 million on employee stock options, $0.7 million on restricted stock with service and market conditions, $0.3 million on restricted stock with service conditions only, $0.3 million on performance units, and $1.7 million on the Employee Stock Purchase Plan (“ESPP”). Net income for fiscal year ended September 30, 2005 reflected share-based compensation expense of $26,000 for restricted stock awards issued during the period. No share-based compensation expense related to employee stock options or ESPP purchases was recognized prior to October 1, 2005 because the Company had not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 5.5 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2007, 2006, and 2005 were 830,103, 835,621, and 824,211, respectively. At September 28, 2007, there are 0.9 million shares available for purchase. The Company recognized compensation expense of $1.3 million and $1.7 million for the fiscal years ended September 28, 2007, and September 29, 2006, respectively. The Company did not recognize any compensation expense under these plans in fiscal 2005.
Employee Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of September 28, 2007, a total of 69.9 million shares are authorized for grant under the Company’s share-based compensation plans, which includes 23.2 million shares authorized in connection with the Merger. There were 27.9 million options outstanding as of the fiscal year ended September 28, 2007, which included 8.1 million options issued in connection with the Merger. The number of common shares reserved for granting of future awards to employees and directors under these plans was 13.8 million at September 28, 2007. The remaining unrecognized compensation expense on stock options at September 28, 2007 was $17.9 million, and the weighted average period over which the cost is expected to be recognized is approximately 2.4 years.
As of September 28, 2007, the Company had 9 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:

-	the 1994 Non-Qualified Stock Option Plan

-	the 1996 Long-Term Incentive Plan

-	the Directors’ 1997 Non-Qualified Stock Option Plan

-	the 1999 Employee Long-Term Incentive Plan

-	the Directors’ 2001 Stock Option Plan

-	the Non-Qualified Employee Stock Purchase Plan

-	the 2002 Employee Stock Purchase Plan

-	the Washington Sub, Inc. 2002 Stock Option Plan and

-	the 2005 Long-Term Incentive Plan
Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by our stockholders.
Restricted Stock Awards with Service Conditions
The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to officers, other employees and certain non-employees. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period (generally within four years of the date of award).
The Company granted 38,000, 106,000, and 160,500 restricted shares in the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, respectively, with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at September 28, 2007 was $0.8 million, and the weighted average period over which the cost is expected to be recognized is 2.9 years.
The Company also granted 20,000 and 446,000 shares of restricted common stock during the fiscal years ended September 28, 2007, and September 29, 2006, respectively, that will vest over a three-year period (50% at the end of year 1, and 25% at the end of both year 2 and year 3). As of September 28, 2007, 50% of the fiscal 2006 grant vested. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at September 28, 2007 was $1.1 million. The weighted average period over which the cost is expected to be recognized is approximately 1.7 years.

Restricted Stock Awards with Market Conditions and Service Conditions
The Company granted 606,488 shares of restricted common stock during the fiscal year ended September 28, 2007 with service and market conditions on vesting. If the restricted stock recipient meets the service condition but not the market condition in years 1, 2, 3 and 4, then the restricted stock vests 0% at the end of year 1, 33.3% at the end of year 2, 33.3% at the end of year 3 and 33.3% at the end of year 4. The market condition allows for accelerated vesting of the award as of the first, second and if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 33.3% of the award vests upon each anniversary (up to 100%). The Company calculated a derived service period of approximately 3.0 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group.
The Company granted 493,128 shares of restricted common stock with market conditions and service conditions on vesting during the fiscal year ended September 29, 2006. The market condition allows for accelerated vesting of the award as of the first, second, and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 50% of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the market condition in years 1, 2 and 3, then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. As of November 8, 2006, the Company’s stock performance had exceeded the 60th percentile of its selected peer group resulting in the vesting of 50% of the aforementioned shares.
The remaining unrecognized compensation expense on restricted stock with market and service conditions outstanding at September 28, 2007 was $2.9 million. The weighted average period over which the cost is expected to be recognized is approximately 1.5 years.
Performance Units with Milestone-Based Performance Conditions
The Company granted 223,200 and 222,000 performance units with milestone-based performance conditions to non-executives during the fiscal years ended September 28, 2007 and September 29, 2006, respectively. The performance units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-23 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement, no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement, the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement, any expense recorded on those performance units will be reversed. The fair value of the performance units at the date of grant was $1.5 million for those granted during the fiscal year ended September 28, 2007, and $1.2 million for those granted during the fiscal year ended September 29, 2006. We issued 103,688 shares in fiscal 2007 and 49,000 shares in fiscal 2006 as a result of milestone achievement. In addition, certain other milestones were deemed to be probable of achievement thus, we recorded total compensation expense of $0.7 million and $0.3 million in the fiscal years ended September 28, 2007 and September 29, 2006, respectively.
Share-Based Compensation Plans for Directors
The Company has three share-based compensation plans for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Directors’ Non-Qualified Stock Option Plan and the Directors’ 2001 Stock Option Plan. Under the three plans, a total of 1.5 million shares have been authorized for option grants. Under the three plans, a total of 0.1 million shares are available for new grants as of September 28, 2007. The three plans have substantially similar terms and conditions, and are structured to provide options to non-employee directors as follows: a new director receives a total of 45,000 options upon becoming a member of the Board; and continuing directors receive 15,000 options after each Annual Meeting of Stockholders. The maximum contractual term of the director stock options is 10 years. Under these plans, the option price is the fair market value at the time the option is granted. Beginning in fiscal 2001, all options granted became exercisable 25% per year beginning one year from the date of grant. There were 135,000 options granted during the fiscal year ended September 28, 2007 under these plans at a weighted average exercise price of $5.67. At September 28, 2007, a total of 1.0 million options at a weighted average exercise price of $9.52 per share are outstanding under these three plans, and 0.6 million shares were exercisable at a weighted average exercise price of $11.25 per share. The remaining unrecognized compensation expense on director stock options at September 28, 2007 was $0.9 million. The weighted average period over which the cost is expected to be recognized is approximately 2.5 years. There were 60,000 options exercised under these plans during the fiscal year ended September 28, 2007. For the fiscal years ended September 29, 2006 and September 30, 2005, there were no options exercised. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
      The following table illustrates the grant dilution and exercise dilution:

	Fiscal Years Ended
	September 28,	September 29,	September 30,
(In thousands)	2007	2006	2005

Shares of common stockoutstanding	161,101	161,659	158,625

Granted	3,192	3,869	4,668
Cancelled/forfeited	(4,495)	(4,176)	(3,918)
Expired	—	—	—

Net options granted	(1,303)	(307)	750

Grant dilution (1)	(0.8%)	(0.2%)	0.5%

Exercised	1,707	393	935

Exercise dilution (2)	1.1%	0.2%	0.6%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
General Option Information
A summary of stock option transactions follows (shares in thousands):

	Options Outstanding
	Shares Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan

Balance outstanding at October 1, 2004	5,710	31,763	$13.63
Granted (1)	(4,908)	4,668	8.47
Exercised	—	(935)	5.57
Cancelled/forfeited (2)	2,113	(3,918)	13.66
Additional shares reserved	5,500	—	—

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(5,770)	3,869	5.19
Exercised	—	(393)	4.44
Cancelled/forfeited (2)	2,386	(4,176)	12.65
Additional shares reserved	10,000	—	—

Balance outstanding at September 29, 2006	15,031	30,878	$12.17
Granted (1)	(4,524)	3,192	6.78
Exercised	—	(1,707)	4.84
Cancelled/forfeited (2)	3,247	(4,495)	12.47
Additional shares reserved	—	—	—

Balance outstanding at September 28, 2007	13,754	27,868	$11.96

(1)	“Granted” under “Shares Available for Grant” includes restricted and performance stock grants for the years ended September 28, 2007, September 29, 2006 and September 30, 2005 of 0.9 million, 1.2 million, and 0.2 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted and performance stock grants are deemed equivalent to the issue of 1.3 million, 1.9 million and 0.2 million stock options, respectively.

(2)	“Cancelled” under “Shares Available for Grant” do not include any cancellations under terminated plans. For the years ended September 28, 2007, September 29, 2006, September 30, 2005, cancellations under terminated plans were 1.6 million, 1.8 million, and 1.8 million, respectively. “Cancelled” under “Shares Available for Grant” are offset by restricted and performance grants cancellations of 0.2 million for the fiscal year ended September 28, 2007. Pursuant to the plan under which they were awarded, these cancellations are deemed equivalent to the cancellation of 0.3 million stock options.
Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price

2007	20,909	$13.72
2006	23,136	$14.05
2005	24,053	$14.68
The following table summarizes information concerning currently outstanding and exercisable options as of September 28, 2007 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average	Aggregate		remaining	average	Aggregate
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	exercise price	Intrinsic
Prices	outstanding	life (years)	per share	Value	exercisable	life (years)	per share	Value

$0.83 - $5.32	5,087	6.2	$4.86	$21,277	2,970	5.4	$4.74	$12,773
$5.33 - $8.93	7,008	7.5	$7.56	10,355	2,319	6.2	$8.12	2,143
$8.99 - $9.60	5,188	6.1	$9.31	12	5,098	6.1	$9.32	9
$9.67 - $17.12	5,614	2.4	$15.06	—	5,551	2.3	$15.10	—
$17.20 - $39.80	4,806	3.0	$23.79	—	4,806	3.0	$23.79	—
$40.13 - $170.44	165	2.2	$50.12	—	165	2.2	$50.12	—

	27,868	5.2	$11.96	$31,644	20,909	4.3	$13.72	$14,925

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.04 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005 were $4.4 million, $0.7 million and $3.4 million, respectively. The fair value of stock options vested at September 28, 2007, September 29, 2006, and September 30, 2005 were $58.8 million, $63.2 million, and $61.8 million, respectively. The total number of in-the-money options exercisable as of September 28, 2007 was 5.5 million.
Restricted Shares and Performance Unit Information
A summary of the share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value

Balance outstanding at October 1, 2004	—	$—
Granted	161	5.20
Vested	(—)	—
Forfeited	(—)	—

Balance Outstanding at September 30, 2005	161	$5.20
Granted	1,094	5.14
Vested(1)	(89)	4.94
Forfeited	(12)	5.14

Balance Outstanding at September 29, 2006	1,154	$5.17
Granted	768	6.86
Vested(1)	(616)	5.51
Forfeited	(86)	5.41

Balance Outstanding at September 28, 2007	1,220	$6.04

(1)	Restricted stock and performance units vested at September 28, 2007 were 512,256 shares and 103,688 shares, respectively. Restricted stock and performance units vested at September 29, 2006 were 40,127 shares and 49,000 shares, respectively.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the fiscal years ended September 28, 2007, and September 29, 2006 which was allocated as follows:

	Fiscal Years Ended
	September 28,	September 29,
(In thousands)	2007	2006

Cost of sales	1,274	2,174
Research and development	5,590	6,311
Selling, general and administrative	6,873	5,734

Share-based compensation expense included in operating expenses	$13,737	$14,219

As of the fiscal years ended September 28, 2007 and September 29, 2006, the Company had capitalized share-based compensation expense of $0.3 million in inventory. The Company did not recognize any tax benefit on share-based compensation recorded in the fiscal year ended September 28, 2007 or September 29, 2006 because we have established a valuation allowance against our net deferred tax assets.
The table below reflects net income (loss) per share, basic and diluted, for the fiscal years ended September 28, 2007 and September 29, 2006 compared with the pro forma information for the fiscal year ended September 30, 2005.

	Fiscal Years Ended
	September 28,	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006	2005

Net income–as reported for prior periods (1)	N/A	N/A	$25,611
Share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants (2)	(13,737)	(14,219)	(47,183)
Restricted stock expense as calculated under APB 25	—	—	79
Restricted stock expense as calculated under FAS 123	—	—	(70)

Net income (loss), including the effect of share-based compensation expense (3)	$57,650	$(88,152)	$(21,563)

Per share information, basic and diluted:

Net income, as reported for the prior period (1)	N/A	N/A	$0.16
Net income (loss), including the effect of share-based compensation expense (3)	$0.36	$(0.55)	$(0.14)

(1)	Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include share-based compensation expense related to employee stock options and ESPP purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements. Reflected in the 2005 pro forma stock-based compensation expense is the effect of the acceleration of the vesting of certain employee stock options in September 2005 in the amount of $21.0 million.

(3)	Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on SFAS 123 as previously disclosed in the notes to the Consolidated Financial Statements.
The weighted-average estimated grant date fair value of employee stock options granted during the fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005 were $3.82 per share, $3.19 per share, and $4.86 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Expected volatility	57.32%	59.27%	71.00%
Risk free interest rate (7 year contractual life options)	4.18%	4.55%	3.90%
Risk free interest rate (10 year contractual life options)	4.30%	4.55%	3.90%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.57	4.42	3.5
Expected option life (10 year contractual life options)	5.86	5.84	3.5
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended September 28, 2007. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the 4.25 years between June 25, 2002 (Merger date) and September 29, 2006. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R). The Company deemed that volatility of its common stock in 2007 was consistent with historical norms thus volatility was not recalculated at September 28, 2007.
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 4.25 years between June 25, 2002 (Merger date) and September 29, 2006. The Company deemed that exercise, cancellation and forfeiture experience in 2007 was consistent with historical norms thus expected life was not recalculated at September 28, 2007. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended September 28, 2007 and September 29, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 12.85% and 8.59%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
For purposes of pro forma disclosures under SFAS 123, for the fiscal year ended September 30, 2005, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period on a straight-line basis.
STOCK OPTION DISTRIBUTION
The following table summarizes information concerning currently outstanding options as of September 28, 2007 (shares in thousands):

		% of total
		common
	Number	stock
	outstanding	outstanding

Stock options held by employees and directors	21,445	13.3%
Stock options held by non-employees (excluding directors)	6,423	4.0%

	27,868	17.3%

As of September 28, 2007, the Company’s ratio of options outstanding as a percentage of total common stock outstanding (“overhang”) was 17.3%. The overhang attributable to options held by non-employees (other than its non-employee directors) was 4.0% and the overhang attributable to employees and directors was 13.3%.
As a result of the Merger, as of September 28, 2007, September 29, 2006 and September 30, 2005, non-employees, excluding directors, held 6.4 million, 7.5 million and 8.6 million options at a weighted average exercise price of $20.62, $20.44 and $20.46, respectively. In connection with the Merger, each Conexant option holder, other than holders of options granted to employees of Conexant’s former Mindspeed Technologies segment on March 30, 2001 and options held by persons in certain foreign locations, received an option to purchase an equal number of shares of common stock of the Washington subsidiary. In the Merger, each outstanding Washington option was converted into an option to purchase Skyworks common stock. As a result, there are a large number of options held by persons other than Skyworks’ employees and directors.
NOTE 10. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive discretionary Company contributions under the 401(k) plan. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For those employees employed by Alpha for five (5) years or more prior to the Merger, the Company contributes an additional match of up to 0.75% of the employee’s annual eligible compensation. For fiscal years 2007, 2006, and 2005, the Company contributed and recognized expense for 0.7 million, 0.8 million, and 0.7 million shares, respectively, of the Company’s common stock valued at $4.8 million, $4.1 million, and $5.1 million, respectively, to fund the Company’s obligation under the 401(k) plan.
In connection with Conexant’s spin-off of its Washington/Mexicali business, Conexant transferred obligations to Washington/Mexicali for its pension plan and retiree benefits. The amounts that were transferred relate to approximately twenty Washington/Mexicali employees that had enrolled in Conexant’s Voluntary Early Retirement Plan (“VERP”) in 1998. The VERP also provides health care benefits to members of the plan. The Company currently does not offer defined benefit pension plans or retiree health benefits to its employees. The Company incurred net periodic benefit costs of $0.1 million for pension benefits and $0.1 million for retiree medical benefits in each of the fiscal years ending September 28, 2007, September 29, 2006, and September 30, 2005.
As discussed in Note 2, we adopted SFAS 158 on September 28, 2007, on the required prospective basis. In accordance with SFAS 158, the funded status as of September 28, 2007, is recorded as a liability in the accompanying consolidated balance sheet. The funded status of the Company’s principal defined benefit and retiree medical benefit plans are as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	Fiscal Years Ended		Fiscal Years Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Benefit obligation at end of fiscal year	$3,320	$3,300	$1,234	$1,238
Fair value of plan assets at end of fiscal year	3,105	2,701	—	—

Funded status	$(215)	$(599)	$(1,234)	$(1,238)

NOTE 11. COMMITMENTS
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $8.5 million, $9.3 million and $9.8 million in fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005, respectively. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2008	6,862
2009	6,149
2010	5,189
2011	1,849
2012	499
Thereafter	—

$20,548

The Company is attempting to sublet certain properties that were vacated upon the exit of the baseband product area and, if successful, future operating lease commitments will be partially offset by proceeds received from the subleases.
In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $4.4 million and $1.3 million in fiscal years 2008 and 2009, respectively.
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
From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that will have, individually or in the aggregate, a material adverse effect on our business.
NOTE 13. GUARANTEES AND INDEMNITIES
The Company does not currently have any guarantees. The Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease.
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
NOTE 14. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Asset impairments	$—	$4,197	$—
Restructuring and special charges	5,730	22,758	—

	$5,730	$26,955	$—

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
The Company recorded additional restructuring charges of $4.9 million related to the exit of the baseband product area during the fiscal year ended September 28, 2007. These charges consist of $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million benefit related to the reversal of a reserve originally recorded to account for an engineering vendor charge.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064

The Company identified approximately $0.5 million of excess license and software write-off reserves and $0.1 million of excess lease obligation reserves during the year ended September 28, 2007, and reclassified these reserves to fund additional requirements for workforce reductions.
The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal years 2008 and 2009.
Pre-Merger Alpha Restructuring Plan
The Company assumed approximately $7.8 million of restructuring reserves from Alpha in connection with the Merger. During the fiscal year ended September 28, 2007, the Company recorded an additional $0.8 million charge relating to a single lease obligation that expires in 2008. During the fiscal years ended September 28, 2007, September 29, 2006 and September 30, 2005, payments related to the restructuring reserves assumed from Alpha were $0.3 million, $0.4 million and $0.2 million, respectively. As of September 28, 2007, the restructuring reserve balance related to Alpha was $1.2 million and primarily relates to estimated future payments on a lease that expires in 2008.

NOTE 15. EARNINGS PER SHARE

	Fiscal Years Ended
	September 28,	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006	2005

Net income (loss)	$57,650	$(88,152)	$25,611

Weighted average shares outstanding — basic	159,993	159,408	157,453
Effect of dilutive stock options and restricted stock	1,071	—	1,404

Weighted average shares outstanding — diluted	161,064	159,408	158,857

Net income (loss) per share — basic	$0.36	$(0.55)	$0.16
Effect of dilutive stock options	—	—	—

Net income (loss) per share — diluted	$0.36	$(0.55)	$0.16

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options and a stock warrant through its expiration in January 2005 using the treasury stock method, the Junior Notes on an if-converted basis, and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 19.3 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 28, 2007 as their effect would have been anti-dilutive. If the Company had earned at least $78.8 million in net income for the fiscal year ended September 28, 2007 the Junior Notes would have been dilutive to earnings per share.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the fiscal year ended September 28, 2007 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares.
Junior Notes convertible into approximately 19.8 million shares and equity based awards exercisable for approximately 23.7 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 29, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $93.9 million in net income for the fiscal year ended September 29, 2006 the Junior Notes would have been dilutive to earnings per share.
Junior Notes convertible into approximately 25.4 million shares and equity based awards exercisable for approximately 25.5 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 30, 2005 as their effect would have been anti-dilutive. If the Company had earned at least $77.6 million in net income for the fiscal year ended September 30, 2005 the Junior Notes would have been dilutive to earnings per share.
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
GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

United States	$66,868	$43,180	$66,429
Other Americas	11,230	18,925	39,541

Total Americas	78,098	62,105	105,970

China	293,035	224,539	215,082
South Korea	128,253	114,926	107,225
Taiwan	101,107	116,073	92,171
Other Asia-Pacific	98,200	173,523	144,940

Total Asia-Pacific	620,595	629,061	559,418

Europe, Middle East and Africa	43,051	82,584	126,983

	$741,744	$773,750	$792,371

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
The increase in net revenues derived from China in fiscal 2007 as compared to fiscal 2006 is principally due to the implementation of a global Sony Ericsson Mobile Comm. AB hub in Hong Kong in 2007 (one of our top OEM customers).
The decrease in net revenues derived from Other Asia-Pacific in fiscal 2007 as compared to fiscal 2006 is due to weakness at one of our top OEM customers and the transitioning of the aforementioned Sony Ericsson Mobile Comm. AB revenues to the Hong Kong hub from Other Asia-Pacific locations.
The decrease in net revenues derived from Europe, Middle East and Africa over the three year period ended September 28, 2007, is principally due to the weakness in and eventual exit of the Company’s baseband product area.
The increase in net revenues derived from Other Asia-Pacific in fiscal 2006 as compared to fiscal 2005 is due to the continued consolidation of the purchasing and manufacturing functions of several of the Company’s significant customers to Singapore and Malaysia from European and American locations.
Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	As of
	September 28,	September 29,
	2007	2006

United States	$97,097	$88,896
Mexico	54,324	59,234
Other	2,095	2,253

	$153,516	$150,383

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. As of September 28, 2007, Motorola, Inc. and Sony Ericsson Mobile Comm. AB accounted for approximately 21% and 14%, respectively, of the Company’s gross accounts receivable.
As of September 29, 2006, Motorola, Inc. and RTI Industries Co. Ltd. accounted for approximately 18% and 13%, respectively, of the Company’s gross accounts receivable.
The following customers accounted for 10% or more of net revenues:

	Fiscal Years Ended
	September 28,	September 29,	September 30,
	2007	2006	2005

Sony Ericsson Mobile Communications AB	22%	16%	10%
Motorola, Inc.	16%	23%	21%
Asian Information Technology, Inc.	11%	11%	*
Samsung Electronics Co.	11%	*	*

*	Customers accounted for less than 10% of net revenues.
NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2007(2)
Net revenues	$196,030	$180,210	$175,050	$190,454	$741,744
Gross profit	75,316	68,702	68,632	74,735	287,385
Net income	12,037	12,197	11,423	21,993	57,650
Per share data (1)
Net income, basic	0.07	0.08	0.07	0.14	0.36
Net income, diluted	0.07	0.08	0.07	0.14	0.36

Fiscal 2006(2)
Net revenues	$198,325	$185,234	$197,058	$193,133	$773,750
Gross profit	74,723	69,350	73,347	45,259	262,679
Net income(loss)	4,287	926	3,005	(96,370)	(88,152)
Per share data (1)
Net income(loss), basic	0.03	0.01	0.02	(0.60)	(0.55)
Net income(loss), diluted	0.03	0.01	0.02	(0.60)	(0.55)

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the fiscal year ended September 29, 2006, the Company recorded charges of $90.4 million which included $35.1 million in bad debt expense, $23.3 million of inventory charges and reserves, $13.1 million related to severance and benefits, $7.4 million related to the write-down of technology licenses and design software, $5.0 million related to revenue adjustments, $4.2 million related to the impairment of certain long-lived assets and $2.3 million related to other charges. During the fiscal year ended September 28, 2007, the Company recorded charges of $5.7 million which included $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area, and an additional $0.8 million charge for a single lease obligation that expires in 2008 relating to our 2002 restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Skyworks’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of Skyworks’ disclosure controls and procedures as of September 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Skyworks’ disclosure controls and procedures as of September 28, 2007, Skyworks’ chief executive officer and chief financial officer concluded that, as of such date, Skyworks’ disclosure controls and procedures were effective at the reasonable assurance level.
Management’s report on Skyworks’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included below in this Item 9A. of this Form 10-K and is incorporated herein by reference.
No change in Skyworks’ internal control over financial reporting occurred during the fiscal quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 28, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 48.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions “Directors and Executive Officers”, “Corporate Governance — Committees of the Board of Directors” and “Other — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Information About Executive and Director Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS
The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following are filed as part of this Annual Report on Form 10-K:

1. Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm	Page 48
Consolidated Statements of Operations for the Years Ended September 28, 2007, September 29, 2006, and September 30, 2005	Page 49
Consolidated Balance Sheets at September 28, 2007 and September 29, 2006	Page 50
Consolidated Statements of Cash Flows for the Years Ended September 28, 2007, September 29, 2006, and September 30, 2005	Page 51
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 28, 2007, September 29, 2006, and September 30, 2005	Page 52
Notes to Consolidated Financial Statements	Pages 53 through 77

2. The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report

Schedule II-Valuation and Qualifying Accounts	Page 84
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
Date: November 27, 2007
SKYWORKS SOLUTIONS, INC.
Registrant

By: /s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer President Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 27, 2007.

Signature and Title	Signature and Title

/s/ DWIGHT W. DECKER

Dwight W. Decker	Kevin L. Beebe
Chairman of the Board	Director

/s/ DAVID J. ALDRICH	/s/ MOIZ M. BEGUWALA

David J. Aldrich	Moiz M. Beguwala
Chief Executive Officer	Director
President and Director (principal
executive officer)

/s/ DONALD W. PALETTE	/s/ TIMOTHY R. FUREY

Donald W. Palette	Timothy R. Furey
Chief Financial Officer	Director
Vice President (principal accounting and
financial officer)

/s/ BALAKRISHNAN S. IYER

Balakrishnan S. Iyer
Director

Thomas C. Leonard
Director

/s/ DAVID P. MCGLADE

David P. McGlade
Director

/s/ DAVID J. MCLACHLAN

David J. McLachlan
Director

/s/ ROBERT A. SCHRIESHEIM

Robert A. Schriesheim
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Beginning	Cost and			Ending
Description	Balance	Expenses	Deductions	Misc.	Balance

Year Ended September 30, 2005
Allowance for doubtful accounts	$1,987	$5,127	$(1,299)	$—	$5,815
Reserve for sales returns	$4,909	$4,986	$(6,884)	$48	$3,059
Allowance for excess and obsolete inventories	$13,735	$11,482	$(13,238)	$—	$11,979

Year Ended September 29, 2006
Allowance for doubtful accounts	$5,815	$35,959	$(4,752)	$—	$37,022
Reserve for sales returns	$3,059	$4,867	$(3,803)	$(19)	$4,104
Allowance for excess and obsolete inventories	$11,979	$23,154	$(7,428)	$—	$27,705

Year Ended September 28, 2007
Allowance for doubtful accounts	$37,022	$2,623	$(37,983)	$—	$1,662
Reserve for sales returns	$4,104	$2,271	$(3,893)	$—	$2,482
Allowance for excess and obsolete inventories	$27,705	$8,641	$(20,189)	$—	$16,157

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Form of 4.75% Convertible Subordinated Note of the Company	10-K	001-5560	4.D	12/23/2002

4.C	Indenture, dated as of November 20, 2002, by and between the Company and Wachovia Bank, N.A. (as Trustee)	10-K	001-5560	4.E	12/23/2002

4.D	First Supplemental Indenture dated as of January 15, 2003 between Skyworks Solutions, Inc. and Wachovia Bank, N.A. (as Trustee)	S-3	333-102157	4.03	1/16/2003

4.E	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.E	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-K	001-5560	10.N	12/23/2002

10.I	Form of Shareholders Agreement, dated as of December 16, 2001, entered into between each of the directors and certain executive officers of the Company as of the date thereof and Conexant Systems, Inc.	S-4	333-83768	10	5/10/2002

10.J	Registration Rights Agreement, dated as of November 12, 2002, by and among the Company and Credit Suisse First Boston (as representative for the several purchasers)	10-K	001-5560	10.AA	12/23/2002

10.K*	Skyworks Solutions, Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.CC	2/07/2007

10.L	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.M	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.N	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

10.O	Terms Agreement, dated as of September 9, 2003, by and among the Company and Credit Suisse First Boston	8-K	001-5560	1.1	9/10/2003

10.P*	Form of Notice of Grant of Stock Option for the Company’s 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004

10.Q*	Fiscal 2007 Executive Incentive Compensation Plan	10-K	001-5560	10.R	12/13/2006

10.R*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended 1/31/2006)	10-Q	001-5560	10.1	2/07/2007

10.S*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.T*	Form of Notice of Grant of Stock Option for the Company’s 2001 Directors Plan	8-K	001-5560	10.3	5/04/2005

10.U*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.V*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.W*	Severance and Change in Control Agreement between the Company and David J. Aldrich	8-K	001-5560	10.1	5/31/2005

10.X*	Severance and Change in Control Agreement between the Company and Liam K. Griffin	8-K	001-5560	10.2	5/31/2005

10.Y*	Amended and Restated Severance and Change in Control Agreement between the Company and Allan M. Kline					X

10.AA*	Severance and Change in Control Agreement between the Company and George M. LeVan	8-K	001-5560	10.4	5/31/2005

10.BB*	Severance and Change in Control Agreement between the Company and Gregory L. Waters	8-K	001-5560	10.5	5/31/2005

10.CC*	Amended and Restated Severance and Change in Control Agreement between the Company and Kevin D. Barber	10-K	001-5560	10.FF	12/13/2006

10.DD*	Severance and Change in Control Agreement between the Company and Mark V. B. Tremallo	8-K	001-5560	10.7	5/31/2005

10.EE*	Skyworks Solutions, Inc. Restricted Stock Agreement Granted Under 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.FF*	Fiscal Year 2007 Executive Incentive Plan	10-Q	001-5560	10.FF	8/8/2007

10.GG*	Skyworks Solutions In. Cash Compensation Plan for Directors	10-Q	001-5560	10.GG	8/8/2007

10.HH	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC.	8-K	001-5560	10.HH	3/5/2007

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.II*	Severance and Change in Control Agreement between the Company and Donald W. Palette					X

11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.