Form 10-Q
period 2007-12-28
SKYWORKS SOLUTIONS INC
filed 2008-02-06
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
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

Registrant’s telephone number, including area code: (781) 376-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐  (Do not check if a smaller reporting company)
            Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, par value $.25 per share	162,076,599

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended
	December 28,	December 29,
	2007	2006

Net revenues	$210,533	$196,030
Cost of goods sold (includes share-based compensation expense of $834 and $125 for the three-month period ended December 28, 2007 and December 29, 2006, respectively)	128,195	120,714

Gross profit	82,338	75,316
Operating expenses:
Research and development (includes share-based compensation expense of $1,146 and $486 for the three-month period ended December 28, 2007 and December 29, 2006, respectively)	34,094	30,412
Selling, general and administrative (includes share-based compensation expense of $3,027 and $1,415 for the three-month period ended December 28, 2007 and December 29, 2006, respectively)	25,287	24,028
Amortization of intangible assets	1,932	536
Restructuring and special charges	—	5,473

Total operating expenses	61,313	60,449

Operating income	21,025	14,867
Interest expense	(2,208)	(3,249)
Other income, net	2,050	2,155

Income before income taxes	20,867	13,773
Provision for income taxes	1,789	1,736

Net income	$19,078	$12,037

Per share information:
Net income, basic and diluted	$0.12	$0.07

Number of weighted-average shares used in per share computations, basic	160,319	161,183

Number of weighted-average shares used in per share computations, diluted	162,836	162,880

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	December 28,	September 28,
	2007	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$198,714	$241,577
Short-term investments	2,464	5,700
Restricted cash	6,302	6,502
Receivables, net of allowance for doubtful accounts of $1,604 and $1,662, respectively	166,647	167,319
Inventories	85,912	82,109
Other current assets	9,299	10,511

Total current assets	469,338	513,718
Property, plant and equipment, less accumulated depreciation and amortization of $291,585 and $280,738, respectively	162,497	153,516
Goodwill	495,429	480,890
Intangible assets, less accumulated amortization of $15,131 and $13,199, respectively	22,520	13,442
Deferred tax assets	14,524	14,459
Other assets	13,475	13,883

Total assets	$1,177,783	$1,189,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$99,335
Accounts payable	69,227	56,417
Accrued compensation and benefits	29,951	28,392
Other current liabilities	10,198	13,079

Total current liabilities	159,376	197,223
Long-term debt, less current maturities	200,000	200,000
Other long-term liabilities	7,305	6,338

Total liabilities	366,681	403,561

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 166,661 shares issued and 162,020 shares outstanding at December 28, 2007 and 165,593 shares issued and 161,101 shares outstanding at September 28, 2007	40,505	40,275
Additional paid-in capital	1,389,743	1,382,230
Treasury stock	(33,184)	(31,855)
Accumulated deficit	(585,011)	(604,089)
Accumulated other comprehensive loss	(951)	(214)

Total stockholders’ equity	811,102	786,347

Total liabilities and stockholders’ equity	$1,177,783	$1,189,908

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three-months Ended
	December 28,	December 29,
	2007	2006

Cash flows from operating activities:
Net income	$19,078	$12,037
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,007	2,026
Depreciation	10,916	9,502
Charge in lieu of income tax expense	1,465	1,344
Amortization of intangible assets	1,932	536
Amortization of deferred financing costs	481	311
Contribution of common shares to savings and retirement plans	828	1,000
Non-cash restructuring expense	—	419
Deferred income taxes	(257)	(656)
Loss on sales of assets	6	10
Provision for recoveries on accounts receivable	(58)	(165)
Changes in assets and liabilities, net of acquired amounts:
Receivables	730	(4,299)
Inventories	1,580	10,265
Other assets	1,331	(652)
Accounts payable	12,810	(17,004)
Other liabilities	(355)	1,086

Net cash provided by operating activities	55,494	15,760

Cash flows from investing activities:
Capital expenditures	(19,903)	(6,284)
Payments for acquisitions	(32,617)	—
Sale of short-term investments	22,800	163,983
Purchase of short-term investments	(20,300)	(198,933)

Net cash used in investing activities	(50,020)	(41,234)

Cash flows from financing activities:
Retirement of Junior Notes	(49,335)	—
Change in restricted cash	200	—
Repurchase of common stock	(1,329)	(503)
Exercise of stock options	2,127	3,160

Net cash provided by (used in) financing activities	(48,337)	2,657

Net decrease in cash and cash equivalents	(42,863)	(22,817)
Cash and cash equivalents at beginning of period	241,577	136,749

Cash and cash equivalents at end of period	$198,714	$113,932

Supplemental cash flow disclosures:
Taxes paid	$171	$382

Interest paid	$1,834	$5,143

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three-month period ended December 28, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 28, 2007 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and the first quarters of fiscal 2008 and fiscal 2007 each consisted of 13 weeks and ended on December 28, 2007 and December 29, 2006, respectively. Fiscal 2008 will consist of 53 weeks and end on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks.

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

		Accumulated
		Other
	Pension	Comprehensive
	Adjustments	Loss
Balance as of September 28, 2007	(214)	(214)
Change in period	—	(737)

Balance as of December 28, 2007	$(214)	$(951)

The Company recorded an unrealized loss against its auction rate securities in the first quarter of fiscal 2008 and consistent with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” accounted for the unrealized loss in Other Comprehensive Income (Loss).

NOTE 3.	BUSINESS COMBINATIONS
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents in an asset acquisition from another company. The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the Company has preliminarily concluded that customer relationships have a fair value of $8.5 million, order backlog has a fair value of $1.6 million and the patents have a fair value of $0.9 million. These intangible assets will be amortized over 5, .5 and 3 years, respectively. The fair value of inventory acquired was approximately $5.6 million and the remaining purchase price, approximately $16 million, is allocated to goodwill. The Company will finalize the purchase accounting on the business combination in the second quarter of fiscal 2008.
The Company’s primary reasons for the above acquisitions were to expand its market share in power amplifiers and front end modules at certain existing customers, and increase the probability of future design wins with these customers. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow projections assuming the sale of the acquired inventory and the sale of the Company’s next generation product (a derivative of the acquired inventory); and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.
The Consolidated Financial Statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three-month period ended December 28, 2007 have not been presented because the effects of the acquisitions were not material to the Company’s financial results.

NOTE 4.	MARKETABLE SECURITIES
Marketable securities are categorized as available for sale and are summarized as follows as of December 28, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$3,200	$—	$(736)	$2,464

Total marketable securities	$3,200	$—	$(736)	$2,464

In the first quarter of fiscal 2008, the Company recorded an unrealized loss on its auction rate securities of approximately $0.7 million. The Company currently believes that these securities are only temporarily impaired and thus continue to classify them as short-term available for sale securities. The Company will monitor these securities in future periods and continue to periodically assess their classification.
Marketable securities are categorized as available for sale and are summarized as follows as of September 28, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Short-term available for sale securities:	Cost	Gains	Losses	Value
Auction rate securities	$5,700	$—	$—	$5,700

Total marketable securities	$5,700	$—	$—	$5,700

NOTE 5.	INVENTORY
Inventories consist of the following (in thousands):

	December 28,	September 28,
	2007	2007
Raw materials	$8,276	$6,624
Work-in-process	55,136	48,128
Finished goods	22,500	27,357

	$85,912	$82,109

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 28,	September 28,
	2007	2007
Land	$9,423	$9,423
Land and leasehold improvements	4,424	4,394
Buildings	39,790	39,730
Furniture and Fixtures	24,763	24,485
Machinery and equipment	354,057	343,551
Construction in progress	21,625	12,671

	454,082	434,254
Accumulated depreciation and amortization	(291,585)	(280,738)

	$162,497	$153,516

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		December 28, 2007			September 28, 2007
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Goodwill		$495,429	$—	$495,429	$480,890	$—	$480,890

Amortized intangible assets Developed technology	10	$10,550	$(6,617)	$3,933	$10,550	$(6,399)	$4,151
Customer relationships	5-10	21,210	(7,421)	13,789	12,700	(6,678)	6,022
Patents	3	900	(75)	825	—	—	—
Other	.5-3	1,722	(1,018)	704	122	(122)	—

		34,382	(15,131)	19,251	23,372	(13,199)	10,173
Unamortized intangible assets Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$37,651	$(15,131)	$22,520	$26,641	$(13,199)	$13,442

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended
	December 28,	December 29,
	2007	2006
Amortization expense	$1,932	$536

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
	Goodwill	Developed Technology	Customer Relationships	Trademarks	Patents and Other	Total
Balance as of September 28, 2007	$480,890	$10,550	$12,700	$3,269	$122	$507,531
Additions during period	16,004	—	8,510	—	2,500	27,014
Deductions during period	(1,465)	—	—	—	—	(1,465)

Balance as of December 28, 2007	$495,429	$10,550	$21,210	$3,269	$2,622	$533,080

In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies resulting in the preliminary allocation of approximately $16.0 million to goodwill. For additional information regarding these acquisitions see Note 3 Business Combinations.
Goodwill was reduced by $1.5 million in the three-month period ended December 28, 2007 as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $17.1 million as of December 28, 2007.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$5,746	$4,146	$4,146	$3,846	$3,299
NOTE 8. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	December 28,	September 28,
	2007	2007
Junior Notes	$—	$49,335
2007 Convertible Notes	200,000	200,000

Long-term debt	$200,000	$249,335
Less-current maturities	—	49,335

	$200,000	$200,000

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
On December 21, 2006, the Financial Acccounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred as of December 28, 2007 pursuant to the application of FASB 5 and thus has not recorded a liability.
Junior Notes represent the Company’s 4.75% convertible subordinated notes due November 2007. During the three-month period ended December 28, 2007, the Company retired the entire $49.3 million in aggregate principal amount of the Junior Notes at a price of $1,000 per $1,000 principal amount of notes plus $1.2 million in accrued and unpaid interest.
SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	December 28,	September 28,
	2007	2007
Junior notes	$—	$49,335
Credit Facility	50,000	50,000

	$50,000	$99,335

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of December 28, 2007, Skyworks USA had borrowed $50.0 million under this agreement.
NOTE 9. INCOME TAXES
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The Company adopted FIN 48 on September 29, 2007.
The Company had no cumulative effect of the change impacting retained earnings as a result of the adoption of FIN 48. The Company also recognized a $5.9 million decrease to deferred tax assets; however, due to a valuation allowance against the Company’s United States deferred taxes, there was no retained earnings impact. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $7.3 million. There were no significant changes in the Company’s gross unrecognized tax benefits during the three-month period ended December 28, 2007. Of the total unrecognized tax benefits at the date of adoption and December 28, 2007, $0.6 million and $0.6 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a valuation allowance against its United States deferred taxes.

Included in the balance of unrecognized tax benefits at the date of adoption is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months. This represents a possible decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.
The Company’s major tax jurisdictions as of the adoption of FIN 48 are the United States, California, and Iowa. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carryforward of tax attributes. For California, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes. For Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes.
The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company had $0.4 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits. There was no significant change in the Company’s accrued interest and penalties on unrecognized tax benefits during the three-month period ended December 28, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
NOTE 10. CONTINGENCIES
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
NOTE 12. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended
	December 28,	December 29,
	2007	2006
Restructuring and special charges	$—	$5,473

	$—	$5,473

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
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)
Cash payments	—	—	—	—	—

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064
Cash payments	(395)	—	(586)	—	(981)

Restructuring balance, December 28, 2007	$2,375	$300	$408	$—	$3,083

The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal years 2008 and 2009.
NOTE 13. SEGMENT INFORMATION
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
NOTE 14. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ending December 28, 2007 and December 29, 2006 included share-based compensation expense under SFAS 123(R) of $5.0 million and $2.0 million, respectively. Share-based compensation expense for the three-month period ended December 28, 2007 included $2.3 million on employee stock options, $1.6 million on non-vested restricted stock with service and market conditions, $0.3 million on non-vested restricted stock with service conditions, $0.4 million on performance shares, and $0.4 million on the Employee Stock Purchase Plan (“ESPP”). Share-based compensation expense for the three-month period ended December 29, 2006 included $0.8 million on employee stock options, $0.6 million on non-vested restricted stock with service and market conditions, $0.3 million on non-vested restricted stock with service conditions and $0.3 million on the ESPP.

Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Three-months Ended
	December 28,	December 29,
(In thousands)	2007	2006
Shares of common stock outstanding	162,020	163,020

Granted	2,706	2,550
Cancelled/forfeited	(1,194)	(1,715)
Expired	—	—

Net options granted	1,512	835
Grant dilution (1)	0.9%	0.5%
Exercised	373	670
Exercise dilution (2)	0.2%	0.4%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
During the three-month period ended December 28, 2007, the dilutive effect of in-the-money equity-based awards was approximately 2.5 million shares or 1.5% of the basic shares outstanding based on the Company’s average share price of $8.81.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the three-month periods ended December 28, 2007 and December 29, 2006 which was allocated as follows:

	Three-months Ended
	December 28,	December 29,
(In thousands)	2007	2006
Cost of sales	834	125
Research and development	1,146	486
Selling, general and administrative	3,027	1,415

Share-based compensation expense included in operating expenses	$5,007	$2,026

As of December 28, 2007 and December 29, 2006, the Company had capitalized share-based compensation expense of $0.4 million and $0.1 million in inventory. The Company did not recognize any tax benefit on the share-based compensation recorded in the three-month periods ended December 28, 2007 and December 29, 2006 because we have established a valuation allowance against our net deferred tax assets.

The weighted-average estimated fair value of employee stock options granted during the three-month period ended December 28, 2007 and December 29, 2006 was $4.81 per share and $3.77 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three-months Ended
	December 28,	December 29,
	2007	2006
Expected volatility	51.56%	57.32%
Risk free interest rate (7 year contractual life options)	3.91%	4.64%
Risk free interest rate (10 year contractual life options)	4.07%	4.63%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.57
Expected option life (10 year contractual life options)	5.80	5.86
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility at November 6, 2007. Historical volatility was determined by calculating the mean reversion of the daily-adjusted closing stock price over the approximate 5.5 years between June 25, 2002 and November 6, 2007. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).   The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.   The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the approximate 5.5 years between June 25, 2002 and November 6, 2007. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the three-month period ended December 28, 2007 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 11.79%. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
NOTE 15. EARNINGS PER SHARE

	Three-months Ended
	December 28,	December 29,
(In thousands, except per share amounts)	2007	2006
Net income	$19,078	$12,037

Weighted average shares outstanding – basic	160,319	161,183
Effect of dilutive stock options and restricted stock	2,517	1,697

Weighted average shares outstanding – diluted	162,836	162,880

Net income per share - basic	$0.12	$0.07
Effect of dilutive stock options	—	—

Net income per share - diluted	$0.12	$0.07

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.

Junior Notes convertible into approximately 2.9 million shares and equity based awards exercisable for approximately 21.1 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended December 28, 2007 as their effect would have been anti-dilutive. If the Company had earned in excess of $19.7 million in net income for the three-month period ended December 28, 2007, the Junior Notes would have been dilutive to earnings per share.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the three-month period ended December 28, 2007 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares.
Junior Notes convertible into approximately 19.8 million shares and equity based awards exercisable into approximately 21.5 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended December 29, 2006 as their effect would have been anti-dilutive. If the Company had earned at least $19.5 million in net income for the three-month period ended December 29, 2006, the Junior Notes would have been dilutive to earnings per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, under the heading “Certain Business Risks” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.

RESULTS OF OPERATIONS
THREE-MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three-month periods ended December 28, 2007 and December 29, 2006:

	Three-months Ended
	December 28,	December 29,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	60.9	61.6

Gross margin	39.1	38.4
Operating expenses:
Research and development	16.2	15.5
Selling, general and administrative	12.0	12.2
Amortization	0.9	0.3
Restructuring and other charges	0.0	2.8

Total operating expenses	29.1	30.8

Operating income	10.0	7.6
Interest expense	(1.0)	(1.7)
Other income, net	0.9	1.1

Income before income taxes	9.9	7.0
Provision for income taxes	0.8	0.9

Net income	9.1%	6.1%

GENERAL
During the three-month period ended December 28, 2007, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	We achieved cash provided by operations of $55.5 million for the three-month period ended December 28, 2007 as compared to $15.8 million of cash provided by operations for the three-month period ended December 29, 2006.

▪	We successfully leveraged our catalog business and worldwide distribution network allowing us to expand into a broader set of end markets including broadband, industrial, medical, computing, wireless networking and cellular infrastructure. This diversification of both our linear products and handset product areas specifically translated into revenue growth of 7.4% or $14.5 million in the first quarter of fiscal 2008 as compared to the same period in the prior year.

▪	We achieved operating income of $21.0 million in the first quarter of fiscal 2008 as compared to operating income of $14.9 million in the first quarter of fiscal 2007. This 41.4% increase in operating income was primarily the result of the aforementioned increases in revenues as well as continuous expansion in gross profit margins.

▪	Gross profit in aggregate dollars and as a percentage of sales improved in the first quarter of fiscal 2008 as compared to the corresponding period in the prior year due to higher equipment efficiency and factory utilization, our continued progress on yield improvement initiatives and double digit year-over year material cost reductions. More specifically, gross margin as a percentage of revenue increased to 39.1% from 38.4% for the quarter ended December 28, 2007 as compared to the three-month period ended December 29, 2006.

▪	In October 2007, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition, and in November 2007 we retired the entire $49.3 million balance of our Junior Notes and in the process reduced the future potential dilution of our share base.
NET REVENUES

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Net revenues	$210,533	7.4%	$196,030
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
Net revenues increased 7.4% or $14.5 million overall for the first fiscal quarter of 2008 as compared to the first fiscal quarter of 2007. Overall average selling prices declined by 4.5% in the first quarter of fiscal 2008 as compared to a decline of 8.3% in the corresponding period in the prior year. The slowing decline in average selling prices is due to the increasingly technologically complex content and design of our front end modules. Net revenues from our top three customers decreased to $99.4 million or 47.2% in the first quarter of fiscal 2008 from $106.6 million or 54.3% in the first quarter of fiscal 2007 reflecting an increasingly diversified customer profile and product portfolio.
GROSS PROFIT

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Gross profit	$82,338	9.3%	$75,316
% of net revenues	39.1%		38.4%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing and sustaining engineering expenses pertaining to products sold.
Gross profit in aggregate dollars and as a percentage of sales improved in the first quarter of fiscal 2008 as compared to the corresponding period in the prior year due to higher equipment efficiency and factory utilization, continued progress on yield improvement initiatives and double digit year-over year material cost reductions. More specifically, gross margin as a percentage of revenue increased to 39.1% from 38.4% for the quarter ended December 28, 2007 as compared to the three-month period ended December 29, 2006. Increasingly, our product portfolio is characterized by products with longer lifecycles and more complex, highly integrated technology which drives higher gross margins. Furthermore, our established hybrid manufacturing model with multiple external foundries allows us to maintain high internal capacity utilization by creating second-sources for high fixed cost services like foundry and assembly. This approach provides supply chain flexibility, lower capital investment and the ability to meet upside demand and provides gross margin advantages. In the first quarter of both fiscal 2008 and 2007, we also benefited from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Research and development	$34,094	12.1%	$30,412
% of net revenues	16.2%		15.5%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses in aggregate dollars and as a percentage of sales for the three-month period ended December 28, 2007 when compared to the corresponding period in the previous fiscal year is primarily the result of higher recruiting and relocation costs, higher variable materials and supplies expense and additional expense incurred for engineering lots and masks.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Selling, general and administrative	$25,287	5.2%	$24,028
% of net revenues	12.0%		12.2%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses increased in aggregate dollars for the three-month period ended December 28, 2007 when compared to the corresponding period in the previous fiscal year primarily as the result of higher professional services expenses and higher commissions expense on intellectual property sales. The decrease in selling, general and administrative expenses as a percentage of revenues is due to the higher level of revenues in 2008.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Amortization	$1,932	260.5%	$536
% of net revenues	0.9%		0.3%
The increase in amortization expense during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 is due to the acquisitions completed in October 2007 and the associated amortizable customer relationships, patents and order backlog that was acquired.
In the first quarter of fiscal 2008, the base of our amortizable intangible assets increased by approximately $11.0 million due to acquired customer relationships, patents and order backlog.
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark acquired by the Company. These assets are principally being amortized on a straight-line basis over a 10-year period.

RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Restructuring and special charges	$0.0	100.0%	$5,473
% of net revenues	0.0%		2.8%
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
For additional information regarding restructuring charges and liability balances, see Note 12 of Notes to Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Interest expense	$2,208	(32.0)%	$3,249
% of net revenues	1.0%		1.7%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for the three-month period ended December 28, 2007 when compared to the corresponding period in fiscal 2006, is due to the retirement of our higher interest rate Junior Notes replaced with the proceeds of the issuance of the substantially lower interest rate 2007 Convertible Notes in March 2007.
See Note 8 of Notes to Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Other income, net	$2,050	(4.9)%	$2,155
% of net revenues	0.9%		1.1%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.

PROVISION FOR INCOME TAXES

	Three-months Ended
	December 28,		December 29,
(dollars in thousands)	2007	Change	2006

Provision for income taxes	$1,789	3.1%	$1,736
% of net revenues	0.8%		0.9%
In accordance with SFAS 109, “Accounting for Income Taxes”, we have determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of December 28, 2007, we have established a valuation allowance of $147.0 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when we believe that it is more likely than not that they will be recovered during the carryforward period.
The provision for income taxes for the three-month periods ended December 28, 2007 and December 29, 2006 consists of approximately $1.9 million and $1.5 million, respectively, of United States income taxes. Of the total United States income tax provision, $1.5 million and $1.3 million were recorded as a charge reducing the carrying value of goodwill for the three-month periods ended December 28, 2007 and December 29, 2006. As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
In addition, the provision for the three-month periods ended December 28, 2007 and December 29, 2006, consists of approximately ($0.1) million and $0.2 million, respectively, of foreign income taxes incurred by foreign operations.
On October 1, 2007, Mexico enacted a new “flat tax” regime which will become effective January 1, 2008. SFAS 109, “Accounting for Income Taxes”, prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision is a benefit of ($0.2) million.
For the three-month period ended December 28, 2007, United States income tax was provided on current earnings attributable to our Mexico operations. No provision has been made for United States federal, state, or additional foreign income taxes, which would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been or are, intended to be permanently reinvested. The effect on our financial statements is immaterial.
Realization of benefits from our net operating losses is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), as of the beginning of fiscal year 2008. We had no cumulative effect of the change impacting retained earnings as a result of the adoption of FIN 48. We also recognized a $5.9 million decrease to deferred tax assets; however, due to a valuation allowance against our United States deferred taxes, there was no retained earnings impact. As of the date of adoption, our gross unrecognized tax benefits totaled $7.3 million. There were no significant changes in our gross unrecognized tax benefits during the three-month period ended December 28, 2007. Of the total unrecognized tax benefits at the date of adoption and December 28, 2007, $0.6 million and $0.6 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as we have a valuation allowance against its United States deferred taxes.
Included in the balance of unrecognized tax benefits at the date of adoption is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months. This represents a possible decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.
The Company’s major tax jurisdictions as of the adoption of FIN 48 are the United States, California, and Iowa. For the United States, we have open tax years dating back to fiscal year 1998 due to the carryforward of tax attributes. For California, we have open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes. For Iowa, we have open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes.
Our policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we had $0.4 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits. There was no significant change in our accrued interest and penalties on unrecognized tax benefits during the three-month period ended December 28, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
LIQUIDITY AND CAPITAL RESOURCES

	Three-months Ended
(dollars in thousands)	December 28, 2007	December 29, 2006
Cash and cash equivalents at beginning of period	$241,577	$136,749

Net cash provided by operating activities	55,494	15,760

Net cash used in investing activities	(50,020)	(41,234)

Net cash provided by (used in) financing activities	(48,337)	2,657

Cash and cash equivalents at end of period	$198,714	$113,932

Based on our results of operations for fiscal 2007 and the first quarter of fiscal 2008 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations and short term investments, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Cash, cash equivalent balances and short-term investments decreased $46.3 million to $207.5 million at December 28, 2007 from $253.8 million at September 28, 2007. This overall decrease was the result of payments for acquisitions of $32.6 million and the retirement of the entire balance of the Junior Notes of $49.3 million offset by cash generated from operating activities of $55.5 million. The number of days sales outstanding for the three-months ended December 28, 2007 decreased to 72 from 76 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three-months ended December 28, 2007 were 6.0 compared to 6.8 for the corresponding period in the previous fiscal year.
During the three-months ended December 28, 2007, we generated $55.5 million in cash from operating activities as we achieved net income of $19.1 million, experienced an increase in accounts payable balances of $12.8 million, a decrease in inventories of $1.6 million, a decrease in receivables of $0.7 million and a decrease in other assets of $1.3 million. We incurred multiple non-cash charges (e.g., depreciation, amortization, charge in lieu of income tax expense, contribution of common shares to savings and retirement plans and share-based compensation expense) totaling $20.6 million.
Cash used in investing activities for the three-months ended December 28, 2007, consisted of net sales of $2.5 million in auction rate securities and capital expenditures of $19.9 million primarily for fabrication and assembly and test capacity. In addition, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider additional future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the three-months ended December 28, 2007, consisted of the retirement of the remaining $49.3 million in Junior notes, repurchase of common stock of $1.3 million and cash provided by stock option exercises of $2.1 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $3.1 million in future periods. Certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in fiscal 2008 and beyond. We expect our existing sources of liquidity, together with cash expected to be generated from operations and short-term investments, will be sufficient to fund these costs associated with the exit of our baseband product area.
Our invested cash balances primarily consist of highly rated commercial paper, United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, certificates of deposit and foreign bank obligations. At December 28, 2007, we also held a $3.2 million auction rate security. In the first quarter of fiscal 2008, we recorded an unrealized loss on our auction rate security of approximately $0.7 million. We believe that this security is currently only temporarily impaired and thus continue to classify it as a short-term available for sale security. We will monitor this security in future periods and continue to periodically assess its classification.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 28, 2007 has not materially changed since we filed that report, with the exception that we retired $49.3 million of Junior Notes on November 15, 2007. Our short-term and long-term debt are more fully described in Note 8 of this Form 10-Q.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company adopted FIN 48 during the quarter ended December 28, 2007 and its adoption did not materially impact its results from operations or financial position.
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
SFAS141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks, such as changes in foreign currency exchange rates and interest rates. Our financial instruments include cash and cash equivalents, short-term investments, short-term debt and long-term debt. Our main investment objective is the preservation of investment capital. Consequently, we invest with only high-credit-quality issuers and we limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes. There have been no material changes in market risk exposures from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 28, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 28, 2007:

					Maximum Number (or
					Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
October 7, 2007	3,575	(1)	$9.10	N/A (2)	N/A (2)
November 6, 2007	65,809	(1)	$9.33	N/A (2)	N/A (2)
November 8, 2007	76,473	(1)	$8.44	N/A (2)	N/A (2)
December 19, 2007	4,447	(1)	$8.43	N/A (2)	N/A (2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock on October 7, 2007, November 6, 2007, November 8, 2007, and December 19, 2007, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.
ITEM 6. EXHIBITS

Number	Description
10.Q*	Fiscal 2008 Executive Incentive Compensation Plan

10.JJ*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: February 6, 2008	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description
10.Q	Fiscal 2008 Executive Incentive Compensation Plan

10.JJ	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.