Form 10-Q
period 2008-03-28
SKYWORKS SOLUTIONS INC
filed 2008-05-07
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common Stock, par value $.25 per share	162,996,011

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2008

PAGE NO.
PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS — THREE AND SIX MONTHS ENDED MARCH 28, 2008 (UNAUDITED) AND MARCH 30, 2007 (UNAUDITED)	3

CONSOLIDATED BALANCE SHEETS — MARCH 28, 2008 (UNAUDITED) AND SEPTEMBER 28, 2007	4

CONSOLIDATED STATEMENTS OF CASH FLOWS — SIX MONTHS ENDED MARCH 28, 2008 (UNAUDITED) AND MARCH 30, 2007 (UNAUDITED)	5

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4: CONTROLS AND PROCEDURES	24

PART II OTHER INFORMATION	24

ITEM 1A: RISK FACTORS	24

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 6: EXHIBITS	26

SIGNATURES	27
EXHIBIT 10.H
EXHIBIT 10.W
EXHIBIT 10.X
EXHIBIT 10.AA
EXHIBIT 10.BB
EXHIBIT 10.DD
EXHIBIT 10.II
EXHIBIT 10.KK
EXHIBIT 10.LL
EXHIBIT 10.MM
EXHIBIT 10.NN
EXHIBIT 10.OO
EXHIBIT 10.PP
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Net revenues	$201,708	$180,210	$412,241	$376,240
Cost of goods sold	121,341	111,508	249,536	232,222

Gross profit	80,367	68,702	162,705	144,018
Operating expenses:
Research and development	36,581	31,383	70,675	61,795
Selling, general and administrative	23,346	23,750	48,633	47,778
Amortization of intangible assets	1,871	536	3,803	1,072
Restructuring and special charges	—	—	—	5,473

Total operating expenses	61,798	55,669	123,111	116,118

Operating income	18,569	13,033	39,594	27,900
Interest expense	(1,769)	(4,114)	(3,977)	(7,363)
Other income, net	1,883	2,903	3,933	5,058

Income before income taxes	18,683	11,822	39,550	25,595
Provision for income taxes	2,010	(375)	3,799	1,361

Net income	$16,673	$12,197	$35,751	$24,234

Per share information:
Net income, basic and diluted	$0.10	$0.08	$0.22	$0.15

Number of weighted-average shares used in per share computations, basic	161,165	160,687	160,742	160,935

Number of weighted-average shares used in per share computations, diluted	162,982	161,972	162,740	162,125

The following table summarizes share-based compensation expense for the three and six-month periods ended March 28, 2008 and March 30, 2007 which is included in the financial statement line items above as follows:

	Three-months		Six-months Ended
	Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2008	2007	2008	2007

Cost of goods sold	677	276	1,511	401
Research and development	2,620	1,622	3,765	2,108
Selling, general and administrative	2,346	2,147	5,374	3,562
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	March 28,	September 28,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$222,157	$241,577
Short-term investments	—	5,700
Restricted cash	6,302	6,502
Receivables, net of allowance for doubtful accounts of $1,903 and $1,662	164,604	167,319
Inventories	94,272	82,109
Other current assets	8,926	10,511

Total current assets	496,261	513,718
Property, plant and equipment, net	168,881	153,516
Goodwill	491,929	480,890
Intangible assets, net	22,568	13,442
Deferred tax assets	14,528	14,459
Other assets	14,124	13,883

Total assets	$1,208,291	$1,189,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50,000	$99,335
Accounts payable	76,691	56,417
Accrued compensation and benefits	28,967	28,392
Other current liabilities	8,306	13,079

Total current liabilities	163,964	197,223
Long-term debt, less current maturities	200,000	200,000
Other long-term liabilities	6,879	6,338

Total liabilities	370,843	403,561

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 167,560 shares issued and 162,882 shares outstanding at March 28, 2008 and 165,593 shares issued and 161,101 shares outstanding at September 28, 2007	40,720	40,275
Additional paid-in capital	1,400,257	1,382,230
Treasury stock	(33,473)	(31,855)
Accumulated deficit	(568,338)	(604,089)
Accumulated other comprehensive loss	(1,718)	(214)

Total stockholders’ equity	837,448	786,347

Total liabilities and stockholders’ equity	$1,208,291	$1,189,908

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	March 28,	March 30,
	2008	2007

Cash flows from operating activities:
Net income	$35,751	$24,234
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,650	6,071
Depreciation	21,993	18,830
Charge in lieu of income tax expense	2,720	673
Amortization of intangible assets	4,112	1,072
Amortization of deferred financing costs	892	1,290
Contribution of common shares to savings and retirement plans	5,016	3,633
Non-cash restructuring expense	—	419
Deferred income taxes	(300)	(510)
Loss on sales of assets	58	209
Provision for (losses) recoveries on accounts receivable	241	(198)
Changes in assets and liabilities:
Receivables	2,474	(2,197)
Inventories	(6,730)	5,646
Other current and long-term assets	2,376	114
Accounts payable	20,274	(12,373)
Other current and long-term liabilities	(3,654)	(5,271)

Net cash provided by operating activities	95,873	41,642

Cash flows from investing activities:
Capital expenditures	(37,416)	(17,577)
Payments for acquisitions	(32,627)	—
Sale of short-term investments	32,400	353,533
Purchase of short-term investments	(29,900)	(389,433)

Net cash used in investing activities	(67,543)	(53,477)

Cash flows from financing activities:
Proceeds from notes offering	—	200,000
Payments on short-term borrowings	—	(9,929)
Payments on long-term borrowings	—	(130,000)
Deferred financing costs	—	(6,189)
Retirement of Junior Notes	(49,335)	—
Change in restricted cash	200	—
Repurchase of common stock	(1,619)	(30,667)
Net proceeds from exercise of stock options	3,004	4,318

Net cash provided by (used in) financing activities	(47,750)	27,533

Net increase (decrease) in cash and cash equivalents	(19,420)	15,698
Cash and cash equivalents at beginning of period	241,577	136,749

Cash and cash equivalents at end of period	$222,157	$152,447

Supplemental cash flow disclosures:
Taxes paid	$482	$483

Interest paid	$3,747	$8,238

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six-month periods ended March 28, 2008 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 28, 2007 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and the second quarters of fiscal 2008 and fiscal 2007 each consisted of 13 weeks and ended on March 28, 2008 and March 30, 2007, respectively. Fiscal 2008 will consist of 53 weeks and end on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks.
2. BUSINESS COMBINATIONS
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies. The Company acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents in an asset acquisition from another company. The purchase accounting on these acquisitions was finalized in March 2008.
The purchase prices as of October 23, 2007 were allocated based upon the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. Based upon those calculations, the Company has definitively concluded that customer relationships have a fair value of $8.5 million, order backlog has a fair value of $1.6 million, developed technology has a fair value of $1.3 million, the Master Foundry Services agreement has a fair value of $0.9 million, patents have a fair value of $0.9 million, inventories have a fair value of $5.6 million and the remaining purchase price of $13.8 million is allocated to goodwill. The intangible assets will be amortized over periods ranging from .5 years to 5 years.
The Company’s primary reasons for the above acquisitions were to expand its market share in power amplifiers and front end modules at certain existing customers, and increase the probability of future design wins with these

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
customers. The significant factors that resulted in recognition of goodwill in one of the transactions were: (a) the purchase price was based on cash flow projections assuming the sale of the acquired inventory and the sale of the Company’s next generation product (a derivative of the acquired inventory); and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.
The Consolidated Financial Statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for these acquisitions completed during the six-month period ended March 28, 2008 have not been presented because the effects of the acquisitions were not material to the Company’s financial results.
3. AVAILABLE FOR SALE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale”. These securities consist of $3.2 million in amortized cost of auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each month. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions.
In the three and six-month periods ended March 28, 2008, the carrying value of these securities was reduced by $0.8 million and $1.5 million, respectively, reflecting a change in fair value. The Company assessed these declines in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor these ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
ARS were classified in prior periods as current assets under “Short-term Investments”. Given the failed auctions, the Company’s ARS are considered to be illiquid until there is a successful auction. Accordingly, the remaining ARS balance has been reclassified to non-current other assets.
4. INVENTORIES
Inventories consist of the following (in thousands):

	March 28,	September 28,
	2008	2007

Raw materials	$8,150	$6,624
Work-in-process	52,312	48,128
Finished goods	33,810	27,357

	$94,272	$82,109

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 28,	September 28,
	2008	2007

Land	$9,423	$9,423
Land and leasehold improvements	4,453	4,394
Buildings	39,974	39,730
Furniture and Fixtures	25,372	24,485
Machinery and equipment	367,304	343,551
Construction in progress	23,792	12,671

	470,318	434,254
Accumulated depreciation and amortization	(301,437)	(280,738)

	$168,881	$153,516

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	March 28, 2008			September 28, 2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Years)
Goodwill		$491,929	$—	$491,929	$480,890	$—	$480,890

Amortized intangible assets
Developed technology	5-10	$11,850	$(6,965)	$4,885	$10,550	$(6,399)	$4,151
Customer relationships	5-10	21,210	(8,164)	13,046	12,700	(6,678)	6,022
Patents	3	900	(150)	750	—	—	—
Other	.5-3	2,649	(2,031)	618	122	(122)	—

		36,609	(17,310)	19,299	23,372	(13,199)	10,173
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$39,878	$(17,310)	$22,568	$26,641	$(13,199)	$13,442

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Six-months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Amortization expense	$2,180	$536	$4,112	$1,072
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer		Patents
	Goodwill	Technology	Relationships	Trademarks	and Other	Total
Balance as of September 28, 2007	$480,890	$10,550	$12,700	$3,269	$122	$507,531
Additions during period	13,759	1,300	8,510	—	3,427	26,996
Deductions during period	(2,720)	—	—	—	—	(2,720)

Balance as of March 28, 2008	$491,929	$11,850	$21,210	$3,269	$3,549	$531,807

In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies resulting in the allocation of approximately $13.8 million to goodwill. For additional information regarding these acquisitions see Note 2, Business Combinations.
Goodwill was reduced by $2.7 million in the six-month period ended March 28, 2008 as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $15.9 million as of March 28, 2008.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$6,933	$4,406	$4,406	$4,106	$3,560
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 28,	September 28,
	2008	2007

Junior Notes	$—	$49,335
2007 Convertible Notes	200,000	200,000

Long-term debt	$200,000	$249,335
Less-current maturities	—	49,335

	$200,000	$200,000

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consisted of $100.0 million of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes.
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred as March 28, 2008 pursuant to the application of FASB 5 and thus has not recorded a liability.
Junior Notes represent the Company’s 4.75% convertible subordinated notes due November 2007. During the three-month period ended December 28, 2007, the Company retired the entire $49.3 million in aggregate principal amount of the Junior Notes at a price of $1,000 per $1,000 principal amount of notes plus $1.2 million in accrued and unpaid interest.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
Short-Term Debt
Short-term debt consists of the following (in thousands):

	March 28,	September 28,
	2008	2007

Junior Notes	$—	$49,335
Facility Agreement	50,000	50,000

	$50,000	$99,335

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.4%. As of March 28, 2008, Skyworks USA had borrowed $50.0 million under this agreement.
8. INCOME TAXES
We recorded tax provisions of $2.0 million and $3.8 million for the three and six-month periods ended March 28, 2008 and $(0.4) million and $1.3 million for the three and six-month periods ended March 30, 2007. Our effective tax rates were 10.8% and 9.6% for the three and six-month periods ended March 28, 2008 and (3.2)% and 5.3% for the three and six-month periods ended March 30, 2007. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance and foreign earnings taxed at rates lower than the federal statutory rate.
As noted in our most recent Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The Company adopted FIN 48 on September 29, 2007, and the provisions of FIN 48 will be applied to all income tax provisions commencing from that date.
Of the total unrecognized tax benefits at March 28, 2008, $0.6 million would impact the effective tax rate, if recognized. The Company has accrued $0.5 million of interest related to this tax position. This position could change within the next twelve months because of the expiration of a statute of limitations period.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. SFAS 109 prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was ($0.2) million. In addition to the deferred taxes, the Company has accrued flat tax for the three-month period ended March 28, 2008 of $0.1 million.
9. COMMITMENTS AND CONTINGENCIES
Legal Matters
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
Guarantees and Indemnifications
The Company has no guarantees. The Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease.
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
10. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Restructuring and special charges	$—	$—	$—	$5,473

	$—	$—	$—	$5,473

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
2006 Restructuring and Other
On September 29, 2006, the Company implemented a plan to exit its baseband product area in order to focus on its core products encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action.
The Company recorded additional restructuring charges of $5.5 million related to the exit of the baseband product area in the first six-month period of 2007. These charges consist of $4.1 million relating to the exit of certain operating leases and $1.4 million for the write down of a technology license.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064
Reclassification of reserves	—	(75)	75	—	—
Cash payments	(812)	(225)	(608)	—	(1,645)

Restructuring balance, March 28, 2008	$1,958	$—	$461	$—	$2,419

The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal years 2008 and 2009.
11. SEGMENT INFORMATION
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, and have similar research and development expenses and similar selling, general and administrative expenses, thus, the Company has concluded at March 28, 2008 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.
12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ended March 28, 2008 and March 30, 2007 included share-based compensation expense under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) of $5.6 million and $4.1 million, respectively. Net income for the six-month period ended March 28, 2008 and March 30, 2007 included share-based compensation expense under SFAS 123(R) of $10.6 million and $6.1 million, respectively.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, performance stock grants, and restricted stock grants under SFAS 123(R) for the three and six-month periods ended March 28, 2008 and March 30, 2007 which were allocated as follows:

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2008	2007	2008	2007

Stock Options	$2,743	$2,308	$5,047	$3,085
Non-vested restricted stock with service and market conditions	766	1,018	2,367	1,586
Non-vested restricted stock with service conditions	244	232	529	523
Performance shares	1,413	160	1,814	199
Employee Stock Purchase Plan	379	327	795	678
Other	98	—	98	—

	$5,643	$4,045	$10,650	$6,071
The Compensation Committee of the Company’s Board of Directors recommended the modification of certain of the terms of options to purchase the Company’s common stock held by Board of Directors Chairman Dwight Decker effective upon his retirement from the Board of Directors on March 27, 2008. The Board of Directors voted on and accepted this recommendation in January 2008. The modification impacted stock options granted 24 months or prior to Mr. Decker’s retirement and those stock options scheduled to vest within 12 months following his retirement date. Specifically, the vesting of 18,750 of Mr. Decker’s outstanding stock options was accelerated such that they are now exercisable. In addition, the exercise period of 107,250 of Mr. Decker’s stock options (including the 18,750 accelerated options discussed above) was extended so that, instead of expiring on June 25, 2008, such options would continue to be exercisable for a period of two years from his retirement date. The modification of the 107,250 above-referenced options resulted in the Company incurring a non-cash credit of approximately $0.1 million since the Company had previously recognized expense on these awards.
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, performance stock grants, and restricted stock grants under SFAS 123(R) for the three and six-month periods ended March 28, 2008 and March 30, 2007 which was allocated as follows:

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2008	2007	2008	2007
`
Cost of sales	677	276	1,511	401
Research and development	2,620	1,622	3,765	2,108
Selling, general and administrative	2,346	2,147	5,374	3,562

Share-based compensation expense included in operating expenses	$5,643	$4,045	$10,650	$6,071

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at March 28, 2008 and March 30, 2007:

	Three and Six-months Ended
	March 28,	March 30,
	2008	2007

Expected volatility	51.56%	57.32%
Risk free interest rate (7 year contractual life options)	2.93%	4.68%
Risk free interest rate (10 year contractual life options)	3.49%	4.68%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.57
Expected option life (10 year contractual life options)	5.80	5.86

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
13. EARNINGS PER SHARE

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net income	$16,673	$12,197	$35,751	$24,234

Weighted average shares outstanding — basic	161,165	160,687	160,742	160,935
Effect of dilutive stock options	1,817	1,285	1,998	1,190

Weighted average shares outstanding — diluted	162,982	161,972	162,740	162,125

Net income per share — basic	$0.10	$0.08	$0.22	$0.15
Effect of dilutive stock options	—	—	—	—

Net income per share — diluted	$0.10	$0.08	$0.22	$0.15

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 23.5 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended March 28, 2008 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 1.4 million shares and equity based awards exercisable for approximately 22.8 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended March 28, 2008 as their effect would have been anti-dilutive. If the Company had earned at least $39.5 million in net income for the six-month period ended March 28, 2008, the Junior Notes would have been dilutive to earnings per share.
The 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution associated with the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. These shares have not been included in the computation of earnings per share for the three or six-month period ended March 28, 2008 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares.
Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 22.7 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended March 30, 2007 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 5.5 million shares and equity based awards exercisable for approximately 20.2 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended March 30, 2007 as their effect would have been anti-dilutive. If the Company had earned at least $19.8 million and $39.6 million in net income for the three and six-month periods ended March 30, 2007, respectively, the Junior Notes would have been dilutive to earnings per share.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
(In thousands)	2008	2007	2008	2007

Net Income	$16,673	$12,197	$35,751	$24,234
Other comprehensive income (loss):
Unrealized loss on auction rate securities	(768)	—	(1,504)	—

Total comprehensive income	$15,905	$12,197	$34,247	$24,234

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
RESULTS OF OPERATIONS
THREE AND SIX-MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six-month periods ended March 28, 2008:

	Three-months Ended		Six-months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.2	61.9	60.5	61.7

Gross profit	39.8	38.1	39.5	38.3
Operating expenses:
Research and development	18.1	17.4	17.2	16.4
Selling, general and administrative	11.6	13.2	11.8	12.7
Amortization of intangible assets	0.9	0.3	0.9	0.3
Restructuring and special charges	—	—	—	1.5

Total operating expenses	30.6	30.9	29.9	30.9
Operating income	9.2	7.2	9.6	7.4
Interest expense	(0.8)	(2.3)	(1.0)	(2.0)
Other income, net	0.9	1.6	1.0	1.3

Income before income taxes	9.3	6.5	9.6	6.7
Provision for income taxes	1.0	(0.2)	0.9	0.4

Net income	8.3%	6.7%	8.7%	6.3%

GENERAL
During the six-month period ended March 28, 2008, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
•	We increased revenues by $36.0 million, a 9.6% increase for the six-month period ended March 28, 2008 as compared to the same period in the prior year, principally due to diversifying our product portfolio and entering new, adjacent markets, as well as adding new mobile platforms customers and increasing our front-end module content at existing customers.

•	We generated $95.9 million in cash from operations in the six-month period ended March 28, 2008, an increase of $54.3 million from the comparable six-month period ended March 30, 2007.

•	We expanded our catalog business and worldwide distribution network allowing us to sell into a broader set of end markets including broadband, industrial, medical, computing, wireless networking and cellular infrastructure. We increased gross profit by $11.7 million in the second quarter of fiscal 2008 (a gross profit margin of 39.8%) as compared to the same period in 2007, and by $18.7 million during the six-month period ended March 28, 2008 as compared to the same period in the prior year (a gross profit margin of 39.5%). This gross profit margin improvement is principally the result of a richer revenue mix, higher equipment efficiency cycle times and factory utilization, progress on yield improvement initiatives and, year-over-year material cost reductions and increased overall revenues.

•	We increased operating income to $39.6 million for the first six-month period of fiscal 2008 as compared to operating income of $27.9 million in the corresponding period of fiscal 2007. This 41.9% increase in operating income was primarily the result of margin improvements driven by improvement in yields, equipment efficiency cycle times, increased return on invested capital and increased revenue.

•	In October 2007, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition, and in November 2007 we retired the entire $49.3 million balance of our Junior Notes and in the process reduced the future potential dilution of our share base.
NET REVENUES

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Net revenues	$201,708	11.9%	$180,210	$412,241	9.6%	$376,240
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
Net revenues increased 11.9% for the second fiscal quarter of 2008 as compared to the second fiscal quarter of 2007. Net revenues for the six-month period ended March 28, 2008 increased 9.6% as compared to the corresponding period in fiscal 2007. The revenue increases were principally due to diversifying our product portfolio by entering new, adjacent markets, as well as adding new mobile platform customers and increasing our front-end module content at existing customers. Net revenues from our top three customers decreased to 41% in the second quarter of fiscal 2008 from 53% in the second quarter of fiscal 2007. Average selling prices declined 4.6% for the six-month period ended March 28, 2008 as compared to the corresponding period in fiscal 2007.
GROSS PROFIT

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Gross profit	$80,367	17.0%	$68,702	$162,705	13.0%	$144,018
% of net revenues	39.8%		38.1%	39.5%		38.3%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
The increase in gross profit as a percentage of revenue and in aggregate dollars for both the three and six-month periods ended March 28, 2008 as compared to the corresponding periods in the previous fiscal year was principally the result of a richer revenue mix as compared to the same periods in the prior year. Additionally, this gross profit margin improvement is the result of higher equipment efficiency and factory utilization associated with our hybrid manufacturing model, progress on yield improvement initiatives, year-over-year material cost reductions and increased overall revenue. In the three and six-month periods ended March 28, 2008 and the corresponding periods in 2007, we also benefited from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Research and development	$36,581	16.6%	$31,383	$70,675	14.4%	$61,795
% of net revenues	18.1%		17.4%	17.2%		16.4%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses in both aggregate dollars and as a percentage of net revenues for the three and six-month periods ended March 28, 2008 when compared to the corresponding periods in the previous fiscal year is predominantly attributable to increased labor and benefit costs and increases in materials and supplies expenses as we continue to diversify our handset product area and grow our linear products area.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Selling, general and administrative	$23,346	(1.7)%	$23,750	$48,633	1.8%	$47,778
% of net revenues	11.6%		13.2%	11.8%		12.7%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.

Selling, general and administrative expenses in aggregate dollars remained relatively flat for both the three months and six months ended March 28, 2008 as compared to the prior periods. Selling, general and administrative expenses as a percentage of net revenues decreased for both the three and six-month periods ended March 28, 2008 as compared to the prior periods due to the increase in revenues for both periods in fiscal 2008.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Amortization	$1,871	249.1%	$536	$3,803	254.8%	$1,072
% of net revenues	0.9%		0.3%	0.9%		0.3%
The increase in amortization expense during the three and six-month periods ended March 28, 2008 as compared to the corresponding periods of fiscal 2007 is due to the acquisitions completed in October 2007 and the associated amortizable customer relationships, patents, order backlog, foundry services agreement and developed technology that was acquired. In the six-month period of fiscal 2008, the base of our amortizable intangible assets increased by approximately $13.2 million.
RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Restructuring and special charges	$—	0.0%	$—	$—	100.0%	$5,473
% of net revenues	0.0%		0.0%	0.0%		1.5%
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
On September 29, 2006, the Company exited its baseband product area in order to focus on its core business encompassing linear products, power amplifiers, front-end modules and radio solutions. The Company recorded various charges associated with this action.
For the six-month period ended March 30, 2007, we recorded an additional $1.4 million related to the write-down of technology licenses and design software, and $4.1 million related to lease obligations associated with the shut-down of certain locations associated with the baseband product area.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Unaudited Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Interest expense	$1,769	(57.0)%	$4,114	$3,977	(46.0)%	$7,363
% of net revenues	0.8%		2.3%	1.0%		2.0%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).

The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for the three and six-month periods ended March 28, 2008 when compared to the corresponding period in fiscal 2007, is due to the retirement of our higher interest rate Junior Notes.
See Note 7 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Other income, net	$1,883	(35.1)%	$2,903	$3,933	(22.2)%	$5,058
% of net revenues	0.9%		1.6%	1.0%		1.3%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses. The decreases in other income in both aggregate dollars and as a percentage of net revenues for both the three and six-month periods ended March 28, 2008 as compared to the prior periods is due to declining interest rates in 2008 and a slight decrease in invested cash balances.
PROVISION FOR INCOME TAXES

	Three-months Ended			Six-months Ended
	March 28,		March 30,	March 28,		March 30,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

(Benefit) Provision for income taxes	$2,010	(636.0)%	$(375)	$3,799	179.2%	$1,361
% of net revenues	1.0%		(0.2)%	0.9%		0.4%
In accordance with SFAS 109, “Accounting for Income Taxes”, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of March 28, 2008, we have established a valuation allowance of $133.7 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period.
Realization of benefits from our net operating losses is dependent upon generating U.S. source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
The provision for income taxes for the three and six-month period ended March 28, 2008 consists of approximately $1.7 million and $3.6 million, respectively, of U.S. income taxes. Of the total U.S. income tax provision, $1.2 million and $2.7 million were recorded as a charge reducing the carrying value of goodwill for the three and six-month periods ended March 28, 2008. The tax benefit of $(0.4) for the three-months ended March 28, 2007 was the result of recognizing additional tax benefits related to a reduction in the federal and state deferred tax asset valuation allowance.

As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters. In addition, the provision for the three and six-month periods ended March 28, 2008, consists of approximately $0.3 million and $0.2 million, respectively, of foreign income taxes incurred by foreign operations.
On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. SFAS 109, “Accounting for Income Taxes”, prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was $(0.2) million. In addition to the deferred taxes, the Company has accrued flat tax for the three month period ended March 28, 2008 of $0.1 million.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, as of the beginning of fiscal year 2008. Of the total unrecognized tax benefits at March 28, 2008, $0.6 million would impact the effective tax rate, if recognized. The Company has accrued $0.5 million of interest related to this tax position. This position could change within the next twelve months because of the expiration of a statute of limitations period.
LIQUIDITY AND CAPITAL RESOURCES

	Six- months Ended
(dollars in thousands)	March 28, 2008	March 30, 2007
Cash and cash equivalents at beginning of period	$241,577	$136,749

Net cash provided by operating activities	95,873	41,642

Net cash used in investing activities	(67,543)	(53,477)

Net cash provided by (used in) financing activities	(47,750)	27,533

Cash and cash equivalents at end of period	$222,157	$152,447

Based on our results of operations for fiscal 2007 and the first six months of fiscal 2008 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will allow us to sufficiently fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot assure you that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
Cash and cash equivalent balances decreased $25.3 million to $228.5 million at March 28, 2008 from $253.8 million at September 28, 2007. This overall decrease was the result of payments for acquisitions of $32.6 million, capital expenditures of $37.4 million, and the retirement of the entire balance of the Junior Notes of $49.3 million offset by cash generated from operating activities of $95.9 million. The number of days sales outstanding for the three-month period ended March 28, 2008 decreased to 74 from 81 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three-months March 28, 2008 were 5.1 compared to 5.9 for the corresponding period in the previous fiscal year.

During the six-month period ended March 28, 2008, we generated $95.9 million in cash from operating activities as we achieved net income of $35.8 million, experienced an increase in accounts payable balances of $20.3 million, a decrease in receivables of $2.5 million and a decrease in other assets of $2.4 million. We incurred multiple non-cash charges (e.g., depreciation, amortization, charge in lieu of income tax expense, contribution of common shares to savings and retirement plans and share-based compensation expense) totaling $45.4 million. This was offset by an increase in inventories of $6.7 million and a decrease in other accrued liabilities of $3.7 million.
Cash used in investing activities for the six-month period ended March 28, 2008, consisted of net sales of $2.5 million in auction rate securities and investments in demand-driven capital expenditures of $37.4 million primarily for fabrication and assembly and test capacity. In addition, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider additional future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the six-month period ended March 28, 2008, consisted of the retirement of the remaining $49.3 million in Junior notes, repurchase of common stock of $1.6 million and cash provided by stock option exercises of $3.0 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $2.4 million in future periods. Certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in fiscal 2008 and beyond. We expect our existing sources of liquidity, together with cash expected to be generated from operations will be sufficient to fund these costs associated with the exit of our baseband product area.
Our invested cash balances primarily consist of highly rated commercial paper, United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, certificates of deposit and foreign bank obligations. At March 28, 2008, we also held a $3.2 million auction rate security which provides liquidity through a Dutch auction process. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions. Accordingly, in the first six-month period of fiscal 2008, we recorded unrealized losses on this auction rate security of approximately $1.5 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction. Accordingly, the remaining ARS balance has been reclassified to non-current other assets. We expect to continue to monitor the liquidity and accounting classification of this security in future periods.
CONTRACTUAL OBLIGATIONS
On November 15, 2007, we retired $49.3 million of Junior Notes from cash funds. Other than this debt retirement, the contractual obligations disclosure described in our Annual Report on Form 10-K for the year ended September 28, 2007 has not materially changed since we filed that report. Our short-term and long-term debt obligations are more fully described in Note 7 of Notes to Unaudited Interim Financial Statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS 159 and the impact that it may have on results of operations or financial position.
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company is currently evaluating SFAS 160 and the impact that it may have on results of operations or financial position.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating SFAS 161 and the impact that it may have on its Consolidated Financial Statements.
PROPOSED ACCOUNTING PRONOUNCEMENTS
In August 2007, the FASB released proposed Financial Statement of Position APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s $200.0 million 2007 Convertible Notes. This FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter of 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008. The Company would not be required to adopt this FSP until the first quarter of fiscal 2010.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 28, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
During the quarter ended March 28, 2008, the Company issued an aggregate of 100,000 shares of restricted common stock to the eight (8) non-employee directors on its Board of Directors. These restricted stock grants were made pursuant to the Company’s 2008 Director Long-Term Incentive Plan and the standard forms of award agreements adopted by the Company in connection with the plan. No consideration was received by the Company in connection with the issuance of the restricted common stock. The foregoing issuances of restricted stock were completed pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering. The shares of restricted common stock are deemed restricted securities for the purposes of the Securities Act.
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended March 28, 2008:

						Maximum Number (or
						Approximately
				Total Number of		Dollar Value) of
				Shares Purchased as		Shares that May Yet
				Part of Publicly		Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or		the Plans or
Period	Shares Purchased		per Share	Programs		Programs
February 24, 2008	7,075	(1)	$8.74	N/A	(2)	N/A (2)
February 29, 2008	634	(1)	$8.26	N/A	(2)	N/A (2)
March 6, 2008	1,604	(1)	$8.06	N/A	(2)	N/A (2)
March 7, 2008	22,435	(1)	$7.78	N/A	(2)	N/A (2)
March 20, 2008	5,319	(1)	$6.71	N/A	(2)	N/A (2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock on February 24, 2008, February 29, 2008, March 6, 2008, March 7, 2008, and March 20, 2008, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on March 27, 2008 in Bedford, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
Election of directors:
Proposal to elect three (3) members of the Board of Directors of the Company as Class III Directors with terms expiring at the fiscal year 2011 Annual Meeting of Stockholders:

David J. Aldrich	127,719,727	—	16,685,381
Moiz M. Beguwala	127,634,933	—	16,770,176
David P. McGlade	126,954,704	—	17,450,405

Proposal to approve the adoption of the Company’s 2008 Director Long-Term Incentive Plan	99,696,165	22,863,377	409,234

Proposal to approve an amendment to the Company’s 2002 Employee Stock Purchase Plan to increase the aggregate number of shares authorized for issuance under the plan by 2.25 million shares	121,523,340	1,107,872	337,563

Proposal to ratify the selection by the Company’s Audit Committee of KPMG LLP as the independent registered public accounting firm for the Company for fiscal year 2008	142,815,747	1,253,053	366,310

Item 6. Exhibits

Number	Description

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as amended

10.W*	Severance and Change in Control Agreement between the Company and David J. Aldrich dated January 22, 2008

10.X*	Severance and Change in Control Agreement between the Company and Liam K. Griffin dated January 22, 2008

10.AA*	Severance and Change in Control Agreement between the Company and George M. LeVan dated January 22, 2008

10.BB*	Severance and Change in Control Agreement between the Company and Gregory L. Waters dated January 22, 2008

10.DD*	Severance and Change in Control Agreement between the Company and Mark V.B. Tremallo dated January 22, 2008

10.II*	Severance and Change in Control Agreement between the Company and Donald W. Palette dated January 22, 2008

10.KK*	Severance and Change in Control Agreement between the Company and Bruce J. Freyman dated January 22, 2008

10.LL*	Severance and Change in Control Agreement between the Company and Stanley A. Swearingen dated January 22, 2008

10.MM*	Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.NN*	Form of Restricted Stock Agreement under Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.OO*	Form of Stock Option Agreement under Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.PP*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as amended

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: May 7, 2008	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette

Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

10.H	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as amended

10.W	Severance and Change in Control Agreement between the Company and David J. Aldrich dated January 22, 2008

10.X	Severance and Change in Control Agreement between the Company and Liam K. Griffin dated January 22, 2008

10.AA	Severance and Change in Control Agreement between the Company and George M. LeVan dated January 22, 2008

10.BB	Severance and Change in Control Agreement between the Company and Gregory L. Waters dated January 22, 2008

10.DD	Severance and Change in Control Agreement between the Company and Mark V.B. Tremallo dated January 22, 2008

10.II	Severance and Change in Control Agreement between the Company and Donald W. Palette dated January 22, 2008

10.KK	Severance and Change in Control Agreement between the Company and Bruce J. Freyman, dated January 22, 2008

10.LL	Severance and Change in Control Agreement between the Company and Stanley A. Swearingen dated January 22, 2008

10.MM	Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.NN	Form of Restricted Stock Agreement under Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.OO	Form of Stock Option Agreement under Skyworks Solutions, Inc. 2008 Director Long-Term Incentive Plan

10.PP	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as amended

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002