Form 10-Q
period 2008-07-27
SKYWORKS SOLUTIONS INC
filed 2008-08-06
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, par value $.25 per share	164,943,657

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2008

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net revenues	$215,210	$175,050	$627,451	$551,290
Cost of goods sold	128,776	106,418	378,312	338,640

Gross profit	86,434	68,632	249,139	212,650
Operating expenses:
Research and development	36,561	30,549	107,236	92,344
Selling, general and administrative	25,975	24,874	74,608	72,652
Amortization of intangible assets	1,101	536	4,904	1,608
Restructuring and special charges	—	257	—	5,730

Total operating expenses	63,637	56,216	186,748	172,334

Operating income	22,797	12,416	62,391	40,316
Interest expense	(1,658)	(2,565)	(5,635)	(9,928)
Other income, net	1,064	2,766	4.997	7,824

Income before income taxes	22,203	12,617	61,753	38,212
Provision for income taxes	1,737	1,194	5,536	2,555

Net income	$20,466	$11,423	$56,217	$35,657

Per share information:
Net income, basic	$0.13	$0.07	$0.35	$0.22

Net income, diluted	$0.12	$0.07	$0.34	$0.22

Number of weighted-average shares used in per share computations, basic	162,095	158,606	161,166	160,159

Number of weighted-average shares used in per share computations, diluted	164,649	160,032	163,323	161,278

The following table summarizes share-based compensation expense for the three and nine-month periods ended June 27, 2008 and June 29, 2007 which is included in the financial statement line items above as follows:

	Three-months		Nine-months
	Ended		Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Cost of goods sold	651	475	2,162	876
Research and development	2,436	1,545	6,202	3,653
Selling, general and administrative	3,025	1,625	8,398	5,187
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	June 27,
	2008	September 28,
	(Unaudited)	2007

ASSETS
Current assets:
Cash and cash equivalents	$248,015	$241,577
Short-term investments	—	5,700
Restricted cash	5,962	6,502
Receivables, net of allowance for doubtful accounts of $1,613 and $1,662	169,289	167,319
Inventories	96,119	82,109
Other current assets	10,282	10,511

Total current assets	529,667	513,718
Property, plant and equipment, net	171,636	153,516
Goodwill	489,961	480,890
Intangible assets, net	21,157	13,442
Deferred tax assets	14,536	14,459
Other assets	14,051	13,883

Total assets	$1,241,008	$1,189,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$99,335
Accounts payable	69,239	56,417
Accrued compensation and benefits	29,168	28,392
Other current liabilities	8,444	13,079

Total current liabilities	156,851	197,223
Long-term debt, less current maturities	200,000	200,000
Other long-term liabilities	5,773	6,338

Total liabilities	362,624	403,561

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 169,570 shares issued and 164,880 shares outstanding at June 27, 2008 and 165,593 shares issued and 161,101 shares outstanding at September 28, 2007	41,220	40,275
Additional paid-in capital	1,420,336	1,382,230
Treasury stock	(33,581)	(31,855)
Accumulated deficit	(547,872)	(604,089)
Accumulated other comprehensive loss	(1,719)	(214)

Total stockholders’ equity	878,384	786,347

Total liabilities and stockholders’ equity	$1,241,008	$1,189,908

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-months Ended
	June 27,	June 29,
	2008	2007

Cash flows from operating activities:
Net income	$56,217	$35,657
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	16,762	9,716
Depreciation	33,434	28,829
Charge in lieu of income tax expense	4,709	1,515
Amortization of intangible assets	5,522	1,608
Amortization of deferred financing costs	1,332	1,800
Contribution of common shares to savings and retirement plans	6,378	5,259
Non-cash restructuring expense	—	419
Deferred income taxes	(313)	(324)
Loss on sales of assets	292	226
Provision for (losses) recoveries on accounts receivable	(48)	1,725
Changes in assets and liabilities:
Receivables	(1,922)	(7,271)
Inventories	(8,427)	(1,989)
Other current and long-term assets	619	(174)
Accounts payable	12,822	(15,396)
Other current and long-term liabilities	(5,302)	(6,839)

Net cash provided by operating activities	122,075	54,761

Cash flows from investing activities:
Capital expenditures	(51,846)	(30,565)
Payments for acquisitions	(32,627)	—
Sale of short-term investments	10,000	587,183
Purchase of short-term investments	(7,500)	(633,933)

Net cash used in investing activities	(81,973)	(77,315)

Cash flows from financing activities:
Proceeds from notes offering	—	200,000
Payments on long-term borrowings	—	(130,000)
Deferred financing costs	—	(6,189)
Retirement of Junior Notes	(49,335)	—
Change in restricted cash	541	(200)
Repurchase of common stock	(1,727)	(30,764)
Net proceeds from exercise of stock options	16,857	6,153

Net cash provided by (used in) financing activities	(33,664)	39,000

Net increase in cash and cash equivalents	6,438	16,446
Cash and cash equivalents at beginning of period	241,577	136,749

Cash and cash equivalents at end of period	$248,015	$153,195

Supplemental cash flow disclosures:
Taxes paid	$679	$926

Interest paid	$4,159	$10,195

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
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine-month periods ended June 27, 2008 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 28, 2007 as filed with the SEC.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2007 consisted of 52 weeks and ended on September 28, 2007, and the third quarters of fiscal 2008 and fiscal 2007 each consisted of 13 weeks and ended on June 27, 2008 and June 29, 2007, respectively. Fiscal 2008 will consist of 53 weeks and end on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks.
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

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
The Consolidated Financial Statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations for these acquisitions completed during the nine-month period ended June 27, 2008 have not been presented because the effects of the acquisitions were not material to the Company’s financial results.
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
In the three and nine-month periods ended June 27, 2008, the carrying value of these securities was reduced by $0.0 million and $1.5 million, respectively, reflecting a change in fair value. The Company assessed these declines in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor these ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
ARS were classified in prior periods as current assets under “Short-term Investments”. Given the failed auctions, the Company’s ARS are considered to be illiquid until there is a successful auction. Accordingly, the remaining ARS balance has been reclassified to non-current other assets.
4. INVENTORIES
Inventories consist of the following (in thousands):

	June 27,	September 28,
	2008	2007

Raw materials	$7,570	$6,624
Work-in-process	58,907	48,128
Finished goods	29,642	27,357

	$96,119	$82,109

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 27,	September 28,
	2008	2007

Land	$9,423	$9,423
Land and leasehold improvements	4,453	4,394
Buildings	39,998	39,730
Furniture and Fixtures	25,884	24,485
Machinery and equipment	378,897	343,551
Construction in progress	24,866	12,671

	483,521	434,254
Accumulated depreciation and amortization	(311,885)	(280,738)

	$171,636	$153,516

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted
	Average	June 27, 2008			September 28, 2007
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$489,961	$—	$489,961	$480,890	$—	$480,890

Amortized intangible assets
Developed technology	5-10	$11,850	$(7,249)	$4,601	$10,550	$(6,399)	$4,151
Customer relationships	5-10	21,210	(8,907)	12,303	12,700	(6,678)	6,022
Patents	3	900	(225)	675	—	—	—
Other	.5-3	2,649	(2,340)	309	122	(122)	—

		36,609	(18,721)	17,888	23,372	(13,199)	10,173

Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$39,878	$(18,721)	$21,157	$26,641	$(13,199)	$13,442

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Amortization expense	$1,411	$536	$5,522	$1,608
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer		Patents
	Goodwill	Technology	Relationships	Trademarks	and Other	Total
Balance as of September 28, 2007	$480,890	$10,550	$12,700	$3,269	$122	$507,531
Additions during period	13,779	1,300	8,510	—	3,427	27,016
Deductions during period	(4,708)	—	—	—	—	(4,708)

Balance as of June 27, 2008	$489,961	$11,850	$21,210	$3,269	$3,549	$529,839

In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies resulting in the allocation of approximately $13.8 million to goodwill. For additional information regarding these acquisitions see Note 2, Business Combinations.
Goodwill was reduced by $4.7 million in the nine-month period ended June 27, 2008 as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $13.9 million as of June 27, 2008.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$6,933	$4,406	$4,406	$4,106	$3,560

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 27,	September 28,
	2008	2007

Junior Notes	$—	$49,335
2007 Convertible Notes	200,000	200,000

Long-term debt	$200,000	$249,335
Less-current maturities	—	49,335

	$200,000	$200,000

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
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred at June 27, 2008 pursuant to the application of FASB 5 and thus has not recorded a liability.
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

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
Short-Term Debt
Short-term debt consists of the following (in thousands):

	June 27,	September 28,
	2008	2007

Junior Notes	$—	$49,335
Facility Agreement	50,000	50,000

	$50,000	$99,335

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 11, 2008 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of June 27, 2008, Skyworks USA had borrowed $50.0 million under this agreement.
8. INCOME TAXES
We recorded tax provisions of $1.7 million and $5.5 million for the three and nine-month periods ended June 27, 2008 and $1.2 million and $2.6 million for the three and nine-month periods ended June 29, 2007. Our effective tax rates were 7.8% and 9.0% for the three and nine-month periods ended June 27, 2008 and 9.5% and 6.7% for the three and nine-month periods ended June 29, 2007. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance on the deferred tax assets utilized during the period and foreign earnings taxed at rates lower than the federal statutory rate.
As noted in our most recent Annual Report on Form 10-K, no benefit has been recognized in the Statement of Operations for certain pre-Merger deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes, or (“SFAS 109”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
During the quarter ended June 27, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $0.6 million of previously unrecognized tax benefit, which impacted the effective tax rate as a discrete item during the quarter. In addition,

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
$0.5 million of accrued interest related to this tax position was reversed during the quarter, resulting in a total year-to-date benefit for accrued interest of $0.4 million.
Of the total unrecognized tax benefits at June 27, 2008, none would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months.
On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. SFAS 109 prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was ($0.2) million. In addition to the deferred taxes, the Company has accrued flat tax for the three and nine-month periods ended June 27, 2008 of $0.1 million and $0.2 million, respectively.
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

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
10. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Restructuring and special charges	$—	$257	$—	$5,730

	$—	$257	$—	$5,730

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
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064
Reclassification of reserves	84	(75)	75	—	84
Cash payments	(1,258)	(225)	(721)	—	(2,204)

Restructuring balance, June 27, 2008	$1,596	$—	$348	$—	$1,944

The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal years 2008 and 2009.
11. SEGMENT INFORMATION
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, and have similar research and development expenses and similar selling, general and administrative expenses, thus, the Company has concluded at June 27, 2008 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month period ended June 27, 2008 and June 29, 2007 included share-based compensation expense under SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) of $6.1 million and $3.6 million, respectively. Net income for the nine-month period ended June 27, 2008 and June 29, 2007 included share-based compensation expense under SFAS 123(R) of $16.8 million and $9.7 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, performance stock grants, and restricted stock grants under SFAS 123(R) for the three and nine-month periods ended June 27, 2008 and June 29, 2007 which were allocated as follows:

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Stock Options	$3,052	$2,320	$8,099	$5,404
Non-vested restricted stock with service and market conditions	761	460	3,129	2,046
Non-vested restricted stock with service conditions	270	238	798	761
Performance shares	838	300	2,653	500
Employee Stock Purchase Plan	380	327	1,174	1,005
Incremental Bonus	811	—	811	—
Other	—	—	98	—

	$6,112	$3,645	$16,762	$9,716
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
Share-based compensation for the three and nine-month periods ended June 27, 2008 includes approximately $0.8 million related to the anticipated payout of the portion of management incentive compensation that exceeds target metrics in unrestricted common stock. The common stock awards, if earned under the management incentive program, relate to the second half of fiscal year 2008 and would be issued in November 2008. The Company anticipates an immaterial amount of share dilution as a result of this arrangement.
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, performance stock grants, and restricted stock grants under SFAS 123(R) for the three and nine-month periods ended June 27, 2008 and June 29, 2007 which was allocated as follows:

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Cost of sales	651	475	2,162	876
Research and development	2,436	1,545	6,202	3,653
Selling, general and administrative	3,025	1,625	8,398	5,187

Share-based compensation expense included in operating expenses	$6,112	$3,645	$16,762	$9,716

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at June 27, 2008 and June 29, 2007:

	Three and Nine-months Ended
	June 27,	June 29,
	2008	2007

Expected volatility	51.56%	57.32%
Risk free interest rate (7 year contractual life options)	3.95%	5.11%
Risk free interest rate (10 year contractual life options)	4.27%	5.11%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.57
Expected option life (10 year contractual life options)	5.80	5.86
13. EARNINGS PER SHARE

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net income	$20,466	$11,423	$56,217	$35,657

Weighted average shares outstanding — basic	162,095	158,606	161,166	160,159
Effect of dilutive stock options	2,554	1,426	2,157	1,119

Weighted average shares outstanding — diluted	164,649	160,032	163,323	161,278

Net income per share — basic	$0.13	$0.07	$0.35	$0.22
Effect of dilutive stock options	(0.01)	—	(0.01)	—

Net income per share — diluted	$0.12	$0.07	$0.34	$0.22

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 21.6 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended June 27, 2008 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 1.0 million shares and equity based awards exercisable for approximately 23.5 million shares were outstanding but not included in the computation of earnings per share for the nine-month period ended June 27, 2008 as their effect would have been anti-dilutive. If the Company had earned at least $59.4 million in net income for the nine-month period ended June 27, 2008, the Junior Notes would have been dilutive to earnings per share.
The 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution associated with the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. These shares have not been included in the computation of earnings per share for the three or nine-month period ended June 27, 2008 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 21.0 million shares.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
14. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
(In thousands)	2008	2007	2008	2007

Net Income	$20,466	$11,423	$56,217	$35,657
Other comprehensive income (loss):
Unrealized loss on auction rate securities	—	—	(1,504)	—

Total comprehensive income	$20,466	$11,423	$54,713	$35,657

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
RESULTS OF OPERATIONS
THREE AND NINE-MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine-month periods ended June 27, 2008:

	Three-months Ended		Nine-months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8	60.8	60.3	61.4

Gross profit	40.2	39.2	39.7	38.6
Operating expenses:
Research and development	17.0	17.5	17.1	16.8
Selling, general and administrative	12.1	14.2	11.9	13.2
Amortization of intangible assets	0.5	0.3	0.8	0.3
Restructuring and special charges	—	0.1	—	1.0

Total operating expenses	29.6	32.1	29.8	31.3
Operating income	10.6	7.1	9.9	7.3
Interest expense	(0.8)	(1.5)	(0.9)	(1.8)
Other income, net	0.5	1.6	0.8	1.4

Income before income taxes	10.3	7.2	9.8	6.9
Provision for income taxes	0.8	0.7	0.9	0.5

Net income	9.5%	6.5%	8.9%	6.4%

GENERAL
During the three and nine-month periods ended June 27, 2008, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:

▪	We increased revenues by $76.2 million, a 13.8% increase for the nine-month period ended June 27, 2008 as compared to the same period in the prior year. This revenue growth was principally due to the diversification in our handset product portfolio, addition of new mobile platform customers, our entrance into new, adjacent markets and the expansion of our market share in increasingly complex front-end modules at our existing customers.

▪	We generated $122.1 million in cash from operations in the nine-month period ended June 27, 2008, an increase of $67.3 million from the comparable nine-month period ended June 29, 2007. At June 27, 2008 we had $254.0 million in cash, cash equivalents and restricted cash.

▪	We leveraged our catalog business and worldwide distribution network and expanded into a broader set of end markets including broadband communications, energy management, satellite radio, industrial, medical and wireless networking. We increased gross profit by $17.8 million in the third quarter of fiscal 2008 (a gross profit margin of 40.2%) as compared to the same period in 2007, and by $36.5 million during the nine-month period ended June 27, 2008 as compared to the same period in the prior year (a gross profit margin of 39.7%). This gross profit margin improvement is principally the result of a more favorable revenue mix, higher equipment efficiencies at our factories, progress on yield improvement initiatives, and year-over-year material cost reductions.

▪	We increased operating income to $62.4 million for the first nine-month period of fiscal 2008 as compared to operating income of $40.3 million in the corresponding period of fiscal 2007. This 54.7% increase in operating income was primarily the result of increases in revenues of 13.8%, gross margin improvements driven by the aforementioned improvement in yields, equipment efficiencies, and year-over-year material cost reductions, partially offset by higher operating expenses.

▪	In October 2007, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition, and in November 2007 we retired the entire $49.3 million balance of our Junior Notes and in the process reduced the future potential dilution of our share base.
NET REVENUES

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Net revenues	$215,210	22.9%	$175,050	$627,451	13.8%	$551,290
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

Net revenues increased 22.9% for the third fiscal quarter of 2008 as compared to the third fiscal quarter of 2007. Net revenues for the nine-month period ended June 27, 2008 increased 13.8% as compared to the corresponding period in fiscal 2007. This revenue growth was principally due to the diversification in our handset product portfolio, addition of new mobile platform customers, our entrance into new, adjacent markets and the expansion of our market share in increasingly complex front-end modules at our existing customers. Net revenues from our top three customers decreased to 41.5% in the third quarter of fiscal 2008 from 46.8% in the third quarter of fiscal 2007, reflecting continued expansion of our customer base. Average selling prices declined 8.8% year over year compared to a decline of 10.8% in the prior year.
GROSS PROFIT

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Gross profit	$86,434	25.9%	$68,632	$249,139	17.2%	$212,650
% of net revenues	40.2%		39.2%	39.7%		38.6%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
The increase in gross profit as a percentage of revenue and in aggregate dollars for both the three and nine-month periods ended June 27, 2008 as compared to the corresponding periods in the previous fiscal year was principally the result of a more favorable revenue mix as compared to the same periods in the prior year. Additionally, gross profit margin improvement is the result of higher equipment efficiencies at our factories as our established hybrid manufacturing model with multiple external foundries allows us to maintain high internal capacity utilization by creating second-sources for high fixed cost services like foundry and assembly. This approach provides supply chain flexibility, lower capital investment and the ability to meet upside demand and provides gross margin advantages. Furthermore, yield improvements and year-over-year material cost reductions along with the increased overall revenue contributed to the gross profit and margin improvement in both aggregate dollars and as a percentage of sales. In the three and nine-month periods ended June 27, 2008 and the corresponding periods in 2007, we also benefited from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Research and development	$36,561	19.7%	$30,549	$107,236	16.1%	$92,344
% of net revenues	17.0%		17.5%	17.1%		16.8%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses in aggregate dollars for the three and nine-month periods ended June 27, 2008 when compared to the corresponding periods in the previous fiscal year is principally attributable to increased labor and benefit costs and increases in material expenses as we continue to diversify our handset product area and grow our linear products area. The decrease in research and development expenses as a percentage of sales for the three-month period ended June 27, 2008 as compared to the same period last year is due to the increase in overall revenue. The increase in research and development expenses as a percentage of sales for the nine-month period ended June 27, 2008 as compared to the corresponding period in the prior year is due to the aforementioned increase in aggregate expenses offset by the increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Selling, general and administrative	$25,975	4.4%	$24,874	$74,608	2.7%	$72,652
% of net revenues	12.1%		14.2%	11.9%		13.2%
Selling, general and administrative expenses include personnel costs (legal, accounting, treasury, human resources, information systems, customer service, etc.), bad debt expense, sales representative commissions, advertising and other marketing costs.
Selling, general and administrative expenses increased in aggregate dollars for both the three and nine-month periods ended June 27, 2008 primarily due to higher share-based compensation expense, higher incentive compensation costs and higher professional services expenses. Selling, general and administrative expenses as a percentage of net revenues decreased for both the three and nine-month periods ended June 27, 2008 as compared to the prior periods due to the increase in revenues for both periods in fiscal 2008 as compared to 2007.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Amortization	$1,101	105.4%	$536	$4,904	205.0%	$1,608
% of net revenues	0.5%		0.3%	0.8%		0.3%
The increase in amortization expense during the three and nine-month periods ended June 27, 2008 as compared to the corresponding periods of fiscal 2007 is due to the acquisitions completed in October 2007 and the associated amortizable customer relationships, patents, order backlog, foundry services agreement and developed technology that was acquired. In the nine-month period of fiscal 2008, the base of our amortizable intangible assets increased by approximately $13.2 million.
RESTRUCTURING AND SPECIAL CHARGES

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Restructuring and special charges	$—	(100.0)%	$257	$—	(100.0)%	$5,730
% of net revenues	0.0%		0.1%	0.0%		1.0%
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
In addition, for the three and nine-month periods ended June 29, 2007, the Company recorded a charge of $0.8 million relating to lease obligations associated with a restructuring plan implemented in 2002.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Unaudited Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Interest expense	$1,658	(35.3)%	$2,565	$5,635	(43.2)%	$9,928
% of net revenues	0.8%		1.5%	0.9%		1.8%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.50% and 1.25% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended June 27, 2008, when compared to the corresponding periods in fiscal 2007, is due to the retirement of our higher interest rate Junior Notes.
See Note 7 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
OTHER INCOME, NET

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Other income, net	$1,064	(61.5)%	$2,766	$4,997	(36.1)%	$7,824
% of net revenues	0.5%		1.6%	0.8%		1.4%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for both the three and nine-month periods ended June 27, 2008 as compared to the prior periods is due to declining interest rates in 2008.

PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
	June 27,		June 29,	June 27,		June 29,
(dollars in thousands)	2008	Change	2007	2008	Change	2007

Provision for income taxes	$1,737	45.5%	$1,194	$5,536	116.6%	$2,555
% of net revenues	0.8%		0.7%	0.9%		0.5%
In accordance with SFAS 109, “Accounting for Income Taxes”, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of June 27, 2008, we have maintained a valuation allowance of $126.2 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period.
Realization of benefits from our net operating losses is dependent upon generating U.S. source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
The provision for income taxes for the three and nine-month period ended June 27, 2008 consists of approximately $2.5 million and $6.0 million, respectively, of U.S. income taxes. Of the total U.S. income tax provision, $2.0 million and $4.7 million were recorded as a charge reducing the carrying value of goodwill for the three and nine-month periods ended June 27, 2008.
As noted in our Annual Report on Form 10-K, no benefit has been recognized in the Statement of Operations for certain deferred tax assets that were in existence in 2002. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the pre-Merger deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters. In addition, the provision for the three and nine-month periods ended June 27, 2008, consists of approximately $0.3 million and $0.5 million, respectively, of foreign income taxes incurred by foreign operations.
On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. SFAS 109, “Accounting for Income Taxes”, prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was $(0.2) million. In addition to the deferred taxes, the Company has accrued flat tax for the three and nine-month periods ended June 27, 2008 of $0.1 million and $0.2 million, respectively.
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, as of the beginning of fiscal year 2008. During the quarter ended June 27, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $0.6 million of previously unrecognized tax benefit, which impacted the effective tax rate as a discrete item during the quarter. In addition, $0.5 million of accrued interest related to this tax position was reversed during the quarter, resulting in a total year-to-date benefit for accrued interest of $0.4 million.
Of the total unrecognized tax benefits at June 27, 2008, none would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Nine-months Ended
(dollars in thousands)	June 27, 2008	June 29, 2007
Cash and cash equivalents at beginning of period	$241,577	$136,749
Net cash provided by operating activities	122,075	54,761
Net cash used in investing activities	(81,973)	(77,315)
Net cash provided by (used in) financing activities	(33,664)	39,000

Cash and cash equivalents at end of period	$248,015	$153,195

Cash and cash equivalent balances increased $6.4 million to $248.0 million at June 27, 2008 from $241.6 million at September 28, 2007. We generated $122.1 million in cash from operations during the nine month period ending June 27, 2008 which was offset by the retirement of $49.3 million of Junior Notes, capital expenditures of $51.8 million and expenditures on strategic acquisitions of $32.6 million. The number of days sales outstanding for the three-month period ended June 27, 2008 decreased to 72 from 85 for the corresponding period in the previous fiscal year. Annualized inventory turns for the three-month period ended June 27, 2008 were 5.4 compared to 5.1 for the corresponding period in the previous fiscal year.
During the nine-month period ended June 27, 2008, we achieved net income of $56.2 million. We experienced an increase in accounts payable balances of $12.8 million and incurred multiple non-cash charges (e.g., depreciation, amortization, charge in lieu of income tax expense, contribution of common shares to savings and retirement plans and share-based compensation expense) totaling $68.1 million. This was offset by an increase in inventories of $8.4 million, an increase in receivables of $1.9 million, and a decrease in other accrued liabilities of $5.3 million.
Cash used in investing activities for the nine-month period ended June 27, 2008 consisted of net sales of $2.5 million in auction rate securities and investments in demand-driven capital expenditures of $51.8 million primarily for fabrication and assembly and test capacity. In addition, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. Future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider additional future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the nine-month period ended June 27, 2008, consisted of the retirement of the remaining $49.3 million in Junior notes and repurchase of common stock of $1.7 million, offset by cash provided by stock option exercises of $16.9 million.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $1.9 million in future periods. Certain payments on long-term lease obligations resulting from facility closures and severance payments will be remitted in periods beyond fiscal 2008. We expect our existing sources of liquidity, together with cash expected to be generated from operations will be sufficient to fund these costs associated with the exit of our baseband product area.
Our invested cash balances primarily consist of highly rated commercial paper, United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, certificates of deposit and foreign bank obligations. At June 27, 2008, we also held a $3.2 million auction rate security which provides liquidity through a Dutch auction process. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions. Accordingly, in the first nine-month period of fiscal 2008, we recorded unrealized losses on this auction rate security of approximately $1.5 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets. We expect to continue to monitor the liquidity and accounting classification of this security in future periods.
Prospective Capital Needs
Based on our results of operations for fiscal 2007 and the first nine months of fiscal 2008 along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, purchase obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain enough capital to meet our capital needs on a timely basis or at all, our business and operations could be materially adversely affected.
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
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company does not expect the adoption of SFAS 160 to impact its results of operations or financial position because the Company does not have any minority interests.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any derivative instruments or participate in hedging activities and thus does not expect the adoption of SFAS 161 to have any impact on its results of operations or financial position.
FSP No. 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating FSP 142-3 and the impact that it may have on its Consolidated Financial Statements.
FSP No. APB 14-1
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 is expected to impact the Company’s accounting for its $200.0 million 2007 Convertible Notes. This FSP requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the FSP requires prior period interest expense recognition. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December

15, 2008. The Company is currently evaluating FSP APB 14-1 and the impact that it will have on its Consolidated Financial Statements. The Company is not required to adopt FSP APB 14-1 until the first quarter of fiscal 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, market rate and interest risks as described below:
Investment and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of June 27, 2008 consisted of $255.7 million in:

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$248.0
Restricted cash (time deposits and certificates of deposit)	6.0
Available for sale securities (auction rate securities)	1.7

Total	$255.7

The main objective of our investment activities is the preservation of investment capital. Credit risk associated with our investments is not significant as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
In general, our cash and cash equivalent investments have short-term maturity periods which dampen the impact of significant market or interest rate risk. We are, however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities carry a longer maturity period (contractual maturities exceed ten years). In fiscal 2008 we experienced a temporary unrealized loss on our investment in auction rate securities primarily caused by a disruption in the liquidity of the Dutch auction process which resets interest rates each month. We classified auction rate securities in prior periods as current assets under “Short Term Investments”. Given the failed auctions, the auction rate securities are effectively illiquid until there is a successful auction. Accordingly, the remaining auction rate securities balance has been reclassified to non-current other assets. However, we have the ability and intent to hold these investments until there is a full recovery of its fair value, which may be at maturity.
The U.S. sub-prime mortgage crisis and other recent credit-related issues have had widespread negative effects on global financial markets. The credit concerns and lack of liquidity in the short-term markets have reinforced our temporary investment bias toward government-backed securities and other high credit quality commercial paper and time deposits. If global credit markets continue to deteriorate, investments may be negatively impacted, particularly in the form of declining yields, which may impact future interest income.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. The Company incurred unrealized foreign exchange gains/(losses) of $0.3 million and $0.2 million for the three and nine-month period ended June 27, 2008 and $0.0 and $(0.1) million for the three and nine-month period ended June 29, 2007. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended September 28, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended June 27, 2008:

Maximum Number (or
Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
May 10, 2008	7,673	(1)	$8.48	N/A(2)	N/A(2)
June 13, 2008	3,907	(1)	$10.85	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock on May 10, 2008 and June 13, 2008, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.

Item 6. Exhibits

Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	— Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: August 6, 2008	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette

Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002