Form 10-K
period 2008-10-03
SKYWORKS SOLUTIONS INC
filed 2008-12-02
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2008
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2008) was approximately $1,144,736,590. The number of outstanding shares of the registrant’s common stock, par value, $0.25 per share as of November 21, 2008 was 165,764,093.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders to be filed on or before February 2, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 3, 2008

CAUTIONARY STATEMENT
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “potential”, “continue”, “estimates”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:
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
This Annual Report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we”, “our”, “ours” and “us” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the RF spectrum

•	EDGE (Enhanced Data rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G (third generation wireless services) mobile communications standard, being pursued in the People’s Republic of China by the CATT

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates in GSM systems by using the CDMA air interface instead of TDMA

•	WEDGE: an acronym for technology that supports both EDGE and WCDMA

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes
Skyworks, Breakthrough Simplicity, the star design logo, Helios, Intera and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.
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
We have aligned our product portfolio around two markets: mobile platforms and linear products. Our mobile platform solutions include highly customized PAs, FEMs, and integrated RF transceivers that are at the heart of many of today’s leading-edge multimedia handsets. Our primary customers for these products include top-tier handset manufacturers such as Sony Ericsson, Motorola, Samsung, LG Electronics and Research in Motion. In parallel, we offer over 900 different catalogue linear products to a highly diversified non-handset customer base. Our linear products are typically precision analog integrated circuits that target markets in cellular infrastructure, broadband networking, medical, automotive and industrial applications, among others. Representative linear products include synthesizers, mixers, switches, diodes and RF receivers. Our primary customers for linear products include Ericsson, Huawei, Cisco, Nokia-Siemens,
Alcatel ·Lucent, and ZTE, as well as leading distributors such as Avnet.
We are a leader in the PA and FEM market for cellular handsets, and plan to build upon our position by continuing to develop more highly integrated and higher performance products necessary for the next generation of multimedia handsets. Our competitors in the mobile platforms market include RF Micro Devices, Anadigics and TriQuint Semiconductor. In the linear products market, we plan to continue to grow by both expanding distribution of our standard components and by leveraging our core analog technologies to develop integrated products for specific customer applications. Our competitors in the linear products market include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
Skyworks Solutions, Inc., a Delaware corporation, was formed through the merger of the wireless business of Conexant Systems, Inc., and Alpha Industries, Inc., on June 25, 2002.
Headquartered in Woburn, Massachusetts, we have worldwide operations with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained in our website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s Internet website at www.sec.gov.
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
Second, and perhaps even more dramatic, is the convergence of multimedia-rich mobile platforms and the increasingly important role of multimode FEMs in the rapidly evolving wireless handset market — particularly as the industry shifts to 3G technology enabling applications such as Web browsing, video streaming, gaming, MP3 players and cameras. In fact, next generation EDGE, WEDGE and WCDMA wireless platforms will soon become the majority of the more than one billion cellular phones the industry is expected to produce annually. With this accelerating trend, the complexity in the FEM increases as each new operating frequency band requires additional amplifier, filtering and switching content to support:
•	backward compatibility to existing networks,

•	simultaneous transmission of voice and data,

•	international roaming, and

•	broadband functionality to accommodate music, video, data, and other multimedia features.

Convergence of Multimedia in Mobile Platforms
Further, given constraints on handset size and power consumption, these complex modules must remain physically small, energy efficient and cost effective, while also managing an unprecedented level of potential signal interference within the handset. As a result, addressable semiconductor content within the transmit and receive chain portion of the cellular handset is expected to more than double over the next several years, creating an incremental market opportunity measured in billions of dollars during that time.
Meanwhile, outside of the handset market, wireless technologies are rapidly proliferating as they tend to be the critical link between the analog and digital worlds. Precision analog technology allows for the detection, measurement, amplification and conversion of temperature, pressure and audio information into the digital realm. According to independent market research, the total available market for the analog semiconductor segment is expected to approach $45 billion in 2011. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified among various end-markets, customer bases and applications.

Select Analog End Markets
SKYWORKS’ STRATEGY
Skyworks’ vision is to become the leading supplier of high performance analog and mixed signal semiconductors enabling mobile connectivity. Key elements in our strategy include:
Diversifying into Adjacent Linear Markets of Skyworks
By leveraging core analog, mixed signal and RF technology, Skyworks is also able to deliver solutions to broader and diverse markets that are characterized by longer product lifecycles, sustained revenue profiles and higher contribution margins than our handset business. While the addressable market for linear products is highly fragmented, it is significantly larger than the cellular handset RF industry.
Expanding Power Amplifier and Front-End Solutions Market Share
Our products offer customers solutions that significantly speed time-to-market while significantly reducing bill of material costs, power consumption and footprints. We plan to increase our current worldwide market share position through higher levels of integration and continued innovation, leveraging our leading–edge process and packaging technologies.
Capturing Increasing Dollar Content in Third and Fourth Generation Applications
As the industry migrates to multi-mode EDGE, WEDGE, WCDMA and WiMAX architectures, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result, we believe the addressable market for our solutions will more than double over the next several years.

Partnering with the World’s Leading Baseband Suppliers
As a result of exiting the baseband business at the end of fiscal 2006, we are now effectively partnering with, rather than competing against, system-level developers. We believe these strategic relationships will enhance our competitive position as the market migrates to 3G multimode and system-on-a-chip architectures where best-in-class baseband, radio and front-end solutions are increasingly required.
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
BUSINESS FRAMEWORK
We have aligned our product portfolio around two markets: mobile platforms and linear products.

PRODUCT OVERVIEW

Mobile Platforms	Linear Products
CDMA Power Amplifiers	Amplifiers
GSM/GPRS/EDGE Power Amplifiers	Attenuators
Helios™ Radio Solutions	Diodes
Intera™ EDGE/WEDGE Front-End Modules	Directional Couplers/Detectors
TD-SCDMA Power Amplifiers	Infrastructure RF Subsystems
WCDMA Power Amplifiers	Mixers/Demodulators
WiMax Power Amplifiers and Front-End Modules	Switches
Synthesizers / PLLs
Technical Ceramics
Mobile Platforms:
•	Front-End Modules (FEM): power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Power Amplifiers (PA): the module that strengthens the signal so that it has sufficient energy to reach a base station

•	Helios™ Radio Solutions: combines the transceiver, the PA and associated controller, surface acoustic wave (SAW) filters, and a switchplexer into a single, multi chip module (MCM) package
Linear Products:
•	Attenuators: A circuit that allows a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Ceramic: material used in semiconductors which contain transition metal oxides that are II-VI semiconductors, such as zinc-oxide

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Coupler: a transmission coupling device for separately sampling the forward or backward wave in a transmission line

•	Directional Detector: intended for use in power management applications

•	PLL (Phase-Locked Loop): is a closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Switch: the component that performs the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizer: designed for tuning systems and is optimized for low-phase noise with comparison frequencies
We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios in the industry.

THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad front-end module, multimode radio and precision analog product portfolio
•	Market leadership in key product segments
•	Solutions for key air interface standards, including CDMA2000, GSM/GPRS/EDGE, WCDMA, WLAN and WiMAX
•	Engagements with a diverse set of top-tier customers
•	Analog, RF and mixed signal design capabilities
•	Access to key process technologies: GaAs HBT, PHEMT, BiCMOS, SiGE, CMOS and RF CMOS
•	World-class manufacturing capabilities and scale
•	Higher level of customer service and technical support
•	Commitment to technology innovation, including leveraging of Skyworks’ broad intellectual property portfolio
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
We maintain an internal marketing organization that is responsible for developing sales and advertising literature, print media, such as product announcements and catalogs, as well as a variety of Web-based content. Skyworks’ sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of a new program. This relationship allows our team to facilitate customer-driven solutions, which leverage the unique strength of our product portfolio while providing high value and greatly reducing time-to-market.
We believe that the technical and complex nature of our products and markets demand an extraordinary commitment to maintain intimate ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, purchasing and project management. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.
We believe that maintaining frequent and interactive contact with our customers is paramount to our continuous efforts to provide world-class sales and service support. By listening and responding to feedback, we are able to mobilize resources to raise the level of customer satisfaction, improve our ability to anticipate future product needs, and enhance our understanding of key market dynamics. We are confident that diligence in following this path will position Skyworks to participate in numerous opportunities for growth in the future.
REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers for each of the last three fiscal years, see Note 17 of Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
We own or are licensed under numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes, and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms and processes. We cannot guarantee that these efforts will meaningfully protect our intellectual property, and others may independently develop substantially equivalent proprietary technologies, devices, algorithms or processes. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore, in our linear products business, we seek to generate high gross margin revenue through the sale and license of non-core intellectual property, and we on occasion purchase intellectual property to support our core business. Due to rapid technological changes in the industry, we believe that establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.
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
Current and potential competitors also have established or may establish financial or strategic relationships among themselves or with our customers, resellers, suppliers or other third parties. These relationships may affect our customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We might not be able to compete successfully against current and potential competitors.
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. Our design centers are located around the world to take advantage of key technical and engineering talent worldwide. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies. Our research and development expenditures for fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 were $146.0 million, $126.1 million, and $164.1 million, respectively.
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

BACKLOG
Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date is not a reliable indicator of our future revenue levels. We also maintain Skyworks-owned finished goods inventory at certain customer “hub” locations. We do not recognize revenue until these customers consume the Skyworks-owned inventory from these hub locations.
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
SEASONALITY
Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as mobile handsets. The highest demand for our mobile handset products generally occurs in the last calendar quarter ending in December. The lowest demand for our mobile handset products generally occurs in the first calendar quarter ending in March.
GEOGRAPHIC INFORMATION
For information regarding net revenues by geographic region for each of the last three fiscal years, see Note 17 of Item 8 of this Annual Report on Form 10-K. Risks attendant to our foreign operations are discussed in Item 1A-Risk Factors.
EMPLOYEES
As of October 3, 2008, we employed approximately 3,300 persons. Approximately 500 of our employees in Mexico are covered by collective bargaining agreements.
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations, financial condition or results from operations.
We operate in the highly cyclical wireless communications semiconductor industry, which is subject to significant downturns.
We operate primarily in the wireless semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Recently, deteriorating economic conditions worldwide, together with other factors such as the unprecedented volatility of the financial markets and liquidity concerns, make it difficult for our customers and for us to accurately forecast and plan future business activities. If such uncertainty and economic weakness continues, the market for wireless semiconductor products is likely to contract and, as a result, our business, financial condition and results of operations for our current fiscal year would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand, manufacturing overcapacity, excess inventory levels and accelerated erosion of average selling prices. Furthermore, downturns in the wireless semiconductor industry may be prolonged and any extended delay or failure of the wireless semiconductor market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

We have incurred substantial operating losses in the past and may experience future losses.
In the past, weak global economic conditions have led to a slowdown in customer orders, an increase in the number of cancellations and reschedulings of backlog, and higher overhead costs as a percentage of our reduced net revenue. These factors contributed to operating losses for our business in the past. Additionally, we have incurred operating losses in connection with the restructuring of our business; for example, we had operating losses of $66.3 million during fiscal year 2006 in connection with the exit of our baseband product area. While we had positive operating results during fiscal years 2007 and 2008, we may experience future losses as a result of a significant downturn in the economy, as a result of corporate restructuring activities, as a result of market factors beyond our control or as a result of a combination of the foregoing.
Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control.
These factors include, among others:
•	changes in end-user demand for the products (principally cellular handsets) manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of materials and services from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customers,

•	our ability to continue to generate revenues by licensing and/or selling non-core intellectual property, and

•	intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property.
The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.
Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the recent unprecedented volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	our performance and prospects,

•	the performance and prospects of our major customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates or buy/sell recommendations by analysts, and

•	domestic and international political conditions.
Public stock markets have recently experienced extreme price and trading volume volatility. This volatility has significantly and negatively affected the market prices of securities of many technology companies, including the market price of our common stock. These broad market fluctuations may further materially and adversely affect the market price of our common stock in future periods.
In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. Our Company has been, and in the future may be, the subject of commentary by financial news media. Such commentary may contribute to volatility in our stock price. If our operating results do not meet the expectations of securities analysts, the financial news media or investors, our stock price may decline, possibly substantially over a short period of time.
The wireless semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are very competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share, including RF Micro Devices, Anadigics and TriQuint Semiconductor. As we continue to expand in the linear products markets, we will compete with companies in other industries, including Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
•	rapid time-to-market and product ramp,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product price,

•	features available in products,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to and protection of intellectual property, and

•	maintaining access to raw materials, supplies and services at a competitive cost.
We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:
•	long presence in key markets,
•	brand recognition,

•	high levels of customer satisfaction,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.
Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
Our success depends upon our ability to develop new products and reduce costs in a timely manner.
The wireless communications semiconductor industry generally and, in particular, the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration, increased miniaturization, reduced power consumption and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including:
•	the ability to anticipate customer and market requirements and changes in technology and industry standards,

•	the ability to obtain capacity sufficient to meet customer demand,

•	the ability to define new products that meet customer and market requirements,

•	the ability to complete development of new products and bring products to market on a timely basis,

•	the ability to differentiate our products from offerings of our competitors,

•	overall market acceptance of our products,

•	the length of time that a particular product is in demand, and

•	the ability to obtain adequate intellectual property protection for our new products.

Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems, or IT Systems.
We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure you that we will be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance or that we will be able to anticipate new industry standards and technological changes. We also cannot assure you that we will be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers requirements, our business and results of operations would be materially and adversely harmed.
In addition, prices of many of our products decline, sometimes significantly, over time. We cannot assure you that our products will not become obsolete earlier than planned or have life cycles long enough to allow us to recoup the cost of our investment in designing such products. Accordingly, we believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure you that we will be able to continue to reduce the cost of our products to remain competitive.
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
Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse affect on our business. In addition, although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are capped at significant amounts, or are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, or other obligations under customer contracts, which may adversely impact our operating results. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades such as the conversion to a 6” wafer manufacturing line currently in process at our Newbury Park, California facility. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure you that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.
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
We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:
•	the lack of wafer supply, potential wafer shortages and higher wafer prices,

•	limited control over delivery schedules, manufacturing yields, production costs and quality assurance, and

•	the inaccessibility of, or delays in obtaining access to, key process technologies.
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
Although we own and operate a test and assembly facility, we still depend on subcontractors to package, assemble and test certain of our products at cost-competitive rates. We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations. We are continuing to develop relationships with additional third-party subcontractors to assemble and test our products. However, even if we use these new subcontractors, we will continue to be subject to all of the risks described above.
We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components can result in tighter supplies. We cannot assure you that our suppliers will be able to meet our delivery schedules, that we will not lose a significant or sole supplier, that a supplier will be able to meet performance and quality specifications or that we will be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules, or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. If we were to lose this sole source of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.
Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. Sales to our three largest OEM customers in fiscal 2008, Sony Ericsson Mobile Communication AB (SEMC), Samsung, and Asian Information Technology, Inc. (AIT), including sales to their manufacturing subcontractors (in the case of SEMC and Samsung), represented approximately 40% of our net revenues for fiscal 2008.
If we are unable to attract and retain qualified personnel to contribute to the design, development, manufacture and sale of our products, we may not be able to effectively operate our business.
As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we cannot assure you that we will be able to attract and retain qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
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
Our sales are typically made pursuant to individual purchase orders and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have rights to return unsold products if the product is defective. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.
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
In addition, if another supplier to one of our customers, or a customer of ours itself, were found to be infringing upon the intellectual property rights of a third party, the supplier or customer could be ordered to cease the manufacture, import, use, sale or offer for sale of its infringing product(s) or process (es), either of which could result, indirectly, in a decrease in demand from our customers for our products. If such a decrease in demand for our products were to occur, it could have an adverse impact on our operating results.
Many of our products incorporate technology licensed or acquired from third parties. If licenses to such technology are not available on commercially reasonable terms and conditions, our business could be adversely affected.
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions, and we cannot otherwise integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.
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
A substantial majority of our net revenues are derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, increased import or export controls and tariffs),
•	changes in, or non-compliance with, legal or regulatory import/export requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,
•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	tax laws,

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction, and

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.
In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. We cannot assure you that the capital required to fund these investments and acquisitions will be available in the future.
Our leverage and our debt service obligations may adversely affect our cash flow.
On October 3, 2008, we had total indebtedness of approximately $187.6 million, which represented approximately 17.3% of our total capitalization. After the close of fiscal year 2008, we retired $40.5 million in aggregate principal amount of our 1.25% and 1.50% convertible notes. Although our cash and cash equivalents balance currently exceeds our total indebtedness, we have long term debt obligations that mature in 2010 and 2012, and we may require additional financing prior to such dates in order to allow us to sufficiently fund our research and development, capital expenditures, acquisitions, working capital and other cash requirements, particularly if our short-term revolving credit facility were not renewed.
Our indebtedness could have significant negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions,

•	limiting our ability to obtain additional financing,

•	requiring the dedication of a portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.
Despite our current debt levels, we believe we are able to incur substantially more debt, which would increase the risks described above.
Accounting Rule Changes for Certain Convertible Debt Instruments Will Alter Trends Established in Previous Periods
In May, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Specifically, it will significantly increase the non-cash interest expense associated with our existing 1.25% and 1.50% convertible notes, and previously held 4.75% convertible notes including interest expense in prior periods. The exact impact of this proposal to the Company’s financial statements is currently being evaluated. The Company is not required to adopt FSP APB 14-1 until the first quarter of fiscal 2010.

Remaining competitive in the semiconductor industry requires transitioning to smaller geometry process technologies and achieving higher levels of design integration.
In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.
Increasingly stringent environmental laws, rules and regulations may require us to redesign our existing products and processes, and could adversely affect our ability to cost-effectively produce our products.
The electronics industry has been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive now requires that certain substances be removed from all electronics components. Removing such substances requires the expenditure of additional research and development funds to seek alternative substances, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 17 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Irvine, California	Leased	144,200	Office space and design center
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Adamstown, Maryland	Owned	146,100	Manufacturing and office space
Cedar Rapids, Iowa	Leased	28,500	Design center
Mexicali, Mexico	Owned	380,000	Assembly and test facility
ITEM 3. LEGAL PROCEEDINGS.
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
From time to time we are a party in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that will have, individually or in the aggregate, a material adverse effect on our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the quarter ended October 3, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 24, 2008, was approximately 30,915.

	High	Low

Fiscal year ended October 3, 2008:

First quarter	$9.36	$8.01
Second quarter	9.03	6.71
Third quarter	11.20	7.28
Fourth quarter	10.85	7.47

Fiscal year ended September 28, 2007:

First quarter	$7.86	$5.06
Second quarter	7.48	5.67
Third quarter	7.47	5.69
Fourth quarter	9.44	6.93

Skyworks has not paid cash dividends on its common stock and we do not anticipate paying cash dividends in the foreseeable future. Our expectation is to retain all of our future earnings, if any, to finance future growth.
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended October 3, 2008:

						Maximum Number
						(or Approximately
				Total Number of		Dollar Value) of
				Shares Purchased		Shares that May
				as Part of Publicly		Yet Be Purchased
	Total Number of		Averaged Price	Announced Plans		Under the Plans or
Period	Shares Purchased		Paid per Share	or Programs		Programs
August 4, 2008	894	(1)	$9.17	N/A	(2)	N/A (2)
August 20, 2008	1,985	(1)	$9.30	N/A	(2)	N/A (2)
August 21, 2008	281	(1)	$9.12	N/A	(2)	N/A (2)
September 18, 2008	3,579	(1)	$8.45	N/A	(2)	N/A (2)
September 29, 2008	34,508	(1)	$8.04	N/A	(2)	N/A (2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock on August 4, 2008, August 20, 2008, August 21, 2008, September 18, 2008, and September 29, 2008, respectively, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	Skyworks has no publicly announced plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008, and fiscal years 2007 and 2006 each consisted of 52 weeks and ended on September 28, 2007 and September 29, 2006, respectively. The following balance sheet data and statements of operations data for the five years ended October 3, 2008 were derived from our audited consolidated financial statements. Consolidated balance sheets at October 3, 2008 and at September 28, 2007, and the related consolidated statements of operations and cash flows for each of the three years in the period ended October 3, 2008, and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(In thousands except per share data)	2008 (6)	2007 (6)	2006 (6)	2005	2004
Statement of Operations Data:
Net revenues	$860,017	$741,744	$773,750	$792,371	$784,023

Cost of goods sold (1)	517,054	454,359	511,071	484,599	470,807

Gross profit	342,963	287,385	262,679	307,772	313,216

Operating expenses:

Research and development	146,013	126,075	164,106	152,215	152,633

Selling, general and administrative (2)	100,007	94,950	135,801	103,070	97,522

Amortization of intangible assets (3)	6,005	2,144	2,144	2,354	3,043

Restructuring and special charges (4)	567	5,730	26,955	—	17,366

Total operating expenses	252,592	228,899	329,006	257,639	270,564

Operating income (loss)	90,371	58,486	(66,327)	50,133	42,652

Interest expense	(7,330)	(12,026)	(14,797)	(14,597)	(17,947)

Loss on early retirement of convertible debt (5)	(6,836)	(564)	—	—	—

Other income, net	5,983	10,874	8,350	5,453	1,691

Income (loss) before income taxes	82,188	56,770	(72,774)	40,989	26,396

Provision (benefit) for income taxes (7)	(28,818)	(880)	15,378	15,378	3,984

Net income (loss)	$111,006	$57,650	$(88,152)	$25,611	$22,412

Per share information:

Net income (loss), basic	$0.69	$0.36	$(0.55)	$0.16	$0.15

Net income (loss), diluted	$0.68	$0.36	$(0.55)	$0.16	$0.15

Balance Sheet Data:
Working capital	$345,916	$316,494	$245,223	$337,747	$282,613

Total assets	1,236,099	1,189,908	1,090,496	1,187,843	1,168,806

Long-term liabilities	143,143	206,338	185,783	237,044	235,932

Stockholders’ equity	944,216	786,347	729,093	792,564	751,623

(1)	In the fourth quarter of fiscal 2006, we recorded $23.3 million of inventory charges and reserves primarily related to the exit of our baseband product area.

(2)	In the fourth quarter of fiscal 2006, we recorded bad debt expense of $35.1 million. Specifically, we recorded charges related to two customers: Vitelcom Mobile and an Asian component distributor.

(3)	The increase in amortization expense in fiscal 2008 is due to the acquisitions completed in October 2007 and the associated amortizable customer relationships, patents, order backlog, foundry services agreement and developed technology that were acquired. During fiscal 2008, the base of our amortizable intangible assets increased by approximately $13.2 million.

(4)	In fiscal 2008, we recorded restructuring and other special charges of $0.6 million related to lease obligations associated with the closure of certain locations associated with the baseband product area.

In fiscal 2007, we recorded restructuring and other special charges of $4.9 million related to the exit of the baseband product area. These charges consist of $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area. We also recorded an additional approximate $0.8 million charge in restructuring reserves. This charge consists of a single lease obligation that expires in 2008.

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

(5)	In the fourth quarter of fiscal 2008, we recorded approximately $5.8 million of premium in excess of par value and $1.0 million of deferred financing costs relating to the early retirement of $62.4 million of 1.25% and 1.50% convertible subordinated notes.

(6)	Fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006 included $23.2 million, $13.7 million and $14.2 million, respectively, of share-based compensation expense due to the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Fiscal year ended October 3, 2008 includes share-based compensation expense of approximately $3.0 million, $8.7 million and $11.5 million in cost of goods sold, research and development expense, and selling, general and administrative expense, respectively. Fiscal year ended September 28, 2007 includes share-based compensation expense of approximately $1.3 million, $5.6 million and $6.8 million in cost of goods sold, research and development expense, and selling, general and administrative expense, respectively, and fiscal year ended September 29, 2006 includes share-based compensation expense of approximately $2.2 million, $6.3 million and $5.7 million in cost of goods sold, research and development expense and selling, general and administrative expense, respectively.

(7)	Based on the Company’s evaluation of the realizability of its United States net deferred tax assets through the generation of future taxable income, $40.0 million and $14.2 million of the Company’s valuation allowance was reversed at October 3, 2008 and September 28, 2007, respectively. For fiscal 2008, the amount reversed consisted of $36.4 million recognized as income tax benefit, and $3.6 million recognized as a reduction to goodwill. For fiscal 2007, the amount reversed consisted of $1.7 million recognized as income tax benefit, and $12.5 million recognized as a reduction to goodwill.
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
BUSINESS FRAMEWORK
We have aligned our product portfolio around two markets: mobile platforms and linear products. Our mobile platform solutions include highly customized PAs, FEMs, and integrated RF transceivers that are at the heart of many of today’s leading-edge multimedia handsets. Our primary customers for these products include top-tier handset manufacturers such as Sony Ericsson, Motorola, Samsung, LG Electronics and Research in Motion. In parallel, we offer over 900 different catalogue linear products to a highly diversified non-handset customer base. Our linear products are typically precision analog integrated circuits that target markets in cellular infrastructure, broadband networking, medical, automotive and industrial applications, among others. Representative linear products include synthesizers, mixers, switches, diodes and RF receivers. Our primary customers for linear products include Ericsson, Huawei, Cisco, Nokia-Siemens, Alcatel ·Lucent and ZTE, as well as leading distributors such as Avnet.
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
BASIS OF PRESENTATION
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008. The extra week occurred in the fourth quarter and the Company does not believe it had a material impact on its results from operations. Fiscal years 2007 and 2006 each consisted of 52 weeks and ended on September 28, 2007 and September 29, 2006, respectively.
RESULTS OF OPERATIONS
YEARS ENDED OCTOBER 3, 2008, SEPTEMBER 28, 2007, AND SEPTEMBER 29, 2006
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.1	61.3	66.1

Gross margin	39.9	38.7	33.9
Operating expenses:
Research and development	17.0	17.0	21.2
Selling, general and administrative	11.6	12.8	17.6
Amortization of intangible assets	0.7	0.3	0.3
Restructuring and special charges	0.1	0.8	3.5

Total operating expenses	29.4	30.9	42.6

Operating income (loss)	10.5	7.8	(8.7)
Interest expense	(0.9)	(1.6)	(1.9)
Loss on early retirement of convertible debt	(0.8)	(0.1)	—
Other income, net	0.7	1.5	1.1

Income (loss) before income taxes	9.5	7.6	(9.5)
Provision (benefit) for income taxes	(3.4)	(0.1)	2.0

Net income (loss)	12.9%	7.7%	(11.5)%

GENERAL
During fiscal 2008, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
▪	We increased revenues by $118.3 million, a 15.9% increase for the fiscal year ended October 3, 2008, as compared to fiscal year 2007. This revenue growth was principally due to the ramp of new mobile platforms products, the addition of new customers, our entrance into new, adjacent markets and the expansion of our market share in increasingly complex front-end modules at our existing customers.

▪	We generated $173.7 million in cash from operations for fiscal 2008 as compared to $84.8 million in fiscal 2007. At October 3, 2008, we had $231.1 million in cash, cash equivalents and restricted cash.

▪	We increased gross profit by $55.6 million in the fiscal year ended October 3, 2008 as compared to fiscal year 2007, reflecting a gross profit margin of 39.9%, principally the result of a more favorable revenue mix, higher equipment efficiencies at our factories, progress on yield improvement initiatives, and year-over-year material cost reductions.

▪	We increased operating income to $90.4 million for fiscal 2008, as compared to operating income of $58.5 million in fiscal 2007. This 54.5% increase in operating income was primarily the result of increases in revenues of 15.9%, gross margin improvements driven by the yield improvement initiatives discussed above, equipment efficiencies, and year-over-year material cost reductions, partially offset by higher operating expenses.

▪	In October 2007, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents from another company in an asset acquisition.

▪	In November 2007, we retired the entire $49.3 million balance of our 4.75% convertible notes and in the process reduced the related potential dilution of stockholder ownership. In September 2008, we also retired $62.4 million of our 1.25% and 1.50% convertible subordinated notes thereby further reducing related potential dilution of stockholder ownership by approximately 6.6 million shares.
NET REVENUES

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Net revenues	$860,017	15.9%	$741,744	(4.1)%	$773,750
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
Overall revenues in fiscal 2008 increased by $118.3 million, or 15.9%, from fiscal 2007. This revenue growth was principally due to the ramp of new mobile platform products, the addition of new mobile platform customers, diversification into new, adjacent markets and the expansion of our market share in increasingly complex front-end modules at our existing customers. Net revenues from our top three customers decreased to 43.5% for the fiscal year ended October 3, 2008 as compared to 48.5% for the corresponding period in the prior year, reflecting continued

expansion of our customer base. Average selling prices declined 6.6% year over year compared to a decline of 8.1% in the prior year.
Overall revenues in fiscal 2007 declined by $32.0 million, or 4.1%, from fiscal 2006 due to the exit of our baseband product area at the end of fiscal year 2006. Revenues from our mobile platforms and linear product areas remained relatively unchanged over that same period. We experienced a more favorable product mix in fiscal 2007 which was offset by a decline in average selling prices of 8.1%.
For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 17 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Gross profit	$342,963	19.3%	$287,385	9.4%	$262,679
% of net revenues	39.9%		38.7%		33.9%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
Gross profit as a percentage of net revenues improved to 39.9% in fiscal year 2008, from 38.7% in fiscal year 2007, and was principally the result of a more favorable revenue mix. Additionally, gross profit margin improved as a result of higher equipment efficiencies at all of our factories as our established hybrid manufacturing model with multiple external foundries allows us to maintain high internal capacity utilization by using second-sources for high fixed cost services like foundry and assembly. This approach provides supply chain flexibility, lower capital investment, the ability to meet upside demand and provides cost advantages. Furthermore, yield improvements and year-over-year material cost reductions along with the increased overall revenue contributed to the gross profit and margin improvement in both aggregate dollars and as a percentage of sales. In fiscal year 2008, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.
Gross profit as a percentage of net revenues improved to 38.7% in fiscal year 2007, from 33.9% in fiscal year 2006, as higher gross profit margin mobile platforms and linear products became a greater percentage of our overall net revenues since we exited the lower margin baseband product area at the end of fiscal 2006. Additionally, inventory related charges recorded in fiscal 2006 related to the exit of our baseband product area did not recur in fiscal 2007. Furthermore, we improved absorption as our factory utilization increased and we experienced improved overall yields and greater equipment efficiency. Finally, we benefited from higher contribution margins received from the licensing and sale of intellectual property in fiscal year 2007 as compared to fiscal year 2006.
RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Research and development	$146,013	15.8%	$126,075	(23.2)%	$164,106
% of net revenues	17.0%		17.0%		21.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, and design and test tool costs.
The increase in research and development expenses in aggregate dollars for fiscal year 2008 when compared to fiscal year 2007 is principally attributable to increased labor and benefit costs and increases in elot and mask expenditures and variable materials and supplies expenses as we continued to invest in new product developments in both our mobile platforms and linear product areas.

The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues in fiscal year 2007 when compared to fiscal year 2006 is predominantly attributable to decreased labor and benefit costs as a result of the workforce reductions associated with the exit of our baseband product area at the end of fiscal 2006. In addition, efficiencies were achieved in the utilization of outside services, fixed materials and supplies, rent costs, relocation costs, business travel and hardware/software costs. The reductions in the labor intensive research and development costs associated with the exit of our baseband product area enabled us to refocus, enhance and target our research and development spending on our higher growth core product areas in fiscal year 2007.
SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Selling, general and administrative	$100,007	5.3%	$94,950	(30.1)%	$135,801
% of net revenues	11.6%		12.8%		17.6%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales representative commissions, advertising, marketing and other costs.
Selling, general and administrative expenses increased in aggregate dollars for fiscal year 2008 as compared to fiscal year 2007, primarily due to higher share-based compensation expense, higher incentive compensation costs and higher sales commissions. Selling, general and administrative expenses as a percentage of net revenues decreased for fiscal 2008, as compared to fiscal 2007, as a result of the overall increase in net revenues along with selling, general and administrative costs increasing at a lower rate than the revenue growth rate.
Selling, general and administrative expenses decreased in aggregate dollars and as a percentage of revenues for fiscal year 2007 as compared to fiscal year 2006 primarily due to our recording of $35.1 million in bad debt expense in the fourth quarter of fiscal 2006 as we exited our baseband product area. In addition, we incurred lower sales commissions and professional fees in fiscal 2007.
AMORTIZATION OF INTANGIBLE ASSETS

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Amortization	$6,005	180.1%	$2,144	0.0%	$2,144
% of net revenues	0.7%		0.3%		0.3%
The increase in amortization expense during the fiscal year ended October 3, 2008 as compared to fiscal 2007 is due to the acquisitions completed in October 2007 and the associated amortizable customer relationships, patents, order backlog, foundry services agreement and developed technology that were acquired. In fiscal 2008, the gross of our amortizable intangible assets increased by approximately $13.2 million.
In 2002, we recorded $36.4 million of intangible assets consisting of developed technology, customer relationships and a trademark acquired by the Company. These assets are principally being amortized on a straight-line basis over a 10-year period. Amortization expense in fiscal 2007 and 2006 primarily represents the amortization of these intangible assets.
For additional information regarding goodwill and intangible assets, see Note 7 of Item 8 of this Annual Report on Form 10-K.

RESTRUCTURING AND SPECIAL CHARGES

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Restructuring and special charges	$567	(90.1)%	$5,730	(78.7)%	$26,955
% of net revenues	0.1%		0.8%		3.5%
Restructuring and special charges consist of charges for asset impairments and restructuring activities, as follows:
On September 29, 2006, the Company exited its baseband product area in order to focus on its mobile platforms and linear product areas. The Company recorded various charges associated with this action.
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
During the fourth quarter of fiscal 2008, additional restructuring charges of $0.6 million were recorded relating to lease obligations due to the closure of certain locations that formerly supported the baseband product area.
For additional information regarding restructuring charges and liability balances, see Note 15 of Item 8 of this Annual Report on Form 10-K.
INTEREST EXPENSE

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Interest expense	$7,330	(39.0)%	$12,026	(18.7)%	$14,797
% of net revenues	0.9%		1.6%		1.9%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense for the fiscal year ended October 3, 2008 as compared to fiscal 2007 in aggregate dollars and as a percentage of net revenues is due to the retirement of the remaining $49.3 million of higher interest rate Junior Notes during the first quarter of fiscal 2008 and the early retirement of $62.4 million of the Company’s 2007 Convertible Notes in the fourth quarter of fiscal 2008.
The decrease in interest expense both in aggregate dollars and as a percentage of net revenues for fiscal 2007, when compared to fiscal 2006, is primarily due to the retirement of $130.0 million of our higher interest rate Junior Notes coupled with the issuance of the substantially lower interest rate 2007 Convertible Notes in March 2007.

For additional information regarding our borrowing arrangements, see Note 8 of Item 8 of this Annual Report on Form 10-K.
LOSS ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Loss on early retirement of convertible debt	$6,836	1112.1%	$564	N/A	$—
% of net revenues	0.8%		0.1%		—
In September 2008, we retired $50.0 million and $12.4 million of our 2007 Convertible Notes due in 2010 and 2012, respectively. We recorded a loss of $6.8 million during the three months and fiscal year ended October 3, 2008 related to the early retirement of these notes. Approximately $5.8 million of this charge represents a premium paid to retire the notes and $1.0 million of the charge represents a write-off of deferred financing costs.
OTHER INCOME, NET

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

Other income, net	$5,983	(45.0)%	$10,874	30.2%	$8,350
% of net revenues	0.7%		1.5%		1.1%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for the fiscal year ended October 3, 2008 as compared to fiscal 2007 is due to an overall decline in interest income on invested cash balances due to lower interest rates in fiscal 2008.
The increase in other income, net between fiscal 2007 and fiscal 2006 is primarily due to an increase in interest income on invested cash balances as a result of increased interest rates and higher invested cash balances.
(BENEFIT) PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	October 3,		September 28,		September 29,
(dollars in thousands)	2008	Change	2007	Change	2006

(Benefit) Provision for income taxes	$(28,818)	3174.8%	$(880)	(105.7)%	$15,378
% of net revenues	3.4%		0.1%		2.0%
Income tax (benefit) for fiscal 2008 was $(28.8) million as compared to $(0.9) million benefit for fiscal 2007. Income tax (benefit) expense for fiscal 2008 and fiscal 2007 consists of approximately $(28.2) million and $(2.2) million, respectively, of United States income tax benefit. The fiscal 2008 benefit of $(28.2) million is due to a $(36.4) million reduction in the valuation allowance related to the partial recognition of future tax benefits on United States federal and state net operating loss and credit carryforwards, U.S. income tax expense of $1.2 million, and a charge in lieu of tax expense of $7.0 million. The charge in lieu of tax expense resulted from a partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill. The fiscal 2007 United States income tax (benefit) of $(2.2) million is due to a $(1.7) million reduction in the valuation allowance related to the partial recognition of future tax benefits on United States federal and state net operating carryforwards and the reversal of $(0.5) million of tax reserve no longer required. The income tax provision for fiscal 2006 was comprised of a favorable adjustment of $(0.1) million between fiscal 2005’s tax provision and tax return liability, and foreign tax expense of $15.5 million.

The provision (benefit) for foreign income taxes for fiscal 2008, 2007, and 2006 was $(0.6) million, $1.3 million, and $15.5 million, respectively. The foreign tax benefit for fiscal 2008 included a reversal of $(1.0) million of reserves for tax uncertainties that are no longer required. Foreign tax expense for fiscal 2006 included a one time charge of $14.6 million to write off a deferred tax asset as a result of reorganizing our Mexico business.
In accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS 109”) management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of October 3, 2008, we have established a valuation allowance of $82.9 million of which $81.6 million relates to our United States deferred tax assets and $1.3 million relates to our foreign operations.
Realization of the Company’s deferred tax assets is dependent upon generating taxable income in the future. The Company considered several factors in evaluating the Company’s capacity to generate future earnings. Skyworks has produced a strong earnings trend generating cumulative earnings of $66.2 million in fiscal years 2006 through 2008. In addition, 2008 revenue increased 15.9% over 2007 and gross profit as a percentage of sales has improved in the last three years. Based on the aforementioned positive factors, Skyworks projected future earnings to determine the realizability of our income tax benefit. Our projections considered the business uncertainty resulting from the current economic crisis, market forecasts and the cyclical nature of our business. Based on the Company’s evaluation of the realizability of its net deferred tax assets through the generation of future income, $40.0 million of the Company’s valuation allowance was reversed at October 3, 2008. The amount reversed consisted of $36.4 million recognized as income tax benefit, and $3.6 million recognized as a reduction to goodwill. The remaining valuation allowance as of October 3, 2008 is $82.9 million. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets will be accounted for as follows: approximately $71.4 million will be recognized as an income tax benefit, $7.6 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $327.2 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of October 3, 2008.
No provision has been made for United States, state, or additional foreign income taxes related to approximately $8.9 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
On September 29, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The provisions of FIN 48 will be applied to all income tax provisions commencing from that date.
During the year ended October 3, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $1.0 million of previously unrecognized tax benefit, including accrued interest on our tax position which impacted the effective tax rate as a discrete item. Including this reversal, total year-to-date accrued interest related to the Company’s unrecognized tax benefits was a benefit of $0.4 million.
Of the total unrecognized tax benefits at October 3, 2008, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months.

On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. SFAS 109 prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was $(0.2) million. In addition to the deferred taxes, the Company has accrued flat tax for the year ended October 3, 2008 of $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	October 3,	September 28,	September 29,
(dollars in thousands)	2008	2007	2006

Cash and cash equivalents at beginning of period	$241,577	$136,749	$116,522

Net cash provided by operating activities	173,678	84,778	27,226
Net cash provided by (used in) investing activities	(94,959)	(20,146)	42,383
Net cash provided by (used in) financing activities	(95,192)	40,196	(49,382)

Cash and cash equivalents at end of period	$225,104	$241,577	$136,749

FISCAL 2008
Based on our results of operations for fiscal 2008, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances decreased $16.5 million to $225.1 million at October 3, 2008 from $241.6 million at September 28, 2007. We generated $173.7 million in cash from operations during the fiscal year ended October 3, 2008, which was offset by the retirement of $49.3 million of Junior Notes, $62.4 million of the 2007 Convertible Notes, capital expenditures of $64.8 million and expenditures on acquisitions of $32.6 million. The number of days sales outstanding for the fiscal year ended October 3, 2008 decreased to 57 from 80 for fiscal 2007.
During fiscal 2008, we generated net income of $111.0 million. We experienced a decrease in receivables and other assets of $21.2 million and $2.9 million, respectively, an increase in accounts payable balances of $2.1 million and incurred multiple non-cash charges (e.g., depreciation, amortization, charge in lieu of income tax expense, contribution of common shares to savings and retirement plans, share-based compensation expense and non-cash restructuring expense) totaling $94.9 million. This was offset by an increase in inventories of $16.1 million, a decrease in other accrued liabilities of $5.1 million and an increase to our deferred tax assets of $36.6 million (primarily the result of a partial release of our tax valuation allowance in fiscal 2008).
Cash used in investing activities for the fiscal year ended October 3, 2008, consisted of net sales of $2.5 million in auction rate securities and investments in capital equipment of $64.8 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. In addition, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired Freescale Semiconductor’s handset power amplifier business and also acquired patents from another company. We may also consider additional future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the fiscal year ended October 3, 2008, consisted of the retirement of the remaining $49.3 million in Junior Notes, the retirement of $62.4 million of our 2007 Convertible Notes, and the repurchase of treasury stock of $2.1 million, offset by cash provided by stock option exercises of $18.0 million. For additional information regarding our borrowing arrangements, see Note 8 of Item 8 of this Annual Report on Form 10-K.
In connection with our exit of the baseband product area, we anticipate making remaining cash payments of approximately $2.4 million in future periods. Certain payments on severance and long-term lease obligations resulting from facility closures will be remitted primarily in fiscal 2009.

Our invested cash balances primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, highly rated commercial paper and certificates of deposit. At October 3, 2008, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. The recent disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in Other Comprehensive Income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
After the close of fiscal 2008, we retired an additional $40.5 million of our 2007 Convertible Notes (due in 2012) at an average discounted price of $92.58 per $100.00 of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million as of November 12, 2008.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2008, and as of October 3, 2008, Skyworks USA had borrowed $50.0 million under this agreement.
FISCAL 2007
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
During fiscal 2007, we generated $84.8 million in cash from operating activities. Contributing to these positive operating cash flows was net income of $57.7 million. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense and non-cash restructuring expense) totaling $66.6 million. In fiscal 2007, we also experienced a decrease in accounts payable balances of $16.7 million, a decrease in other accrued liability balances of $10.8 million and an increase in receivable balances of $10.7 million. Furthermore, we experienced an increase in deferred tax assets of $1.7 million primarily resulting from the partial release of our tax valuation allowance in the fourth quarter of fiscal 2007. Finally, provision for losses on accounts receivable increased by $2.2 million principally due to further reserves recorded for baseband product area customers.
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

During fiscal 2007, we generated $40.2 million in cash from financing activities. This principally resulted from the issuance of our 2007 Convertible Notes offering which generated gross proceeds of $200.0 million, and stock option exercises of $8.3 million, offset by repayment of $130.0 million on our Junior Notes, a common stock buyback of 4.3 million shares at a cost of approximately $31.7 million, and financing costs associated with our 2007 Convertible Notes offering of $6.2 million. As of September 28, 2007 our Facility Agreement of $50.0 million was fully drawn. We paid approximately $12.4 million in interest to service the 2007 Convertible Notes, the Junior Notes and the Facility Agreement in fiscal 2007. For additional information regarding our borrowing arrangements, see Note 8 of Item 8 of this Annual Report on Form 10-K.
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities at October 3, 2008 (see Notes 8 and 12 of Item 8 of this Annual Report on Form 10-K), in thousands:

	Payments Due By Period
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter(1)
Long-Term Debt Obligations	$137,616	$—	$50,000	$87,616	$—
Other Commitments (1)	8,713	3,858	4,450	405	—
Operating Lease Obligations	15,520	7,045	7,920	555	—
Other Long-Term Liabilities (2)	4,909	811	1,121	78	2,899

	$166,758	$11,714	$63,491	$88,654	$2,899

(1)	Other Commitments consist of contractual license and royalty payments.

(2)	Other Long-Term Liabilities includes $2.7 million of Executive Deferred Compensation for which there is a corresponding long term asset.
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
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104,

Revenue Recognition, have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
SHARE-BASED COMPENSATION
The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan, restricted stock and other special equity awards based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended October 3, 2008 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 3, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For more complex awards with market-based performance conditions, the Company employs a Monte Carlo simulation method which calculates many potential outcomes for an award and establishes fair value based on the most likely outcome.
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
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which excludes goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the Company’s business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset or asset group, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group. Fair value is determined using discounted cash flows.
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). If the assessment in the first step indicates impairment then the Company performs step two. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Intangible assets are tested for impairment using an estimate of discounted cash flows expected to result from the use of the asset. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
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
The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our recognition threshold and measurement attribute of whether it is more likely than not that the positions we have taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value.  The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company beginning in fiscal 2009. The adoption of SFAS 159 will not have a material impact on the Company’s results from operations or financial position.
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company will evaluate the impact of SFAS 141(R) on its Consolidated Financial Statements in the event future business combinations are contemplated.
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
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently hold any positions in derivative instruments or participate in hedging activities and thus does not expect the adoption of SFAS 161 to have any impact on its results of operations or financial position.
FSP No. 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have any material impact on its results of operations or financial position.
FSP No. APB 14-1
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1 is expected to impact the Company’s accounting for its 2007 Convertible Notes and previously held Junior Notes. This FSP requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the FSP requires prior period interest expense recognition. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating FSP APB 14-1 and the impact that it will have on its Consolidated Financial Statements. The Company is not required to adopt FSP APB 14-1 until the first quarter of fiscal 2010.
FSP No. 133-1 and FIN 45-4
In September 2008, the FASB issued FSP No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 (“FSP 133-1”) and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not currently hold any positions in derivative instruments or participate in hedging activities and thus does not expect the adoption of FSP 133-1 and FIN 45-4 to have any impact on its results of operations or financial position.
FSP No. FAS 157-3
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value.  The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.

OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended October 3, 2008.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to foreign currency, market rate and interest risks as described below:
Investment and Interest Rate Risk
Our exposure to interest and market risks relates principally to our investment portfolio, which as of October 3, 2008 consisted of the following (in thousands):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$225,104
Restricted cash (time deposits and certificates of deposit)	5,962
Available for sale securities (auction rate securities)	2,288

$233,354

Our main investment objective is the preservation of investment capital. Our policy is to invest with only high-credit-quality issuers and limit the amount of our credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
Our cash and cash equivalents and restricted cash are not subject to significant interest rate risk due to the short maturities of these instruments. We are however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates.

Available for sale securities carry a longer maturity period (contractual maturities exceed ten years). In fiscal 2008 we experienced a temporary unrealized loss on our investment in auction rate securities primarily caused by a disruption in the liquidity of the Dutch auction process which resets interest rates each month. We classified auction rate securities in prior periods as current assets under “Short Term Investments”. In fiscal 2008, we determined the fair value of our auction rate securities to be $2.3 million. Given the failed auctions, the auction rate securities are effectively illiquid until there is a successful auction. Accordingly, the remaining auction rate securities balance has been reclassified to non-current other assets. We believe we have the ability to hold these investments until the lack of liquidity in these markets is resolved or they mature. If current market conditions deteriorate further, we may be required to record additional unrealized losses. If the credit ratings of the security issuers deteriorate, the anticipated recovery in market values does not occur, or we need funds from the auction-rate securities to meet working capital needs, we may be required to adjust the carrying value of these investments through impairment charges recorded to earnings as appropriate, which could be material.
Our short-term debt consists of borrowings under our credit facility with Wachovia Bank, N.A. of $50.0 million. Interest related to our borrowings under our credit facility with Wachovia Bank, N.A. is at LIBOR plus 0.75% and was approximately 4.7% at October 3, 2008. Consequently, we do not have significant cash flow exposure on this short-term debt.
Our long-term debt at November 12, 2008 consists of $97.1 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the fiscal year ended October 3, 2008, as their effect would have been anti-dilutive.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, the Company incurred unrealized foreign exchange gains/(losses) of $(0.6) million, $0.4 million, and $0.1 million, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements of the Company for the fiscal year ended October 3, 2008 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 48

(2)	Consolidated Statements of Operations for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 49

(3)	Consolidated Balance Sheets at October 3, 2008 and September 28, 2007	Page 50

(4)	Consolidated Statements of Cash Flows for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 51

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 52

(6)	Notes to Consolidated Financial Statements	Pages 53 through 79

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended October 3, 2008. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2008 Form 10-K. We also have audited Skyworks Solutions Inc.’s internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. as of October 3, 2008 and September 28, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended October 3, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Boston, Massachusetts
December 2, 2008

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Net revenues	$860,017	$741,744	$773,750
Cost of goods sold	517,054	454,359	511,071

Gross profit	342,963	287,385	262,679

Operating expenses:
Research and development	146,013	126,075	164,106
Selling, general and administrative	100,007	94,950	135,801
Amortization of intangible assets	6,005	2,144	2,144
Restructuring and special charges	567	5,730	26,955

Total operating expenses	252,592	228,899	329,006

Operating income (loss)	90,371	58,486	(66,327)
Interest expense	(7,330)	(12,026)	(14,797)
Loss on early retirement of convertible debt	(6,836)	(564)	—
Other income, net	5,983	10,874	8,350

Income (loss) before income taxes	82,188	56,770	(72,774)
Provision (benefit) for income taxes	(28,818)	(880)	15,378

Net income (loss)	$111,006	$57,650	$(88,152)

Per share information:

Net income (loss), basic	$0.69	$0.36	$(0.55)

Net income (loss), diluted	$0.68	$0.36	$(0.55)

Number of weighted-average shares used in per share computations, basic	161,878	159,993	159,408

Number of weighted-average shares used in per share computations, diluted	164,755	161,064	159,408

The following table summarizes share-based compensation expense for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 which is included in the financial statement line items above as follows:

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Cost of goods sold	2,974	1,274	2,174
Research and development	8,700	5,590	6,311
Selling, general and administrative	11,538	6,873	5,734

	$23,212	$13,737	$14,219

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	October 3,	September 28,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$225,104	$241,577
Short-term investments	—	5,700
Restricted cash	5,962	6,502
Receivables, net of allowance for doubtful accounts of $1,048 and $1,662, respectively	146,710	167,319
Inventories	103,791	82,109
Other current assets	13,089	10,511

Total current assets	494,656	513,718
Property, plant and equipment, less accumulated depreciation and amortization of $318,076 and $280,738, respectively	173,360	153,516
Goodwill	483,671	480,890
Intangible assets, less accumulated amortization of $20,132 and $13,199, respectively	19,746	13,442
Deferred tax assets	53,192	14,459
Other assets	11,474	13,883

Total assets	$1,236,099	$1,189,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$99,335
Accounts payable	58,527	56,417
Accrued compensation and benefits	32,110	28,392
Other current liabilities	8,103	13,079

Total current liabilities	148,740	197,223
Long-term debt, less current maturities	137,616	200,000
Other long-term liabilities	5,527	6,338

Total liabilities	291,883	403,561

Commitments and contingencies (Note 12 and Note 13)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 170,323 shares issued and 165,592 shares outstanding at October 3, 2008 and 165,593 shares issued and 161,101 shares outstanding at September 28, 2007	41,398	40,275
Additional paid-in capital	1,430,999	1,382,230
Treasury Stock	(33,918)	(31,855)
Accumulated deficit	(493,083)	(604,089)
Accumulated other comprehensive loss	(1,180)	(214)

Total stockholders’ equity	944,216	786,347

Total liabilities and stockholders’ equity	$1,236,099	$1,189,908

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$111,006	$57,650	$(88,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	23,212	13,737	14,219
Depreciation	44,712	39,237	38,217
Charge in lieu of income tax expense	7,014	—	—
Amortization of intangible assets	6,933	2,144	2,144
Amortization of deferred financing costs	1,753	2,311	1,992
Contribution of common shares to savings and retirement plans	10,407	8,565	8,064
Non-cash restructuring expense	567	419	6,426
Deferred income taxes	(36,648)	(1,741)	16,547
Loss on sale of assets	276	227	73
Asset impairments	—	—	4,197
Provision for losses (recoveries) on accounts receivable	(614)	2,203	31,206
Changes in assets and liabilities net of acquired balances:
Receivables	21,223	(10,724)	(18,177)
Inventories	(16,082)	(247)	(3,454)
Other assets	2,860	(1,534)	(3,395)
Accounts payable	2,110	(16,654)	795
Other liabilities	(5,051)	(10,815)	16,524

Net cash provided by operating activities	173,678	84,778	27,226

Cash flows from investing activities:
Capital expenditures	(64,832)	(42,596)	(49,359)
Payments for acquisitions	(32,627)	—	—
Receipts from property held for sale	—	—	6,567
Sale of investments	10,000	978,046	1,094,985
Purchase of investments	(7,500)	(955,596)	(1,009,810)

Net cash provided by (used in) investing activities	(94,959)	(20,146)	42,383

Cash flows from financing activities:
Proceeds from 2007 Convertible Notes	—	200,000	—
Payments on 2007 Convertible Notes	(62,384)	—	—
Payments on Junior Subordinated Convertible Notes	(49,335)	(130,000)	(50,665)
Deferred financing costs	—	(6,189)	—
Change in restricted cash	541	(200)	(290)
Repurchase of common stock	(2,063)	(31,681)	(173)
Exercise of stock options	18,049	8,266	1,746

Net cash provided by (used in) financing activities	(95,192)	40,196	(49,382)

Net increase (decrease) in cash and cash equivalents	(16,473)	104,828	20,227
Cash and cash equivalents at beginning of period	241,577	136,749	116,522

Cash and cash equivalents at end of period	$225,104	$241,577	$136,749

Supplemental cash flow disclosures:
Taxes paid	$1,156	$1,117	$2,023

Interest paid	$6,023	$12,479	$13,787

Supplemental disclosure of non-cash activities:
Non-cash proceeds received from non-monetary exchange	$—	$—	$760

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity
Balance at September 30, 2005	158,625	$39,656	—	$—	$1,327,631	$(573,586)	$(1,137)	$792,564

Net loss	—	—	—	—	—	(88,153)	—	(88,153)

Pension adjustment	—	—	—	—	—	—	538	538

Other comprehensive income	—	—	—	—	—	—	538	538

Comprehensive loss	—	—	—	—	—	—	—	(87,615)

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	1,982	496	—	—	22,528	—	—	23,024

Issuance and expense of common shares for restricted stock and performance shares	1,083	270	—	—	1,023	—	—	1,293

Shares withheld for taxes	(31)	(8)	31	(173)	8	—	—	(173)

Balance at September 29, 2006	161,659	$40,414	31	$(173)	$1,351,190	$(661,739)	$(599)	$729,093

Net income	—	—	—	—	—	57,650	—	57,650

Pension adjustment	—	—	—	—	—	—	159	159

Other comprehensive income	—	—	—	—	—	—	159	159

Comprehensive income	—	—	—	—	—	—	—	57,809

Adjustment to initially apply SFAS 158	—	—	—	—	—	—	226	226

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,221	805	—	—	25,468	—	—	26,273

Issuance and expense of common shares for restricted stock and performance shares	682	171	—	—	4,457	—	—	4,628

Repurchase of common stock	(4,255)	(1,064)	4,255	(30,083)	1,064	—	—	(30,083)

Shares withheld for taxes	(206)	(51)	206	(1,599)	51	—	—	(1,599)

Balance at September 28, 2007	161,101	$40,275	4,492	$(31,855)	$1,382,230	$(604,089)	$(214)	$786,347

Net income	—	—	—	—	—	111,006	—	111,006

Impairment of Auction Rate Security	—	—	—	—	—	—	(912)	(912)
Pension adjustment	—	—	—	—	—	—	(54)	(54)

Other comprehensive loss	—	—	—	—	—	—	(966)	(966)

Comprehensive income	—	—	—	—	—	—	—	110,040

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,951	988	—	—	40,308	—	—	41,296

Issuance and expense of common shares for restricted stock and performance shares	780	195	—	—	8,401	—	—	8,596

Shares withheld for taxes	(240)	(60)	240	(2,063)	60	—	—	(2,063)

Balance at October 3, 2008	165,592	$41,398	4,732	$(33,918)	$1,430,999	$(493,083)	$(1,180)	$944,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008. The extra week occurred in the fourth quarter and the Company does not believe it had a material impact on its results from operations. Fiscal years 2007 and 2006 each consisted of 52 weeks and ended on September 28, 2007 and September 29, 2006, respectively.
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

INVESTMENTS
The Company’s investments are classified as available for sale. These investments consist of an auction rate security (ARS) which has long-term underlying maturities (ranging from 20 to 40 years). Due to the recent disruptions in the credit markets the dutch auction process that normally would allow the Company to sell the security every 28-35 days has failed since August 2007. This investment and the auction rate security market is illiquid at this time. During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period.
RESTRICTED CASH
Restricted cash is primarily used to collateralize the Company’s obligation under a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. For further information regarding the Facility Agreement, please see Note 8 to the Consolidated Financial Statements.
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
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which excludes goodwill, are reviewed for possible impairment as circumstances warrant in connection with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment reviews are conducted at the judgment of management whenever events or changes in circumstances indicate that the carrying amount of any such asset or asset group may not be recoverable.

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
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of its common stock over a seven-day period surrounding the annual impairment testing date of the first day of the fourth fiscal quarter and the number of shares of common stock outstanding on the date of the annual impairment test (the first day of the fourth fiscal quarter). If the assessment in the first step indicates impairment then the Company performs step two. Step two of the analysis compares the implied fair value of goodwill to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. Intangible assets are tested for impairment using an estimate of discounted cash flows expected to result from the use of the asset. We test our goodwill and other intangible assets for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing. If debt is extinguished early, a proportionate amount of deferred financing costs is charged to earnings.
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

It was previously the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas. During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. For the fiscal year ended October 3, 2008, U.S. income tax was provided on current earnings attributable to our operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are, intended to be, permanently reinvested.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards the (“FASB Staff Position”). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R) during the year ended September 29, 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). Under the simplified method the Company’s beginning APIC pool is zero and the ending APIC pool balance at October 3, 2008 remains zero.
The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our recognition threshold and measurement attribute of whether it is more likely than not that the positions we have taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.
FINANCIAL INSTRUMENTS
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term debt and investments are based on quoted market prices if available, and if not available a fair value is determined through a discounted cash flow analysis at the date of measurement.
SHARE-BASED COMPENSATION
The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan, restricted stock and other special equity awards based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended October 3, 2008 included compensation expense for share-based payment awards granted on or before, but not yet vested as of, September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and compensation expense for the share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 3, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of SFAS 123(R), the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For more complex awards with market-based performance conditions, the Company employs a Monte Carlo simulation method which calculates many potential outcomes for an award and establishes fair value based on the most likely outcome.
COMPREHENSIVE INCOME (LOSS)
The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability as follows (in thousands):

			Accumulated
		Auction Rate	Other
	Pension	Securities	Comprehensive
	Adjustments	Adjustment	Loss
Balance as of September 29, 2006	$(599)	$—	$(599)
Pension adjustment	159	—	159
Adjustment to initially apply SFAS 158	226	—	226

Balance as of September 28, 2007	$(214)	$—	$(214)
Pension adjustment	(54)	—	(54)
Impairment of auction rate security	—	(912)	(912)

Balance as of October 3, 2008	$(268)	$(912)	$(1,180)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 157
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value.  The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company beginning in fiscal 2009. The adoption of SFAS 159 will not have a material impact on the Company’s results from operations or financial position.
SFAS 141(R)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company will evaluate the impact of SFAS No. 141(R) on its Consolidated Financial Statements in the event future business combinations are contemplated.
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
SFAS 161
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently hold any positions in derivative instruments or participate in hedging activities and thus does not expect the adoption of SFAS 161 to have any impact on its results of operations or financial position.
FSP No. 142-3
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have any material impact on its results of operations or financial position.
FSP No. APB 14-1
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSB APB 14-1”). This FSP alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-1 is expected to impact the Company’s accounting for its 2007 Convertible Notes and previously held Junior Notes. This FSP requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the FSP requires prior period interest expense recognition. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating FSP APB 14-1 and the impact that it will have on its Consolidated Financial Statements. The Company is not required to adopt FSP APB 14-1 until the first quarter of fiscal 2010.
FSP No. 133-1 and FIN 45-4
In September 2008, the FASB issued FSP No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 (“FSP 133-1”) and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not currently hold any positions in derivative instruments or participate in hedging activities and thus does not expect the adoption of FSP 133-1 and FIN 45-4 to have any impact on its results of operations or financial position.
FSP No. FAS 157-3
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value.  The Company has not yet determined the impact that SFAS 157 will have on its results from operations or financial position.
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
The purchase prices as of October 23, 2007 were allocated based upon the fair value of the tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. Based upon those calculations, the Company has definitively concluded that customer relationships have a fair value of $8.5 million, order backlog has a fair value of $1.6 million, developed technology has a fair value of $1.3 million, the Master Foundry Services agreement has a fair value of $0.9 million, patents have a fair value of $0.9 million, inventories have a fair value of $5.6 million and the remaining purchase price of $13.8 million is allocated to goodwill. The intangible assets will be amortized over periods ranging from 0.5 years to 5 years.
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

4. AVAILABLE FOR SALE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale”. At October 3, 2008, these securities consist of $3.2 million in amortized cost of auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each month. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
ARS were classified in prior periods as current assets under “Short-term Investments”. Given the failed auctions, the Company’s ARS are considered to be illiquid until there is a successful auction. Accordingly, the remaining ARS balance has been reclassified to non-current other assets.
Marketable securities as of September 28, 2007 were categorized as available for sale and consisted solely of auction rate securities with a fair value equal to amortized cost.
5. INVENTORY
Inventories consist of the following (in thousands):

	As of
	October 3,	September 28,
	2008	2007
Raw materials	$8,005	$6,624
Work-in-process	64,305	48,128
Finished goods	31,481	27,357

	$103,791	$82,109

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	October 3,	September 28,
	2008	2007
Land	$9,423	$9,423
Land and leasehold improvements	4,989	4,394
Buildings	39,708	39,730
Furniture and Fixtures	24,889	24,485
Machinery and equipment	382,582	343,551
Construction in progress	29,845	12,671

	491,436	434,254
Accumulated depreciation and amortization	(318,076)	(280,738)

	$173,360	$153,516

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		As of
	Weighted	October 3, 2008			September 28, 2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$483,671	$—	$483,671	$480,890	$—	$480,890

Amortized intangible assets
Developed technology	5-10	$11,850	$(7,533)	$4,317	$10,550	$(6,399)	$4,151
Customer relationships	5-10	21,210	(9,650)	11,560	12,700	(6,678)	6,022
Patents	3	900	(300)	600	—	—	—
Other	.5-3	2,649	(2,649)	—	122	(122)	—

		36,609	(20,132)	16,477	23,372	(13,199)	10,173

Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$39,878	$(20,132)	$19,746	$26,641	$(13,199)	$13,442

Annual amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Amortization expense	$6,933	$2,144	$2,144
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

	Goodwill and Intangible Assets
		Developed	Customer		Patents and
	Goodwill	Technology	Relationships	Trademarks	Other	Total
Balance as of September 29, 2006	$493,389	$10,550	$12,700	$3,269	$122	$520,030
Deductions during year	(12,499)	—	—	—	—	(12,499)

Balance as of September 28, 2007	$480,890	$10,550	$12,700	$3,269	$122	$507,531
Additions during period	13,779	1,300	8,510	—	3,427	27,016
Deductions during year	(10,998)	—	—	—	—	(10,998)

Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,269	$3,549	$523,549

In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies resulting in the allocation of approximately $13.8 million to goodwill. For additional information regarding these acquisitions see Note 3, Business Combinations.
Goodwill was reduced by $11.0 million in fiscal 2008 and $12.5 million in fiscal 2007 as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $7.6 million as of October 3, 2008.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The Company completed its annual goodwill impairment test for fiscal 2008 and determined that as of July 1, 2008, its goodwill was not impaired.

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$4,406	$4,406	$4,106	$3,559	$—
8. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 3,	September 28,
	2008	2007

Junior Notes	$—	$49,335
2007 Convertible Notes	137,616	200,000

Long-term debt	$137,616	$249,335
Less-current maturities	—	49,335

	$137,616	$200,000

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consisted of $100.0 million of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. During the fiscal year ended October 3, 2008, the Company redeemed $50.0 million and $12.4 million in aggregate principal amount of the 1.25% and 1.50% convertible subordinated notes, respectively, at an average redemption price of $109.02. A premium of approximately $5.8 million, along with approximately $1.0 million in deferred financing costs was recorded as a charge against earnings in fiscal 2008.
Junior Notes represent the Company’s 4.75% convertible subordinated notes due November 2007. Prior to repayment, these Junior Notes were convertible into 110.4911 shares of common stock per $1,000 principal balance, which is the equivalent of a conversion price of approximately $9.05 per share. The Company paid interest in cash semi-annually in arrears on May 15 and November 15 of each year. During the fiscal year ended September 28, 2007, the Company redeemed $130.0 million in aggregate principal amount of the Junior Notes at a redemption price of $1,000 per $1,000 principal amount of notes plus $2.3 million in accrued and unpaid interest. The fair value of the Company’s Junior Notes approximated $50.2 million at September 28, 2007. The Company retired the remaining $49.3 million in aggregate principal amount of the Junior Notes, plus $1.2 million in accrued and unpaid interest, on the due date of November 15, 2007.
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within

120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred at October 3, 2008 pursuant to the application of FASB 5 and thus has not recorded a liability.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year	Maturity
2009	—
2010	50,000
2011	—
2012	87,616

$137,616

SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 3,	September 28,
	2008	2007

Current maturities of long-term debt	—	49,335
Facility Agreement	50,000	50,000

	$50,000	$99,335

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 11, 2008 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of October 3, 2008, Skyworks USA had borrowed $50.0 million under this agreement.
9. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

United States	$79,931	$54,685	$(87,169)
Foreign	2,257	2,085	14,395

	$82,188	$56,770	$(72,774)

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Current tax expense (benefit):
Federal	$1,310	$—	$(52)

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

State	(72)	(461)	—
Foreign	(94)	1,149	438

	1,144	688	386

Deferred tax expense (benefit):
Federal	(36,405)	(1,672)	—
State	—	—	—
Foreign	(571)	104	14,992

	(36,976)	(1,568)	14,992

Charge in lieu of tax expense	7,014	—	—

Provision for income taxes	$(28,818)	$(880)	$15,378

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income (loss) before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Tax (benefit) expense at United States statutory rate	$28,766	$19,870	$(25,471)
Foreign tax rate difference	(436)	(301)	10,391
Deemed dividend from foreign subsidiary	102	—	—
Research and development credits	(7,970)	(7,495)	(1,500)
Release of tax reserve	(999)	(461)	—
Change in valuation allowance	(59,315)	(14,306)	31,261
Charge in lieu of tax expense	7,014	—	—
Foreign withholding tax	—	825	—
Non deductible debt retirement premium	1,741	—	—
Alternative minimum tax	1,306	—	—
Other, net	973	988	697

Provision for income taxes	$(28,818)	$(880)	$15,378

During the fiscal years ended October 3, 2008 and September 28, 2007, the valuation allowance was reduced by $11.0 million and $12.5 million, respectively, resulting from the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill. Of this amount, $7.0 million and $0.0 million is included in the charge in lieu of tax expense in the table above for fiscal 2008 and fiscal 2007, respectively, and $4.0 million and $12.5 million is included in the change in the valuation allowance for fiscal 2008 and fiscal 2007, respectively. There were no comparable amounts in the fiscal year ended September 29, 2006.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	October 3,	September 28,
	2008	2007

Deferred Tax Assets:
Current:
Inventories	$3,726	$5,978
Bad debts	329	559
Accrued compensation and benefits	3,460	3,364
Product returns, allowances and warranty	849	1,037
Restructuring	888	1,904

Current deferred tax assets	9,252	12,842
Less valuation allowance	(3,420)	(10,213)

Net current deferred tax assets	5,832	2,629

Long-term:
Property, plant and equipment	9,726	10,739
Intangible assets	9,904	11,018
Retirement benefits and deferred compensation	13,817	9,949
Net operating loss carryforwards	44,903	75,884
Federal tax credits	37,170	34,139
State investment credits	19,106	16,268
Other – net	733	1,482

Long-term deferred tax assets	135,359	159,479
Less valuation allowance	(79,429)	(141,042)

	Fiscal Years Ended
	October 3,	September 28,
	2008	2007

Net long-term deferred tax assets	55,930	18,437

Deferred tax assets	144,611	172,321
Less valuation allowance	(82,849)	(151,255)

Net deferred tax assets	61,762	21,066

Deferred Tax Liabilities:
Current:
Prepaid insurance	(739)	(716)
Other – net	(2,221)	(1,549)

Current deferred tax liabilities	(2,960)	(2,265)

Long-term:
Intangible assets	(2,738)	(3,978)

Long-term deferred tax liabilities	(2,738)	(3,978)

Net deferred tax liabilities	(5,698)	(6,243)

Total deferred tax assets	56,064	14,823

In accordance with SFAS 109, Accounting for Income Taxes, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. As of October 3, 2008, the Company has established a valuation allowance for deferred tax assets of $82.9 million. The net change in the valuation allowance of $68.4 million during fiscal 2008 is principally due to the recognition of tax benefits offset against current year taxable income of $83.4 million and a reduction in the end of year valuation allowance of $40.0 million based on our assessment of the amount of deferred tax assets that are realizable on a more likely than not basis. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets at October 3, 2008 will be accounted for as follows: approximately $71.4 million will be recognized as an income tax benefit, $7.6 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
Based on the Company’s evaluation of the realizability of its United States net deferred tax assets and other future deductible items through the generation of future taxable income, $40.0 million of the Company’s valuation allowance was reversed at October 3, 2008. The amount reversed consisted of $36.4 million recognized as income tax benefit, and $3.6 million recognized as a reduction to goodwill. Deferred tax assets have been recognized for foreign operations when management believes they will more likely than not be recovered during the carryforward period. We will continue to assess our valuation allowance in future periods.
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
As of October 3, 2008, the Company has United States federal net operating loss carryforwards of approximately $130.6 million, which will expire at various dates through 2027 and aggregate state net operating loss carryforwards of approximately $1.4 million, which will expire at various dates through 2017. The Company also has United States federal and state income tax credit carryforwards of approximately $56.3 million. The United States federal tax credits expire at various dates through 2028. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.
No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $8.9 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 as of the beginning of fiscal year 2008. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $7.3 million. Included in this amount is $0.6 million which would impact the effective tax rate, if recognized. As of October 3, 2008, the Company’s gross unrecognized tax benefits totaled $7.9 million. Included in this amount is $0.6 million which would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance. There are no positions which we anticipate could change within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at September 29, 2007	$7,315
Increases based on positions related to prior years	351
Increases based on positions related to current year	813
Decreases relating to lapses of applicable statutes of limitations	(605)

Balance at October 3, 2008	$7,874

The Company’s major tax jurisdictions as of October 3, 2008 for FIN 48 are the U.S., California, and Iowa. For the U.S., the Company has open tax years dating back to fiscal year 1998 due to the carryforward of tax attributes. For California, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes. For Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes.
During the year ended October 3, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $0.6 million of previously unrecognized tax benefit, which impacted the effective tax rate, and $0.5 million of accrued interest related to this tax position was reversed during the year. Including this reversal, total year-to-date accrued interest related to the Company’s unrecognized tax benefits was a benefit of $0.4 million.
10. STOCKHOLDERS’ EQUITY
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
At October 3, 2008, the Company had 170,322,804 shares of common stock issued and 165,591,830 shares outstanding.

PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 3, 2008, the Company had no shares of preferred stock issued or outstanding.
EMPLOYEE STOCK BENEFIT PLANS
The following table summarizes pre-tax share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under SFAS 123(R) for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, respectively.

	Fiscal Years Ended
	October 3,	September 28,	September 29,
(In thousands)	2008	2007	2006

Stock Options	$11,283	$7,781	$11,229
Non-vested restricted stock with service and market conditions	3,935	2,501	703
Non-vested restricted stock with service conditions	1,111	1,451	272
Performance shares	3,525	655	316
Employee Stock Purchase Plan	1,595	1,349	1,699
Incremental Fiscal Year 2008 Management Short-Term Incentive	1,663	—	—
Other	100	—	—

	$23,212	$13,737	$14,219

Share-based compensation for the fiscal year ended October 3, 2008 includes approximately $1.7 million related to the portion of fiscal 2008 short-term management incentive compensation that exceeded target metrics that was paid in unrestricted common stock after year end. The Company anticipates an immaterial amount of share dilution as a result of this arrangement.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 8.1 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2008, 2007, and 2006 were 790,556, 830,103, and 835,621, respectively. At October 3, 2008, there are 2.7 million shares available for purchase. The Company recognized compensation expense of $1.6 million, $1.3 million, and $1.7 million for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, respectively.
Employee and Director Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of October 3, 2008, a total of 70.6 million shares are authorized for grant under the Company’s share-based compensation plans, with 24.7 million options outstanding. The number of common shares reserved for granting of future awards to employees and directors under these plans was 9.3 million at October 3, 2008. The remaining unrecognized compensation expense on stock options at October 3, 2008 was $17.0 million, and the weighted average period over which the cost is expected to be recognized is approximately 2.2 years.
As of October 3, 2008, the Company had 10 equity compensation plans under which our equity securities are authorized for issuance to our employees and/or directors:

-	the 1994 Non-Qualified Stock Option Plan

-	the 1996 Long-Term Incentive Plan

-	the Directors’ 1997 Non-Qualified Stock Option Plan

-	the 1999 Employee Long-Term Incentive Plan

-	the Directors’ 2001 Stock Option Plan

-	the Non-Qualified Employee Stock Purchase Plan

-	the 2002 Employee Stock Purchase Plan

-	the Washington Sub, Inc. 2002 Stock Option Plan and

-	the 2005 Long-Term Incentive Plan

-	the 2008 Director Long-Term Incentive Plan
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
The Company granted 50,000, 38,000, and 106,000 restricted shares in the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, respectively, with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 3, 2008 was $0.7 million, and the weighted average period over which the cost is expected to be recognized is 3.0 years.
The Company also granted 20,000 and 446,000 shares of restricted common stock during the fiscal years ended September 28, 2007, and September 29, 2006, respectively, that will vest over a three-year period (50% at the end of year 1, and 25% at the end of both year 2 and year 3). As of October 3, 2008, 75% of these grants have vested. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 3, 2008 was $0.5 million. The weighted average period over which the cost is expected to be recognized is approximately 1.0 years.
In addition, during the fiscal year ended October 3, 2008, under the new 2008 Director Long-Term Incentive Plan, the Company issued a total of 100,000 restricted stock awards to Directors with a three-year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 3, 2008 was $0.5 million. The weighted average period over which the cost is expected to be recognized is approximately 1.9 years.
Restricted Stock Awards with Market Conditions and Service Conditions
The Company granted 576,688 and 606,488 shares of restricted common stock during the fiscal years ended October 3, 2008, and September 28, 2007, respectively, with service and market conditions on vesting. If the restricted stock recipient meets the service condition but not the market condition in years 1, 2, 3 and 4, then the restricted stock vests 0% at the end of year 1, 33.3% at the end of year 2, 33.3% at the end of year 3 and 33.3% at the end of year 4. The market condition allows for accelerated vesting of the award as of the first, second and if not previously accelerated, the third anniversaries of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 33.3% of the award vests upon each anniversary (up to 100%). The Company calculated a derived service period of approximately 3.0 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group.
The Company granted 493,128 shares of restricted common stock with service and market conditions on vesting during the fiscal year ended September 29, 2006. The market condition allows for accelerated vesting of the award as of the first, second, and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the

Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 50% of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the market condition in years 1, 2 and 3, then the restricted stock vests 50% at the end of year 3 and 50% at the end of year 4. The Company calculated a derived service period of approximately 2.5 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group. As of November 8, 2006, and November 8, 2007, the Company’s stock performance had exceeded the 60th percentile of its selected peer group resulting in the vesting of 100% of the aforementioned shares.
The remaining unrecognized compensation expense on restricted stock with market and service conditions outstanding at October 3, 2008 was $3.8 million. The weighted average period over which the cost is expected to be recognized is approximately 1.6 years.
Performance Units with Milestone-Based Performance Conditions
The Company granted 160,500, 223,200 and 222,000 performance units with milestone-based performance conditions to non-executives during the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, respectively. The performance units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-23 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement, no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement, the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement, any expense recorded on those performance units will be reversed. As of the fiscal year ended October 3, 2008, September 28, 2007, and September 29, 2006, the fair value of the performance units at the date of grant were $1.4 million, $1.5 million, and $1.2 million, respectively. We issued 100,466 shares, 103,688 shares, and 49,000 shares in fiscal 2008, fiscal 2007, and fiscal 2006, respectively as a result of milestone achievement. In addition, certain other milestones were deemed to be probable of achievement thus, we recorded total compensation expense of $1.2 million, $0.7 million and $0.3 million in the fiscal years ended October 3, 2008, September 28, 2007 and September 29, 2006, respectively.
The Company awarded 725,000 performance shares based on future stock price appreciation to executives during the fiscal year ended October 3, 2008. Each executive has the ability to earn Nominal (50% of Target), Target, Stretch (150% of Target), or no shares depending on performance within a three year period. On November 6, 2007, a base price was set (based on the trailing 60 day average stock price) and stock price hurdles were set (based on appreciation of 20%, 40% and 60% of the base price). Actual performance is measured using a rolling 60 day average and shares are locked in when Skyworks meets or exceeds a stock price hurdle. Shares are not cumulative and each targeted stock price is a “hurdle” (there is no interpolation for performance between hurdles). Locked in shares will be delivered to the executive at the end of the three year period as long as the executive is actively employed. If the Nominal stock price hurdle (1st Hurdle) is not met or exceeded by the end of the three year period then the shares expire. If a change of control occurs within the three year performance period then the executive will receive the higher of the actual amount earned (locked in) or Target (the last day of the 60 day average will include the closing price on the date of the transaction). As of the fiscal year ended October 3, 2008, the fair value of the performance units at the date of grant was $7.5 million. At October 3, 2008, the Company had recorded total compensation expense of $2.3 million.
Share-Based Compensation Plans for Directors
The Company has four share-based compensation plans under which options and restricted stock have been granted for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Directors’ Non-Qualified Stock Option Plan, the Directors’ 2001 Stock Option Plan, and the 2008 Directors’ Long-Term Incentive Plan. Under the four plans, a total of 2.2 million shares have been authorized for option grants. Under the current 2008 Directors’ Long-Term Incentive Plan, a total of 0.6 million shares are available for new grants as of October 3, 2008. The 2008 Directors’ Long-Term Incentive Plan is structured to provide options and restricted common stock to non-employee directors as follows: a new director receives a total of 25,000 options and 12,500 shares of restricted common stock upon becoming a member of the Board; and continuing directors receive 12,500 shares of restricted common stock after each Annual Meeting of Stockholders. Under this plan, the option price is the fair market value at the time the option is granted. All options granted are exercisable at 25% per year beginning one year from the date of grant. The maximum contractual term of the director plans is 10 years. At October 3, 2008, a total of 0.9 million options at a weighted average exercise price of $9.75 per share are outstanding under these four plans, and 0.7 million shares were exercisable at a weighted average exercise price of $10.74 per share. The remaining unrecognized compensation expense on director stock options at October 3, 2008 was $0.4 million and the weighted average period over which the cost is expected to be recognized is approximately 1.8 years. There were 60,000 options exercised under these plans for both the fiscal years ended October 3, 2008 and September 28, 2007. There were no options exercised during the fiscal year ended September 29, 2006. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Fiscal Years Ended
	October 3,	September 28,	September 29,
(In thousands)	2008	2007	2006

Shares of common stock outstanding	165,592	161,101	161,659

Granted	3,002	3,192	3,869
Cancelled/forfeited	(3,628)	(4,495)	(4,176)
Expired	—	—	—

Net options granted	(626)	(1,303)	(307)

Grant dilution (1)	(0.4%)	(0.8%)	(0.2%)

Exercised	2,582	1,707	393

Exercise dilution (2)	1.6%	1.1%	0.2%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
	Shares Available		Weighted average
	For		exercise price of
	Grant	Shares	shares under plan

Balance outstanding at September 30, 2005	8,415	31,578	$12.99
Granted (1)	(5,770)	3,869	5.19
Exercised	—	(393)	4.44
Cancelled/forfeited (2)	2,386	(4,176)	12.65
Additional shares reserved	10,000	—	—

Balance outstanding at September 29, 2006	15,031	30,878	$12.17
Granted (1)	(4,524)	3,192	6.78
Exercised	—	(1,707)	4.84
Cancelled/forfeited (2)	3,247	(4,495)	12.47
Additional shares reserved	—	—	—

Balance outstanding at September 28, 2007	13,754	27,868	$11.96
Granted (1)	(5,965)	3,002	9.25
Exercised	—	(2,582)	6.99
Cancelled/forfeited (2)	826	(3,628)	17.52
Additional shares reserved	720	—	—

Balance outstanding at October 3, 2008	9,335	24,660	$11.38

(1)	“Granted” under “Shares Available for Grant” includes restricted and performance stock awards for the years ended October 3, 2008, September 28, 2007, and September 29, 2006 of 2.0 million, 0.9 million, and 1.2 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted and performance stock grants are deemed equivalent to the issue of 3.0 million, 1.3 million, and 1.9 million stock options, respectively.

(2)	“Cancelled” under “Shares Available for Grant” do not include any cancellations under terminated plans. For the years ended October 3, 2008, September 28, 2007, and September 29, 2006, cancellations under terminated plans were 2.5 million, 1.6 million, and 1.8 million shares, respectively. “Cancelled” under “Shares Available for Grant” also include restricted and performance grants cancellations of 0.2 million and 0.2 million for the fiscal years ended October 3, 2008 and September 28, 2007, respectively. Pursuant to the plan under which they were awarded, these cancellations are deemed equivalent to the cancellation of 0.3 million and 0.3 million stock options for the fiscal years ended October 3, 2008 and September 28, 2007, respectively.
Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price

2008	17,687	$12.86
2007	20,909	$13.72
2006	23,136	$14.05
The following table summarizes information concerning currently outstanding and exercisable options as of October 3, 2008 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted	Weighted
		average	Weighted			average	average
		remaining	average	Aggregate		remaining	exercise	Aggregate
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	price per	Intrinsic
prices	outstanding	life (years)	per share	Value	exercisable	life (years)	share	Value

$1.82 - $5.80	4,251	5.4	$4.95	$10,718	2,843	4.9	$4.88	$7,361
$5.89 - $8.93	5,682	6.5	$7.61	2,213	2,779	5.9	$7.99	761
$8.94 - $9.33	5,243	6.7	$9.25	—	2,663	5.0	$9.17	—
$9.40 - $17.12	5,746	2.8	$13.36	—	5,664	2.7	$13.41	—
$17.20 - $69.48	3,738	2.1	$24.35	—	3,738	2.1	$24.35	—

	24,660	4.9	$11.38	$12,931	17,687	3.8	$12.86	$8,122

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.47 as of October 3, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 were $7.5 million, $4.4 million, and $0.7 million, respectively. The fair value of stock options vested at October 3, 2008, September 28, 2007, and September 29, 2006 were $54.7 million, $58.8 million, and $63.2 million, respectively. The total number of in-the-money options exercisable as of October 3, 2008 was 3.9 million.
Restricted Shares and Performance Unit Information
A summary of the share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value

Balance Outstanding at September 30, 2005	161	$5.20
Granted	1,094	5.14
Vested(1)	(89)	4.94
Forfeited	(12)	5.14

Balance Outstanding at September 29, 2006	1,154	$5.17
Granted	768	6.86
Vested(1)	(616)	5.51
Forfeited	(86)	5.41

Balance Outstanding at September 28, 2007	1,220	$6.04
Granted	827	8.82
Vested(1)	(691)	6.08
Forfeited	(47)	6.76

Balance Outstanding at October 3, 2008	1,309	$7.75

(1)	Restricted stock vested during the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 were 590,092 shares, 512,256 shares, and 40,127 shares, respectively. Performance units vested during the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 were 100,466 shares, 103,688 shares, and 49,000 shares, respectively.
Valuation and Expense Information under SFAS 123(R)
The following table summarizes pre-tax share-based compensation expense related to employee stock options, employee stock purchases, and restricted stock grants under SFAS 123(R) for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 which was allocated as follows:

	Fiscal Years Ended
	October 3,	September 28,	September 29,
(In thousands)	2008	2007	2006

Cost of sales	2,974	1,274	2,174
Research and development	8,700	5,590	6,311
Selling, general and administrative	11,538	6,873	5,734

Share-based compensation expense included in operating expenses	$23,212	$13,737	$14,219

During both the fiscal years ended September 28, 2007 and September 29, 2006, the Company had capitalized share-based compensation expense of $0.3 million in inventory. For the fiscal year ended October 3, 2008, the Company recorded $(0.1) million capitalized share-based compensation expense in inventory.
The weighted-average estimated grant date fair value of employee stock options granted during the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 were $4.78 per share, $3.82 per share, and $3.19 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Expected volatility	53.87%	57.32%	59.27%
Risk free interest rate (7 year contractual life options)	3.08%	4.18%	4.55%
Risk free interest rate (10 year contractual life options)	3.54%	4.30%	4.55%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.57	4.42
Expected option life (10 year contractual life options)	5.80	5.86	5.84
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended October 3, 2008. Historical volatility was determined by calculating the mean reversion of the weekly-adjusted closing stock price over the 6.23 years between June 25, 2002 and September 19,

2008. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of SFAS 123(R).
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the term of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 5.25 years between June 25, 2002 and September 28, 2007. The Company deemed that exercise, cancellation and forfeiture experience in 2007 was consistent with historical norms thus expected life was not recalculated at October 3, 2008. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 11.79%, 12.85%, and 8.59%, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
STOCK OPTION DISTRIBUTION
The following table summarizes information concerning currently outstanding options as of October 3, 2008 (shares in thousands):

		% of total
		common
	Number	stock
	outstanding	outstanding

Stock options held by employees and directors	20,566	12.42%
Stock options held by non-employees (excluding directors)(1)	4,094	2.47%

	24,660	14.89%

(1) Due to a previous business combination, certain non-employees hold Skyworks stock options.
As of October 3, 2008, September 28, 2007, and September 29, 2006, non-employees, excluding directors, held 4.1 million, 6.4 million, and 7.5 million options at a weighted average exercise price per share of $20.69, $20.62, and $20.44, respectively.
11. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive discretionary Company contributions under the 401(k) plan. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For fiscal years 2008, 2007, and 2006, the Company contributed and recognized expense for 0.6 million, 0.7 million, and 0.8 million shares, respectively, of the Company’s common stock valued at $5.0 million, $4.8 million, and $4.1 million, respectively, to fund the Company’s obligation under the 401(k) plan.
In fiscal 2008, the Company began phasing out its funding of retiree medical benefits. On September 18, 2007, a letter was mailed to the participants of the Retiree Health Plan informing them of the Company’s plan to phase out the Plan over a three year period effective January 2008. Skyworks contributions will be phased out on the following basis:

Calendar
Year	Skyworks
2008	Employer portion of contribution will be reduced by 20%
2009	Employer portion of contribution will be reduced by 40%
2010	Employer portion of contribution will be reduced by 80%
2011	Employer portion of contribution will be reduced by 100%
The Company incurred net periodic benefit costs of $0.1 million for pension benefits and $0.1 million for retiree medical benefits in each of the fiscal years ending October 3, 2008, September 28, 2007, and September 29, 2006.
As discussed in Note 2, we adopted SFAS 158 on September 28, 2007, on the required prospective basis. In accordance with SFAS 158, the funded status as of September 28, 2007, is recorded as a liability in the accompanying consolidated balance sheet. The funded status of the Company’s principal defined benefit and retiree medical benefit plans are as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	Fiscal Years Ended		Fiscal Years Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007

Benefit obligation at end of fiscal year	$3,229	$3,320	$843	$1,234
Fair value of plan assets at end of fiscal year	2,961	3,105	—	—

Funded status	$(268)	$(215)	$(843)	$(1,234)

12. COMMITMENTS
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $8.6 million, $8.5 million, and $9.3 million in fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006, respectively. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2009	7,045
2010	5,715
2011	2,205
2012	542
2013	13
Thereafter	—

$15,520

The Company is attempting to sublet certain properties that were vacated upon the exit of the baseband product area and, if successful, future operating lease commitments will be partially offset by proceeds received from the subleases.
In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $3.9 million, $2.3 million, $2.1 million, and $0.4 million in fiscal years 2009, 2010, 2011, and 2012, respectively.
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
14. GUARANTEES AND INDEMNITIES
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
15. RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges consists of the following (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

Asset impairments	$—	$—	$4,197
Restructuring and special charges	567	5,730	22,758

	$567	$5,730	$26,955

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
During the fiscal year ended October 3, 2008, the Company recorded additional restructuring charges of $0.6 million relating to lease obligations due to the closure of certain locations associated with the baseband product area.
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064
Charged to costs and expenses	567	—	—	—	567
Reclassification of reserves	547	(75)	48	—	520
Cash payments	(1,667)	(225)	(806)	—	(2,698)

Restructuring balance, October 3, 2008	$2,217	$—	$236	$—	$2,453

The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal year 2009.
16. EARNINGS PER SHARE

	Fiscal Years Ended
	October 3,	September 28,	September 29,
(In thousands, except per share amounts)	2008	2007	2006

Net income (loss)	$111,006	$57,650	$(88,152)

Weighted average shares outstanding – basic	161,878	159,993	159,408
Effect of dilutive stock options and restricted stock	2,172	1,071	—
Dilutive effect of Junior Notes	705	—	—

Weighted average shares outstanding – diluted	164,755	161,064	159,408

Net income (loss) per share – basic	$0.69	$0.36	$(0.55)
Effect of dilutive stock options	0.01	—	—

Net income (loss) per share – diluted	$0.68	$0.36	$(0.55)

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 23.0 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended October 3, 2008 as their effect would have been anti-dilutive.
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

In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the fiscal year ended September 28, 2007 or October 3, 2008 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 14.5 million shares at October 3, 2008.
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
17. SEGMENT INFORMATION AND CONCENTRATIONS
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, and have similar research and development expenses and similar selling, general and administrative expenses, thus, the Company has concluded at October 3, 2008 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.
GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006

United States	$79,952	$66,868	$43,180
Other Americas	10,636	11,230	18,925

Total Americas	90,588	78,098	62,105

China	410,645	293,035	224,539
South Korea	184,208	128,253	114,926
Taiwan	86,544	101,107	116,073
Other Asia-Pacific	36,005	98,200	173,523

Total Asia-Pacific	717,402	620,595	629,061

Europe, Middle East and Africa	52,027	43,051	82,584

	$860,017	$741,744	$773,750

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

The increase in net revenues derived from China in fiscal 2008 as compared to fiscal 2007 and fiscal 2006 is principally due to increased sales to distributors who sell directly to Chinese end users (namely AIT, Holystone China and Comtech) and the implementation of a global Sony Ericsson Mobile Comm. AB hub in Hong Kong in 2007 (one of our top OEM customers).
The decrease in net revenues derived from Other Asia-Pacific in fiscal 2008 as compared to fiscal 2007 and fiscal 2006 is due to continued weakness at one of our OEM customers and the transitioning of the aforementioned Sony Ericsson Mobile Comm. AB revenues to the Hong Kong hub from Other Asia-Pacific locations.
Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	As of
	October 3,	September 28,
	2008	2007

United States	$114,794	$97,097
Mexico	56,378	54,324
Other	2,188	2,095

	$173,360	$153,516

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of communications and consumer products. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary. As of October 3, 2008, Motorola, Inc., Samsung Electronics Co., and Sony Ericsson Mobile Comm. AB accounted for approximately 14%, 12% and 10%, respectively, of the Company’s gross accounts receivable.
As of September 28, 2007, Motorola, Inc. and Sony Ericcson Mobile Comm. AB accounted for approximately 21% and 14%, respectively, of the Company’s gross accounts receivable.
The following customers accounted for 10% or more of net revenues:

	Fiscal Years Ended
	October 3,	September 28,	September 29,
	2008	2007	2006
Sony Ericsson Mobile Communications AB	18%	22%	16%
Samsung Electronics Co	14%	11%	*
Asian Information Technology, Inc	11%	11%	11%
Motorola, Inc	*	16%	23%

*	Customers accounted for less than 10% of net revenues.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2008
Net revenues	$210,533	$201,708	$215,210	$232,566	$860,017
Gross profit	82,338	80,367	86,434	93,824	342,963
Net income	19,078	16,673	20,466	54,789	111,006
Per share data (1)
Net income, basic	0.12	0.10	0.13	0.33	0.69
Net income, diluted	0.12	0.10	0.12	0.33	0.68

Fiscal 2007(2)
Net revenues	$196,030	$180,210	$175,050	$190,454	$741,744
Gross profit	75,316	68,702	68,632	74,735	287,385

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Net income	12,037	12,197	11,423	21,993	57,650
Per share data (1)
Net income, basic	0.07	0.08	0.07	0.14	0.36
Net income, diluted	0.07	0.08	0.07	0.14	0.36

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the fiscal year ended September 28, 2007, the Company recorded charges of $5.7 million which included $4.5 million relating to the exit of certain operating leases, $0.5 million relating to additional severance, $1.4 million related to the write-off of technology licenses and design software, offset by a $1.5 million credit related to the reversal of a reserve originally recorded to account for an engineering vendor charge associated with the exit of the baseband product area, and an additional $0.8 million charge for a single lease obligation that expires in 2008 relating to our 2002 restructuring.
19. SUBSEQUENT EVENTS
After the close of fiscal 2008, we retired an additional $40.5 million of our 2007 Convertible Notes (due in 2012) at an average discounted price of $92.58 per $100.00 of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 3, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended October 3, 2008 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of October 3, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 48.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the captions “Directors and Executive Officers”, “Corporate Governance-Committees of the Board of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following are filed as part of this Annual Report on Form 10-K:

Page number in this report
1. Index to Financial Statements
Report of Independent Registered Public Accounting Firm	Page 48
Consolidated Statements of Operations for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 49
Consolidated Balance Sheets at October 3, 2008 and September 28, 2007	Page 50
Consolidated Statements of Cash Flows for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 51
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 3, 2008, September 28, 2007, and September 29, 2006	Page 52
Notes to Consolidated Financial Statements	Pages 53 through 79

Page number in this report
2. The schedule listed below is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts	Page 85
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
Date: December 2, 2008

SKYWORKS SOLUTIONS, INC. Registrant

By:	/s/ DAVID J. ALDRICH
David J. Aldrich
Chief Executive Officer President Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 2008.

Signature and Title

/s/ DAVID J. MCLACHLAN David J. McLachlan
Chairman of the Board

/s/ DAVID J. ALDRICH David J. Aldrich
Chief Executive Officer
President and Director (principal
executive officer)

/s/ DONALD W. PALETTE Donald W. Palette
Chief Financial Officer
Vice President (principal accounting and
financial officer)

/s/ KEVIN L. BEEBE Kevin L. Beebe
Director

/s/ MOIZ M. BEGUWALA Moiz M. Beguwala
Director

/s/ TIMOTHY R. FUREY Timothy R. Furey
Director

/s/ BALAKRISHNAN S. IYER Balakrishnan S. Iyer
Director

/s/ THOMAS C. LEONARD Thomas C. Leonard
Director

/s/ DAVID P. MCGLADE David P. McGlade
Director

/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Beginning	Cost and			Ending
Description	Balance	Expenses	Deductions	Misc.	Balance
Year Ended September 29, 2006
Allowance for doubtful accounts	$5,815	$35,959	$(4,752)	$—	$37,022
Reserve for sales returns	$3,059	$4,867	$(3,803)	$(19)	$4,104
Allowance for excess and obsolete inventories	$11,979	$23,154	$(7,428)	$—	$27,705

Year Ended September 28, 2007
Allowance for doubtful accounts	$37,022	$2,623	$(37,983)	$—	$1,662
Reserve for sales returns	$4,104	$2,271	$(3,893)	$—	$2,482
Allowance for excess and obsolete inventories	$27,705	$8,641	$(20,189)	$—	$16,157

Year Ended October 3, 2008
Allowance for doubtful accounts	$1,662	$2,258	$(2,872)	$—	$1,048
Reserve for sales returns	$2,482	$1,926	$(2,273)	$—	$2,135
Allowance for excess and obsolete inventories	$16,157	$4,515	$(12,843)	$—	$7,829

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

10.M*	Form of Notice of Grant of Stock Option under the Company’s 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004

10.N*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended 1/31/2006)	10-Q	001-5560	10.S	2/07/2007

10.O*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.P*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions In. Cash Compensation Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB	Form of Performance Share Agreement, Under the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/6/2008

10.CC	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

10.DD	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

10.EE	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.FF	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG	Form of Nonstatutory Stock Option Agreement under the the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]					X

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.