Form 10-K/A
period 2008-10-03
SKYWORKS SOLUTIONS INC
filed 2009-01-30
CIK 4127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended October 3, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on December 2, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2009 Annual Meeting of Stockholders is scheduled for May 12, 2009, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to December 2, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth for each director and executive officer of the Company, his age and position with the Company as of February 2, 2009:

Name	Age	Title
David J. McLachlan	70	Chairman of the Board
David J. Aldrich	52	President, Chief Executive Officer and Director
Kevin L. Beebe	49	Director
Moiz M. Beguwala	62	Director
Timothy R. Furey	50	Director
Balakrishnan S. Iyer	52	Director
Thomas C. Leonard	74	Director
David P. McGlade	48	Director
Robert A. Schriesheim	48	Director
Donald W. Palette	51	Vice President and Chief Financial Officer
Bruce J. Freyman	48	Vice President, Worldwide Operations
Liam K. Griffin	42	Senior Vice President, Sales and Marketing
George M. LeVan	63	Vice President, Human Resources
Mark V.B. Tremallo	52	Vice President, General Counsel and Secretary
Gregory L. Waters	48	Executive Vice President and General Manager, Front-End Solutions

David J. Aldrich, age 52, has served as Chief Executive Officer, President and Director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager Integrated Circuits Active Products, Corporate Vice President Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).

Kevin L. Beebe, age 49, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to investors and management, and whose clients include Carlyle Group, GS Capital Partners, KKR and TPG Capital). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager.

Moiz M. Beguwala, age 62, has been a director since June 2002. He served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant’s spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of SIRF Technology (a publicly traded GPS semiconductor solutions company) and Powerwave Technologies, Inc. (a publicly traded wireless solutions supplier for communications networks worldwide), and as Chairman of the Board of RF Nano Corporation (a privately held semiconductor company).

Timothy R. Furey, age 50, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned sales and marketing strategy and technology professional services firm) since 1991. His company’s clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.

Balakrishnan S. Iyer, age 52, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and has been a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Conexant, Life Technologies Corp., Power Integrations, QLogic Corporation, and IHS, Inc. (each a publicly traded company).

Thomas C. Leonard, age 74, has been a director since August 1996. From April 2000 until June 2002 he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years of experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.

David P. McGlade, age 48, has been a director since February 2005. Since April 2005, he has served as the Chief Executive Officer and a director of Intelsat, Ltd. (a privately held worldwide provider of fixed satellite services). Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK, a subsidiary of mmO2, a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS. He also serves as a director of WildBlue Communications, Inc. (a privately held satellite broadband services provider).

David J. McLachlan, age 70, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President, Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company) and HearUSA, Ltd. (a publicly traded hearing care services company).

Robert A. Schriesheim, age 48, has been a director since 2006. Mr. Schriesheim has been Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider) since October 2006, and a director since May 2006. Previously, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund) since August 2002, and served as a managing general partner since January 2003. From February 1999 to March 2002, Mr. Schriesheim served in various capacities including as Executive Vice President of Corporate Development, Chief Financial Officer, and a director, of Global Telesystems, Inc. (a London, England-based, publicly traded provider of telecommunications, data and related services). From 1997 to 1999, Mr. Schriesheim was President and Chief Executive Officer of SBC Equity Partners, Inc. (a private equity firm). From 1996 to 1997, Mr. Schriesheim was Vice President of Corporate Development for Ameritech Corporation (a communications company). From 1993 to 1996, he was Vice President of Global Corporate Development for AC Nielsen Company, a subsidiary of Dunn & Bradstreet. Mr. Schriesheim is also a director of MSC Software Corp. (a publicly traded provider of integrated simulation solutions for designing and testing manufactured products), Chairman of the Board of Alyst Acquisition Corp. (a publicly traded entity targeting an acquisition in the telecommunications industry), and a director of Enfora (a privately held provider of intelligent wireless machine-to-machine modules and integrated platform solutions).

Donald W. Palette, age 51, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.

Bruce J. Freyman, age 48, joined the Company as Vice President, Worldwide Operations in May 2005. Previously, he served as president and chief operating officer of Amkor Technology and also held various senior management positions, including executive vice president of operations from 2001 to 2004, Earlier, Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.

Liam K. Griffin, age 42, joined the Company in August 2001 and serves as Senior Vice President, Sales and Marketing. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems.

George M. LeVan, age 63, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, he held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.

Mark V.B. Tremallo, age 52, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.

Gregory L. Waters, age 48, joined the Company in April 2003, and has served as Executive Vice President and General Manager, Front-End Solutions since October 2006, Executive Vice President beginning November 2005, and Vice President and General Manager, Cellular Systems as of May 2004. Previously, from February 2001 until April 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and, beginning in 1998, held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales.

Audit Committee: We have established an Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) comprised of the following individuals, each of which is independent within the meaning of applicable listing standards of the NASDAQ Stock Market, Inc. Marketplace Rules (the “NASDAQ Rules”): Robert A. Schriesheim (Chairman), Kevin L. Beebe, Balakrishnan S. Iyer, David J. McGlade and David J. McLachlan.

Audit Committee Financial Expert: The Board of Directors has determined that each of Mr. Schriesheim (Chairman), Mr. Iyer and Mr. McLachlan, is an “audit committee financial expert” and “independent” as defined under applicable NASDAQ Rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Exchange Act requires our directors, executive officers and beneficial owners of greater than 10% of our equity securities to file reports of holdings and transactions of securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended October 3, 2008, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers with respect to such fiscal year were timely made.

CODE OF ETHICS

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Rules by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Who Sets Compensation for Senior Executives?

The Compensation Committee, which is comprised solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components, and amounts, of compensation to be paid to our Chief Executive Officer, our Chief Financial Officer and each of our other executive officers, as well as any other officers or employees who report directly to the Chief Executive Officer.

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.”

What are the Objectives of Our Compensation Program?

The objectives of our executive compensation program are to attract, retain and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company’s financial performance and increases in stockholder value. Accordingly, the Compensation Committee’s goals in establishing our executive compensation program include:

(1) ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;

(2) providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to obtain our business objectives;

(3) providing short-term variable compensation that motivates executives and rewards them for achieving financial performance targets;

(4) providing long-term stock-based compensation that aligns the interest of our executives with stockholders and rewards them for increases in stockholder value; and

(5) ensuring that our executive compensation program is perceived as fundamentally fair to all of our employees.

How Do We Determine the Components and Amount of Compensation to Pay?

The Compensation Committee sets compensation for the Named Executive Officers, including salary, short-term incentives and long-term stock-based awards, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.

Retention of Compensation Consultant

The Compensation Committee has engaged Aon/Radford Consulting to assist the Compensation Committee in determining the components and amount of executive compensation. The consultant reports directly to the Compensation Committee, through its chairperson, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations.

Role of Chief Executive Officer

The Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of his direct reports, including the other Named Executive Officers. These recommendations included an assessment of each individual’s responsibilities, experience, individual performance and contribution to the Company’s performance, and also generally took into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.

Establishment of Comparator Group Data

In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2008, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 93 semiconductor companies1 and (ii) the public “peer” group data for 14 publicly-traded semiconductor companies with which the Company competes for executive talent:

* Anadigics * Analog Devices * Broadcom * Cypress Semiconductor	* Fairchild Semiconductor * Integrated Device Technology * Intersil * Linear Technology	* LSI Logic * National Semiconductor * ON Semiconductor * RF Micro Devices	* Silicon Laboratories * TriQuint Semiconductor

[1]

Where sufficient data was not available in the semiconductor survey data — for example, for a VP/General Manager position — the Comparator Group data reflected survey data regarding high-technology companies, which included a larger survey sample. Semiconductor companies included in the survey had average annual revenue of approximately $1 billion, whereas the high-technology companies included in the survey were segregated based on the annual revenue of the general manager’s business unit.

Utilization of Comparator Group Data

The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards. In addition, in setting fiscal year 2008 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.

After reviewing the data and considering the input, the Compensation Committee established a base salary, short-term incentive target and long-term stock-based compensation award for each Named Executive Officer. In establishing individual compensation, the Compensation Committee also considered the input of the Chief Executive Officer, as well as the individual experience and performance of the executive. In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills to ensure our continued growth and success, (iii) the Chief Executive Officer’s role relative to other Named Executive Officers and (iv) the considerable length of his 14-year service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation for 2008 were competitive for chief executive officers in the sector. The Chief Executive Officer was not present during voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

What are the Components of Executive Compensation?

The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, 401(k) plan retirement benefits, medical and insurance benefits. Consistent with our objective of ensuring executive compensation is perceived as fair to all employees, the Named Executive Officers do not receive any retirement benefits beyond those generally available to our full-time employees, and we do not provide medical or insurance benefits to Named Executive Officers that are significantly different from those offered to other full-time employees.

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by its consultant. Based on these factors, base salaries of the Named Executive Officers were generally targeted at the Comparator Group median, and in certain instances were targeted closer to the 75th percentile based on role, responsibility, performance and length of service. After considering all these factors, base salary adjustments ranges from 0% to 7% with the average base salary adjustment made for Named Executive Officers for fiscal year 2008 being 3.7%.

Short-Term Incentives

Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2008, the Compensation Committee adopted the 2008 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance metrics established on a semi-annual basis. Short-term incentives are intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance metrics that are generally short-term (i.e., less than one year). In establishing the short-term incentive plan, the Compensation Committee first determined a competitive short-term incentive target for each Named Executive Officer based on the Comparator Group data, and then set threshold, target and maximum incentive payment levels. At the target payout level, Skyworks’ short-term incentive was designed to result in an incentive payout equal to the median of the Comparator Group, while a maximum incentive payout for exceeding the corporate performance metrics would result in a payout above the median of the Comparator Group, and a threshold payout for meeting the minimal corporate performance metrics would result in a payout below the median. The following is the incentive payment levels the Named Executive Officers could earn in fiscal year 2008 (shown as a percentage of base salary), depending on the Company’s achievement of the performance metrics. Actual performance between the threshold and the target metrics or between the target and maximum metrics was determined based on a linear sliding scale.

	Threshold	Target	Maximum
Chief Executive Officer	30%	100%	200%
Other Named Executive Officers	20%	60%	120%

For fiscal year 2008, in establishing the Incentive Plan, the Compensation Committee considered the fact that our primary corporate goal was to increase revenue in excess of the market growth rate by gaining market share, while at the same time leveraging our fixed cost structure to generate higher earnings. As in the prior year, for fiscal year 2008, the Compensation Committee split the Incentive Plan into two six month performance periods, with the performance metrics focused on achieving corporate revenue, non-GAAP gross margin and specified non-GAAP operating income targets, in addition to a cash and customer satisfaction quality metric. The weighting of the different metrics for the first half of fiscal year 2008 is set forth as follows.

	Revenue	Non-GAAP Operating Income $	Non-GAAP Gross Margin %	Quality	Cash Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	20%	40%	20%	10%	10%
Vice President, Worldwide Operations	20%	20%	40%	10%	10%
Executive Vice President and General Manager, Front-End Solutions (“FES”)	30% (based on FES revenue)	20%	30% (based on FES revenue)	10%	10%
Senior Vice President, Sales and Marketing	30%	20%	30%	10%	10%

Because the Company exceeded each of its target performance metrics for the first half of the year, the Chief Executive Officer earned a first half incentive award equal to approximately 89% of his annual base salary and each of the other Named Executive Officers earned a first half incentive award equal to approximately between 50% to 57% of his respective annual base salary. In accordance with the provisions of the Incentive Plan, incentive payments for the first six month performance period were capped at 80% of the award earned, with 20% of the award earned held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of the fiscal year as the Company sustained its financial performance throughout fiscal year 2008.

For the second half of fiscal year 2008, the Committee again established performance metrics based on achieving specified revenue, non-GAAP gross margin, non-GAAP operating income targets and a cash and customer satisfaction quality metric. The weighting of the different metrics for the second half of fiscal year 2008 is set forth as follows.

	Revenue	Non-GAAP Operating Income $	Non-GAAP Gross Margin %	Quality	Cash Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	30%	30%	20%	10%	10%
Vice President Worldwide Operations	30%	20%	30%	10%	10%
Executive Vice President and General Manager, Front-End Solutions	40% (based on FES revenue)	20%	20% (based on FES revenue)	10%	10%
Senior Vice President, Sales and Marketing	40%	20%	20%	10%	10%

In determining the weightings among the Named Executive Officers, the Compensation Committee’s goal was to align the incentive compensation of each Named Executive Officer with the performance metrics such executive could most impact. For instance, the performance metrics for the Chief Executive Officer, Chief Financial Officer and Vice President Worldwide Operations were designed to focus such executives on improving the Company’s competitive position and achieving profitable growth overall. The performance metrics for the Executive Vice President and General Manager, Front-End Solutions were designed to focus such executive on business unit revenue (i.e., the ramping of new products and expansion of the customer base), and the performance metrics for the Senior Vice President, Sales and Marketing were designed to focus such executive on increasing overall corporate revenue while at the same time increasing gross margin.

In the second half of the year, the Company met or exceeded its targets. Accordingly, the Chief Executive Officer earned a second half incentive award equal to approximately 93% of his annual base salary, and the other Named Executive Officers earned second half incentive awards ranging from approximately 49% to 56% of their respective annual base salaries. The Compensation Committee determined to pay, in lieu of cash, unrestricted common stock of the Company for the portion of each of the Named Executive Officers second half short-term incentive earned above the “target” level. Accordingly, the Chief Executive Officer, the Chief Financial Officer, the Vice President, Worldwide Operations, the Executive Vice President and General Manager, Front-End Solutions, and Senior Vice President, Sales and Marketing received approximately 46%, 46%, 39%, 42% and 46% of their respective second half incentive payments in the form of unrestricted common stock of the Company.

For the full fiscal year, the total payments under the Incentive Plan to the Chief Executive Officer, Chief Financial Officer, the Vice President, Worldwide Operations, the Executive Vice President and General Manager, Front-End Solutions, and Senior Vice President, Sales and Marketing were approximately 182%, 109%, 99%, 109% and 108% of their respective annual base salaries.

The target financial performance metrics established by the Compensation Committee under the Incentive Plan are based on our historical operating results and growth rates as well as our expected future results, and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum financial performance metrics established by the Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Committee believes should be rewarded. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term incentive awards in extraordinary circumstances. No such discretion was exercised under the Incentive Plan for fiscal year 2008.

Long-Term Stock-Based Compensation

The Compensation Committee makes stock-based compensation awards to executive officers on an annual basis. Stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal year 2008, the Compensation Committee made awards to executive officers, including certain Named Executive Officers, on November 6, 2007, at a regularly scheduled Compensation Committee meeting. Stock options awarded to executive officers at the meeting had an exercise price equal to the closing price of the Company’s common stock on the meeting date.

In making stock-based compensation awards to certain executive officers for fiscal year 2008, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the outstanding number of shares that are typically used for employee compensation programs (i.e., “burn rate” and “overhang”). The Compensation Committee then set the number of Skyworks shares of common stock that would be made available for executive officer awards at approximately the median of the Comparator Group based on the business need, internal and external circumstances and RiskMetrics/ISS guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers. The Compensation Committee then attributed a long-term equity-based compensation value to each executive officer. One-half of that value was converted to a number of stock options using an estimated Black-Scholes value, and the remaining half was converted to a number of restricted stock awards based on the fair market value of the common stock. The Compensation Committee’s rationale for awarding restricted shares included providing an award that would have a fixed monetary value for retention purposes, while at the same time providing an incentive to the executive management team towards the common goal of increasing stockholder value. The restricted stock granted in November 2007 contained both performance and service vesting conditions as described in footnote 3 of the “Grant of Plan-Based Awards Table” below.

In addition, in order to increase retention and, at the same time, further align the interest of our executives with stockholders and reward them for significant increases in stockholder value over time, the Compensation Committee awarded performance share awards under the Company’s 2005 Long-Term Incentive Plan in November 2007 to certain employees, including the Named Executive Officers. Receipt of these performance shares is tied to three (3) stock price appreciation targets to be achieved during a three-year performance period ending on November 6, 2010. Specifically, one third (1/3) of the total performance shares will be earned upon each incremental twenty percent (20%) increase in the Company’s stock price over the 60-day trading average of the Company’s common stock immediately preceding the date of grant (the “Base Price”), such that one hundred percent (100%) of the total performance shares would be earned if the Company’s stock price (based on a rolling 60-day trading average) increases at least sixty percent (60%) over the Base Price during the performance period. In addition, an executive must continue service through the end of the performance period in order to receive any performance shares. If the stock price does not increase at least twenty-percent (20%) over the Base Price during the performance period, no shares will be issuable pursuant to an award.

Other Compensation and Benefits

We also provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical plans, dental plans, vision plans, life insurance plans and disability insurance plans to executive officers under the same terms as such benefits are offered to all other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as all other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any SERP or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees.

Although certain Named Executive Officers were historically provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”) — an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation — as a result of deferred compensation legislation under Section 409A of the IRC, effective December 31, 2005, the Company no longer permits employees to make contributions to the plan. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so.

Severance and Change of Control Benefits

None of our executive officers, including the Named Executive Officers, has an employment agreement that provides a specific term of employment with the Company. Accordingly, the employment of any such employee may be terminated at any time. We do provide certain benefits to our Named Executive Officers upon certain qualifying terminations and in connection with terminations under certain circumstances following a change of control. A description of the material terms of our severance and change of control arrangements with the Named Executive Officers can be found under the “Potential Payments Upon Termination or Change of Control” section of the Proxy Statement.

The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for two years after termination of employment. Outside of the change in control context, severance benefits are payable to the Named Executive Officers if their employment is involuntarily terminated by the Company without cause, or if a Named Executive Officer terminates his own employment for a good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company’s Board of Directors for a minimum of two (2) years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason on or after January 1,

2010. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to their respective annual base salary and targeted short-term incentive opportunity (or past short-term incentive earned).

Additionally, the Named Executive Officers would receive enhanced severance and other benefits if their employment terminated under certain circumstances in connection with a change in control of the Company which benefits are described in detail under the “Potential Payments Upon Termination or Change of Control” section of the Proxy Statement below. The Named Executive Officers are also entitled to receive a tax gross-up payment (with a $500,000 cap for Named Executive Officers other than the Chief Executive Officer) if they become subject to the 20% golden parachute excise tax imposed by Section 280G of the IRC, as the Company believes that the executives should be able to receive their contractual rights to severance without being subject to punitive excise taxes. The Company further believes these enhanced severance benefits are appropriate because the occurrence, or potential occurrence, of a change in control transaction would likely create uncertainty regarding the continued employment of each Named Executive Officer, and these enhanced severance protections encourage the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the change in control process.

Lastly, each Named Executive Officer’s outstanding unvested stock options and restricted stock awards fully vest upon the occurrence of a change in control. The Company believes this accelerated vesting is appropriate given the importance of long-term equity awards in our executive compensation program and the uncertainty regarding the continued employment of Named Executive Officers that typically occurs in a change in control context. The Company’s view is that this vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their options and restricted stock awards because of a change in control of the Company.

Compensation Tables for Named Executive Officers

Summary Compensation Table

The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2008 and fiscal year 2007.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David J. Aldrich	2008		$583,404	$0	$1,936,986	$933,064	$1,048,220	$12,191	$4,513,865
President and Chief Executive Officer	2007		$552,000	$0	$837,318	719,233	691,276	$11,838	2,811,665
Donald W. Palette	2008		$305,769	$0	$195,917	$195,653	$328,138	$12,199	$1,037,676
Vice President and Chief Financial Officer	2007	(1)	$34,615	$0	$5,005	$18,507	$56,354	$340	$114,821
Gregory L. Waters	2008		$370,635	$0	$393,257	$270,445	$397,347	$9,464	$1,441,148
Executive Vice President and General Manager, Front-End Solutions	2007		$353,000	$0	$240,198	$325,824	$252,715	$9,810	$1,181,547
Liam K. Griffin	2008		$344,000	$0	$568,901	$249,207	$365,526	$82,132	$1,609,766
Senior Vice President, Sales and Marketing	2007		$318,000	$0	$201,410	$189,483	$256,603	$136,062	$1,101,558
Bruce J. Freyman	2008		$343,000	$0	$344,246	$313,207	$335,879	$11,218	$1,347,550
Vice President, Worldwide Operations	2007		$325,000	$0	$121,820	$258,473	$262,252	$10,189	$977,734

(1)	Mr. Palette was hired as Chief Financial Officer effective August 20, 2007 at an annual salary of $300,000. In addition, he was guaranteed a short-term incentive payment for fiscal year 2007 equal to 25% of the incentive payout he would have received under the 2007 Incentive Plan had he been employed for the entire fiscal year.

(2)	The aggregate dollar amount of the expense recognized in fiscal years 2008 and 2007 for outstanding stock and options was determined in accordance with the provisions of FAS 123(R), but without regard to any estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in calculating the fair value of equity awards under FAS 123(R), see Note 10 of the Company’s Original Filing.

(3)	Reflects amounts paid to the Named Executive Officers pursuant to the Incentive Plan. For the second half of fiscal year 2008, the portion of the Incentive Plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich ($248,508), Mr. Palette ($77,794), Mr. Waters ($80,866), Mr. Griffin ($87,342) and Mr. Freyman ($64,839). The number of shares awarded in lieu of cash was based on the fair market value of the common stock on November 4, 2008, the date the second half Incentive Plan payment was approved by the Compensation Committee. For fiscal year 2007, all short-term incentive payments were made in cash.

(4)	“All Other Compensation” includes the Company’s contributions to each Named Executive Officer’s 401(k) plan account and the cost of group term life insurance premiums. Mr. Griffin’s amount includes subsidized mortgage and miscellaneous relocation expenses of $72,381 and $124,741 for fiscal years 2008 and 2007, respectively.

Grants of Plan-Based Awards Table

The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2008, including incentive awards payable under our Fiscal Year 2008 Executive Incentive Plan.

Name	Grant Date	Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David J. Aldrich	11/6/2007	$172,500	$575,000	$1,150,000	150,000	300,000	450,000	90,000	180,000	$9.33	$4,605,429
President and Chief Executive Officer
Donald W. Palette	11/6/2007	$60,000	$180,000	$360,000	17,500	35,000	52,500	10,000	20,000	$9.33	$529,064
Vice President and Chief Financial Officer
Gregory L. Waters	11/6/2007	$73,000	$219,000	$438,000	20,000	40,000	60,000	25,000	50,000	$9.33	$828,186
Executive Vice President and General Manager, Front-End Solutions
Liam K. Griffin	11/6/2007	$68,000	$204,000	$408,000	50,000	100,000	150,000	25,000	50,000	$9.33	$1,452,786
Senior Vice President, Sales and Marketing
Bruce J. Freyman	11/6/2007	$67,600	$202,800	$405,600	25,000	50,000	75,000	22,500	45,000	$9.33	$891,107
Vice President, Worldwide Operations

(1)	Actual performance between the Threshold and Target metrics are paid on a linear sliding scale beginning at the Threshold percentage and moving up to the Target percentage. The same linear scale applies for performance between Target and Maximum metrics. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the Summary Compensation Table under Non-Equity Incentive Plan Compensation. For fiscal year 2008, the portion of the Incentive Plan payment attributable to Company performance above the Target level for the second half of the fiscal year was paid to the Named Executive Officers in the form of unrestricted common stock of the Company.

(2)	Represents performance share awards made under the Company’s 2005 Long-Term Incentive Plan. Receipt of the performance shares is tied to three (3) stock price appreciation targets to be achieved during a three-year performance period ending on November 6, 2010. Specifically, one third (1/3) of the total performance shares will be earned upon each incremental twenty percent (20%) increase in the Company’s stock price over the 60-day trading average of the Company’s common stock immediately preceding the date of grant (the “Base Price”), such that one hundred percent (100%) of the total performance shares would be earned if the Company’s stock price (based on a rolling 60-day trading average) increases at least sixty percent (60%) over the Base Price during the performance period. In addition, an executive must continue service through the end of the performance period in order to receive any performance shares. If the stock price does not increase at least twenty-percent (20%) over the Base Price during the performance period, no shares will be issuable pursuant to an award.

(3)	On November 6, 2007, the Named Executive Officers were granted shares of restricted stock containing both performance and service vesting conditions. The performance condition allows for accelerated vesting of the award as of the first anniversary, second anniversary and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then one-third of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the performance condition in years one, two, three and four, the restricted stock would vest in three equal installments on the second, third and fourth anniversaries of the grant date. In November 2007, the first one-third of the restricted stock vested as the Company’s stock performance exceeded the 60th percentile of the peer group.

(4)	The options vest over four years at a rate of 25% per year commencing one year after the date of grant, provided the holder of the option remains employed by the Company. Options may not be exercised beyond three months after the holder ceases to be employed by the Company, except in the event of termination by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination.

(5)	Stock options awarded to executive officers had an exercise price equal to the closing price of the Company’s common stock on the grant date.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of Fiscal Year 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(9)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David J. Aldrich	67,000	0		0	$16.359	4/27/09	208,843	(2)	$1,560,057	300,000	$2,241,000
President and Chief	13,000	0		0	$16.359	4/27/09
Executive Officer	40,000	0		0	$27.282	9/13/09
	75,000	0		0	$44.688	4/26/10
	75,000	0		0	$28.938	10/6/10
	160,000	0		0	$13.563	4/4/11
	175,000	0		0	$12.650	4/25/12
	225,000	0		0	$4.990	6/26/12
	500,000	0		0	$9.180	1/7/14
	205,691	68,563	(3)	0	$8.930	11/10/14
	125,000	125,000	(4)	0	$4.990	11/8/12
	62,500	187,500	(5)	0	$6.730	11/7/13
	0	180,000	(6)	0	$9.330	11/6/14
Donald W. Palette	50,000	150,000	(7)	0	$7.500	8/20/14	28,750	(2)	$214,763	35,000	$261,450
Vice President and	0	20,000	(6)	0	$9.330	11/6/14
Chief Financial Officer
Gregory L. Waters	225,000	0		0	$5.320	4/17/13	54,433	(2)	$406,615	40,000	$298,800
Executive Vice President	100,000	0		0	$9.180	1/7/14
and General Manager,	48,398	16,132	(3)	0	$8.930	11/10/14
Front-End Solutions	50,000	50,000	(4)	0	$4.990	11/8/12
	18,750	56,250	(5)	0	$6.730	11/7/13
	0	50,000	(6)	0	$9.330	11/6/14
Liam K. Griffin	100,000	0		0	$24.780	9/7/11	54,433	(2)	$406,615	100,000	$747,000
Senior Vice President,	50,000	0		0	$12.650	4/25/12
Sales and Marketing	50,000	0		0	$4.990	6/26/12
	110,000	0		0	$9.180	1/7/14
	48,398	16,132	(3)	0	$8.930	11/10/14
	35,000	35,000	(4)	0	$4.990	11/8/12
	18,750	56,250	(5)	0	$6.730	11/7/13
	0	50,000	(6)	0	$9.330	11/6/14
Bruce J. Freyman	187,500	62,500	(8)	0	$5.120	5/2/15	42,500	(2)	$317,475	50,000	$373,500
Vice President,	20,000	20,000	(4)	0	$4.990	11/8/12
Worldwide Operations	15,000	45,000	(5)	0	$6.730	11/7/13
	0	45,000	(6)	0	$9.330	11/6/14

(1)	Assumes a price of $7.47 per share, the fair market value as of October 3, 2008.

(2)

Other than Mr. Palette’s restricted stock grant on August 20, 2007, which was made as part of a new hire grant package and vests 25% per year over 4 years, unvested restricted shares are comprised of 100% of the November 6, 2007 grant, 66% of November 7, 2006 grant and 25% of May 10, 2005 grant. The restricted stock awards made on November 6, 2007 and November 7, 2006, each have both performance and service based vesting conditions. The performance condition allows for accelerated vesting of an award as of the first anniversary, second anniversary and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then one-third of the award vests upon each anniversary (up to 100%). If the restricted stock recipient meets the service condition but not the performance condition in years one, two, three and four, the restricted stock would vest in three equal installments on the second, third and fourth anniversaries of the grant date. In November 2007, the first one-third of the restricted stock vested since the Company’s stock performance exceeded the 60th percentile of the peer group. In November 2008, another 33% of the November 7, 2006 grant, as well as the first 33% of the November 6, 2007 grant, vested as a result of a performance accelerator triggered as the Company exceeded the 60th percentile of it peers on the basis of stock performance. In addition, the last 33% of the November 7, 2006 grant vested in November 2008 as a result of the passage of time. The May 10, 2005 grant vests 25% per year over 4 years.

(3)	These options were granted on November 10, 2004 and vested at a rate of 25% per year until they became fully vested on November 10, 2008.

(4)	These options were granted on November 8, 2005 and vest at a rate of 25% per year until fully vested on November 8, 2009.

(5)	These options were granted on November 7, 2006 and vest at a rate of 25% per year until fully vested on November 7, 2010.

(6)	These options were granted on November 6, 2007 and vest at a rate of 25% per year until fully vested on November 6, 2011.

(7)	These options were granted on August 20, 2007 and vest at a rate of 25% per year until fully vested on August 20, 2011.

(8)	These options were granted on May 2, 2005 and vest at a rate of 25% per year until fully vested on May 2, 2009.

(9)	Reflects performance shares awarded to the Named Executive Officers on November 6, 2007 at the target level, and as specified in the “Estimated Future Payouts Under Equity Incentive Plan Awards” section of the “Grants of Plan-Based Awards Table” above.

Option Exercises and Stock Vested Table

The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David J. Aldrich	30,000	$139,440	143,843	$1,259,289
President and Chief Executive Officer
Donald W. Palette	0	$0	6,250	$58,125
Vice President and Chief Financial Officer
Gregory L. Waters	0	$0	41,934	$365,225
Executive Vice President and General Manager,
Front-End Solutions
Liam K. Griffin	0	$0	34,434	$301,925
Senior Vice President, Sales and Marketing
Bruce J. Freyman	0	$0	20,000	$177,700
Vice President, Worldwide Operations

(1)	Includes restricted stock that vested on November 6, 2007 and November 8, 2007 for Mr. Aldrich (125,000 shares), Mr. Waters (37,500 shares), Mr. Griffin (30,000 shares) and Mr. Freyman (20,000 shares) and restricted stock that vested on May 12, 2008 for Mr. Aldrich (18,843), Mr. Waters (4,434), and Mr. Griffin (4,434). For Mr. Palette, the table includes restricted stock that vested August 20, 2008 (6,250 shares).

(2)	Represents the aggregate fair market value of the stock awards on the applicable vesting dates.

Nonqualified Deferred Compensation Table

In prior fiscal years, certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan, an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation, as a result of deferred compensation legislation under Section 409A of the IRC. Effective December 31, 2005, the Company no longer permits employees to make contributions to the Executive Compensation Plan. Mr. Aldrich is the only Named Executive Officer that participated in the Executive Compensation Plan. Mr. Aldrich’s contributions are credited with earnings/losses based upon the performance of the investments he selects. Upon retirement, as defined, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his or her vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while it was active, it never made any company contributions.

The following table summarizes the aggregate earnings in the fiscal year 2008 for Mr. Aldrich under the Executive Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich,
President and Chief Executive Officer	$0	$0	$(243,280)	$0	$621,167

(1)	Balance as of October 3, 2008. This amount is comprised of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions.

Potential Payments Upon Termination or Change of Control

Chief Executive Officer

In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. David J. Aldrich (the “Aldrich Agreement”), the Company’s Chief Executive Officer. The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a payment equal to two and one-half (2  1/2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, Mr. Aldrich’s Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards.

The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the termination occurs or (y) the target annual short incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any performance share awards outstanding, shares subject to such award will be deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).

In addition, the Aldrich Agreement provides that if Mr. Aldrich voluntarily terminates his employment after January 1, 2010, subject to certain notice requirements and his availability to continue to serve on the Board of Directors of the Company and as chairman of a committee thereof for up to two (2) years, he shall be entitled to the Severance Benefits; provided however, that all Company stock options, stock appreciation rights, restricted stock, and any other equity-based awards, which were both (a) granted to him in the eighteen (18) month period prior to such termination and (b) scheduled to vest more than two (2) years from the date of such termination, will be forfeited.

The Aldrich Agreement is intended to be compliant with Section 409A of the IRC and has a three (3) year term. Additionally, the Aldrich Agreement requires Mr. Aldrich to sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and contains non-compete and non-solicitation provisions applicable to him while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment.

Other Named Executive Officers

In January 2008, the Company entered into new Change of Control / Severance Agreements with each of Bruce J. Freyman, Liam K. Griffin, Donald W. Palette and Gregory L. Waters (the “COC Agreement”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment limited to a maximum of $500,000 for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, each COC Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards. In the case of Mr. Freyman’s COC Agreement, the severance payment due will be paid out in bi-weekly installments over a 12 month period.

Each COC Agreement also sets out severance benefits outside a change of control that become payable if, while employed by the Company, the executive is involuntarily terminated without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a payment equal to the sum of (x) his annual base salary and (y) any short-term incentive award then due; and (ii) all then vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms). In the case of Mr. Freyman’s COC Agreement, any severance payment due will be paid out in bi-weekly installments over a 12 month period. In the event the executive’s death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).

Each COC Agreement is intended to be compliant with Section 409A of the IRC and has an initial two (2) year term, which is thereafter renewable on an annual basis for up to five (5) additional years upon mutual agreement of the Company and the executive. Additionally, each COC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and, except for Mr. Freyman’s COC Agreement, each contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Freyman’s COC Agreement requires contains non-solicitation provisions applicable to him while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.

The terms “change in control,” “cause,” and “good reason” are each defined in the above-referenced agreements. Change in control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of Skyworks; (ii) a change, without Board of Directors approval, of a majority of the Board of Directors of Skyworks; (iii) the acquisition of Skyworks by means of a reorganization, merger, consolidation or asset sale; or (iv) the approval of a liquidation or dissolution of Skyworks. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of Skyworks; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: a material diminution in (i) base compensation or (ii) authority, duties or responsibility, (iii) a material change in office location, or (iv) any action or inaction constituting a material breach by Skyworks of the terms of the agreement.

The following table summarizes payments and benefits that would be made to the Named Executive Officers under their current change of control/severance agreements with the Company in the following circumstances as of October 3, 2008:

•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause of for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.

The following table does not reflect any equity awards made after October 3, 2008.

Name	Benefit	Before Change in Control: Termination w/o Cause or for Good Reason (1)	After Change in Control: Termination w/o Cause or for Good Reason (1)	Upon Change in Control (1)	Death/Disability (1)
David J. Aldrich	Salary and Short-Term Incentive(4)	$2,316,808	$3,471,009	$0	$0
President and Chief	Accelerated Options	$448,750	$448,750	$448,750	$448,750
Executive Officer(2)	Accelerated Restricted Stock	$1,560,057	$1,560,057	$1,560,057	$0
	Accelerated Performance Shares	$0	$2,241,000	$2,241,000	$0
	Medical	$0	$20,010	$0	$0
	Excise Tax Gross-Up(3)	$0	$1,809,272	$0	$0

	TOTAL	$4,325,615	$9,550,098	$4,249,807	$448,750

Donald W. Palette	Salary and Short-Term Incentive(4)	$485,769	$971,539	$0	$0
Vice President and	Accelerated Options	$0	$0	$0	$0
Chief Financial Officer	Accelerated Restricted Stock	$0	$214,763	$214,763	$0
	Accelerated Performance Shares	$0	$261,450	$261,450	$0
	Medical	$0	$22,567	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$485,769	$1,970,319	$476,213	$0

Gregory L. Waters	Salary and Short-Term Incentive(4)	$589,635	$1,179,269	$0	$0
Executive Vice President	Accelerated Options	$0	$165,625	$165,625	$165,625
and General Manager,	Accelerated Restricted Stock	$0	$406,615	$406,615	$0
Front-End Solutions	Accelerated Performance Shares	$0	$298,800	$298,800	$0
	Medical	$0	$22,567	$0	$0
	Excise Tax Gross-Up(3)	$0	$0	$0	$0

	TOTAL	$589,635	$2,072,876	$871,040	$165,625

Liam K. Griffin	Salary and Short-Term Incentive(4)	$548,000	$1,096,000	$0	$0
Senior Vice President,	Accelerated Options	$0	$128,425	$128,425	$128,425
Sales and Marketing	Accelerated Restricted Stock	$0	$406,615	$406,615	$0
	Accelerated Performance Shares	$0	$747,000	$747,000	$0
	Medical	$0	$22,567	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$548,000	$2,900,607	$1,282,040	$128,425

Bruce J. Freyman	Salary and Short-Term Incentive(4)	$545,800	$1,091,600	$0	$0
Vice President,	Accelerated Options	$0	$229,775	$229,775	$229,775
Worldwide Operations	Accelerated Restricted Stock	$0	$317,475	$317,475	$0
	Accelerated Performance Shares	$0	$373,500	$373,500	$0
	Medical	$0	$20,010	$0	$0
	Excise Tax Gross-Up(3)	$0	$0	$0	$0

	TOTAL	$545,800	$2,032,360	$920,750	$229,775

(1)	Assumes a price of $7.47 per share, based on the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 3, 2008. Excludes Mr. Aldrich’s contributions to deferred compensation plan as there have been no employer contributions.

(2)	Good reason in change in control circumstances for Mr. Aldrich includes voluntarily terminating employment.

(3)	Other than Mr. Aldrich, other Named Executive Officers excise tax gross-up capped at $500,000.

(4)	Assumes an Incentive Plan payment at the target level, and does not include the value of accrued vacation/paid time off to be paid upon termination as required by law.

Director Compensation

Directors who are not employees of the Company are paid, in quarterly installments, an annual retainer of $50,000. Additional annual retainers are paid, in quarterly installments, to the Chairman of the Board ($17,500); the Chairman of the Audit Committee

($15,000); the Chairman of the Compensation Committee ($10,000); and the Chairman of the Nominating and Governance Committee ($5,000). Additional annual retainers are also paid, in quarterly installments, to directors who serve on committees in roles other than as Chairman as follows: Audit Committee ($5,000); Compensation Committee ($3,000); and Nominating and Corporate Governance Committee ($2,000). In addition, the Compensation Committee retains discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director(s) for extraordinary service during a fiscal year.

In addition, as the 2008 Director Long-Term Incentive Plan (the “2008 Director’s Plan”) was approved by the stockholders at the 2008 Annual Meeting of the Stockholders, non-employee directors now receive the following stock-based compensation: each non-employee director, when first elected to serve as a director, automatically receives a nonqualified stock option to purchase 25,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, and a restricted stock award for 12,500 shares of common stock. In addition, following each annual meeting of stockholders each non-employee director who was continuing in office or re-elected receives a restricted stock award for 12,500 shares. Unless otherwise determined by the Board of Directors, the nonqualified stock options awarded under the 2008 Director’s Plan will vest in four (4) equal annual installments and the restricted stock awards under the 2008 Director’s Plan will vest in three (3) equal annual installments. In the event of a change of control of the Company, all options under the 2008 Director’s Plan become fully exercisable.

No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.

Director Compensation Table

The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
David J. McLachlan, Chairman	$72,000	$14,922	$56,310	$143,232
Timothy R. Furey	$62,000	$14,922	$56,310	$133,232
Kevin L. Beebe	$63,000	$14,922	$85,604	$163,526
David P. McGlade	$60,000	$14,922	$90,015	$164,937
Robert A. Schriesheim	$63,000	$14,922	$59,996	$137,918
Balakrishnan S. Iyer	$57,000	$14,922	$56,310	$128,232
Moiz M. Beguwala	$50,000	$14,922	$56,310	$121,232
Thomas C. Leonard	$50,000	$14,922	$56,310	$121,232

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the year ended October 3, 2008 in accordance with FAS 123(R) and, accordingly, includes amounts from options granted prior to fiscal year 2008. For a description of the assumptions used in calculating the fair value of equity awards under FAS 123(R), see Note 10 of the Company’s Original Filing. The non-employee members of our board of directors who held such position on October 3, 2008 held the following aggregate number of unexercised options as of such date:

Name	Number of Securities Underlying Unexercised Options
David J. McLachlan, Chairman	180,000
Timothy R. Furey	165,000
Kevin L. Beebe	105,000
David P. McGlade	90,000
Robert A. Schriesheim	60,000
Balakrishnan S. Iyer	493,705
Moiz M. Beguwala	362,961
Thomas C. Leonard	150,000

(2)	The following table presents the fair value of each grant of restricted stock in 2008 to non-employee members of our board of directors, computed in accordance with FAS 123(R):

Name	Grant Date	Number of Securities Awarded	Grant Date Fair Value of Shares (1)
David J. McLachlan, Chairman	3/27/08	12,500	$83,420
Timothy R. Furey	3/27/08	12,500	$83,420
Kevin L. Beebe	3/27/08	12,500	$83,420
David P. McGlade	3/27/08	12,500	$83,420
Robert A. Schriesheim	3/27/08	12,500	$83,420
Balakrishnan S. Iyer	3/27/08	12,500	$83,420
Moiz M. Beguwala	3/27/08	12,500	$83,420
Thomas C. Leonard	3/27/08	12,500	$83,420

(1)	Based on the fair market value of $6.88 per share of common stock on March 27, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently comprises, and during fiscal year 2008 was comprised of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE Kevin L. Beebe Timothy R. Furey, Chairman David P. McGlade Robert A. Schriesheim

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 28, 2009, by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 28, 2009; (ii) the Named Executive Officers (as defined herein under the heading “Compensation Tables for Named Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 28, 2009, there were 165,935,172 shares of Skyworks common stock issued and outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within 60 days of January 29, 2009, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)		Percent of Class
Dimensional Fund Advisors L.P.	12,863,294	(3)	7.8%
Barclays Global Investors, N.A.	9,136,071	(4)	5.5%
David J. Aldrich	2,391,401	(5)	1.4%
Kevin L. Beebe	98,750		(	*)
Moiz M. Beguwala	246,342		(	*)
Bruce J. Freyman	324,986	(5)	(	*)
Timothy R. Furey	158,750		(	*)
Liam K. Griffin	630,568	(5)	(	*)
Balakrishnan S. Iyer	309,267		(	*)
Thomas C. Leonard	190,307		(	*)
David P. McGlade	83,750		(	*)
David J. McLachlan	176,350		(	*)
Donald W. Palette	95,607	(5)	(	*)
Robert A. Schriesheim	42,500		(	*)
Gregory L. Waters	644,552	(5)	(	*)
All current directors and executive officers as a group (15 persons)	5,882,787	(5)	3.5%

*	Less than 1%

(1)	Unless otherwise noted in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801 and stockholders have sole voting and investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)	Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 28, 2009 (the “Current Options”), as follows: Aldrich — 1,961,754 shares under Current Options; Beebe — 86,250 shares under Current Options; Beguwala — 220,487 shares under Current Options; Freyman — 258,750 shares under Current Options; Furey — 146,250 shares under Current Options; Griffin — 477,030 shares under Current Options; Iyer — 290,685 shares under Current Options; Leonard — 131,250 shares under Current Options; McGlade — 71,250 shares under Current Options; McLachlan — 161,250 shares under Current Options; Palette — 55,000 shares under Current Options; Schriesheim — 30,000 shares under Current Options; Waters — 514,530 shares under Current Options; current directors and executive officers as a group (15 persons) — 4,785,307 shares under Current Options.

(3)	Consists of shares beneficially owned by Dimensional Fund Advisors L.P., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, in its capacity as investment advisor to certain investment companies, trusts and accounts. Dimensional Fund Advisors L.P. has sole voting and dispositive power over all such shares. With respect to the information relating to Dimensional Fund Advisors L.P., the Company has relied on information supplied by Dimensional Fund Advisors L.P. on a Schedule 13G/A filed with the SEC on February 6, 2008. The address of Dimensional Fund Advisors L.P. is 1299 Ocean Avenue, Santa Monica, California 90401.

(4)	Consists of shares beneficially owned by Barclays Global Investors, NA. and a group of affiliated entities, which reported sole voting and dispositive power as of December 31, 2007, as follows: (i) Barclays Global Investors, N.A., sole voting power as to 3,389,589 shares and sole dispositive power as to 3,925,003 shares; (ii) Barclays Global Fund Advisors, sole voting power as to 3,706,251 shares and sole dispositive power as to 5,045,753 shares; and (iii) Barclays Global Investors, Ltd., sole dispositive power as to 165,315 shares. With respect to the information relating to the affiliated Barclays Global Investors entities, the Company has relied on information supplied by Barclays Global Investors, NA on a Schedule 13G filed with the SEC on February 6, 2008. The address of the principal business office of Barclays Investors Global, NA is 45 Fremont Street, San Francisco, California 94105.

(5)	Includes shares held in the Company’s 401(k) Savings and Investment Plan.

Equity Compensation Plan Information

The Company currently maintains ten (10) stock-based compensation plans under which our securities are authorized for issuance to our employees and/or directors:

•	the 1994 Non-Qualified Stock Option Plan

•	the 1996 Long-Term Incentive Plan

•	the Directors’ 1997 Non-Qualified Stock Option Plan

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the Washington Sub, Inc. 2002 Stock Option Plan

•	the 2005 Long-Term Incentive Plan, and

•	the 2008 Director Long-Term Incentive Plan.

Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing stock-based compensation plans was approved by our stockholders. The 1999 Employee Long-Term Incentive Plan is set to expire in April 2009.

A description of the material features of each such plan is provided below under the headings “1999 Employee Long-Term Incentive Plan,” “Washington Sub, Inc. 2002 Stock Option Plan” and “Non-Qualified Employee Stock Purchase Plan.”

The following table presents information about these plans as of October 3, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding) Securities Reflected in Column (a)
	(a)		(b)	(c)
Stock-based compensation plans approved by security holders	5,258,816	(1)	$9.64	7,852,564	(3)
Stock-based compensation plans not approved by security holders	19,401,507		$11.85	1,482,248	(4)

Total	24,660,323	(2)	$11.38	9,334,812

(1)	Excludes 1,209,245 unvested restricted shares and 1,200,000 unvested shares under performance shares awards.

(2)	Includes 4,093,906 options held by non-employees (excluding directors).

(3)	No further grants will be made under the 1994 Non-Qualified Stock Option Plan and the Directors’ 1997 Non-Qualified Stock Option Plan.

(4)	No further grants will be made under the Washington Sub Inc. 2002 Stock Option Plan, and the 1999 Plan will expire in April 2009.

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

Washington Sub, Inc. 2002 Stock Option Plan

The Washington Sub, Inc. 2002 Stock Option Plan (the “Washington Sub Plan”) became effective on June 25, 2002, in connection with the Merger. At the time of the spin-off of Conexant’s wireless business, outstanding Conexant options granted pursuant to certain Conexant stock-based compensation plans were converted so that following the spin-off and Merger each holder of those certain Conexant options held (i) options to purchase shares of Conexant common stock and (ii) options to purchase shares of Skyworks common stock. The purpose of the Washington Sub Plan is to provide a means for the Company to perform its obligations with respect to these converted stock options. The only participants in the Washington Sub Plan are those persons who, at the time of the Merger, held outstanding options granted pursuant to certain Conexant stock option plans. No further options to purchase shares of Skyworks common stock will be granted under the Washington Sub Plan. The Washington Sub Plan contains a number of sub-plans, which contain terms and conditions that are applicable to certain portions of the options subject to the Washington Sub Plan, depending upon the Conexant stock option plan from which the Skyworks options granted under the Washington Sub Plan were derived. The outstanding options under the Washington Sub Plan generally have the same terms and conditions as the original Conexant options from which they are derived. Most of the sub-plans of the Washington Sub Plan contain provisions related to the effect of a participant’s termination of employment with the Company, if any, and/or with Conexant on options granted pursuant to such sub-plan. Several of the sub-plans under the Washington Sub Plan contain specific provisions related to a change in control of the Company.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described in “Compensation Discussion & Analysis,” since September 29, 2007 there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s polices and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all future related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater then $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Moiz M. Beguwala, Timothy R. Furey, Balakrishnan S. Iyer, Thomas C. Leonard, David J. McLachlan, David P. McGlade and Robert A. Schriesheim, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director and are independent directors of the Company within the meaning of applicable NASDAQ Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2008 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2008. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2008	% of Total	Fiscal Year 2007	% of Total
Total Audit Fees – Integrated Audit(1)	$1,356,000	97%	$1,295,000	91%
Audit-Related Fees(2)	—	0%	86,000	6%
Tax Fees(3)	45,000	3%	46,000	3%
All Other Fees(4)	2,000	0%	2,000	0%

Total Fees	$1,403,000	100%	$1,429,000	100%

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Fiscal year 2008 and fiscal year 2007 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to registration statement filings for financing activities and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation or review of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $45,000 and $46,000 of the total tax fees for fiscal year 2008 and 2007, respectively. Tax advice and tax planning services relate to assistance with tax audits.

(4)	All other fees for fiscal year 2008 and 2007 consist of licenses for accounting research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2008 and fiscal 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The list of Exhibits filed as part of this report are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2009

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

10.M*	Form of Notice of Grant of Stock Option under the Company’s 1996 Long-Term Incentive Plan	8-K	001-5560	10.1	11/17/2004

10.N*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended 1/31/2006)	10-Q	001-5560	10.S	2/07/2007

10.O*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

10.P*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions In. Cash Compensation Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB	Form of Performance Share Agreement, Under the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/6/2008

10.CC	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

10.DD	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.EE	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

10.FF	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

11	Statement regarding calculation of per share earnings [see Note 2 to the Consolidated Financial Statements]	10-K	001-5560	11	12/02/2008

12	Computation of Ratio of Earnings to Fixed Charges	10-K	001-5560	12	12/02/2008

21	Subsidiaries of the Company	10-K	001-5560	21	12/02/2008

23.1	Consent of KPMG LLP	10-K	001-5560	23.1	12/02/2008

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.1	12/02/2008

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.2	12/02/2008

31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

31.4	Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	32.1	12/02/2008

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	32.2	12/02/2008

*	Indicates a management contract or compensatory plan or arrangement.