Form 10-Q
period 2009-01-02
SKYWORKS SOLUTIONS INC
filed 2009-02-11
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009

Common Stock, par value $.25 per share	165,478,996

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 2, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended
	January 2,	December 28,
	2009	2007

Net revenues	$210,228	$210,533
Cost of goods sold	126,361	128,195

Gross profit	83,867	82,338
Operating expenses:
Research and development	34,644	34,094
Selling, general and administrative	27,101	25,287
Amortization of intangible assets	1,149	1,932

Total operating expenses	62,894	61,313

Operating income	20,973	21,025
Interest expense	(1,139)	(2,208)
Gain on early retirement of convertible debt	2,035	—
Other income, net	1,402	2,050

Income before income taxes	23,271	20,867
Provision for income taxes	1,247	1,789

Net income	$22,024	$19,078

Per share information:
Net income, basic	$0.13	$0.12

Net income, diluted	$0.13	$0.12

Number of weighted-average shares used in per share computations, basic	164,855	160,319

Number of weighted-average shares used in per share computations, diluted	165,188	162,836

The following table summarizes share-based compensation expense for the three-month periods ended January 2, 2009 and December 28, 2007 which is included in the financial statement line items above as follows:

	Three-months Ended
	January 2,	December 28,
(In thousands)	2009	2007

Cost of sales	$909	$834
Research and development	1,657	1,146
Selling, general and administrative	4,023	3,027

Total share-based compensation expense included in expenses	$6,589	$5,007

The accompanying notes are an integral part of these consolidated financial statements

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	January 2,	October 3,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$243,695	$225,104
Restricted cash	5,962	5,962
Receivables, net of allowance for doubtful accounts of $1,072 and $1,048, respectively	108,871	146,710
Inventories	98,551	103,791
Other current assets	12,366	13,089

Total current assets	469,445	494,656
Property, plant and equipment, net	175,127	173,360
Goodwill	483,671	483,671
Intangible assets, net	19,817	19,746
Deferred tax assets	53,185	53,192
Other assets	10,444	11,474

Total assets	$1,211,689	$1,236,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$50,000
Accounts payable	52,578	58,527
Accrued compensation and benefits	23,261	32,110
Other current liabilities	9,470	8,103

Total current liabilities	135,309	148,740
Long-term debt, less current maturities	97,116	137,616
Other long-term liabilities	4,994	5,527

Total liabilities	237,419	291,883

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 170,828 shares issued and 165,825 shares outstanding at January 2, 2009 and 170,323 shares issued and 165,592 shares outstanding at October 3, 2008	41,456	41,398
Additional paid-in capital	1,440,764	1,430,999
Treasury stock	(35,711)	(33,918)
Accumulated deficit	(471,059)	(493,083)
Accumulated other comprehensive loss	(1,180)	(1,180)

Total stockholders’ equity	974,270	944,216

Total liabilities and stockholders’ equity	$1,211,689	$1,236,099

The accompanying notes are an integral part of these consolidated financial statements

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three-months Ended
	January 2,	December 28,
	2009	2007

Cash flows from operating activities:
Net income	$22,024	$19,078
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,589	5,007
Depreciation	11,211	10,916
Charge in lieu of income tax expense	—	1,465
Amortization of intangible assets	1,149	1,932
Amortization of deferred financing costs	237	481
Contribution of common shares to savings and retirement plans	1,232	828
Deferred income taxes	44	(257)
Loss on sales of assets	1	6
Provision for (losses) recoveries on accounts receivable	24	(58)
Changes in assets and liabilities:
Receivables	37,815	730
Inventories	5,363	1,580
Other current and long-term assets	1,479	1,331
Accounts payable	(5,949)	12,810
Other current and long-term liabilities	(6,285)	(355)

Net cash provided by operating activities	74,934	55,494

Cash flows from investing activities:
Capital expenditures	(12,980)	(19,903)
Payments for acquisitions	(1,220)	(32,617)
Sale of investments	—	10,000
Purchase of investments	—	(7,500)

Net cash used in investing activities	(14,200)	(50,020)

Cash flows from financing activities:
Retirement of Junior Notes	—	(49,335)
Retirement of 2007 Convertible Notes	(40,500)	—
Change in restricted cash	—	200
Repurchase of common stock	(1,792)	(1,329)
Net proceeds from exercise of stock options	149	2,127

Net cash used in financing activities	(42,143)	(48,337)

Net increase (decrease) in cash and cash equivalents	18,591	(42,863)
Cash and cash equivalents at beginning of period	225,104	241,577

Cash and cash equivalents at end of period	$243,695	$198,714

Supplemental cash flow disclosures:
Taxes paid	$225	$171

Interest paid	$425	$1,834

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. (“Skyworks” or the “Company”) designs, manufactures and markets a broad range of high reliability analog and mixed signal semiconductors enabling a broad range of end markets. Our power amplifiers (PAs) and front-end modules (FEMs) can be found in many of the cellular handsets sold by the world’s leading manufacturers. Leveraging our core analog technologies, we also offer a diverse portfolio of linear integrated circuits (ICs) that support automotive, broadband, cellular infrastructure, industrial and medical applications.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three-month period ended January 2, 2009 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 3, 2008 as filed with the SEC.
The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in our estimates, including our estimates impacting marketable securities and long-lived assets. Significant judgment is required in determining the fair value of marketable securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2009 consists of 52 weeks and ends on October 2, 2009. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks. The first quarters of fiscal 2009 and fiscal 2008 each consisted of 13 weeks and ended on January 2, 2009 and December 28, 2007, respectively.
2. BUSINESS COMBINATIONS
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies. The Company acquired raw materials, die bank, finished goods, proprietary GaAs PA/FEM designs and related intellectual property in a business combination from Freescale Semiconductor. We also acquired sixteen fundamental HBT and RF MEMs patents in an asset acquisition from another company. The purchase accounting on these acquisitions was finalized in March 2008 based upon the fair value of the tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations. (“SFAS 141”). The Company’s primary reasons for the above acquisitions were to expand its market share in power amplifiers and front end modules at certain existing customers, and increase the probability of future design wins with these customers. The significant factors that resulted in recognition of goodwill in one of the transactions were: (a) the purchase price was based on cash flow projections assuming the sale of the acquired inventory and the sale of the Company’s next generation product (a derivative of the acquired inventory); and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.

3. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and classifies them as “available for sale.” At January 2, 2009, these securities consist of $3.2 million in amortized cost of auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each month. The recent uncertainties in the credit markets have disrupted the liquidity of this process resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in stockholders’ equity in accumulated other comprehensive loss. As of January 2, 2009, the Company re-evaluated the ARS and determined that no further adjustment was required. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
4. FINANCIAL INSTRUMENTS
On October 4, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”). In accordance with FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157, the Company has deferred the adoption of SFAS 157 for non-financial assets and liabilities including intangible assets and reporting units measured at fair value in the first step of a goodwill impairment test. The Company will adopt the remainder of SFAS 157 on the first day of fiscal year 2010. In accordance with SFAS 157, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted market price for identical instruments traded in active markets.

•	Level 2 — Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.
Under SFAS 157, the Company groups marketable securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.
The Company has cash equivalents classified as Level 1 and no Level 2 securities. The marketable securities classified as Level 3 are auction rate securities.
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of January 2, 2009 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$235,628	$235,628	—	—
Auction rate securities	2,288	—	—	2,288

Total	$237,916	$235,628	$—	$2,288

5. INVENTORIES
Inventories consist of the following (in thousands):

	January 2,	October 3,
	2009	2008

Raw materials	$5,582	$8,005
Work-in-process	58,402	64,305
Finished goods	34,567	31,481

Total inventories	$98,551	$103,791

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	January 2,	October 3,
	2009	2008

Land	$9,423	$9,423
Land and leasehold improvements	5,075	4,989
Buildings	39,708	39,708
Furniture and fixtures	25,282	24,889
Machinery and equipment	392,621	382,582
Construction in progress	31,383	29,845

Total property, plant and equipment, gross	503,492	491,436
Accumulated depreciation and amortization	(328,365)	(318,076)

Total property, plant and equipment, net	$175,127	$173,360

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted
	Average	January 2, 2009			October 3, 2008
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$483,671	$—	$483,671	$483,671	$—	$483,671

Amortized intangible assets
Developed technology	5-10	$11,850	$(7,816)	$4,034	$11,850	$(7,533)	$4,317
Customer relationships	5-10	21,210	(10,393)	10,817	21,210	(9,650)	11,560
Patents	2-3	2,120	(423)	1,697	900	(300)	600
Other	.5-3	2,649	(2,649)	—	2,649	(2,649)	—

Amortized intangible assets		37,829	(21,281)	16,548	36,609	(20,132)	16,477
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$41,098	$(21,281)	$19,817	$39,878	$(20,132)	$19,746

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended
	January 2,	December 28,
	2009	2007

Amortization expense	$1,149	$1,932
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents
	Goodwill	Technology	Relationships	and Other	Trademarks	Total
Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,549	$3,269	$523,549
Additions during period	—	—	—	1,220	—	1,220

Balance as of January 2, 2009	$483,671	$11,850	$21,210	$4,769	$3,269	$524,769

Goodwill is adjusted as required as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $7.6 million as of January 2, 2009. There was no adjustment to reduce goodwill during the fiscal quarter ended January 2, 2009.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company performed a goodwill impairment test for the three-month period ended January 2, 2009, and determined that as of January 2, 2009, its goodwill was not impaired.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$4,887	$4,983	$4,258	$3,569	$—
8. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	January 2,	October 3,
	2009	2008

2007 Convertible Notes	$97,116	$137,616

Long-term debt	$97,116	$137,616
Less-current maturities	—	—

Total long-term debt	$97,116	$137,616

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consisted of $100.0 million of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, at the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. During the three-month period ended January 2, 2009, the Company redeemed $40.5 million of the 1.50% convertible subordinated notes at an average price of 92.6. A discount of approximately $2.9 million offset by approximately $0.9 million in deferred financing costs was recorded as a gain during the period.
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred at January 2, 2009 pursuant to the application of FASB 5 and thus has not recorded a liability.
Short-Term Debt
Short-term debt consists of the following (in thousands):

	January 2,	October 3,
	2009	2008

Current maturities of long-term debt	$—	$—
Facility Agreement	50,000	50,000

Total short-term debt	$50,000	$50,000

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 11, 2008 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of January 2, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
9. INCOME TAXES
We recorded tax provisions of $1.2 million and $1.8 million for the three-month periods ended January 2, 2009 and December 28, 2007, respectively. Our effective tax rates were 5.4% and 8.6% for the three-month periods ended January 2, 2009 and December 28, 2007, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance and foreign earnings taxed at rates lower than the federal statutory rate.

As noted in our most recent Annual Report on Form 10-K, no benefit has been recognized for certain acquisition related deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the acquisition related deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
In accordance with SFAS 109, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of January 2, 2009, we have established a valuation allowance of $75.4 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $300.3 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of January 2, 2009.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on September 29, 2007, and the provisions of FIN 48 are applied to all income tax provisions commencing from that date.
During the quarter ended January 2, 2009, there were no significant changes in the Company’s gross unrecognized tax benefits. Of the total unrecognized tax benefits at January 2, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is $0.0. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of the adoption of FIN 48 are the United States, California, and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statue of limitations is closed on years before fiscal 2004, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statue of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal year 2002.

10. COMMITMENTS AND CONTINGENCIES
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
11. RESTRUCTURING
Restructuring and special charges consists of the following:
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
Activity and liability balances related to the fiscal 2006 restructuring actions are as follows (in thousands):

		License and
	Facility	Software	Workforce	Asset
	Closings	Write-offs	Reductions	Impairments	Total

Charged to costs and expenses	$105	$9,583	$13,070	$4,197	$26,955
Non-cash items	—	(6,426)	—	(4,197)	(10,623)

Restructuring balance, September 29, 2006	$105	$3,157	$13,070	$—	$16,332
Charged to costs and expenses	4,483	(83)	530	—	4,930
Reclassification of reserves	(128)	(508)	636	—	—
Non-cash items	—	(419)	—	—	(419)
Cash payments	(1,690)	(1,847)	(13,242)	—	(16,779)

Restructuring balance, September 28, 2007	$2,770	$300	$994	$—	$4,064
Charged to costs and expenses	567	—	—	—	567
Reclassification of reserves	547	(75)	48	—	520
Cash payments	(1,667)	(225)	(806)	—	(2,698)

Restructuring balance, October 3, 2008	$2,217	$—	$236	$—	$2,453
Cash payments	(1,053)	—	(76)	—	(1,129)

Restructuring balance, January 2, 2009	$1,164	$—	$160	$—	$1,324

The Company anticipates that most of the remaining payments associated with the exit of the baseband product area will be remitted during fiscal year 2009.
12. SEGMENT INFORMATION
In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segment’s profit or loss. All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, and have similar research and development expenses and similar selling, general and administrative expenses, thus, the Company had concluded at October 3, 2008 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.

13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended January 2, 2009 and December 28, 2007 included share-based compensation expense under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) of $6.6 million and $5.0 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, and employee stock purchases under SFAS 123(R) for the three-month periods ended January 2, 2009 and December 28, 2007, which were allocated as follows:

	Three-months Ended
	January 2,	December 28,
(In thousands)	2009	2007

Stock Options	$2,866	$2,304
Non-vested restricted stock with service and market conditions	2,352	1,602
Non-vested restricted stock with service conditions	293	284
Performance shares	650	401
Employee Stock Purchase Plan	428	416

Total share-based compensation expense	$6,589	$5,007

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases, performance stock grants, and restricted stock grants under SFAS 123(R) for the three-month periods ended January 2, 2009 and December 28, 2007, which were allocated as follows:

	Three-months Ended
	January 2,	December 28,
(In thousands)	2009	2007

Cost of sales	$909	$834
Research and development	1,657	1,146
Selling, general and administrative	4,023	3,027

Total share-based compensation expense included in operating expenses	$6,589	$5,007

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at January 2, 2009 and December 28, 2007:

	Three-months Ended
	January 2,	December 28,
	2009	2007

Expected volatility	60.90%	51.56%
Risk free interest rate (7 year contractual life options)	2.28%	3.91%
Risk free interest rate (10 year contractual life options)	2.76%	4.07%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.42
Expected option life (10 year contractual life options)	5.79	5.80
14. EARNINGS PER SHARE

	Three-months Ended
	January 2,	December 28,
(In thousands, except per share amounts)	2009	2007

Net income	$22,024	$19,078

Weighted average shares outstanding — basic	164,855	160,319
Effect of dilutive stock options	333	2,517

Weighted average shares outstanding — diluted	165,188	162,836

Net income per share — basic	$0.13	$0.12
Effect of dilutive stock options	—	—

Net income per share — diluted	$0.13	$0.12

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 25.3 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended January 2, 2009 as their effect would have been anti-dilutive.
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
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the three-month periods ended January 2, 2009 or December 28, 2007 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 11.7 million shares and 21.0 million shares, respectively.
15. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended
	January 2,	December 28,
(In thousands)	2009	2007

Net Income	$22,024	$19,078
Other comprehensive income (loss):
Unrealized loss on auction rate securities	—	(736)

Total comprehensive income	$22,024	$18,342

16. SUBSEQUENT EVENT
On January 22, 2009, the Company committed to a restructuring plan to realign its costs given current business conditions. The plan reduces global headcount by approximately 4%, or 150 employees, primarily affecting RF transceiver development. The plan will be implemented, in most part, by the end of the second fiscal quarter of 2009, and the Company anticipates pre-tax charges of approximately $18.0 million. These charges will include severance costs and asset impairments for inventory and equipment. Total cash charges will approximate $6.0 million, of which half are expected to be paid in the second fiscal quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, under the heading “Certain Business Risks” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.
RESULTS OF OPERATIONS
THREE-MONTHS ENDED JANUARY 2, 2009 AND DECEMBER 28, 2007
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three-month periods ended January 2, 2009 and December 28, 2007:

	Three-months Ended
	January 2,	December 28,
	2009	2007

Net revenues	100.0%	100.0%
Cost of goods sold	60.1	60.9

Gross profit	39.9	39.1
Operating expenses:
Research and development	16.5	16.2
Selling, general and administrative	12.9	12.0
Amortization of intangible assets	0.5	0.9

Total operating expenses	29.9	29.1

Operating income	10.0	10.0
Interest expense	(0.5)	(1.0)
Gain on early retirement of convertible debt	1.0	0.0
Other income, net	0.6	0.9

Income before income taxes	11.1	9.9
Provision for income taxes	0.6	0.8

Net income	10.5%	9.1%

GENERAL
During the three-month period ended January 2, 2009, our financial performance resulted in the following:
▪	We generated $74.9 million in cash from operations in the three-month period ended January 2, 2009, an increase of $19.4 million from the comparable three-month period ended December 28, 2007. At January 2, 2009, we had $249.7 million in cash, cash equivalents and restricted cash.

▪	In the three-month period ended January 2, 2009, we retired $40.5 million of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 percent of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million and reduced related potential dilution of stockholder ownership by approximately 4.2 million shares.

▪	We increased gross profit by $1.5 million in the three-month period ended January 2, 2009, as compared to the first fiscal quarter of 2008, reflecting a gross profit margin of 39.9%, principally the result of a more favorable revenue mix, higher equipment efficiencies at our factories, progress on yield improvement initiatives, and material cost reductions, despite of relatively unchanged net revenues.
NET REVENUES

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Net revenues	$210,228	(0.1)%	$210,533
We market and sell our mobile platforms and linear products to top tier Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into strategic arrangements that leverage our broad intellectual property portfolio by licensing or selling our patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.
Net revenues remained relatively unchanged for the first fiscal quarter of 2009, as compared to the first fiscal quarter of 2008. Net revenues from our top three customers decreased to 41.5% in the first quarter of fiscal 2009 from 47.2% in the first quarter of fiscal 2008, reflecting continued expansion of our customer base and the successful execution of our diversification strategy.
GROSS PROFIT

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Gross profit	$83,867	1.9%	$82,338
% of net revenues	39.9%		39.1%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.

The increase in gross profit as a percentage of revenue and in aggregate dollars for the three-month period ended January 2, 2009, as compared to the corresponding period in the previous fiscal year, was principally attributable to increased labor and benefit costs as we continued to invest in what we believe might be growth areas.
RESEARCH AND DEVELOPMENT

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Research and development	$34,644	1.6%	$34,094
% of net revenues	16.5%		16.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and elots, equity based compensation expense and design and test tool costs.
The increase in research and development expenses in aggregate dollars and as a percentage of net revenues for the three-month period ended January 2, 2009 as compared to the corresponding period in the previous fiscal year was principally attributable to increased labor and benefit costs as we continued to invest in what we believe to be growth areas.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Selling, general and administrative	$27,101	7.2%	$25,287
% of net revenues	12.9%		12.0%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales representative commissions, advertising, marketing and other costs.
Selling, general and administrative expenses increased in aggregate dollars and as a percentage of revenue for the three-month period ended January 2, 2009, as compared to the corresponding period in fiscal year 2008, primarily due to higher share-based compensation expense and sales commissions.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Amortization	$1,149	(40.5)%	$1,932
% of net revenues	0.5%		0.9%
The decrease in amortization expense during the three-month period ended January 2, 2009, as compared to the corresponding period of fiscal 2008, was due to a reduction in amortization of intangible assets associated with an acquisition completed in October 2007. See Note 2 of Notes to Unaudited Interim Consolidated Financial Statements for additional information
INTEREST EXPENSE

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Interest expense	$1,139	(48.4)%	$2,208
% of net revenues	0.5%		1.0%

Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenues for the three-month period ended January 2, 2009, when compared to the corresponding periods in fiscal 2008, was due to the retirement of our higher interest rate Junior Notes, and the early retirement of $62.4 million and $40.5 million of the 2007 Convertible Notes in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. See Note 8 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Gain on early retirement of convertible debt	$2,035	100.0%	$0.0
% of net revenues	1.0%		0.0%
In the three-month period ended January 2, 2009, we retired $40.5 million of our 2007 Convertible Notes due in 2012. We recorded income of $2.0 million in the first quarter of fiscal 2009 related to the early retirement of these notes, reflecting a $2.9 million discount received on the early retirement of the debt offset by a $0.9 million write-off of deferred financing costs.
OTHER INCOME, NET

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Other income, net	$1,402	(31.6)%	$2,050
% of net revenues	0.6%		0.9%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for the three-month period ended January 2, 2009, as compared to the corresponding period in fiscal 2008, is due to an overall decline in interest income on invested cash balances due to lower interest rates in fiscal 2009.
PROVISION FOR INCOME TAXES

	Three-months Ended
	January 2,		December 28,
(dollars in thousands)	2009	Change	2007

Provision for income taxes	$1,247	(30.3)%	$1,789
% of net revenues	0.6%		0.8%
The provision for income taxes for the three-month periods ended January 2, 2009 and December 28, 2007 consists of approximately $0.9 million and $1.9 million, respectively, of United States income taxes. Of the total United States income tax provision, $0.0 million and $1.5 million were recorded as a charge reducing the carrying value of goodwill for the three-month periods ended January 2, 2009 and December 28, 2007, respectively.
The provision for the three-month periods ended January 2, 2009 and December 28, 2007 consists of approximately $0.3 million and $(0.1) million, respectively, of foreign income taxes incurred by foreign operations.

In accordance with SFAS 109, Accounting for Income Taxes, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of January 2, 2009, we have established a valuation allowance of $75.4 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
Realization of benefits from our deferred tax asset (principally research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $300.3 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of January 2, 2009.
As noted in our Annual Report on Form 10-K, no benefit has been recognized for certain acquisition related deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the acquisition related deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of the beginning of fiscal year 2008. During the quarter ended January 2, 2009, there were no significant changes in the Company’s gross unrecognized tax benefits. Of the total unrecognized tax benefits at January 2, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is $0.0 million. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of the adoption of FIN 48 are the United States, California, and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statue of limitations is closed on years before fiscal 2004, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statue of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal year 2002.
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Three-months Ended
	January 2,	December 28,
(dollars in thousands)	2009	2007

Cash and cash equivalents at beginning of period	$225,104	$241,577
Net cash provided by operating activities	74,934	55,494
Net cash used in investing activities	(14,200)	(50,020)
Net cash used in financing activities	(42,143)	(48,337)

Cash and cash equivalents at end of period	$243,695	$198,714

Based on our results of operations for fiscal 2008 and the first three months of fiscal 2009, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances increased $18.6 million to $243.7 million at January 2, 2009 from $225.1 million at October 3, 2008. We generated $74.9 million in cash from operations during the three-month period ended January 2, 2009, which was offset by the retirement of $40.5 million of the 2007 Convertible Notes and capital expenditures of $13.0 million. The number of days sales outstanding for the three-month period ended January 2, 2009 decreased to 47 from 72 for the corresponding period in fiscal 2008.
During the three-month period ended January 2, 2009, we generated net income of $22.0 million. We experienced a decrease in receivables, inventories, and other assets of $37.8 million, $5.4 million, and $1.5 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, and share-based compensation expense) totaling $20.4 million. This was offset by a decrease in accounts payable and other accrued liabilities of $5.9 million and $6.3 million, respectively.
Cash used in investing activities for the three-month period ended January 2, 2009 consisted of investments in capital equipment of $13.0 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the three-month period ended January 2, 2009 consisted of the retirement of $40.5 million of our 2007 Convertible Notes, and the repurchase of treasury stock of $1.8 million, offset by cash provided by stock option exercises of $0.2 million.
Our invested cash balances primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, highly rated commercial paper and certificates of deposit. At January 2, 2009, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. The recent disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss was recorded in Other Comprehensive Income. As of January 2, 2009, we re-evaluated our auction rate securities and determined that no adjustment was required. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, if we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.

On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2008, and as of January 2, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 3, 2008 has not materially changed since we filed that report, with the exception that we retired $40.5 million of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million as of November 12, 2008. Our short-term and long-term debt are more fully described in Note 8 of this Form 10-Q.
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

SFAS 162
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.
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

FSP No. FAS 157-3
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The Company has adopted FSP 157-3 for its financial assets carried at fair value and determined that it does not have a material impact on its results of operations or financial position. The Company will adopt FSP 157-3 for non-financial assets in the first fiscal quarter of 2010 and is currently evaluating the impact on it results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, market rate and interest risks as described below:
Investment and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of January 2, 2009 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$243.7
Restricted cash (time deposits and certificates of deposit)	6.0
Available for sale securities (auction rate securities)	2.3

Total	$252.0

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
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. The Company incurred unrealized foreign exchange gains/ (losses) of $0.8 million and $0.0 million for the three-month periods ended January 2, 2009 and December 28, 2007, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended January 2, 2009 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 3, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended January 2, 2009:

						Maximum Number (or
						Approximately
				Total Number of		Dollar Value) of
				Shares Purchased as		Shares that May Yet
				Part of Publicly		Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or		the Plans or
Period	Shares Purchased		per Share	Programs		Programs
October 6, 2008	2,582	(1)	$7.51	N/A	(2)	N/A	(2)
October 11, 2008	853	(1)	$7.00	N/A	(2)	N/A	(2)
October 20, 2008	447	(1)	$6.67	N/A	(2)	N/A	(2)
October 21, 2008	3,759	(1)	$6.38	N/A	(2)	N/A	(2)
November 4, 2008	80,317	(1)	$7.18	N/A	(2)	N/A	(2)
November 6, 2008	48,585	(1)	$6.42	N/A	(2)	N/A	(2)
November 7, 2008	135,141	(1)	$6.30	N/A	(2)	N/A	(2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.

Item 5. Other Information
2009 Annual Meeting of Stockholders
We currently expect to hold our 2009 annual meeting of stockholders on May 12, 2009. The 2009 annual meeting date constitutes a change of more than 30 days from the anniversary of the 2008 annual meeting. As a result, stockholder proposals to be presented at the 2009 Annual Meeting must be received by the Company’s Secretary not later than February 21, 2009, and any proposal intended to be included in the Company’s proxy statement for the 2009 annual meeting must also be received by the Company’s Secretary not later than February 21, 2009.
Please refer to the proxy statement for the 2008 annual meeting of stockholders for the procedures for submitting stockholder proposals to the Company.
Item 6. Exhibits

Number	Description

10.II*	Fiscal 2009 Executive Incentive Compensation Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: February 11, 2009	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

10.II	Fiscal 2009 Executive Incentive Compensation Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002