Form 10-Q
period 2009-04-03
SKYWORKS SOLUTIONS INC
filed 2009-05-13
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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

Registrant’s telephone number, including area code: (781) 376-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009

Common Stock, par value $.25 per share	167,438,102

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008

Net revenues	$172,990	$201,708	$383,218	$412,241
Cost of goods sold	108,115	121,341	234,476	249,536

Gross profit	64,875	80,367	148,742	162,705
Operating expenses:
Research and development	28,596	36,581	63,240	70,675
Selling, general and administrative	22,794	23,346	49,895	48,633
Amortization of intangible assets	1,246	1,871	2,395	3,803
Restructuring and other charges	15,982	—	15,982	—

Total operating expenses	68,618	61,798	131,512	123,111

Operating (loss) income	(3,743)	18,569	17,230	39,594
Interest expense	(808)	(1,769)	(1,947)	(3,977)
Gain on early retirement of convertible debt	—	—	2,035	—
Other (expense) income, net	(13)	1,883	1,389	3,933

(Loss) Income before income taxes	(4,564)	18,683	18,707	39,550
Provision for income taxes	25	2,010	1,272	3,799

Net (loss) income	$(4,589)	$16,673	$17,435	$35,751

Per share information:
Net (loss) income, basic	$(0.03)	$0.10	$0.11	$0.22

Net (loss) income, diluted	$(0.03)	$0.10	$0.11	$0.22

Number of weighted-average shares used in per share computations, basic	165,997	161,165	165,426	160,742

Number of weighted-average shares used in per share computations, diluted	165,997	162,982	165,981	162,740

The following table summarizes share-based compensation expense for the three and six-month periods ended April 3, 2009 and March 28, 2008 which are included in the financial statement line items above as follows:

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2009	2008	2009	2008

Cost of sales	$828	$677	$1,737	$1,511
Research and development	1,158	2,620	2,814	3,765
Selling, general and administrative	2,278	2,346	6,302	5,374

Total share-based compensation expense included in expenses	$4,264	$5,643	$10,853	$10,650

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	April 3,	October 3,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$261,951	$225,104
Restricted cash	5,962	5,962
Receivables, net of allowance for doubtful accounts of $1,632 and $1,048, respectively	112,130	146,710
Inventories	91,753	103,791
Other current assets	14,838	13,089

Total current assets	486,634	494,656
Property, plant and equipment, net	163,576	173,360
Goodwill	483,671	483,671
Intangible assets, net	18,571	19,746
Deferred tax assets	52,013	53,192
Other assets	9,839	11,474

Total assets	$1,214,304	$1,236,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$100,000	$50,000
Accounts payable	48,098	58,527
Accrued compensation and benefits	21,032	32,110
Other current liabilities	14,163	8,103

Total current liabilities	183,293	148,740
Long-term debt, less current maturities	47,116	137,616
Other long-term liabilities	4,965	5,527

Total liabilities	235,374	291,883

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 171,931 shares issued and 166,919 shares outstanding at April 3, 2009 and 170,323 shares issued and 165,592 shares outstanding at October 3, 2008	41,730	41,398
Additional paid-in capital	1,449,798	1,430,999
Treasury stock	(35,769)	(33,918)
Accumulated deficit	(475,649)	(493,083)
Accumulated other comprehensive loss	(1,180)	(1,180)

Total stockholders’ equity	978,930	944,216

Total liabilities and stockholders’ equity	$1,214,304	$1,236,099

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	April 3,	March 28,
	2009	2008

Cash flows from operating activities:
Net income	$17,435	$35,751
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,853	10,650
Depreciation	22,815	21,993
Charge in lieu of income tax expense	—	2,720
Amortization of intangible assets	2,395	4,112
Amortization of deferred financing costs	446	892
Contribution of common shares to savings and retirement plans	4,430	5,016
Non-cash restructuring expense	955	—
Deferred income taxes	1,239	(300)
Loss on sales of assets	47	58
Inventory write-downs	3,458	—
Asset impairments	5,616	—
Provision for losses on accounts receivable	584	241
Changes in assets and liabilities:
Receivables	33,996	2,474
Inventories	8,369	(6,730)
Other current and long-term assets	(1,577)	2,376
Accounts payable	(10,429)	20,274
Other current and long-term liabilities	(3,836)	(3,654)

Net cash provided by operating activities	96,796	95,873

Cash flows from investing activities:
Capital expenditures	(18,694)	(37,416)
Payments for acquisitions	(1,220)	(32,627)
Sale of investments	—	10,000
Purchase of investments	—	(7,500)

Net cash used in investing activities	(19,914)	(67,543)

Cash flows from financing activities:
Retirement of Junior Notes	—	(49,335)
Retirement of 2007 Convertible Notes	(40,500)	—
Change in restricted cash	—	200
Repurchase of common stock	(1,850)	(1,619)
Net proceeds from exercise of stock options	2,315	3,004

Net cash used in financing activities	(40,035)	(47,750)

Net increase (decrease) in cash and cash equivalents	36,847	(19,420)
Cash and cash equivalents at beginning of period	225,104	241,577

Cash and cash equivalents at end of period	$261,951	$222,157

Supplemental cash flow disclosures:
Taxes paid	$510	$482

Interest paid	$1,225	$3,747

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and six-month periods ended April 3, 2009 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 3, 2008 as filed with the SEC.
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
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2009 consists of 52 weeks and ends on October 2, 2009. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks. The second quarters of fiscal 2009 and fiscal 2008 each consisted of 13 weeks and ended on April 3, 2009 and March 28, 2008, respectively.
2. BUSINESS COMBINATIONS
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies. The Company acquired raw materials, die bank, finished goods, proprietary designs and related intellectual property in a business combination from Freescale Semiconductor. The Company also acquired sixteen patents in a separate asset acquisition. The purchase accounting on these acquisitions was finalized in March 2008 based upon the fair value of the tangible and intangible assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations (“SFAS 141”). The Company’s primary reasons for the above acquisitions were to expand its market share in power amplifiers and front end modules at certain existing customers, and increase the probability of future design wins with these customers. The significant factors that resulted in recognition of goodwill in one of the transactions were: (a) the purchase price was based on cash flow projections assuming the sale of the acquired inventory and the sale of the Company’s next generation product (a derivative of the acquired inventory); and (b) there were very few tangible and identifiable intangible assets that qualified for recognition.

3. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” At April 3, 2009, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million, thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in stockholders’ equity in accumulated other comprehensive loss. As of April 3, 2009, the Company re-evaluated the ARS and determined that no further adjustment was required. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
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
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The marketable securities classified as Level 3 are auction rate securities.
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of April 3, 2009 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$251,915	$251,915	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$254,203	$251,915	$—	$2,288

5. INVENTORIES
Inventories consist of the following (in thousands):

	April 3,	October 3,
	2009	2008

Raw materials	$5,684	$8,005
Work-in-process	56,484	64,305
Finished goods	29,585	31,481

Total inventories	$91,753	$103,791

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	April 3,	October 3,
	2009	2008

Land	$9,423	$9,423
Land and leasehold improvements	5,079	4,989
Buildings	38,913	39,708
Furniture and fixtures	25,504	24,889
Machinery and equipment	402,396	382,582
Construction in progress	13,614	29,845

Total property, plant and equipment, gross	494,929	491,436
Accumulated depreciation and amortization	(331,353)	(318,076)

Total property, plant and equipment, net	$163,576	$173,360

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	April 3, 2009			October 3, 2008
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$483,671	$—	$483,671	$483,671	$—	$483,671

Amortized intangible assets
Developed technology	5-10	$11,850	$(8,100)	$3,750	$11,850	$(7,533)	$4,317
Customer relationships	5-10	21,210	(11,136)	10,074	21,210	(9,650)	11,560
Patents	2-3	2,120	(642)	1,478	900	(300)	600
Other	.5-3	2,649	(2,649)	—	2,649	(2,649)	—

Amortized intangible assets		37,829	(22,527)	15,302	36,609	(20,132)	16,477
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$41,098	$(22,527)	$18,571	$39,878	$(20,132)	$19,746

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008

Amortization expense	$1,246	$2,180	$2,395	$4,112

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents
	Goodwill	Technology	Relationships	and Other	Trademarks	Total

Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,549	$3,269	$523,549
Additions during period	—	—	—	1,220	—	1,220

Balance as of April 3, 2009	$483,671	$11,850	$21,210	$4,769	$3,269	$524,769

Goodwill is adjusted as required as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. During the six-month period ended March 28, 2008, goodwill was reduced by $2.7 million as a result of the realization of deferred tax assets. There was no adjustment to reduce goodwill during the six-month period ended April 3, 2009. The remaining deferred tax assets that could reduce goodwill in future periods are $7.6 million as of April 3, 2009.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performed a goodwill impairment test for the three-month period ended April 3, 2009, and determined that as of April 3, 2009, its goodwill was not impaired.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$4,887	$4,983	$4,258	$3,569	$—
8. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 3,	October 3,
	2009	2008

2007 Convertible Notes	$97,116	$137,616
Less-current maturities	50,000	—

Total long-term debt	$47,116	$137,616

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
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 00-19-2 (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with FASB Statement No. 5,

Accounting for Contingencies (“FASB 5”). The Company adopted FSP EITF 00-19-2 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter as the shelf registration remained in place as of April 3, 2009. The Company has concluded that it is not probable that a contingent liability has been incurred pursuant to the application of FASB 5 and thus has not recorded a liability.
Short-Term Debt
Short-term debt consists of the following (in thousands):

	April 3,	October 3,
	2009	2008

Current maturities of long-term debt	$50,000	$—
Facility Agreement	50,000	50,000

Total short-term debt	$100,000	$50,000

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 11, 2008 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of April 3, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
9. INCOME TAXES
We recorded tax provisions of $0.0 million and $1.3 million for the three and six-month periods ended April 3, 2009, and $2.0 million and $3.8 million for the three and six-month periods ended March 28, 2008, respectively. Our effective tax rates were 0.6% and 6.8% for the three and six-month periods ended April 3, 2009, and 10.8% and 9.6% for the three and six-month periods ended March 28, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance and foreign earnings taxed at rates lower than the federal statutory rate.
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
In accordance with SFAS 109, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of April 3, 2009, we have established a valuation allowance of $76.3 million related to our United States federal deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $309.4 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of April 3, 2009.
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
During the quarter ended April 3, 2009, there were no significant changes in the Company’s gross unrecognized tax benefits. Of the total unrecognized tax benefits at April 3, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is $0.0 million. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of the adoption of FIN 48 are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statue of limitations is closed on years before fiscal 2004, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statue of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal year 2002.
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

From time to time we are also involved in legal proceedings in the ordinary course of business.
We believe that there is no litigation involving the Company pending that will have, individually or in the aggregate, a material adverse effect on our business.
Guarantees and Indemnifications
The Company has made no contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease.
The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets and does not expect that such obligations will have a material adverse impact on its financial condition or results of operations.
11. RESTRUCTURING
Restructuring and other charges consists of the following (in thousands):

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Asset impairments	$5,616	$—	$5,616	$—
Restructuring and other charges	10,366	—	10,366	—

	$15,982	$—	$15,982	$—

2009 Restructuring and Other Charges
On January 22, 2009, the Company implemented a restructuring plan to realign its costs given current business conditions. The Company exited its mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees. The Company recorded various charges associated with this action. In total, the Company recorded charges of $15.9 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $15.9 million charge includes the following: $4.5 million related to severance and benefits, $5.6 million related to the impairment of certain long-lived assets, $2.0 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges. These charges total $15.9 million and are recorded in restructuring and other charges.
The Company made cash payments related to the restructuring plan of $3.4 million during the quarter ended April 3, 2009.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
		Software Write-offs	Workforce	Asset
	Facility Closings	and Other	Reductions	Impairments	Total
Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Reclassification of reserves	(121)	(100)	—	—	(221)
Non-cash items	—	(955)	—	(5,616)	(6,571)

		License and
		Software Write-offs	Workforce	Asset
	Facility Closings	and Other	Reductions	Impairments	Total
Cash payments	(127)	(495)	(2,767)	—	(3,389)

Restructuring balance, April 3, 2009	$1,719	$2,342	$1,740	$—	$5,801

The remaining restructuring reserve at April 3, 2009 of $5.8 million is classified as other current liabilities. The Company anticipates completing the restructuring plan and remitting the remaining payments within the next twelve months.
12. SEGMENT INFORMATION
The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. Based on the guidance in SFAS No. 131, the Company has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.
13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended April 3, 2009 and March 28, 2008 included share-based compensation expense under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) of $4.3 million and $5.6 million, respectively. Net income for the six-month periods ended April 3, 2009 and March 28, 2008 included share-based compensation expense under SFAS 123(R) of $10.8 million and $10.6 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, and employee stock purchases under SFAS 123(R) for the three and six-month periods ended April 3, 2009 and March 28, 2008 as follows:

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2009	2008	2009	2008
Stock options	$2,544	$2,841	$5,410	$5,145
Non-vested restricted stock with service and market conditions	293	766	2,645	2,367
Non-vested restricted stock with service conditions	237	244	530	529
Performance shares	801	1,413	1,451	1,814
Employee Stock Purchase Plan	389	379	817	795

Total share-based compensation expense	$4,264	$5,643	$10,853	$10,650

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at April 3, 2009 and March 28, 2008:

	Three and Six-months Ended
	April 3,	March 28,
	2009	2008
Expected volatility	60.90%	51.56%
Risk free interest rate (7 year contractual life options)	2.17%	2.93%
Risk free interest rate (10 year contractual life options)	2.61%	3.49%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.42
Expected option life (10 year contractual life options)	5.79	5.80

14. EARNINGS PER SHARE

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net (loss) income	$(4,589)	$16,673	$17,435	$35,751

Weighted average shares outstanding – basic	165,997	161,165	165,426	160,742
Effect of dilutive stock options	—	1,817	555	1,998

Weighted average shares outstanding – diluted	165,997	162,982	165,981	162,740

Net (loss) income per share – basic	$(0.03)	$0.10	$0.11	$0.22
Effect of dilutive stock options	—	—	—	—

Net (loss) income per share – diluted	$(0.03)	$0.10	$0.11	$0.22

Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 22.0 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended April 3, 2009 as their effect would have been anti-dilutive. Equity based awards exercisable for approximately 23.3 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended April 3, 2009 as their effect would have been anti-dilutive.
Equity based awards exercisable for approximately 23.5 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended March 28, 2008 as their effect would have been anti-dilutive. Junior Notes convertible into approximately 1.4 million shares and equity based awards exercisable for approximately 22.8 million shares were outstanding but not included in the computation of earnings per share for the six-month period ended March 28, 2008 as their effect would have been anti-dilutive. If the Company had earned in excess of $39.5 million in net income for the six-month period ended March 28, 2008, the Junior Notes would have been dilutive to earnings per share.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. The Company retired $62.4 million and $40.5 million of the 2007 Convertible Notes in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. These shares have not been included in the computation of earnings per share for the three or six-month periods ended April 3, 2009 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 10.2 million shares and 10.9 million shares for the three and six-month periods ended April 3, 2009, respectively. These shares have also not been included in the three or six-month periods ended March 28, 2008, as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes at March 28, 2008 would have been approximately 21.0 million shares.

15. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(4,589)	$16,673	$17,435	$35,751
Other comprehensive income (loss):
Unrealized loss on auction rate securities	—	(768)	—	(1,504)

Total comprehensive (loss) income	$(4,589)	$15,905	$17,435	$34,247

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
RESULTS OF OPERATIONS
THREE AND SIX-MONTHS ENDED APRIL 3, 2009 AND MARCH 28, 2008
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six-month periods ended April 3, 2009 and March 28, 2008:

	Three-months Ended		Six-months Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.5	60.2	61.2	60.5

Gross profit	37.5	39.8	38.8	39.5
Operating expenses:
Research and development	16.5	18.1	16.5	17.2
Selling, general and administrative	13.2	11.6	13.0	11.8
Amortization of intangible assets	0.7	0.9	0.6	0.9
Restructuring and other charges	9.2	—	4.2	—

Total operating expenses	39.6	30.6	34.3	29.9

Operating (loss) income	(2.1)	9.2	4.5	9.6
Interest expense	(0.5)	(0.8)	(0.5)	(1.0)
Gain on early retirement of convertible debt	—	—	0.5	—
Other income, net	—	0.9	0.4	1.0

(Loss) income before income taxes	(2.6)	9.3	4.9	9.6
Provision for income taxes	—	1.0	0.3	0.9

Net (loss) income	(2.6)%	8.3%	4.6%	8.7%

GENERAL
During the six-month period ended April 3, 2009, our financial performance resulted in the following:
▪	We generated $96.8 million in cash from operations in the six-month period ended April 3, 2009, an increase of $0.9 million from the comparable six-month period ended March 28, 2008. At April 3, 2009, we had $267.9 million in cash, cash equivalents and restricted cash compared to $228.5 million at March 28, 2008.

▪	In the six-month period ended April 3, 2009, we retired $40.5 million of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 percent of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million and reduced related potential dilution of stockholder ownership by approximately 4.2 million shares.

▪	On January 22, 2009, we implemented a restructuring plan to realign our cost structure given the currently challenging industry and overall economic conditions. We reduced global headcount by approximately 4%, or 150 employees. We recorded total charges of $19.4 million comprised of inventory write-downs, asset impairments and severance and benefit costs. The non-cash component of this charge was $10.1 million. The restructuring plan was substantially completed as of April 3, 2009. We expect to achieve annual operating expense reductions of approximately $25.0 million due to this restructuring plan.
NET REVENUES

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Net revenues	$172,990	(14.2)%	$201,708	$383,218	(7.0)%	$412,241
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

Net revenues decreased 14.2% for the three-month period ended April 3, 2009 as compared to the corresponding period in the prior year. Net revenues decreased 7.0% for the six-month period ended April 3, 2009 as compared to the same period in the prior year. The revenue decline for both the three and six-month periods was due to a decline in mobile transceiver product revenues as we exited this product area on January 22, 2009 and an overall slowing of demand for certain of our products due to weak global economic conditions, partially offset by market share gains in our handset business. Net revenues from our top three customers decreased to 40.3% in the second quarter of fiscal 2009 from 41.0% in the second quarter of fiscal 2008, reflecting continued expansion of our customer base and the successful execution of our diversification strategy. Our top three customers in the second quarter of fiscal 2009 were OEMs.
GROSS PROFIT

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Gross profit	$64,875	(19.3)%	$80,367	$148,742	(8.6)%	$162,705
% of net revenues	37.5%		39.8%	38.8%		39.5%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
The decrease in gross profit as a percentage of revenue for the three and six-month periods ended April 3, 2009, as compared to the corresponding periods in the previous fiscal year, was substantially the result of the $3.5 million charge we incurred on inventory write-downs due to our exit of the mobile transceiver product area. The decline in gross profit in aggregate dollars for both periods was principally the result of the lower revenue base. Our ability to maintain relatively consistent gross margin levels (not withstanding the one-time $3.5 million inventory write-down) is principally the result of sustained cost control measures including capacity management enhanced by the flexibility of our hybrid manufacturing model.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Research and development	$28,596	(21.8)%	$36,581	$63,240	(10.5)%	$70,675
% of net revenues	16.5%		18.1%	16.5%		17.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for the three and six-month periods ended April 3, 2009 as compared to the corresponding periods in the previous fiscal year was principally attributable to due to the restructuring plan implemented on January 22, 2009.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Selling, general and administrative	$22,794	(2.4)%	$23,346	$49,895	2.6%	$48,633
% of net revenues	13.2%		11.6%	13.0%		11.8%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales representative commissions, advertising, marketing and other costs.
Selling, general and administrative expenses decreased in the aggregate for the three-month period ended April 3, 2009, as compared to the corresponding period in fiscal year 2008, primarily due to lower compensation and benefit costs including incentives. Selling, general and administrative expenses increased as a percentage of revenues for the three-month period ended April 3, 2009, as compared to the corresponding period in fiscal year 2008 due to the lower revenue base. Selling, general and administrative expenses increased both in the aggregate and as a percentage of revenue for the six-month period ended April 3, 2009 compared to the corresponding period in the prior year primarily due to higher non-cash equity based compensation expense.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Amortization	$1,246	(42.8)%	$2,180	$2,395	(41.8)%	$4,112
% of net revenues	0.7%		1.1%	0.6%		1.0%
The decrease in amortization expense during the three and six-month periods ended April 3, 2009, as compared to the corresponding periods of fiscal 2008, was due to a reduction in amortization of intangible assets associated with an acquisition completed in October 2007. See Note 2 of Notes to Unaudited Interim Consolidated Financial Statements for additional information.
RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Restructuring and other charges	$15,982	100.0%	$—	$15,982	100.0%	$—
% of net revenues	9.2%		0.0%	4.2%		0.0%
Restructuring and other charges consist of charges for asset impairments and restructuring activities, as follows:
2009 RESTRUCTURING AND OTHER CHARGES
On January 22, 2009, we implemented a restructuring plan to realign our costs given current business conditions. We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees. We recorded various charges associated with this action. In total, we recorded $15.9 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $15.9 million charge includes the following: $4.5 million related to severance and benefits, $5.6 million related to the impairment of certain long-lived assets, $2.0 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges. These charges total $15.9 million and are recorded in restructuring and other charges.
For additional information regarding restructuring charges and liability balances, see Note 11 of Notes to Unaudited Interim Consolidated Financial Statements.

INTEREST EXPENSE

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Interest expense	$808	(54.3)%	$1,769	$1,947	(51.0)%	$3,977
% of net revenues	0.5%		0.8%	0.5%		1.0%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenues for the three and six-month periods ended April 3, 2009, when compared to the corresponding periods in fiscal 2008, was due to the retirement of our higher interest rate Junior Notes, and the early retirement of $62.4 million and $40.5 million of the 2007 Convertible Notes in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. See Note 8 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Gain on early retirement of convertible debt	$0.0	0.0%	$0.0	$2,035	100.0%	$0.0
% of net revenues	0.0%		0.0%	0.5%		0.0%
In the six-month period ended April 3, 2009, we retired $40.5 million of our 2007 Convertible Notes due in 2012. We recorded income of $2.0 million in the first quarter of fiscal 2009 related to the early retirement of these notes, reflecting a $2.9 million discount received on the early retirement of the debt offset by a $0.9 million write-off of deferred financing costs.
OTHER (EXPENSE) INCOME, NET

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008

Other (expense) income, net	$(13)	(100.7)%	$1,883	$1,389	(64.7)%	$3,933
% of net revenues	0.0%		0.9%	0.4%		1.0%
Other (expense) income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other (expense) income in both aggregate dollars and as a percentage of net revenues for the three and six-month periods ended April 3, 2009, as compared to the corresponding periods in fiscal 2008, is due to an overall decline in interest income on invested cash balances due to lower interest rates in fiscal 2009.

PROVISION FOR INCOME TAXES

	Three-months Ended			Six-months Ended
	April 3,		March 28,	April 3,		March 28,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Provision for income taxes	$25	(98.8)%	$2,010	$1,272	(66.5)%	$3,799
% of net revenues	0.0%		1.0%	0.3%		0.9%
The provision for income taxes for the three and six-month periods ended April 3, 2009 consists of approximately $(0.3) million and $0.6 million, respectively, of United States federal and state income taxes. A charge to the United States federal income tax provision was not required to reduce the carrying value of goodwill for the three and six-month periods ended April 3, 2009, respectively. The provision for income taxes for the three and six-month period ended March 28, 2008 consists of approximately $1.7 million and $3.6 million, respectively, of United States federal and state income taxes. Of the total U.S. income tax provision, $1.2 million and $2.7 million were recorded as a charge reducing the carrying value of goodwill for the three and six-month periods ended March 28, 2008, respectively.
The provision for the three and six-month periods ended April 3, 2009 consists of approximately $0.3 million and $0.6 million, respectively, of foreign income taxes incurred by foreign operations. The provision for the three and six-month periods ended March 28, 2008, consists of approximately $0.3 million and $0.2 million, respectively, of foreign income taxes incurred by foreign operations.
In accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of April 3, 2009, we have established a valuation allowance of $76.3 million related to our United States federal deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
Realization of benefits from our deferred tax asset (principally research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
We will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $309.4 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of April 3, 2009.
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
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), as of the beginning of fiscal year 2008. During the quarter ended April 3, 2009, there were no significant changes in our gross unrecognized tax benefits. Of the total unrecognized tax benefits at April 3, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to our unrecognized tax benefits is $0.0 million. Our policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

Our major tax jurisdictions as of the adoption of FIN 48 are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statue of limitations is closed on years before fiscal 2004, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statue of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal year 2002.
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Six-months Ended
	April 3,	March 28,
(dollars in thousands)	2009	2008
Cash and cash equivalents at beginning of period	$225,104	$241,577
Net cash provided by operating activities	96,796	95,873
Net cash used in investing activities	(19,914)	(67,543)
Net cash used in financing activities	(40,035)	(47,750)

Cash and cash equivalents at end of period	$261,951	$222,157

Based on our results of operations for fiscal 2008 and the first six months of fiscal 2009, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially and adversely affected.
Cash and cash equivalent balances increased $36.8 million to $261.9 million at April 3, 2009 from $225.1 million at October 3, 2008. We generated $96.8 million in cash from operations during the six-month period ended April 3, 2009, which was offset by the retirement of $40.5 million of the 2007 Convertible Notes and capital expenditures of $18.7 million. The number of days sales outstanding for the three-month period ended April 3, 2009 decreased to 59 from 74 for the corresponding period in fiscal 2008.
During the six-month period ended April 3, 2009, we generated net income of $17.4 million. We experienced a decrease in receivables, and inventories of $34.0 million and $8.4 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense, non-cash restructuring expense, asset impairments and inventory write-downs) totaling $51.0 million. This was offset by an increase in other assets of $1.6 million, and a decrease in accounts payable and other accrued liabilities of $10.4 million and $3.8 million, respectively.
Cash used in investing activities for the six-month period ended April 3, 2009 consisted of investments in capital equipment of $18.7 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the six-month period ended April 3, 2009 consisted of the retirement of $40.5 million of our 2007 Convertible Notes, and the repurchase of treasury stock of $1.8 million, offset by cash provided by stock option exercises of $2.3 million.
Our invested cash balances primarily consist of mutual funds invested in United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, highly rated commercial paper, certificates of deposit and overnight repurchase agreements. At April 3, 2009, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. The recent disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the investment matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss was recorded in other comprehensive income. As of April 3, 2009, we re-evaluated our auction rate securities and determined that no adjustment was required. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, if we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2008, and as of April 3, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 3, 2008 has not materially changed since we filed that report, with the exception that we retired $40.5 million of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 of par value. These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $97.1 million as of November 12, 2008. Our short-term and long-term debts are more fully described in Note 8 of this Form 10-Q.
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
FSP No. FAS 157-4
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.
FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”) amending SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FAS 115-2 and FAS 124-2 provide additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.
FSP No. FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ FSP 107-1 and APB 28-1”) amending SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 are not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, market rate and interest risks as described below:
Investment and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of April 3, 2009 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$261.9
Restricted cash (time deposits and certificates of deposit)	6.0
Available for sale securities (auction rate securities)	2.3

Total	$270.2

The main objective of our investment activities is the liquidity and preservation of investment capital. Credit risk associated with our investments is not significant as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
In general, our cash and cash equivalent investments have short-term maturity periods which dampen the impact of significant market or interest rate risk. We are, however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities carry a longer maturity period (contractual maturities exceed ten years). In fiscal 2008 we experienced a temporary unrealized loss on our investment in auction rate securities primarily caused by a disruption in the liquidity of the Dutch auction process which resets interest rates each period. We classified auction rate securities in prior periods as current assets under “Short Term Investments”. Given the failed auctions, the auction rate securities are effectively illiquid until there is a successful auction. Accordingly, the remaining auction rate securities balance has been reclassified to non-current other assets. However, we have the ability and intent to hold these investments until there is a full recovery of its fair value, which may be at maturity.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. The Company incurred unrealized foreign exchange gains/(losses) of $(0.3) million and $0.5 million for the three and six-month periods ended April 3, 2009, respectively, and unrealized foreign exchange gains/(losses) of $0.1 million for both the three and six-month periods ended March 28, 2008. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 3, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended April 3, 2009:

Maximum Number (or
Approximately
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

1/3/09-2/3/09	—	—	N/A(2)	N/A(2)
2/4/09-3/3/09	6,664 (1)	$6.43	N/A(2)	N/A(2)
3/4/09-4/3/09	2,090	$7.28	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.
Item 5. Other Information
On May 12, 2009, the stockholders of the Company approved an amended and restated 2005 Long-Term Incentive Plan that (1) increased the number of shares available for issuance under the plan by the sum of (a) 12.5 million shares, (b) 846,714 shares, which was the number of shares available for issuance under the 1999 Employee Long Term Incentive Plan (the “1999 Plan”) that were unused as of April 26, 2009, and (c) the number of shares subject to awards outstanding under the 1999 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased after April 26, 2009, and (2) permits the grant of stock-based awards that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Section 162(m) limit on awards under the 2005 LTIP was also increased to 1.5 million shares per participant per calendar year.
In addition, on May 12, 2009, the Company’s Compensation Committee approved payments to the Company’s executive officers for the first half of fiscal 2009 under the 2009 Executive Incentive Plan (the “Incentive Plan”). Each executive officer’s first half incentive award was consistent with the metrics set forth in the Company’s previously disclosed 2009 Incentive Plan, although the Compensation Committee exercised discretion permitted by the plan to make such award payments by waiving the minimum operating income threshold for the first half of fiscal 2009, given that the Company nearly achieved such objective despite the severe and unanticipated economic downturn that occurred during the first half of fiscal 2009. Payments were made only for the performance metrics which were achieved, and no payment was made based on the operating income metric. Accordingly, the Chief Executive Officer, Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and Vice President, Worldwide Operations earned a first half incentive award equal to approximately 14%, 8%, 14%, 26% and 11% of their annual base salary, respectively. In addition, in recognition of their contributions to the Company’s performance during the first half of fiscal 2009, the Compensation Committee approved payments to approximately 800 other non-executive employees under non-executive incentive plans containing terms and conditions similar to the Incentive Plan. Consistent with the Incentive Plan (and other employee incentive plans), actual payments for the first six month performance period were capped at 80% of the award earned, with 20% of the award earned held back until the end of the fiscal year to ensure sustained financial performance.
Item 6. Exhibits

Number	Description

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: May 13, 2009	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002