Form 10-Q
period 2009-07-03
SKYWORKS SOLUTIONS INC
filed 2009-08-11
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009

Common Stock, par value $.25 per share	171,161,372

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-Months Ended		Nine-Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net revenues	$191,213	$215,210	$574,431	$627,451
Cost of goods sold	114,263	128,776	348,739	378,312

Gross profit	76,950	86,434	225,692	249,139
Operating expenses:
Research and development	29,666	36,561	92,906	107,236
Selling, general and administrative	24,215	25,975	74,110	74,608
Amortization of intangible assets	1,548	1,101	3,943	4,904
Restructuring and other charges	—	—	15,982	—

Total operating expenses	55,429	63,637	186,941	186,748

Operating income	21,521	22,797	38,751	62,391
Interest expense	(890)	(1,658)	(2,837)	(5,635)
Gain on early retirement of convertible debt	—	—	2,035	—
Other (expense) income, net	(32)	1,064	1,357	4,997

Income before income taxes	20,599	22,203	39,306	61,753
Provision for income taxes	750	1,737	2,022	5,536

Net income	$19,849	$20,466	$37,284	$56,217

Per share information:
Net income, basic	$0.12	$0.13	$0.22	$0.35

Net income, diluted	$0.12	$0.12	$0.22	$0.34

Number of weighted-average shares used in per share computations, basic	167,062	162,095	165,971	161,166

Number of weighted-average shares used in per share computations, diluted	169,525	164,649	167,180	163,323

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	July 3,	October 3,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$302,504	$225,104
Restricted cash	5,862	5,962
Receivables, net of allowance for doubtful accounts of $1,827 and $1,048, respectively	112,462	146,710
Inventories	89,241	103,791
Other current assets	16,253	13,089

Total current assets	526,322	494,656
Property, plant and equipment, net	157,994	173,360
Goodwill	490,831	483,671
Intangible assets, net	20,124	19,746
Deferred tax assets	53,509	53,192
Other assets	10,479	11,474

Total assets	$1,259,259	$1,236,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$100,000	$50,000
Accounts payable	49,565	58,527
Accrued compensation and benefits	23,401	32,110
Other current liabilities	18,968	8,103

Total current liabilities	191,934	148,740
Long-term debt, less current maturities	47,116	137,616
Other long-term liabilities	5,402	5,527

Total liabilities	244,452	291,883

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 173,929 shares issued and 168,900 shares outstanding at July 3, 2009 and 170,323 shares issued and 165,592 shares outstanding at October 3, 2008	42,225	41,398
Additional paid-in capital	1,465,488	1,430,999
Treasury stock	(35,927)	(33,918)
Accumulated deficit	(455,799)	(493,083)
Accumulated other comprehensive loss	(1,180)	(1,180)

Total stockholders’ equity	1,014,807	944,216

Total liabilities and stockholders’ equity	$1,259,259	$1,236,099

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-Months Ended
	July 3,	June 27,
	2009	2008

Cash flows from operating activities:
Net income	$37,284	$56,217
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	16,321	16,762
Depreciation	33,991	33,434
Charge in lieu of income tax expense	—	4,709
Amortization of intangible assets	3,943	5,522
Amortization of deferred financing costs	654	1,332
Contribution of common shares to savings and retirement plans	5,457	6,378
Non-cash restructuring expense	955	—
Deferred income taxes	1,196	(313)
Loss on disposals of assets	228	292
Inventory write-downs	3,458	—
Asset impairments	5,616	—
Provision for losses on accounts receivable	779	(48)
Changes in assets and liabilities:
Receivables	33,537	(1,922)
Inventories	12,535	(8,427)
Other current and long-term assets	(1,241)	619
Accounts payable	(10,314)	12,822
Other current and long-term liabilities	(4,012)	(5,302)

Net cash provided by operating activities	140,387	122,075

Cash flows from investing activities:
Capital expenditures	(24,262)	(51,846)
Payments for acquisitions	(9,059)	(32,627)
Sale of investments	—	10,000
Purchase of investments	—	(7,500)

Net cash used in investing activities	(33,321)	(81,973)

Cash flows from financing activities:
Retirement of Junior Notes	—	(49,335)
Retirement of 2007 Convertible Notes	(40,500)	—
Change in restricted cash	100	541
Repurchase of common stock	(2,010)	(1,727)
Net proceeds from exercise of stock options	12,744	16,857

Net cash used in financing activities	(29,666)	(33,664)

Net increase in cash and cash equivalents	77,400	6,438
Cash and cash equivalents at beginning of period	225,104	241,577

Cash and cash equivalents at end of period	$302,504	$248,015

Supplemental cash flow disclosures:
Taxes paid	$894	$679

Interest paid	$1,511	$4,159

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. The results of operations for the three and nine-month periods ended July 3, 2009 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 3, 2008 as filed with the SEC.
The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the global economy has increased the uncertainty in our estimates, including our estimates impacting marketable securities, long-lived assets and tax valuation allowance. Significant judgment is required in determining the fair value of marketable securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Furthermore, significant judgment is required in determining the timing of the reversal or recording of tax valuation allowances. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2009 consists of 52 weeks and ends on October 2, 2009. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008, with the first three quarters of fiscal 2008 consisting of 13 weeks, and the fourth quarter of fiscal 2008 consisting of 14 weeks. The third quarters of fiscal 2009 and fiscal 2008 each consisted of 13 weeks and ended on July 3, 2009 and June 27, 2008, respectively.
2. BUSINESS COMBINATIONS
In 2009, the Company acquired all of the outstanding stock of Axiom Microdevices, Inc. and certain patents from other companies for $9.1 million in cash. This business combination is not expected to have a significant impact on the Company’s future results from operations and financial condition.
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies. The Company acquired raw materials, die bank, finished goods, proprietary designs and related intellectual property in a business combination from Freescale Semiconductor. The Company also acquired sixteen patents in a separate asset acquisition.
3. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies them as “available for sale.” At July 3, 2009, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million, thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in stockholders’ equity in accumulated other comprehensive loss. As of July 3, 2009, the Company re-evaluated the ARS and determined that no further adjustment was required. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. The Company holds no other auction rate securities.
4. FINANCIAL INSTRUMENTS
On October 4, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”). In accordance with FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157, the Company has deferred the adoption of SFAS 157 for non-financial assets and liabilities including intangible assets and reporting units measured at fair value in the first step of a goodwill impairment test. The Company will adopt the remainder of SFAS 157 on the first day of fiscal year 2010. In accordance with SFAS 157, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuation is based upon quoted market price for identical instruments traded in active markets.

•	Level 2 – Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.
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
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of July 3, 2009 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$293,025	$293,025	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$295,313	$293,025	$—	$2,288

5. INVENTORIES
Inventories consist of the following (in thousands):

	July 3,	October 3,
	2009	2008
Raw materials	$7,187	$8,005
Work-in-process	56,024	64,305
Finished goods	26,030	31,481

Total inventories	$89,241	$103,791

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	July 3,	October 3,
	2009	2008
Land	$9,423	$9,423
Land and leasehold improvements	5,238	4,989
Buildings	38,992	39,708
Furniture and fixtures	25,603	24,889
Machinery and equipment	390,991	382,582
Construction in progress	13,030	29,845

Total property, plant and equipment, gross	483,277	491,436
Accumulated depreciation and amortization	(325,283)	(318,076)

Total property, plant and equipment, net	$157,994	$173,360

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	July 3, 2009			October 3, 2008
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$490,831	$—	$490,831	$483,671	$—	$483,671

Amortized intangible assets
Developed technology	5-10	$13,750	$(8,441)	$5,309	$11,850	$(7,533)	$4,317
Customer relationships	5-10	21,510	(11,898)	9,612	21,210	(9,650)	11,560
Patents	2-3	2,120	(861)	1,259	900	(300)	600
Other	.5-3	3,549	(2,874)	675	2,649	(2,649)	—

Amortized intangible assets		40,929	(24,074)	16,855	36,609	(20,132)	16,477
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,198	$(24,074)	$20,124	$39,878	$(20,132)	$19,746

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Amortization expense	$1,548	$1,411	$3,943	$5,522
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total
Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,549	$3,269	$523,549
Additions during period	7,160	1,900	300	2,120	—	11,480

Balance as of July 3, 2009	$490,831	$13,750	$21,510	$5,669	$3,269	$535,029

Goodwill is adjusted as required as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. During the nine-month period ended June 27, 2008, goodwill was reduced by $4.7 million as a result of the realization of deferred tax assets. There was no adjustment to reduce goodwill during the nine-month period ended July 3, 2009. The remaining deferred tax assets that could reduce goodwill in future periods are $7.6 million as of July 3, 2009.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performed a goodwill impairment test and determined that as of July 4, 2009, its goodwill was not impaired.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$6,093	$5,903	$4,953	$3,709	$139
8. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 3,	October 3,
	2009	2008
2007 Convertible Notes	$97,116	$137,616
Less-current maturities	50,000	—

Total long-term debt	$47,116	$137,616

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consisted of $100.0 million principal amount of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, at the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes. During the three-month period ended January 2, 2009, the Company redeemed $40.5 million of principal amount of the 1.50% convertible subordinated notes at an average price of 92.6. A discount of approximately $2.9 million offset by approximately $0.9 million in deferred financing costs was recorded as a gain during the period.
Short-Term Debt
Short-term debt consists of the following (in thousands):

	July 3,	October 3,
	2009	2008
Current maturities of long-term debt	$50,000	$—
Facility Agreement	50,000	50,000

Total short-term debt	$100,000	$50,000

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 9, 2009 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of July 3, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
9. INCOME TAXES
We recorded tax provisions of $0.7 million and $2.0 million for the three and nine-month periods ended July 3, 2009, and $1.7 million and $5.5 million for the three and nine-month periods ended June 27, 2008, respectively. Our effective tax rates were 3.6% and 5.1% for the three and nine-month periods ended July 3, 2009, and 7.8% and 9.0% for the three and nine-month periods ended June 27, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and for the foreign earnings taxed at rates lower than the federal statutory rate.
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
In accordance with SFAS 109, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of July 3, 2009, we have established a valuation allowance of $70.8 million related to our United States federal deferred tax assets. Deferred tax assets are recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $307.3 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of July 3, 2009.
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

During the quarter ended July 3, 2009, there were no significant changes in the Company’s gross unrecognized tax benefits. Of the total unrecognized tax benefits at July 3, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is $0.0 million. During the quarter ended June 27, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $0.6 million of previously unrecognized tax benefit, which impacted the effective tax rate as a discrete item during the quarter. In addition, $0.5 million of accrued interest related to this tax position was reversed during the quarter, resulting in a total year-to-date benefit for accrued interest of $0.4 million. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
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
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations. From time to time we are also involved in legal proceedings in the ordinary course of business.
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

11. RESTRUCTURING
Restructuring and other charges consists of the following (in thousands):

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Asset impairments	$—	$—	$5,616	$—
Restructuring and other charges	—	—	10,366	—

	$—	$—	$15,982	$—

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
The Company made cash payments related to the restructuring plan of $5.1 million during the nine month period ended July 3, 2009 and $1.7 million during the quarter ended July 3, 2009, respectively.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
		Software Write-	Workforce	Asset
	Facility Closings	offs and Other	Reductions	Impairments	Total
Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	(121)	(103)	3	—	(221)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(523)	(796)	(3,805)	—	(5,124)

Restructuring balance, July 3, 2009	$1,323	$2,038	$705	$—	$4,066

The remaining restructuring reserve at July 3, 2009 of $4.1 million is classified as other current liabilities. The Company anticipates completing the restructuring plan and remitting the remaining payments within the next nine months.
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

13. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended July 3, 2009 and June 27, 2008 included share-based compensation expense under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) of $5.5 million and $6.1 million, respectively. Net income for the nine-month periods ended July 3, 2009 and June 27, 2008 included share-based compensation expense under SFAS 123(R) of $16.3 million and $16.8 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, and employee stock purchases under SFAS 123(R) for the three and nine-month periods ended July 3, 2009 and June 27, 2008 as follows:

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Stock options	$3,305	$3,863	$8,715	$9,008
Non-vested restricted stock with service and market conditions	209	761	2,854	3,129
Non-vested restricted stock with service conditions	254	270	784	798
Performance shares	1,345	838	2,796	2,653
Employee Stock Purchase Plan	355	380	1,172	1,174

Total share-based compensation expense	$5,468	$6,112	$16,321	$16,762

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at July 3, 2009 and June 27, 2008:

	July 3,	June 27,
	2009	2008
Expected volatility	60.90%	51.56%
Risk free interest rate (7 year contractual life options)	2.53%	3.73%
Risk free interest rate (10 year contractual life options)	2.85%	3.84%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.42
Expected option life (10 year contractual life options)	5.79	5.80
14. EARNINGS PER SHARE

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income	$19,849	$20,466	$37,284	$56,217

Weighted average shares outstanding – basic	167,062	162,095	165,971	161,166
Effect of dilutive stock options	2,463	2,554	1,209	2,157

Weighted average shares outstanding – diluted	169,525	164,649	167,180	163,323

Net income per share – basic	$0.12	$0.13	$0.22	$0.35
Effect of dilutive stock options	—	(0.01)	—	(0.01)

Net income per share – diluted	$0.12	$0.12	$0.22	$0.34

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Company’s 4.75% convertible subordinated notes (“the Junior Notes”), which were retired during the first quarter of 2008, on an if-converted basis and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.

Equity based awards exercisable for approximately 13.2 million shares were outstanding but not included in the computation of earnings per share for the three-month period ended July 3, 2009 as their effect would have been anti-dilutive. Equity based awards exercisable for approximately 20.2 million shares were outstanding but not included in the computation of earnings per share for the nine-month period ended July 3, 2009 as their effect would have been anti-dilutive.
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
In addition, the Company issued the 2007 Convertible Notes in March 2007. The 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. The Company retired $62.4 million and $40.5 million of the 2007 Convertible Notes in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. The shares otherwise issuable upon conversion of the 2007 Convertible Notes have not been included in the computation of earnings per share for the three or nine-month periods ended July 3, 2009 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would be approximately 10.2 million shares and 10.7 million shares for the three and nine-month periods ended July 3, 2009, respectively. These shares have also not been included in the three or nine-month periods ended June 27, 2008, as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes at June 27, 2008 would have been approximately 21.0 million shares.
15. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2009	2008	2009	2008
Net income	$19,849	$20,466	$37,284	$56,217
Other comprehensive income (loss):
Unrealized loss on auction rate securities	—	—	—	(1,504)

Total comprehensive (loss) income	$19,849	$20,466	$37,284	$54,713

16. SUBSEQUENT EVENT
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2008, under the heading “Risk Factors” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.
RESULTS OF OPERATIONS
THREE AND NINE-MONTHS ENDED JULY 3, 2009 AND JUNE 27, 2008
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and nine-month periods ended July 3, 2009 and June 27, 2008:

	Three-months Ended		Nine-months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8	59.8	60.7	60.3

Gross profit	40.2	40.2	39.3	39.7
Operating expenses:
Research and development	15.5	17.0	16.2	17.1
Selling, general and administrative	12.7	12.1	12.9	11.9
Amortization of intangible assets	0.8	0.5	0.7	0.8
Restructuring and other charges	—	—	2.8	—

Total operating expenses	29.0	29.6	32.6	29.8

Operating income	11.2	10.6	6.7	9.9
Interest expense	(0.5)	(0.8)	(0.5)	(0.9)
Gain on early retirement of convertible debt	—	—	0.4	—
Other income, net	—	0.5	0.2	0.8

Income before income taxes	10.7	10.3	6.8	9.8
Provision for income taxes	0.4	0.8	0.4	0.9

Net income	10.3%	9.5%	6.4%	8.9%

GENERAL
During the three and nine-month periods ended July 3, 2009, our financial performance resulted in the following:
•	Gross profit margin percentage remained consistent at 40.2% for the three-month period ended July 3, 2009 as compared to the three-month period ended June 27, 2008 as we were able to drive further cost efficiencies at our factories and design-for-cost initiatives despite overall revenues declining by 11.1% over the same periods from $215.2 million to $191.2 million.

•	We generated $140.4 million in cash from operations in the nine-month period ended July 3, 2009, an increase of $18.3 million from the comparable nine-month period ended June 27, 2008. At July 3, 2009, we had $308.4 million in cash, cash equivalents and restricted cash compared to $254.0 million at June 27, 2008.

•	In the nine-month period ended July 3, 2009 we repurchased $40.5 million of principal amount of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 percent of par value. This combined with $140.4 million of cash generated from operations during the nine month period ended July 3, 2009 has allowed us to improve our net cash position from $43.5 million at October 3, 2008 to $161.2 million at July 3, 2009.
NET REVENUES

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Net revenues	$191,213	(11.1)%	$215,210	$574,431	(8.4)%	$627,451
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
Net revenues decreased 11.1% for the three-month period ended July 3, 2009 as compared to the corresponding period in the prior year. Net revenues decreased 8.4% for the nine-month period ended July 3, 2009 as compared to the same period in the prior year. The revenue decline for both the three and nine-month periods was due to a decline in mobile transceiver product revenues as we exited this product line on January 22, 2009 and an overall slowing of demand for certain of our products due to weak global economic conditions, partially offset by market share gains in our handset business. Net revenues from our top three customers decreased to 33.9% in the third quarter of fiscal 2009 from 41.5% in the third quarter of fiscal 2008, reflecting continued expansion of our customer base and the successful execution of our diversification strategy.
GROSS PROFIT

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Gross profit	$76,950	(11.0)%	$86,434	$225,692	(9.4)%	$249,139
% of net revenues	40.2%		40.2%	39.3%		39.7%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.

Our ability to maintain consistent gross margin levels for the three-month period ended July 3, 2009 as compared to the three-month period ended June 27, 2008 despite a decrease in the overall lower revenue base of 11.1% is principally the result of sustained cost control measures including capacity management enhanced by the flexibility of our hybrid manufacturing model. The decrease in gross profit as a percentage of revenue for the nine-month period ended July 3, 2009, as compared to the corresponding period in the previous fiscal year, was substantially the result of the $3.5 million charge we incurred on inventory write-downs due to our exit of the mobile transceiver product area. The decline in gross profit in aggregate dollars for both periods was principally the result of the lower overall revenue base. During the three and nine-month periods ended July 3, 2009 and the corresponding periods in fiscal year 2008, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Research and development	$29,666	(18.9)%	$36,561	$92,906	(13.4)%	$107,236
% of net revenues	15.5%		17.0%	16.2%		17.1%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended July 3, 2009 as compared to the corresponding periods in the previous fiscal year was principally attributable to the restructuring plan implemented on January 22, 2009 and a curtailment of research and development expenditures in product areas with a lower return on investment.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Selling, general and administrative	$24,215	(6.8)%	$25,975	$74,110	(0.7)%	$74,608
% of net revenues	12.7%		12.1%	12.9%		11.9%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales representative commissions, advertising, marketing and other costs.
Selling, general and administrative expenses decreased in the aggregate for the three and nine-month periods ended July 3, 2009, as compared to the corresponding periods in fiscal year 2008 primarily due to lower incentive and travel related costs. Selling, general and administrative expenses increased as a percentage of revenues for both the three and nine-month periods ended July 3, 2009, as compared to the corresponding periods in fiscal year 2008 due to the lower revenue base.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Amortization	$1,548	40.6%	$1,411	$3,943	(19.6)%	$5,522
% of net revenues	0.8%		0.5%	0.7%		0.8%

The increase in amortization expense during the three-month period ended July 3, 2009, as compared to the corresponding period of fiscal 2008, was due to an acquisition completed in May 2009 and the corresponding amortization expense recorded on the intangible assets acquired. See Notes 2 and 7 of Notes to Unaudited Interim Consolidated Financial Statements for additional information. The decrease in amortization expense during the nine-month period ended July 3, 2009, as compared to the corresponding period of fiscal 2008, was due to a reduction in amortization of intangible assets associated with an acquisition completed in October 2007.
RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Restructuring and other charges	$—	0.0%	$—	$15,982	100.0%	$—
% of net revenues	0.0%		0.0%	2.8%		0.0%
Restructuring and other charges consist of charges for asset impairments and restructuring activities, as follows:
2009 RESTRUCTURING AND OTHER CHARGES
On January 22, 2009, we implemented a restructuring plan to realign our costs given current business conditions. We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees. In connection with this action, we recorded $15.9 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $15.9 million restructuring and other charges includes the following: $4.5 million related to severance and benefits, $5.6 million related to the impairment of certain long-lived assets, $2.0 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges.
For additional information regarding restructuring charges and liability balances, see Note 11 of Notes to Unaudited Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Interest expense	$890	(46.3)%	$1,658	$2,837	(49.6)%	$5,635
% of net revenues	0.5%		0.8%	0.5%		0.9%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended July 3, 2009, when compared to the corresponding periods in fiscal 2008, was due to the retirement of our higher interest rate Junior Notes, and the early retirement of $62.4 million principal amount and $40.5 million principal amount of the 2007 Convertible Notes in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. See Note 8 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.

GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Gain on early retirement of convertible debt	$—	0.0%	$—	$2,035	100.0%	$—
% of net revenues	0.0%		0.0%	0.4%		0.0%
In the nine-month period ended July 3, 2009 we retired $40.5 million principal amount of our 2007 Convertible Notes due in 2012. We recorded income of $2.0 million in the first quarter of fiscal 2009 related to the early retirement of these notes, reflecting a $2.9 million discount received on the early retirement of these notes offset by a $0.9 million write-off of deferred financing costs.
OTHER (EXPENSE) INCOME, NET

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Other (expense) income, net	$(32)	(103.0)%	$1,064	$1,357	(72.8)%	$4,997
% of net revenues	0.0%		0.5%	0.2%		0.8%
Other (expense) income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other (expense) income in both aggregate dollars and as a percentage of net revenues for the three and nine-month periods ended July 3, 2009, as compared to the corresponding periods in fiscal 2008, is primarily due to an overall decline in interest income on invested cash balances due to lower interest rates in fiscal 2009 and unfavorable foreign exchange rates.
PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
	July 3,		June 27,	July 3,		June 27,
(dollars in thousands)	2009	Change	2008	2009	Change	2008
Provision for income taxes	$750	(56.8)%	$1,737	$2,022	(63.5)%	$5,536
% of net revenues	0.4%		0.8%	0.4%		0.9%
The combined provision for United States federal and state income taxes for the three and nine-month periods ended July 3, 2009 consists of approximately $0.3 million and $1.0 million, respectively. A charge to the United States federal income tax provision was not required to reduce the carrying value of goodwill for the three and nine-month periods ended July 3, 2009, respectively. The provision for United States federal and state income taxes for the three and nine-month period ended June 27, 2008 consists of approximately $2.5 million and $6.0 million, respectively. Of the total U.S. income tax provision, $2.0 million and $4.7 million were recorded as a charge reducing the carrying value of goodwill for the three and nine-month periods ended June 27, 2008, respectively.
The provision for the three and nine-month periods ended July 3, 2009 consists of approximately $0.4 million and $1.0 million, respectively, of foreign income taxes incurred by foreign operations. The provision for the three and nine-month periods ended June 27, 2008, consists of approximately $0.3 million and $0.5 million, respectively, of foreign income taxes incurred by foreign operations.
In accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of July 3, 2009, we have established a valuation allowance of $70.8 million related to our United States federal deferred tax assets. Deferred tax assets are recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. There is a valuation allowance of $1.3 million related to our foreign deferred tax assets.
Realization of benefits from our deferred tax asset (principally deferred income tax temporary differences and research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109.
We will continue to evaluate the valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $307.3 million of future United States federal taxable income to utilize all of our net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of July 3, 2009.
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
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), as of the beginning of fiscal year 2008. During the quarter ended July 3, 2009, there were no significant changes in our gross unrecognized tax benefits. Of the total unrecognized tax benefits at July 3, 2009, $0.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to our unrecognized tax benefits is $0.0 million. During the quarter ended June 27, 2008, the statute of limitations period expired relating to an unrecognized tax benefit. The expiration of the statute of limitations period resulted in the recognition of $0.6 million of previously unrecognized tax benefit, which impacted the effective tax rate as a discrete item during the quarter. In addition, $0.5 million of accrued interest related to this tax position was reversed during the quarter, resulting in a total year-to-date benefit for accrued interest of $0.4 million. Our policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Nine-months Ended
	July 3,	June 27,
(dollars in thousands)	2009	2008
Cash and cash equivalents at beginning of period	$225,104	$241,577
Net cash provided by operating activities	140,387	122,075
Net cash used in investing activities	(33,321)	(81,973)
Net cash used in financing activities	(29,666)	(33,664)

Cash and cash equivalents at end of period	$302,504	$248,015

Based on our results of operations for the first nine months of fiscal 2009, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially and adversely affected.
Cash and cash equivalent balances increased by $77.4 million to $302.5 million at July 3, 2009 from $225.1 million at October 3, 2008. We generated $140.4 million in cash from operations during the nine-month period ended July 3, 2009, which was offset by the retirement of $40.5 million principal amount of the 2007 Convertible Notes, capital expenditures of $24.3 million along with consideration paid for acquisitions of $9.1 million. The number of days sales outstanding for the three-month period ended July 3, 2009 decreased to 54 from 72 for the corresponding period in fiscal 2008 due to improved collections activities and billing patterns.
During the nine-month period ended July 3, 2009, we generated net income of $37.3 million. We experienced a decrease in receivables, and inventories of $33.5 million and $12.5 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense, non-cash restructuring expense, asset impairments and inventory write-downs) totaling $70.6 million. This was offset by an increase in other assets of $1.2 million, and a decrease in accounts payable and other accrued liabilities of $10.3 million and $4.0 million, respectively.
Cash used in investing activities for the nine-month period ended July 3, 2009 consisted of investments in capital equipment of $24.3 million primarily related to expanded assembly and test capacity and wafer fabrication capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings. During the nine-month period ended July 3, 2009, we also invested $9.1 million in the acquisition of Axiom Microdevices, Inc., and two separate patent purchases from two separate companies.
Cash used in financing activities for the nine-month period ended July 3, 2009 consisted of the retirement of $40.5 million principal amount of our 2007 Convertible Notes, and the repurchase of treasury stock of $2.0 million, offset by cash provided by stock option exercises of $12.7 million.
Our invested cash balances primarily consist of mutual funds invested in United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries or United States agency obligations, highly rated commercial paper, certificates of deposit and overnight repurchase agreements. At July 3, 2009, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. The recent disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the investment matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss was recorded in other comprehensive income. As of July 3, 2009, we re-evaluated our auction rate securities and determined that no adjustment was required. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, if we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the

Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year on July 9, 2009. As of July 3, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 3, 2008 has not materially changed since we filed that report, with the exception that we retired $40.5 million principal amount of our 2007 Convertible Notes (due in 2012) at an average price of 92.6 of par value. These retirements reduced the remaining outstanding principal balance on our 2007 Convertible Notes to $97.1 million as of November 12, 2008. Our short-term and long-term debts are more fully described in Note 8 of Notes to Unaudited Interim Consolidated Financial Statements.
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
FSP No. FAS 141(R)-1
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”) amending and clarifying SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company will evaluate the impact of SFAS 141(R)-1 on its Consolidated Financial Statements in the event future business combinations are contemplated.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of SFAS 160 will not impact the Company’s results of operations or financial position because the Company does not have any minority interests.
FSP No. APB 14-1
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 is expected to impact the Company’s accounting for its 2007 Convertible Notes and previously held Junior Notes. This FSP requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the FSP requires prior period interest expense recognition. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15,

2008. The Company is currently evaluating FSP APB 14-1 and the precise impact that it will have on its Consolidated Financial Statements but the Company believes that the adoption of FSP APB 14-1 will have a material impact on the Company’s results of operations. The Company is not required to adopt FSP APB 14-1 until the first quarter of fiscal 2010.
FSP No. FAS 157-3
In October 2008, the Company adopted the provisions of the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), which clarifies how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance. The application of the provisions of FSP 157-3 did not materially impact the Company’s financial position or results of operations.
FSP No. FAS 157-4
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset and liability have significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.
FSP No. FAS 115-2 and FAS 124-2
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FAS 124-2”) amending SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FAS 115-2 and FAS 124-2 provide additional guidance to make other-than-temporary impairments more operational and to improve the financial statement presentation of such impairments. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.
SFAS 168
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification (“SFAS 168”). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. This Statement replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, market rate and interest risks as described below:

Investment and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of July 3, 2009 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$302.5
Restricted cash (time deposits and certificates of deposit)	5.9
Available for sale securities (auction rate securities)	2.3

Total	$310.7

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
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. The Company incurred unrealized foreign exchange gains/(losses) of $(0.1) million and $0.3 million for the three and nine-month periods ended July 3, 2009, respectively, and unrealized foreign exchange gains/(losses) of $0.3 million and $0.2 million for the three and nine-month periods ended June 27, 2008, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 3, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended July 3, 2009:

					Maximum Number (or
					Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs

4/04/09-5/01/09	4,449	(1)	$8.86	N/A (2)	N/A (2)
5/02/09-5/29/09	9,991	(1)	$9.01	N/A (2)	N/A (2)
5/30/09-7/03/09	2,892	(1)	$10.10	N/A (2)	N/A (2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.

Item 4.	Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on May 12, 2009 in Burlington, Massachusetts. At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
Election of directors:
Proposal to elect three (3) members of the Board of Directors of the Company as Class I Directors with terms expiring at the fiscal year 2012 Annual Meeting of Stockholders:
Balakrishnan S. Iyer	109,986,956	—	40,191,964
Thomas C. Leonard	133,072,566	—	17,106,354
Robert A. Schriesheim	117,362,094	—	32,816,826

	Shares Voted	Shares Voted	Votes Withheld/
	For	Against	Abstentions
To approve an amended and restated 2005 Long-Term Incentive Plan that (1) increases the number of shares available for issuance under the plan by the sum of (a) 12.5 million shares, (b) the number of shares available for issuance under the 1999 Employee Long Term Incentive Plan (the “1999 Plan”) that are unused as of the expiration date of such plan, and (c) the number of shares subject to awards outstanding under the 1999 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased, and (2) allows the grant of stock-based awards that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code and increases the limit on awards to 1.5 million shares per participant per calendar year.*
	106,052,678	25,490,863	367,253

To ratify the selection by the Company’s Audit Committee of KPMG LLP as the independent registered public accounting firm for the Company for fiscal year 2009.	147,814,971	2,136,279	227,670

*	18,268,129 broker non votes occurred with respect to this proposal

Item 5.	Other Information

Item 6.	Exhibits

Number	Description

10.QQ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: August 11, 2009	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette , Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

10.QQ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith