Form 10-K
period 2009-10-02
SKYWORKS SOLUTIONS INC
filed 2009-11-30
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2009
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
☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large Accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 3, 2009) was approximately $1,467,316,160. The number of outstanding shares of the registrant’s common stock, par value, $0.25 per share as of November 16, 2009 was 174,378,774.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 2, 2009

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
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
This Annual Report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we”, “our”, “ours” and “us” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CATV (Cable Television): a system of providing television to consumers via radio frequency signals transmitted to televisions through fixed optical fibers or coaxial cables as opposed to the over-the-air method used in traditional television broadcasting

•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the Radio Frequency (“RF”) spectrum

•	EDGE (Enhanced Data Rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	LTE (Long Term Evolution): 4th generation (4G) radio technologies designed to increase the capacity and speed of mobile telephone networks

•	RFID (Radio Frequency Identification): refers to the use of an electronic tag (typically referred to as an RFID tag) for the purpose of identification and tracking objects using radio waves

•	Satcom (Satellite Communications): where a satellite stationed in space is used for the purpose of telecommunications

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G (third generation wireless services) mobile communications standard, being pursued in the People’s Republic of China

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates

•	WEDGE an acronym for technologies that support both WCDMA and EDGE wireless communication systems

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes
Skyworks, Breakthrough Simplicity, the star design logo, Intera and Trans-Tech are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.
PART l
ITEM 1. BUSINESS
Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company’s portfolio includes amplifiers, attenuators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, mixers/demodulators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.
We have aligned our product portfolio around two broad markets: cellular handsets and analog semiconductors. In general, our handset portfolio includes highly customized power amplifiers and front-end solutions that are in many of today’s cellular devices, from entry level to multimedia platforms and smart phones. Our primary handset customers include LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion and HTC. Our competitors include Avago and RF Micro Devices.
In parallel, we offer over 2,500 different catalog and custom linear products to a highly diversified non-handset customer base. Our customers include infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Landis + Gyr, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the linear products markets include Analog Devices, Hittite Microwave, Linear Technology, and Maxim Integrated Products.
Headquartered in Woburn, Massachusetts, the Company is a Delaware corporation that was formed in 1962. The Company changed its corporate name from Alpha Industries, Inc. to Skyworks Solutions, Inc. on June 25, 2002, following a business combination. We have worldwide operations with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our Website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained in our Website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC’s Internet Website at www.sec.gov.
INDUSTRY BACKGROUND
We believe there are several key growth trends shaping the wireless industry. First is the advent of the mobile Internet, where consumers are increasingly demanding mobile devices with faster data rates, advanced image quality and improved Web connections. We believe this demand is one of the biggest secular growth trends in technology.
On the high-end of the cellular handset market, smart phone growth — which is at the heart of the mobile Internet phenomenon — is fostering this industry wide sea change. In effect, the smart phone is moving from a higher end tool reserved for the corporate executive to an increasingly mainstream communication platform necessity — one that is changing the way in which we live, work and play. Social networking sites such as Facebook and Twitter, are only fueling this trend. Furthermore, this segment is being embraced and widely promoted by carriers who benefit from the highly profitable data services revenue stream as subscribers move to enhanced data plans.
Another trend in the wireless industry is the convergence of multimedia-rich mobile devices and the recognition of the increasingly important role multimode Front-End Modules (“FEM”) play in the rapidly evolving wireless handset market, particularly as the industry migrates to 3G and 4G technologies which enable applications such as Web browsing, video streaming, gaming, MP3 players and cameras. Next-generation EDGE, WEDGE and WCDMA wireless platforms are becoming the majority of the more than one billion cellular phones the industry produces annually. With this accelerating trend, the complexity in the FEM increases as each new operating frequency band requires additional amplifier, filtering and switching content to support:
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

Finally, and a direct result of this increasing front-end module complexity, the addressable semiconductor content within the transmit and receive chain portion of the cellular handset is increasing. We believe this trend is creating an incremental market opportunity measured in the billions of dollars as switching, filtering and wireless local area networking functionality are integrated.
Meanwhile, outside of the handset market, wireless technologies are also rapidly proliferating. According to Gartner, a leading independent market research firm, the total available market for the analog semiconductor segment is expected to exceed $15 billion in 2011. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified among various end-markets, customer bases and applications including:
•	Infrastructure

•	Automotive

•	CATV/Satcom

•	Smart Energy

•	Medical

•	Military

•	RFID

•	Test & Measurement

•	WiMAX

•	WLAN
SKYWORKS’ STRATEGY
Skyworks’ mission is to achieve mobile connectivity leadership through semiconductor innovation. Key elements in our strategy include:
Diversifying Our Business
By leveraging our core analog and mixed signal technology, Skyworks is able to deliver solutions to a broad and diverse set of end markets and customers. In the handset market, we currently support all five tier-one handset manufacturers as well as the leading smart phone suppliers, and have strategic relationships with each key baseband supplier. In non-handset markets, we continue to take advantage of our catalog business, intellectual property and worldwide distribution network, to bolster our product pipeline and expand our addressable markets beyond the approximately 1,000 global customers and 2,500 analog components currently marketed.

Diversifying our Business
Gaining Market Share
Our customer engagements are increasingly centered on solving highly complex multimode, multiband, switching, filtering, digital control and amplification challenges — system-level requirements which intersect with Skyworks’ core competencies. Skyworks continues to invest in developing architectures which optimize power efficiency while minimizing cost and footprint, allowing us to meet customers’ demanding next-generation technology requirements as well as stringent quality standards and manufacturing scale necessities.
Capitalizing on Content Growth in Third and Fourth Generation Applications
As the industry migrates to multi-mode EDGE, WEDGE, WCDMA and LTE architectures across a multitude of wireless broadband applications, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result of this complexity in the front-end module, our addressable market is increasing significantly.
Capitalizing on Content Growth

Delivering Operational Excellence
Skyworks’ strategy is to vertically integrate our supply chain where we can differentiate or otherwise enter alliances and strategic relationships for leading-edge capabilities. This hybrid manufacturing approach allows us to better balance external capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we are therefore able to maintain margins and our return on invested capital on a broader range of revenues. We are focused on achieving the industry’s shortest cycle times, highest yields and ultimately the lowest product cost structure.
SKYWORKS’ PRODUCT PORTFOLIO
Our product portfolio consists of:
•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Detectors: intended for use in power management applications

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Front-End Modules: power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers/Demodulators: integrated, high-dynamic range, zero IF architecture downconverter for use in wireless communication applications

•	Modulators: designed for direct modulation of high frequency AM, PM or compound carriers

•	Phase Locked Loops (PLL): closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: provides ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
We believe we possess a broad technology capability and one of the most complete wireless communications product portfolios in the industry.
THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad front-end module and precision analog product portfolio

•	Technology leadership in power amplifier and front-end module product segments

•	Solutions for key air interface standards, including CDMA2000, GSM/GPRS/EDGE, LTE, WCDMA, WLAN and WiMAX

•	Engagements with a diverse set of top-tier customers

•	Analog, RF and mixed signal design capabilities

•	Access to key process technologies: GaAs HBT, pHEMT, BiCMOS, SiGE, CMOS, RF CMOS, and silicon

•	World-class manufacturing capabilities and scale

•	High level of customer service and technical support

•	Commitment to technology innovation
MARKETING AND DISTRIBUTION
Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all of our major market regions. In some markets we supplement our direct sales effort with independent manufacturers’ representatives, assuring broader coverage of territories and customers. We also utilize distribution partners, some of which are franchised globally with others focused in specific regional markets (e.g., Europe, North America, China and Taiwan).
We maintain an internal marketing organization that is responsible for developing sales and advertising literature, print media, such as product announcements and catalogs, as well as a variety of Web-based content. Skyworks’ sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of new programs. This relationship allows our team to facilitate customer-driven solutions, which leverage the unique strength of our product portfolio while providing high value and greatly reducing time-to-market.
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
REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers for each of the last three fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K.
INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
We own and are licensed under numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes, and other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms and processes. We cannot guarantee that these efforts will meaningfully protect our intellectual property, and others may independently develop substantially equivalent proprietary technologies, devices, algorithms or processes. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our proprietary technologies and processes, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore we seek to generate high gross margin revenue through the sale and license of non-core intellectual property and occasionally purchase intellectual property to support our core business. Due to rapid technological changes in the industry, we believe that establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.
COMPETITIVE CONDITIONS
We compete on the basis of time-to-market, new product innovation, overall product quality and performance, price, compliance with industry standards, strategic relationships with customers and baseband vendors, and protection of our intellectual property. Certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. We are focusing our development efforts on new products, design tools and manufacturing processes using our core technologies. Our research and development expenditures for fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 were $124.0 million, $146.0 million, and $126.1 million, respectively. The reduction in research and development expenditures between fiscal year 2008 and fiscal year 2009 was principally the result of the exit of non-core product areas in the second quarter of fiscal 2009.
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
BACKLOG AND INVENTORY
Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. We also maintain Skyworks-owned finished goods inventory at certain customer “hub” locations. We do not recognize revenue until these customers consume the Skyworks-owned inventory from these hub locations. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.
ENVIRONMENTAL REGULATIONS
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Most of our customers have mandated that our products comply with local and regional lead free and other “green” initiatives. We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.
SEASONALITY
Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as cellular handsets. The highest demand for our handset products generally occurs in the calendar quarter ending in December. The lowest demand for our handset products generally occurs in the calendar quarter ending in March.
GEOGRAPHIC INFORMATION
For information regarding net revenues by geographic region for each of the last three fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The majority of our tangible long lived assets are located in the United States of America and Mexico (see Note 18 of Item 8). Risks attendant to our foreign operations are discussed in Item 1A-Risk Factors.
EMPLOYEES
As of October 2, 2009, we employed approximately 3,300 persons. Approximately 400 of our employees in Mexico are covered by collective bargaining agreements.
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations, financial condition or results from operations.

We operate in the highly cyclical wireless communications semiconductor industry, which is subject to significant downturns.
We operate primarily in the wireless communications semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Recently, weak and uncertain economic conditions worldwide, together with other factors such as the continued volatility of the financial markets, have made it difficult for our customers and for us to accurately forecast and plan future business activities. If such uncertainty and economic weakness continues, the market for wireless communications semiconductor products could further contract and, as a result, our business, financial condition and results of operations for our current fiscal year would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand, manufacturing overcapacity, excess inventory levels and accelerated erosion of average selling prices. Furthermore, downturns in the wireless communications semiconductor industry may be prolonged, and any extended delay or failure of the wireless semiconductor market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.
Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results have fluctuated substantially on a quarterly and annual basis in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control.
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
The wireless communications semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and rapid loss of market share and may materially and adversely affect our business, financial condition and results of operations.
The wireless communications semiconductor industry in general and the markets in which we compete in particular are very competitive. We compete with U.S. and international semiconductor manufacturers of all sizes in terms of resources and market share, including RF Micro Devices and Avago.
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
Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.
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
We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We may not be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business and results of operations would be materially and adversely harmed.
In addition, prices of many of our products decline, sometimes significantly, over time. Our products may become obsolete earlier than planned or may not have life cycles long enough to allow us to recoup the cost of our investment in designing such products. Accordingly, we believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We may not be able to continue to reduce the cost of our products to remain competitive.
If OEMs and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.
Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenues from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.
Our manufacturing processes are extremely complex and specialized and disruptions could have a material adverse effect on our business, financial condition and results of operations.
Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse affect on our business. In addition, although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are capped at significant amounts, or are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, or other obligations under customer contracts, which may adversely impact our operating results. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades such as the conversion to a 6” wafer manufacturing line currently in process at our Newbury Park, California facility. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others.
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
We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:
•	the lack of wafer supply, potential wafer shortages and higher wafer prices,

•	limited control over delivery schedules, manufacturing yields, production costs and quality assurance, and

•	the inaccessibility of, or delays in, obtaining access to, key process technologies.
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
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components can result in tighter supplies. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. If we were to lose this sole source of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.
Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. Sales to our three largest OEM/distribution customers in fiscal 2009, Samsung Electronics Co., Sony Ericsson Mobile Communication AB (SEMC), and Asian Information Technology, Inc. (AIT), including sales to their manufacturing subcontractors (in the case of SEMC and Samsung), represented approximately 38% of our net revenues for fiscal 2009.
If we are unable to attract and retain qualified personnel to contribute to the design, development, manufacture and sale of our products, we may not be able to effectively operate our business.
As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we may not be able to continue to attract and retain the qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
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
Any litigation to determine the validity of claims that our products infringe or may infringe intellectual property rights of another, including claims arising from our contractual indemnification of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:
•	pay substantial damages,

•	cease the manufacture, import, use, sale or offer for sale of infringing products or processes,

•	discontinue the use of infringing technology,

•	expend significant resources to develop non-infringing technology, and

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.
Our operating results or financial condition may be materially adversely affected if we, or one of our customers, were required to take any one or more of the foregoing actions.
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
We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, information, data, devices, algorithms and processes. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. We cannot be assured that:
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
Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in cellular handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products. Limitations or changes in policy on phone subsidies in South Korea, Japan, China and other countries may have additional negative impacts on our revenues.

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
In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. The capital required to fund these investments and acquisitions may not be available in the future.
Our leverage and our debt service obligations may adversely affect our cash flow.
On October 2, 2009, we had total indebtedness of approximately $129.7 million, which represented approximately 10.5% of our total capitalization. Although our cash and cash equivalents balance currently exceeds our total indebtedness, we have long-term debt obligations that mature in 2012, and we may require additional financing prior to the maturity of such debt in order to allow us to sufficiently fund our research and development, capital expenditures, acquisitions, working capital and other cash requirements, particularly if our short-term revolving credit facility were not renewed.
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
In the past, weak global economic conditions have led to a slowdown in customer orders, an increase in the number of cancellations and rescheduling of backlog, and higher overhead costs as a percentage of our reduced net revenue. These factors contributed to operating losses for our business in the past. While we had positive operating results during the last three fiscal years, we may experience future losses as a result of a significant downturn in the economy, as a result of corporate restructuring activities, as a result of market factors beyond our control, or as a result of a combination of the foregoing.
Accounting Rule Changes for Certain Convertible Debt Instruments Will Alter Trends Established in Previous Periods.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 470-20-Debt, Debt with Conversion and Other Options (“ASC 470-20”). On October 3, 2009, we will adopt ASC 470-20. This Topic alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. Specifically, it will significantly increase the non-cash interest expense associated with our existing 1.25% and 1.50% convertible notes, and previously held 4.75% convertible notes including interest expense in prior periods. This accounting guidance will result in significantly higher non-cash interest expense in fiscal year 2010 and beyond, as well as non-cash interest expense in prior periods which has yet to be determined.
Remaining competitive in the semiconductor industry requires transitioning to smaller geometry process technologies and achieving higher levels of design integration.
In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.
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
We have used, and will continue to use, a variety of chemicals and compounds in manufacturing operations and have been and will continue to be subject to a wide range of environmental protection regulations in the United States and in foreign countries. Current or future regulation of the materials necessary for our products may have a material adverse effect on our business, financial condition and results of operations. Environmental regulations often require parties to fund remedial action for violations of such regulations regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. Furthermore, our customers increasingly require warranties or indemnity relating to compliance with environmental regulations. The amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws may have a material adverse effect on our business, financial condition and results of operations.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.
Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. If we do not continue to offer products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We may not continue to identify products and markets that require performance attributes of gallium arsenide solutions.
To be successful we may need to effect investments, alliances and acquisitions, and to integrate companies we acquire.
Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. We may not be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if such transactions are consummated, they could result in:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function

Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Irvine, California	Leased	117,300	Office space and design center
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Adamstown, Maryland	Owned	146,100	Manufacturing and office space
Cedar Rapids, Iowa	Leased	28,500	Design center
Mexicali, Mexico	Owned	380,000	Manufacturing and office space

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
We believe that there is no pending litigation involving the Company that will have, individually or in the aggregate, a material adverse effect on our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the quarter ended October 2, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 16, 2009, was approximately 30,146.

	High	Low
Fiscal year ended October 2, 2009:

First quarter	$7.51	$3.81
Second quarter	8.84	4.07
Third quarter	10.50	8.02
Fourth quarter	14.28	9.50

Fiscal year ended October 3, 2008:

First quarter	$9.36	$8.01
Second quarter	9.03	6.71
Third quarter	11.20	7.28
Fourth quarter	10.85	7.47
Skyworks has not paid cash dividends on its common stock and we do not anticipate paying cash dividends in the foreseeable future. Our expectation is to reinvest or retain all future earnings, if any.
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended October 2, 2009:

			Total Number of Shares	Maximum Number (or
	Total Number		Purchased as Part of Publicly	Approximately Dollar Value) of
	of Shares	Average Price	Announced Plans or	Shares that May Yet Be Purchased
Period	Purchased	Paid per Share	Programs	Under the Plans or Programs
7/04/09-7/31/09	—	—	N/A (2)	N/A (2)
8/01/09-8/28/09	3,181 (1)	$11.69	N/A (2)	N/A (2)
8/29/09-10/02/09	25,920 (1)	$13.22	N/A (2)	N/A (2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its employees.

(2)	Skyworks has no publicly announced plans or programs.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2009 and 2007 each consisted of 52 weeks and ended on October 2, 2009 and September 28, 2007, respectively. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008. The following balance sheet data and statements of operations data for the five years ended October 2, 2009 were derived from our audited consolidated financial statements. Consolidated balance sheets at October 2, 2009 and at October 3, 2008, and the related consolidated statements of operations and cash flows for each of the three years in the period ended October 2, 2009, and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(In thousands except per share data)	2009 (6)	2008 (6)	2007 (6)	2006 (6)	2005

Statement of Operations Data:
Net revenues	$802,577	$860,017	$741,744	$773,750	$792,371
Cost of goods sold (1)	484,357	517,054	454,359	511,071	484,599

Gross profit	318,220	342,963	287,385	262,679	307,772
Operating expenses:
Research and development	123,996	146,013	126,075	164,106	152,215
Selling, general and administrative (2)	100,421	100,007	94,950	135,801	103,070
Amortization of intangible assets (3)	6,118	6,005	2,144	2,144	2,354
Restructuring and other charges (4)	15,982	567	5,730	26,955	—

Total operating expenses	246,517	252,592	228,899	329,006	257,639

Operating income (loss)	71,703	90,371	58,486	(66,327)	50,133
Interest expense	(3,644)	(7,330)	(12,026)	(14,797)	(14,597)
Loss on early retirement of convertible debt (5)	(4,066)	(6,836)	(564)	—	—
Other income, net	1,753	5,983	10,874	8,350	5,453

Income (loss) before income taxes	65,746	82,188	56,770	(72,774)	40,989
Provision (benefit) for income taxes (7)	(27,543)	(28,818)	(880)	15,378	15,378

Net income (loss)	$93,289	$111,006	$57,650	$(88,152)	$25,611

Per share information:
Net income (loss), basic	$0.56	$0.69	$0.36	$(0.55)	$0.16

Net income (loss), diluted	$0.55	$0.68	$0.36	$(0.55)	$0.16

Balance Sheet Data:
Working capital	$393,132	$345,916	$316,494	$245,223	$337,747
Total assets	1,355,326	1,236,099	1,189,908	1,090,496	1,187,843
Long-term liabilities	53,202	143,143	206,338	185,783	237,044
Stockholders’ equity	1,105,129	944,216	786,347	729,093	792,564

(1)	During the second quarter of fiscal 2009, we implemented a restructuring plan to reduce global headcount by approximately 4% or 150 employees. The total charges related to the plan were $19.4 million of which $3.5 million was charged to cost of goods sold for inventory write-downs.

During fiscal 2006, we recorded $23.3 million of inventory charges and reserves primarily related to the exit of our baseband product area.

(2)	During fiscal 2006, we recorded bad debt expense of $35.1 million related to certain baseband customers.

(3)	The increase in amortization expense in fiscal 2009 and fiscal 2008 is primarily due to the acquisitions completed in October 2007 and in May 2009.

(4)	In fiscal 2009, we implemented a restructuring plan to reduce global headcount by approximately 4% or 150 employees. The total charges related to the plan were $19.4 million of which $16.0 million was charged to restructuring and other charges. This primarily consisted of $4.5 million related to severance and benefits, $5.6 million related to the impairment of long-lived assets, $2.1 million related to lease obligations, $2.3 million related to the impairment of technology licenses and design software and $1.5 million related to other charges.

In fiscal 2007, we recorded restructuring and other charges of $4.9 million related to the exit of the baseband product area.

In fiscal 2006, we recorded restructuring and other charges of $27.0 million related to the exit of our baseband product area.

(5)	In the fourth quarter of fiscal 2009, we recorded approximately $6.1 million of costs relating to the early retirement of $17.4 million of our 1.25% convertible subordinated notes. This is offset by a $2.0 million gain recorded during the first quarter of fiscal 2009 relating to the early retirement of $40.5 million of the Company’s 1.50% convertible subordinated notes. The notes were retired at a gain of approximately $2.9 million offset by a $0.9 million write-off of deferred financing costs.

In fiscal 2008, we recorded approximately $5.8 million of premium in excess of par value and $1.0 million of deferred financing costs relating to the early retirement of $62.4 million of 1.25% and 1.50% convertible subordinated notes.

(6)	Fiscal years ended October 2, 2009, October 3, 2008, September 28, 2007 and September 29, 2006 included $23.5 million, $23.2 million, $13.7 million and $14.2 million, respectively, of share-based compensation expense due to the adoption of the Statement of ASC 718-Compensation-Stock Compensation (“ASC 718”).

(7)	Based on the Company’s evaluation of the realizability of its United States net deferred tax assets through the generation of future taxable income, $40.9 million, $40.0 million and $14.2 million of the Company’s valuation allowance was reversed during the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively. For fiscal 2009, the amount reversed consisted of $27.7 million recognized as income tax benefit, and $13.2 million recognized as a reduction to goodwill. For fiscal 2008, the amount reversed consisted of $36.4 million recognized as income tax benefit, and $3.6 million recognized as a reduction to goodwill. For fiscal 2007, the amount reversed consisted of $1.7 million recognized as income tax benefit, and $12.5 million recognized as a reduction to goodwill.
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
OVERVIEW
Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company’s portfolio includes amplifiers, attenuators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, mixers/demodulators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.
BUSINESS FRAMEWORK
We have aligned our product portfolio around two broad markets: cellular handsets and analog semiconductors. In general, our handset portfolio includes highly customized power amplifiers and front-end solutions that are in many of today’s cellular devices, from entry level to multimedia platforms and smart phones. Our primary handset customers include LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion and HTC. Our competitors include Avago and RF Micro Devices.
In parallel, we offer over 2,500 different catalog and custom linear products to a highly diversified non-handset customer base. Our customers include infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Landis + Gyr, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the linear products markets include Analog Devices, Hittite Microwave, Linear Technology, and Maxim Integrated Products.
BASIS OF PRESENTATION
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2009 and 2007 each consisted of 52 weeks and ended on October 2, 2009 and September 28, 2007, respectively. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008.
In June, 2009, the Financial Accounting Standards Board, (“FASB”), established the Accounting Standards Codification, (“Codification”), as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our audited consolidated financial statements.
We have evaluated subsequent events through November 30, 2009, the date of issuance of the audited consolidated financial statements. During this period we did not have any material subsequent events.
RESULTS OF OPERATIONS
YEARS ENDED OCTOBER 2, 2009, OCTOBER 3, 2008, AND SEPTEMBER 28, 2007.
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	60.4	60.1	61.3

Gross margin	39.6	39.9	38.7
Operating expenses:
Research and development	15.4	17.0	17.0
Selling, general and administrative	12.5	11.6	12.8
Amortization of intangible assets	0.8	0.7	0.3
Restructuring and other charges	2.0	0.1	0.8

Total operating expenses	30.7	29.4	30.9

Operating income	8.9	10.5	7.8
Interest expense	(0.5)	(0.9)	(1.6)
Loss on early retirement of convertible debt	(0.5)	(0.8)	(0.1)
Other income, net	0.2	0.7	1.5

Income before income taxes	8.1	9.5	7.6
Benefit for income taxes	(3.4)	(3.4)	(0.1)

Net income	11.5%	12.9%	7.7%

GENERAL
During fiscal 2009, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
•	According to some industry estimates, cellular handset unit volumes eroded in excess of 12% between 2008 and 2009 primarily as a result of adverse global macroeconomic conditions. Despite the overall estimated decrease of approximately 12% in demand, our revenues declined by only 6.7% or $57.4 million year-over-year due to market share gains and a strengthening position in high dollar content 3G and multimode segments.

•	We maintained relatively consistent gross profit margins of approximately 40% for the fiscal year ended October 2, 2009 as compared to the prior fiscal year despite a year-over-year decrease in the overall revenue base. This was principally the result of aggressive year-over-year material cost reductions, yield improvements, leverage of our fixed costs and cost control measures including capacity management enhanced by the flexibility of our hybrid manufacturing model.

•	We generated $210.1 million in cash provided by operations for fiscal 2009 as compared to $173.7 in fiscal 2008 (a 21% increase year-over-year). This resulted in a cash, cash equivalents and restricted cash balance of $370.1 million at October 2, 2009, as compared to $231.1 million at October 3, 2008.

•	In fiscal year 2009, we retired $40.5 million and $17.4 million of our 2007 Convertible Notes (due in 2012 and 2010, respectively). These retirements reduced the remaining principal balance on our 2007 Convertible Notes to $79.7 million. In addition we generated $210.1 million of cash in fiscal year 2009 which has allowed us to improve our net cash position from $43.5 million at October 3, 2008 to $240.4 million at October 2, 2009.

•	As revenue declined $57.4 million sequentially between fiscal 2008 and 2009, we implemented broad-based cost control measures in order to offset the anticipated decline in operating income. As a result, our operating income declined only modestly by $18.7 million in fiscal 2009 as compared to fiscal 2008.
NET REVENUES

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Net revenues	$802,577	(6.7)%	$860,017	15.9%	$741,744
We market and sell our products directly to Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”) and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.
Overall revenues in fiscal 2009 decreased by $57.4 million, or 6.7%, from fiscal 2008. This revenue decline was principally due to a reduction in demand in our end markets as a result of adverse global macroeconomic conditions, in addition to our exit from certain product areas such as mobile transceivers in the second fiscal quarter of 2009. Net revenues from our top three customers decreased to 38.2% for the fiscal year ended October 2, 2009 as compared to 43.5% for the corresponding period in the prior year, reflecting continued diversification of our customer base.
Overall revenues in fiscal 2008 increased by $118.3 million, or 15.9%, from fiscal 2007. This revenue growth was principally due to the ramp of new mobile platform products, the addition of new mobile platform customers, diversification into new, adjacent markets and the expansion of our market share in increasingly complex front-end modules at our existing customers.
For information regarding net revenues by geographic region and customer concentration for each of the last three fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Gross profit	$318,220	(7.2)%	$342,963	19.3%	$287,385
% of net revenues	39.6%		39.9%		38.7%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
We maintained relatively consistent gross profit margins of 40% for the fiscal year ended October 2, 2009 as compared to the prior fiscal year despite a year-over-year decrease in the overall revenue base between the two fiscal years. This was principally the result of aggressive year-over-year material cost reductions, yield improvements, leverage of our fixed costs and cost control measures including capacity management enhanced by the flexibility of our hybrid manufacturing model. Gross profit in aggregate dollars decreased $24.7 million between fiscal year 2009 and fiscal year 2008 primarily as the result of the aforementioned $57.4 million decrease in overall revenues. In fiscal year 2009, we continued to benefit from higher gross margins associated with intellectual property revenues.
Gross profit as a percentage of net revenues improved to 39.9% in fiscal year 2008, from 38.7% in fiscal year 2007, and was principally the result of a more favorable revenue mix. Additionally, gross profit margin improved as a result of higher equipment efficiencies at all of our factories as our established hybrid manufacturing model with multiple external foundries allows us to maintain high internal capacity utilization by using second-sources for high fixed cost services like foundry and assembly. This approach provides supply chain flexibility, lower capital investment, the ability to meet upside demand and provides cost advantages. Furthermore, yield improvements and year-over-year material cost reductions along with the increased overall revenue contributed to the gross profit and margin improvement in both aggregate dollars and as a percentage of sales. In fiscal year 2008, we continued to benefit from higher gross margins associated with intellectual property revenue.
RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Research and development	$123,996	(15.1)%	$146,013	15.8%	$126,075
% of net revenues	15.4%		17.0%		17.0%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for fiscal year 2009 when compared to fiscal year 2008 is principally attributable to the restructuring plan implemented on January 22, 2009 in which we exited non-core product areas.
The increase in research and development expenses in aggregate dollars for fiscal year 2008 when compared to fiscal year 2007 is principally attributable to increased labor and benefit costs and increases in engineering builds and mask expenditures and variable materials and supplies expenses as we continued to invest in new product developments in both our mobile platforms and linear product areas.
SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Selling, general and administrative	$100,421	0.4%	$100,007	5.3%	$94,950
% of net revenues	12.5%		11.6%		12.8%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, stock based compensation expense, advertising, marketing and other costs.
Selling, general and administrative expenses remained relatively unchanged in aggregate dollars for fiscal year 2009 as compared to fiscal year 2008. Selling, general and administrative expenses as a percentage of net revenues increased for fiscal year 2009, as compared to fiscal year 2008, due to the aforementioned decline in fiscal year 2009 revenue.
Selling, general and administrative expenses increased in aggregate dollars for fiscal year 2008 as compared to fiscal year 2007, primarily due to higher share-based compensation expense, higher incentive compensation costs and higher sales commissions. Selling, general and administrative expenses as a percentage of net revenues decreased for fiscal 2008, as compared to fiscal 2007, as a result of net revenue growth greater than increases in selling, general and administrative costs.
AMORTIZATION OF INTANGIBLE ASSETS

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Amortization	$6,118	1.9%	$6,005	180.1%	$2,144
% of net revenues	0.8%		0.7%		0.3%
The increase in amortization expense during the fiscal year ended October 2, 2009 as compared to fiscal year 2008 is due to additional amortization expense on intangible assets recorded as part of the acquisition of Axiom Microdevices, Inc., completed in the third fiscal quarter of 2009.
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
For additional information regarding goodwill and intangible assets, see Note 8 of Item 8 of this Annual Report on Form 10-K.

RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Restructuring and other charges	$15,982	2718.7%	$567	(90.1)%	$5,730
% of net revenues	2.0%		0.1%		0.8%
Restructuring and other charges consist of charges for asset impairments and restructuring activities, as follows:
On January 22, 2009, we implemented a restructuring plan to realign our costs given current business conditions. We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees which resulted in a reduction to annual operating expenditures of approximately $20 million. We recorded various charges associated with this action. In total, we recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $16.0 million charge includes the following: $4.5 million related to severance and benefits, $5.6 million related to the impairment of certain long-lived assets, which were written down to their salvage values, $2.1 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges. These charges total $16.0 million and are recorded in restructuring and other charges.
For additional information regarding restructuring charges and liability balances, see Note 16 of Item 8 of this Annual Report on Form 10-K.
INTEREST EXPENSE

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Interest expense	$3,644	(50.3)%	$7,330	(39.0)%	$12,026
% of net revenues	0.5%		0.9%		1.6%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 4.75% convertible subordinated notes (the “Junior Notes”), and the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”).
The decrease in interest expense for the fiscal year ended October 2, 2009 as compared to fiscal 2008 in aggregate dollars and as a percentage of net revenues is due to the early retirement of $57.9 million of the Company’s 2007 Convertible Notes in the first and fourth quarters of fiscal 2009.
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
For additional information regarding our borrowing arrangements, see Note 9 of Item 8 of this Annual Report on Form 10-K.

LOSS ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Loss on early retirement of convertible debt	$4,066	(40.5)%	$6,836	1112.1%	$564
% of net revenues	0.5%		0.8%		0.1%
In the first quarter of fiscal 2009 we retired $40.5 million principal amount of our 2007 Convertible Notes due in 2012. We recorded a gain of $2.0 million in the first quarter of fiscal 2009 related to the early retirement of these notes, reflecting a $2.9 million discount received on the early retirement of these notes offset by a $0.9 million write-off of deferred financing costs. In the fourth quarter of fiscal 2009 we retired $17.4 million of our 2007 Convertible Notes due in 2010. We recorded a loss of $6.1 million in the fourth quarter related to the early retirement of these notes. We retired a total of $57.9 million of our 2007 Convertible Notes in fiscal year 2009.
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
OTHER INCOME, NET

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Other income, net	$1,753	(70.7)%	$5,983	(45.0)%	$10,874
% of net revenues	0.2%		0.7%		1.5%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for the fiscal year ended October 2, 2009 as compared to fiscal 2008 as well as for the fiscal year ended October 3, 2008 as compared to fiscal 2007, is due to an overall decline in interest income on invested cash balances due to lower interest rates in fiscal 2008 and 2009.
BENEFIT FOR INCOME TAXES

	Fiscal Years Ended
	October 2,		October 3,		September 28,
(dollars in thousands)	2009	Change	2008	Change	2007

Benefit for income taxes	$(27,543)	(4.4)%	$(28,818)	3174.8%	$(880)
% of net revenues	3.4%		3.4%		0.1%
Income tax benefit for fiscal 2009 was $(27.5) million as compared to a $(28.8) million benefit for fiscal 2008 and $(0.9) million for fiscal 2007. The fiscal 2009 benefit is due to a $(45.5) million reduction in the valuation allowance related to current year utilization and the recognition of future tax benefits on United States state net operating losses, credit carryforwards, and other temporary items and United States income tax benefit of $(1.0) million, offset by reserves for tax uncertainties of $0.3 million. The fiscal 2008 benefit of $(28.2) million is due to a $(36.4) million reduction in the valuation allowance related to the partial recognition of future tax benefits on United States federal and state net operating loss and credit carryforwards, offset by United States income tax expense of $1.2 million, and a charge in lieu of tax expense of $7.0 million. The fiscal 2008 charge in lieu of tax expense resulted from a partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill. The fiscal 2007 United States income tax benefit of $(2.2) million is due to a

$(1.7) million reduction in the valuation allowance related to the partial recognition of future tax benefits on United States federal and state net operating loss carryforwards and the reversal of $(0.5) million of tax reserve no longer required.
The provision (benefit) for foreign income taxes for fiscal 2009, 2008, and 2007 was $0.9 million, $(0.6) million, and $1.3 million, respectively. The foreign tax benefit for fiscal 2008 included a reversal of $(1.0) million of reserves for tax uncertainties that are no longer required.
In accordance with GAAP, management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of October 2, 2009, we have maintained a valuation allowance of $26.6 million of which $25.0 million relates to our United States deferred tax assets and $1.6 million relates to our foreign operations.
Realization of our deferred tax assets is dependent upon generating taxable income in the future. We have considered several factors in evaluating our capacity to generate future earnings. Skyworks has produced a strong earnings trend generating cumulative earnings before income taxes of $204.7 million in fiscal years 2007 through 2009. In addition, despite the current economic slowdown, earnings before income taxes of $65.7 million were reported for fiscal year 2009. Based on management’s evaluation of the realizability of its net deferred tax assets through the generation of future income, $40.9 million of our valuation allowance was reversed at October 2, 2009. The amount reversed consisted of $27.7 million recognized as income tax benefit, and $13.2 million recognized as a reduction to goodwill, which includes $5.6 million related to the acquired Axiom deferred tax assets. The remaining valuation allowance as of October 2, 2009 is $26.6 million, principally related to state research tax credits that management has determined is more likely than not that it will not be realized. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets will be accounted for as follows: approximately $22.3 million will be recognized as an income tax benefit, $0.4 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
We will continue to evaluate our valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $181.3 million of future United States federal taxable income to utilize all of our federal net operating loss carryforwards and federal research and experimentation tax credit carryforwards as of October 2, 2009.
No provision has been made for United States, state, or additional foreign income taxes related to approximately $4.9 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
On September 29, 2007, we adopted ASC 740- Income Taxes (“ASC 740”) — (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The provisions of ASC 740 will be applied to all income tax provisions commencing from that date.
Of the total unrecognized tax benefits at October 2, 2009, $6.5 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months.
On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. GAAP prescribes that the effect of the new tax on deferred taxes must be included in tax expense in the period that includes the enactment date. The effect of recording deferred taxes in the first fiscal quarter of 2008 to the foreign tax provision (benefit) was $(0.2) million. We have accrued flat tax for the year ended October 2, 2009 of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	October 2,	October 3,	September 28,
(dollars in thousands)	2009	2008	2007

Cash and cash equivalents at beginning of period	$225,104	$241,577	$136,749

Net cash provided by operating activities	210,149	173,678	84,778
Net cash used in investing activities	(49,528)	(94,959)	(20,146)
Net cash provided by (used in) financing activities	(21,504)	(95,192)	40,196

Cash and cash equivalents at end of period	$364,221	$225,104	$241,577

FISCAL 2009
Based on our results of operations for fiscal 2009, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances increased $139.1 million to $364.2 million at October 2, 2009 from $225.1 million at October 3, 2008. We generated $210.1 in cash from operations during the fiscal year ended October 2, 2009, which was offset by the retirement of $57.9 million of the 2007 Convertible Notes, capital expenditures of $39.2 million and expenditures on acquisitions of $10.4 million. The number of days sales outstanding for the fiscal year ended October 2, 2009 decreased to 46 from 57 for fiscal 2008.
During fiscal 2009, we generated net income of $93.3 million. We experienced a decrease in receivables and inventories of $29.9 million and $15.7 million, respectively, an increase in accounts payable of $9.2 million and incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, share-based compensation expense, non-cash restructuring expense, asset impairments and inventory write-downs) totaling $93.5 million. This was offset by a decrease in accrued liabilities of $2.5 million, an increase to other assets of $3.9 million, and an increase to our deferred tax assets of $27.2 million (primarily the result of a partial release of our tax valuation allowance in fiscal 2009).
Cash used in investing activities for the fiscal year ended October 2, 2009, consisted of investments in capital equipment of $39.2 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities and can be funded by the generation of positive cash flows from operations. We also made payments for acquisitions, net of cash acquired of $10.4 million. We may also consider additional future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the fiscal year ended October 2, 2009, consisted of early retirement of $57.9 million of our 2007 Convertible Notes, the repurchase of treasury stock of $2.4 million, offset by proceeds from stock option exercises of $38.7 million. For additional information regarding our borrowing arrangements, see Note 9 of Item 8 of this Annual Report on Form 10-K.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits/certificates of deposit. At October 2, 2009, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. Disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the security matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in Other Comprehensive Income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2009, and as of October 2, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
FISCAL 2008
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
Cash used in investing activities for the fiscal year ended October 3, 2008, consisted of net sales of $2.5 million in auction rate securities and investments in capital equipment of $64.8 million primarily to expand fabrication and assembly and test capacity. We believed a focused program of capital expenditures would have been required to sustain our manufacturing capabilities. We expected that future capital expenditures would be funded by the generation of positive cash flows from operations. In addition, we paid $32.6 million in cash to acquire certain assets from two separate companies. We acquired Freescale Semiconductor’s handset power amplifier business and also acquired patents from another company.
Cash used in financing activities for the fiscal year ended October 3, 2008, consisted of the retirement of the remaining $49.3 million in Junior Notes, the retirement of $62.4 million of our 2007 Convertible Notes, and the repurchase of treasury stock of $2.1 million, offset by cash provided by stock option exercises of $18.0 million. For additional information regarding our borrowing arrangements, see Note 9 of Item 8 of this Annual Report on Form 10-K.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits/certificates of deposit. At October 3, 2008, we also held a $3.2 million auction rate security which historically has provided liquidity through a Dutch auction process. The recent disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the security matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in Other Comprehensive Income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
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
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities at October 2, 2009 (see Notes 9 and 13 of Item 8 of this Annual Report on Form 10-K), in thousands:

	Payments Due By Period (3)
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter(1)
Long-Term Debt Obligations	$79,733	$32,617	$47,116	$—	$—
Other Commitments (1)	9,747	4,227	4,895	625	—
Operating Lease Obligations	10,447	6,702	3,732	13	—
Other Long-Term Liabilities (2)	6,086	2,750	321	174	2,841

	$106,013	$46,296	$56,064	$812	$2,841

(1)	Other Commitments consist of contractual license and royalty payments.

(2)	Other Long-Term Liabilities includes $2.4 million of Executive Deferred Compensation for which there is a corresponding long term asset.

(3)	The aforementioned Facility Agreement is not included in the table above.
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
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of ASC 605-Revenue Recognition, have been met. We ship product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain general allowances for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. These reserves are determined quarterly and require management to make estimates of the collectability of our accounts receivable by considering factors such as historical bad debt experience, the age of the accounts receivable balances and the impact of the current economic climate on a customer’s ability to pay. In addition, as we become aware of any specific receivables which may be uncollectable, we perform additional analysis and reserves are recorded if deemed necessary. Determination of such additional specific reserves require management to make judgments and estimates pertaining to factors such as a customer’s credit worthiness, intent and ability to pay, and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our results of operations could be materially affected.
INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Each quarter, we estimate and establish reserves for excess, obsolete or unmarketable inventory. These reserves are generally equal to the historical cost basis of the excess or obsolete inventory and once recorded are considered permanent adjustments. Calculation of the reserves requires management to use judgment and make assumptions about forecasted demand in relation to the inventory on hand, competitiveness of our product offerings, general market conditions and product life cycles upon which the reserves are based. When inventory on hand exceeds foreseeable demand (generally in excess of twelve months), reserves are established for the value of such inventory that is not expected to be sold at the time of the review.
If actual demand and market conditions are less favorable than those we project, additional inventory reserves may be required and our results of operations could be materially affected. Some or all of the inventories that have been reserved may be retained and made available for sale, however, they are generally scrapped over time.
SHARE-BASED COMPENSATION
The Company applies ASC 718-Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to our 2002 Employee Stock Purchase Plan, restricted stock and other special equity awards based on estimated fair values. We adopted ASC 718 using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of our fiscal year 2006.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended October 2, 2009 only included share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 2, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of ASC 718, we elected to retain our method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for our pro forma information disclosure required under previous accounting guidance. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For more complex awards with market-based performance conditions, we employ a Monte Carlo simulation method which calculates many potential outcomes for an award and establishes fair value based on the most likely outcome.
ASC 718 requires us to evaluate and periodically validate several assumptions in conjunction with calculating share-based compensation expense. These assumptions include the expected life of a stock option or other equity based award, expected volatility, pre-vesting forfeiture, risk free rate and expected dividend yield. All of these assumptions affect to one degree or another, the valuation of our equity based awards or the recognition of the resulting share-based compensation expense. The most significant assumptions in our calculations are described below.
Expected Life of an Option or other Equity Based Award
Since employee options are non-transferable, ASC 718 allows the use of an expected life to more accurately estimate the value of an employee stock option rather than using the full contractual term.
The vesting of the majority of our stock options are graded over four years (25% at each anniversary) and the contractual term is either 7 years or 10 years. We analyzed our historical exercise experience and exercise behavior by job group. We analyzed the following three exercise metrics: exercise at full vesting, exercise at midpoint in the contractual life and exercise at the end of the full contractual term. We chose the mid-point alternative as the estimate which most closely approximated actual exercise experience of our employee population. The valuation and resulting share-based compensation expense recorded is sensitive to what alternative is chosen and the choice of another alternative in the future could result in a material difference in the amount of share-based compensation expense recorded in a reporting period.
Expected Volatility
Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. ASC 718 does not specify a method for estimating expected volatility; instead it provides a list of factors that should be considered when estimating volatility: historical volatility that is generally commensurate with the expected option life, implied volatilities, the length of time a stock has been publicly traded, regular intervals for price observations, corporate and capital structure and the possibility of mean reversion. We analyzed our volatility history and determined that the selection of a weighting of 50% to historical volatility and 50% to implied volatility (as measured by examining the underlying volatility in the open market of publicly traded call options) would provide the best estimate of expected future volatility of the stock price. The selection of another methodology to calculate volatility or even a different weighting between implied volatility and historical volatility could materially impact the valuation of stock options and other equity based awards and the resulting amount of share-based compensation expense recorded in a reporting period.
Pre-Vesting Forfeiture
ASC 718 specifies that initial accruals of share-based compensation expense should be based on the estimated number of instruments for which the requisite service is expected to be rendered. We examined our options forfeiture history and computed an average annualized forfeiture percentage. We determined that a weighted average of historical annualized forfeitures is the best estimate of future actual forfeiture experience. The application of a different methodology for calculating estimated forfeitures could materially impact the amount of share-based compensation expense recorded in a reporting period.
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which exclude goodwill, are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or our business strategy, significant negative industry or economic trends and a significant decline in our stock price for a sustained period of time. In addition, impairment reviews are conducted at the judgment of management whenever asset / asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset / asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset / asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset or asset group, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment in accordance with the provisions of ASC 350- Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of our goodwill and intangible assets. We assess the need to test our goodwill for impairment on a regular basis. Pursuant to the guidance provided under ASC 280-Segment Reporting (“ASC 280”), we have determined that we have only one reporting unit for the purposes of allocating and testing goodwill under ASC 350.
The goodwill impairment test is a two-step process. The first step of our impairment analysis compares our fair value to our net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In our assessment of our fair value, we consider the average market price of our common stock surrounding the selected testing date, the number of shares of our common stock outstanding during such period and other marketplace activity and related control premiums. If the calculated fair value is determined to be less than the book value of the Company, then we perform step two of the impairment analysis. Step two of the analysis compares the implied fair value of our goodwill, to the book value of our goodwill. If the book value of our goodwill exceeds the implied fair value of our goodwill, an impairment loss is recognized equal to that excess. In Step 2 of our annual impairment analysis, we primarily use the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of our goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates we would use would be consistent with the plans and estimates that we use to manage our business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that our intangible assets have become impaired and result in additional interim impairment testing.
In fiscal 2009, we performed impairment tests of our goodwill on January 3, 2009, April 4, 2009 and on July 4, 2009. The first impairment test was triggered by a significant decline in our stock price and deterioration in the macro-economic climate during the first fiscal quarter. The second impairment test was triggered by a restructuring action announced on January 22, 2009 and the third test was conducted on the first day of the fourth fiscal quarter, July 4, 2009, in accordance with our regularly scheduled annual testing. The results of all three of these tests indicated that none of our goodwill was impaired based on Step 1 of the test; accordingly Step 2 of the test was not performed. Any management judgments and assumptions made in these tests were generally consistent with those made in prior periods.
INCOME TAXES
We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the adequacy of the valuation allowance quarterly. Likewise, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income or decrease the carrying value of goodwill in the period such determination was made.
The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, our ability to develop products to our customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. In addition, the current uncertain economic environment limits our ability to confidently forecast our taxable income. In fiscal years 2008 and 2009, our estimates of future taxable income were prepared in a manner consistent with our assessment of various factors, including market and industry conditions, operating trends, product life cycles and competitive and regulatory environments.
The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, ASC 740-(“Income Taxes”) (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASC 805
In December 2007, the FASB issued amendments to ASC 805-Business Combinations (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The amendments to ASC 805 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009 the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The Company expects ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the October 3, 2009 effective date.
ASC 810
In December 2007, the FASB issued amendments to ASC 810-Consolidation (“ASC 810”). ASC 810 amends previously issued authoritative literature to amend accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of consolidation procedures for consistency with the requirements of ASC 805. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company does not expect the adoption of ASC 810 to impact its results of operations or financial position because the Company does not have any minority interests.
ASC 820
In September 2006, the FASB issued ASC 820-Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The Company has determined that the adoption of ASC 820 will not have a material impact on the Company’s results from operations or financial position.
ASC 825
In February 2007, the FASB issued ASC 825-Financial Instruments (“ASC 825”), including an amendment of ASC 320-Investments-Debt and Equity Securities (“ASC 320”) , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825 is effective for the Company beginning on October 3, 2009. The adoption of ASC 825 will not have a material impact on the Company’s results from operations or financial position.
ASC 470-20
In May 2008, the FASB issued ASC 470-20-Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470-20 is expected to impact the Company’s accounting for its 2007 Convertible Notes and previously held Junior Notes. This authoritative accounting literature requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the accounting literature requires prior period interest expense recognition. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating ASC 470-20 and the impact that it will have on its Consolidated Financial Statements. The Company will adopt ASC Topic 470 on October 3, 2009.
ASC 855
In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was included in the Codification under ASC 855- Subsequent Events (“ASC 855”), and became effective for the Company beginning with the third fiscal quarter of 2009. We performed an evaluation of subsequent events through November 30, 2009, and we issued our financial statements on November 30, 2009.
ASC 105
In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). This guidance was included in the Codification under ASC 105-Generally Accepted Accounting Principles (“ASC 105”). All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the fourth fiscal quarter of 2009. Therefore, beginning with the fourth fiscal quarter of 2009, all references made by the Company to GAAP in its notes to the consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have any impact on the Company’s consolidated financial statements.
ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition (“ASC 605”) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended October 2, 2009.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to foreign currency, market rate and interest risks as described below:
Investment and Interest Rate Risk
Our exposure to interest and market risks relates principally to our investment portfolio, which as of October 2, 2009 consisted of the following (in thousands):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$364,221
Restricted cash (time deposits and certificates of deposit)	5,863
Available for sale securities (auction rate securities)	2,288

$372,372

The main objective of our investment activities is the liquidity and preservation of capital. Credit risk associated with our investments is not significant as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We do not use derivative instruments for trading, speculative or investment purposes.
In general, our cash and cash equivalent investments have short-term maturity periods which dampen the impact of significant market or interest rate risk. We are, however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities carry a longer maturity period (contractual maturities exceed ten years). In fiscal 2008, we experienced what we believe will be a temporary unrealized loss on our investment in auction rate securities primarily caused by a disruption in the liquidity of the Dutch auction process which resets interest rates each period. We classified auction rate securities in prior periods as current assets under “Short Term Investments”. Given the failed auctions, the auction rate securities are effectively illiquid until there is a successful auction. Accordingly, the remaining auction rate securities balance has been reclassified to non-current other assets. However, it is not more likely-than-not that we will be required to sell the auction rate securities prior to maturity.
Our short-term debt consists of borrowings under our credit facility with Wachovia Bank, N.A. of $50.0 million. Interest related to our borrowings under our credit facility with Wachovia Bank, N.A. is at LIBOR plus 0.75% and was approximately 0.99% at October 2, 2009. Consequently, we do not have significant cash flow exposure on this short-term debt or interest rate risk.
Our long-term debt at October 2, 2009 consists of $79.7 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”), of which $32.6 million are classified in short-term debt as current maturities. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have been included in the computation of earnings per share for the fiscal year ended October 2, 2009.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, the Company had unrealized foreign exchange gains/(losses) of $0.7 million, $(0.6) million, and $0.4 million, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company for the fiscal year ended October 2, 2009 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 48

(2)	Consolidated Statements of Operations for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 49

(3)	Consolidated Balance Sheets at October 2, 2009 and October 3, 2008	Page 50

(4)	Consolidated Statements of Cash Flows for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 51

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 52

(6)	Notes to Consolidated Financial Statements	Pages 53 through 80

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended October 2, 2009. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2009 Form 10-K. We also have audited Skyworks Solutions Inc.’s internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyworks Solutions, Inc. and subsidiaries as of October 2, 2009 and October 3, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Boston, Massachusetts
November 30, 2009

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Net revenues	$802,577	$860,017	$741,744
Cost of goods sold	484,357	517,054	454,359

Gross profit	318,220	342,963	287,385

Operating expenses:
Research and development	123,996	146,013	126,075
Selling, general and administrative	100,421	100,007	94,950
Amortization of intangible assets	6,118	6,005	2,144
Restructuring and other charges	15,982	567	5,730

Total operating expenses	246,517	252,592	228,899

Operating income	71,703	90,371	58,486
Interest expense	(3,644)	(7,330)	(12,026)
Loss on early retirement of convertible debt	(4,066)	(6,836)	(564)
Other income, net	1,753	5,983	10,874

Income before income taxes	65,746	82,188	56,770
Benefit for income taxes	(27,543)	(28,818)	(880)

Net income	$93,289	$111,006	$57,650

Per share information:

Net income, basic	$0.56	$0.69	$0.36

Net income, diluted	$0.55	$0.68	$0.36

Number of weighted-average shares used in per share computations, basic	167,047	161,878	159,993

Number of weighted-average shares used in per share computations, diluted	169,663	164,755	161,064

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	October 2,	October 3,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$364,221	$225,104
Restricted cash	5,863	5,962
Receivables, net of allowance for doubtful accounts of $2,845 and $1,048, respectively	115,034	146,710
Inventories	86,097	103,791
Other current assets	18,912	13,089

Total current assets	590,127	494,656
Property, plant and equipment, net	162,299	173,360
Goodwill	482,893	483,671
Intangible assets, net	18,245	19,746
Deferred tax assets	91,479	53,192
Other assets	10,283	11,474

Total assets	$1,355,326	$1,236,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$82,617	$50,000
Accounts payable	69,098	58,527
Accrued compensation and benefits	29,449	32,110
Other current liabilities	15,831	8,103

Total current liabilities	196,995	148,740
Long-term debt, less current maturities	47,116	137,616
Other long-term liabilities	6,086	5,527

Total liabilities	250,197	291,883

Commitments and contingencies (Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 177,873 shares issued and 172,815 shares outstanding at October 2, 2009 and 170,323 shares issued and 165,592 shares outstanding at October 3, 2008	43,204	41,398
Additional paid-in capital	1,499,406	1,430,999
Treasury stock	(36,307)	(33,918)
Accumulated deficit	(399,794)	(493,083)
Accumulated other comprehensive loss	(1,380)	(1,180)

Total stockholders’ equity	1,105,129	944,216

Total liabilities and stockholders’ equity	$1,355,326	$1,236,099

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Cash flows from operating activities:
Net income	$93,289	$111,006	$57,650
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	23,466	23,212	13,737
Depreciation	44,413	44,712	39,237
Charge in lieu of income tax expense	—	7,014	—
Amortization of intangible assets	6,118	6,933	2,144
Amortization of deferred financing costs	943	1,753	2,311
Contribution of common shares to savings and retirement plans	8,502	10,407	8,565
Non-cash restructuring expense	955	567	419
Deferred income taxes	(27,182)	(36,648)	(1,741)
Loss on disposal of assets	411	276	227
Inventory write-downs	3,458	—	—
Asset impairments	5,616	—	—
Provision for losses (recoveries) on accounts receivable	1,797	(614)	2,203
Changes in assets and liabilities net of acquired balances:
Receivables	29,947	21,223	(10,724)
Inventories	15,678	(16,082)	(247)
Other current and long-term assets	(3,932)	2,860	(1,534)
Accounts payable	9,219	2,110	(16,654)
Other current and long-term liabilities	(2,549)	(5,051)	(10,815)

Net cash provided by operating activities	210,149	173,678	84,778

Cash flows from investing activities:
Capital expenditures	(39,172)	(64,832)	(42,596)
Payments for acquisitions	(10,356)	(32,627)	—
Sale of investments	—	10,000	978,046
Purchase of investments	—	(7,500)	(955,596)

Net cash used in investing activities	(49,528)	(94,959)	(20,146)

Cash flows from financing activities:
Proceeds from 2007 Convertible Notes	—	—	200,000
Retirement of 2007 Convertible Notes	(57,883)	(62,384)	—
Retirement of Junior Notes	—	(49,335)	(130,000)
Deferred financing costs	—	—	(6,189)
Change in restricted cash	100	541	(200)
Repurchase of common stock	(2,389)	(2,063)	(31,681)
Net proceeds from exercise of stock options	38,668	18,049	8,266

Net cash provided by (used in) financing activities	(21,504)	(95,192)	40,196

Net increase (decrease) in cash and cash equivalents	139,117	(16,473)	104,828
Cash and cash equivalents at beginning of period	225,104	241,577	136,749

Cash and cash equivalents at end of period	$364,221	$225,104	$241,577

Supplemental cash flow disclosures:
Taxes paid	$1,009	$1,156	$1,117

Interest paid	$2,323	$6,023	$12,479

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity

Balance at September 29, 2006	161,659	$40,414	31	$(173)	$1,351,190	$(661,739)	$(599)	$729,093

Net income	—	—	—	—	—	57,650	—	57,650

Pension adjustment	—	—	—	—	—	—	159	159

Other comprehensive income	—	—	—	—	—	—	159	159

Comprehensive income	—	—	—	—	—	—	—	57,809

Adjustment to initially apply ASC 715	—	—	—	—	—	—	226	226

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,221	805	—	—	25,468	—	—	26,273

Issuance and expense of common shares for restricted stock and performance shares	682	171	—	—	4,457	—	—	4,628

Repurchase of common stock	(4,255)	(1,064)	4,255	(30,083)	1,064	—	—	(30,083)

Shares withheld for taxes	(206)	(51)	206	(1,599)	51	—	—	(1,599)

Balance at September 28, 2007	161,101	$40,275	4,492	$(31,855)	$1,382,230	$(604,089)	$(214)	$786,347

Net income	—	—	—	—	—	111,006	—	111,006

Impairment of Auction Rate Security	—	—	—	—	—	—	(912)	(912)
Pension adjustment	—	—	—	—	—	—	(54)	(54)

Other comprehensive loss	—	—	—	—	—	—	(966)	(966)

Comprehensive income	—	—	—	—	—	—	—	110,040

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,951	988	—	—	40,308	—	—	41,296

Issuance and expense of common shares for restricted stock and performance shares	780	195	—	—	8,401	—	—	8,596

Shares withheld for taxes	(240)	(60)	240	(2,063)	60	—	—	(2,063)

Balance at October 3, 2008	165,592	$41,398	4,732	$(33,918)	$1,430,999	$(493,083)	$(1,180)	$944,216

Net income	—	—	—	—	—	93,289	—	93,289

Pension adjustment	—	—	—	—	—	—	(200)	(200)

Other comprehensive loss	—	—	—	—	—	—	(200)	(200)

Comprehensive income	—	—	—	—	—	—	—	93,089

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	7,159	1,790	—	—	59,214	—	—	61,004

Issuance and expense of common shares for restricted stock and performance shares	390	98	—	—	9,111	—	—	9,209

Shares withheld for taxes	(326)	(82)	326	(2,389)	82	—	—	(2,389)

Balance at October 2, 2009	172,815	$43,204	5,058	$(36,307)	$1,499,406	$(399,794)	$(1,380)	$1,105,129

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company’s portfolio includes amplifiers, attenuators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, mixers/demodulators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.
In June 2009 the Financial Accounting Standards Board, (“FASB”), established the Accounting Standards Codification, (“ASC”), as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company’s audited consolidated financial statements.
The Company has evaluated subsequent events through November 30, 2009, the date of issuance of the audited consolidated financial statements. During this period the Company did not have any material subsequent events.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when these fees are due and payable, and all other criteria of ASC 605-Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts for losses that they estimate will arise from their customers’ inability to make required payments. These reserves are determined quarterly and require management to make estimates of the collectability of its accounts receivable by considering factors such as historical bad debt experience, the age of the accounts receivable balances and the impact of the current economic climate on a customer’s ability to pay. In addition, as the Company becomes aware of any specific receivables which may be uncollectable, they perform additional analysis and reserves are recorded if deemed necessary. Determination of such additional specific reserves require management to make judgments and estimates pertaining to factors such as a customer’s credit worthiness, intent and ability to pay, and overall financial position. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and its results of operations could be materially affected.
PRINCIPLES OF CONSOLIDATION
All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2009 and 2007 each consisted of 52 weeks and ended on October 2, 2009 and September 28, 2007, respectively. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008.

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
CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper.
INVESTMENTS
The Company’s investments are classified as available for sale. These investments consist of an auction rate security (ARS) which has long-term underlying maturities (ranging from 20 to 40 years). Due to the recent disruptions in the credit markets the Dutch auction process that normally would allow the Company to sell the security every 28-35 days has failed since August 2007. This investment and the auction rate security market are illiquid at this time. The Company performed a comprehensive valuation and discounted cash flow analysis on the ARS and concluded the value of the ARS was $2.3 million. The $2.3 million valuation from fiscal 2008 remained unchanged in fiscal year 2009. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period.
RESTRICTED CASH
Restricted cash is primarily used to collateralize the Company’s obligation under a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. For further information regarding the Facility Agreement, please see Note 9 to the Consolidated Financial Statements.
INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Each quarter, the Company estimates and establishes reserves for excess, obsolete or unmarketable inventory. These reserves are generally equal to the historical cost basis of the excess or obsolete inventory and once recorded are considered permanent adjustments. Calculation of the reserves requires management to use judgment and make assumptions about forecasted demand in relation to the inventory on hand, competitiveness of its product offerings, general market conditions and product life cycles upon which the reserves are based. When inventory on hand exceeds foreseeable demand (generally in excess of twelve months), reserves are established for the value of such inventory that is not expected to be sold at the time of the review.
If actual demand and market conditions are less favorable than those the Company projects, additional inventory reserves may be required and its results of operations could be materially affected. Some or all of the inventories that have been reserved may be retained and made available for sale, however, they are generally scrapped over time.
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
SHARE-BASED COMPENSATION
The Company applies ASC 718 Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan, restricted stock and other special equity awards based on estimated fair values. The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
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
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended October 2, 2009 only included share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 2, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Upon adoption of ASC 718, the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under the previous authoritative literature governing stock compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. For more complex awards with market-based performance conditions, the Company employs a Monte Carlo simulation method which calculates many potential outcomes for an award and establishes fair value based on the most likely outcome.
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which exclude goodwill, are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, significant negative industry or economic trends and a significant decline in its stock price for a sustained period of time. In addition, impairment reviews are conducted at the judgment of management whenever asset / asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset / asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset / asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset or asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.
GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment in accordance with the provisions of ASC 350 Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s goodwill and intangible assets. The Company assesses the need to test its goodwill for impairment on a regular basis. Pursuant to the guidance provided under ASC 280-Segment Reporting (“ASC 280”), the Company has determined that it has only one reporting unit for the purposes of allocating and testing goodwill under ASC 350.
The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s assessment of its fair value, the Company considers the average market price of its common stock surrounding the selected testing date, the number of shares of its common stock outstanding during such period and other marketplace activity and related control premiums. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill, to the book value of its goodwill. If the book value of the Company’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized equal to that excess. In Step 2 of the Company’s annual impairment analysis, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets have become impaired and result in additional interim impairment testing.
In fiscal 2009, the Company performed impairment tests of its goodwill on January 3, 2009, April 4, 2009 and on July 4, 2009. The first impairment test was triggered by a significant decline in the Company’s stock price and deterioration in the macro-economic climate during the first fiscal quarter. The second impairment test was triggered by a restructuring action announced on January 22, 2009 and the third test was conducted on the first day of the fourth fiscal quarter, July 4, 2009, in accordance with the Company’s regularly scheduled annual testing. The results of all three of these tests indicated that none of the Company’s goodwill was impaired based on Step 1 of the test; accordingly Step 2 of the test was not performed. Any management judgments and assumptions made in these tests were generally consistent with those made in prior periods.
DEFERRED FINANCING COSTS
Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing. If debt is extinguished early, a proportionate amount of deferred financing costs is charged to earnings.
INCOME TAXES
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The carrying value of the Company’s net deferred tax assets assumes the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in its consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income or decrease the carrying value of goodwill in the period such determination was made.
The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to its ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company’s ability to develop products to its customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact its ability to generate taxable income and, in turn, realize the value of its deferred tax assets. In addition, the current uncertain economic environment limits the Company’s ability to confidently forecast its taxable income. In fiscal years 2008 and 2009, the Company’s estimates of future taxable income were prepared in a manner consistent with its assessment of various factors, including market and industry conditions, operating trends, product life cycles and competitive and regulatory environments.
It was previously the Company’s intention to permanently reinvest the undistributed earnings of all its foreign subsidiaries in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). During the fiscal year ended September 30, 2005, the Company reversed its policy of permanently reinvesting the earnings of its Mexican business. For the fiscal year ended October 2, 2009, U.S. income tax was provided on current earnings attributable to its operations in Mexico. No provision has been made for U.S. federal, state, or additional foreign income taxes that would be due upon the actual or deemed distribution of undistributed earnings of the other foreign subsidiaries, which have been, or are, intended to be, permanently reinvested.
The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, ASC 740-(formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its recognition threshold and measurement attribute of whether it is more likely than not that the positions the Company has taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
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
COMPREHENSIVE INCOME (LOSS)
The Company accounts for comprehensive income (loss) in accordance with the provisions of ASC 220- Comprehensive Income (“ASC 220”). ASC 220 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability as follows (in thousands):

			Accumulated
		Auction Rate	Other
	Pension	Securities	Comprehensive
	Adjustments	Adjustment	Loss
Balance as of September 28, 2007	$(214)	$—	$(214)
Pension adjustment	(54)	—	(54)
Impairment of auction rate security	—	(912)	(912)

Balance as of October 3, 2008	$(268)	$(912)	$(1,180)
Pension adjustment	(200)	—	(200)

Balance as of October 2, 2009	$(468)	$(912)	$(1,380)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASC 805
In December 2007, the FASB issued amendments to ASC 805-Business Combinations(“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The amendments to ASC 805 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The Company expects ASC 805 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the October 3, 2009 effective date.
ASC 810
In December 2007, the FASB issued amendments to ASC 810-Consolidation (“ASC 810”). ASC 810 amends previously issued authoritative literature to amend accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of consolidation procedures for consistency with the requirements of ASC 805. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The Company does not expect the adoption of ASC 810 to impact its results of operations or financial position because the Company does not have any minority interests.
ASC 820
In September 2006, the FASB issued ASC 820-Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets carried at fair value, and years beginning after November 15, 2008 for non-financial assets not carried at fair value. The Company has determined that the adoption of ASC 820 will not have a material impact on the Company’s results from operations or financial position.
ASC 825
In February 2007, the FASB issued ASC 825-Financial Instruments (“ASC 825”), including an amendment of ASC 320-Investments-Debt and Equity Securities (“ASC 320”) , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825 is effective for the Company beginning on October 3, 2009. The adoption of ASC 825 will not have a material impact on the Company’s results from operations or financial position.
ASC 470-20
In May 2008, the FASB issued ASC 470-20-Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. ASC 470-20 is expected to impact the Company’s accounting for its 2007 Convertible Notes and previously held Junior Notes. This authoritative accounting literature requires registrants with specified convertible note features to recognize (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, pursuant to its retrospective accounting treatment, the accounting literature requires prior period interest expense recognition. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating ASC 470-20 and the impact that it will have on its Consolidated Financial Statements. The Company will adopt ASC Topic 470-20 on October 3, 2009.
ASC 855
In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was included in the Codification under ASC 855-Subsequent Events (“ASC 855”), and became effective for the Company beginning with the third fiscal quarter of 2009. The Company performed an evaluation of subsequent events through November 30, 2009, and issued its financial statements on November 30, 2009.
ASC 105
In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). This guidance was included in the Codification under ASC 105-Generally Accepted Accounting Principles (“ASC 105”). All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the fourth fiscal quarter of 2009. Therefore, beginning with the fourth fiscal quarter of 2009, all references made by the Company to GAAP in its notes to the consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have any impact on the Company’s consolidated financial statements.

ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition(“ASC 605”) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software(“ASC 985”) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.
3. BUSINESS COMBINATIONS
In 2009, the Company acquired all of the outstanding stock of Axiom Microdevices, Inc. (“Axiom”) and purchased certain patents from other companies for $10.4 million in cash. The purchase of Axiom is not expected to have a significant impact on the Company’s future results from operations and financial condition and therefore, proforma disclosures have been omitted.
4. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. At October 2, 2009, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments which provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid resulting in failed auctions.
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
5. FINANCIAL INSTRUMENTS
On October 4, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure (“ASC 820”). In accordance with ASC 820-10-55, the Company has deferred the adoption of ASC 820 for non-financial assets and liabilities including intangible assets and reporting units measured at fair value in the first step of a goodwill impairment test. The Company will adopt the remainder of ASC 820 on October 3, 2009. In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Under ASC 820, the Company groups marketable securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The marketable securities classified as Level 3 are auction rate securities.
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of October 2, 2009 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$355,388	$355,388	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$357,676	$355,388	$—	$2,288

6. INVENTORY
Inventories consist of the following (in thousands):

	As of
	October 2,	October 3,
	2009	2008

Raw materials	$9,889	$8,005
Work-in-process	56,074	64,305
Finished goods	12,950	18,711
Finished goods held on consignment by customers	7,184	12,770

Total inventories	$86,097	$103,791

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	October 2,	October 3,
	2009	2008

Land	$9,423	$9,423
Land and leasehold improvements	5,063	4,989
Buildings	39,992	39,708
Furniture and Fixtures	24,450	24,889
Machinery and equipment	393,566	382,582
Construction in progress	19,209	29,845

Total property, plant and equipment, gross	491,703	491,436
Accumulated depreciation and amortization	(329,404)	(318,076)

Total property, plant and equipment, net	$162,299	$173,360

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		October 2, 2009			October 3, 2008
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$482,893	$—	$482,893	$483,671	$—	$483,671

Amortized intangible assets
Developed technology	5-10	$13,750	$(8,899)	$4,851	$11,850	$(7,533)	$4,317
Customer relationships	5-10	21,510	(12,697)	8,813	21,210	(9,650)	11,560
Patents	3	2,417	(1,105)	1,312	900	(300)	600
Other	.5-3	3,549	(3,549)	—	2,649	(2,649)	—

		41,226	(26,250)	14,976	36,609	(20,132)	16,477
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,495	$(26,250)	$18,245	$39,878	$(20,132)	$19,746

Annual amortization expense related to intangible assets is as follows (in thousands):

	Fiscal Years Ended
	October 2, 2009	October 3, 2008	September 28, 2007
Amortization expense	$6,118	$6,933	$2,144
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total
Balance as of September 28, 2007	$480,890	$10,550	$12,700	$122	$3,269	$507,531
Additions during period	13,779	1,300	8,510	3,427	—	27,016
Deductions during year	(10,998)	—	—	—	—	(10,998)

Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,549	$3,269	$523,549
Additions during period	6,395	1,900	300	2,417	—	11,012
Deductions during year	(7,173)	—	—	—	—	(7,173)

Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388

In 2009, the Company acquired all of the outstanding stock of Axiom and purchased certain patents from other companies for $10.4 million in cash. This resulted in the allocation of approximately $6.4 million to goodwill. The purchase of Axiom is not expected to have a significant impact on the Company’s future results from operations and financial condition.
In October 2007, the Company paid $32.6 million in cash to acquire certain assets from two separate companies resulting in the allocation of approximately $13.8 million to goodwill.
Goodwill is adjusted as required as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. For the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, goodwill was reduced by $7.2 million, $11.0 million, and $12.5 million, respectively. The remaining deferred tax assets that could reduce goodwill in future periods are $0.4 million as of October 2, 2009.
The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with ASC350, Intangibles-Goodwill and Other, the Company performed a goodwill impairment test and determined that as of July 4, 2009, its goodwill was not impaired.
Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,002	$5,052	$3,783	$139	$—
9. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 2,	October 3,
	2009	2008
2007 Convertible Notes	$79,733	$137,616
Less-current maturities	32,617	—

Total long-term debt	$47,116	$137,616

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010. The second tranche consisted of $100.0 million of 1.50% convertible subordinated notes due March 2012. The conversion price of the 2007 Convertible Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is its intention to continue to do so in the future, including settlement of the 2007 Convertible Notes.
During the first quarter of fiscal 2009, the Company redeemed $40.5 million of principal amount of the 1.50% convertible subordinated notes at an average price of 92.6% of par value. A discount of approximately $2.9 million offset by approximately $0.9 million in deferred financing costs was recorded as a gain during the period. The Company also redeemed $17.4 million of principal amount of the 1.25% convertible subordinated notes during the fourth quarter of fiscal 2009. A premium of approximately $6.0 million, along with approximately $0.1 million in deferred financing costs was recorded as a charge against earnings.
During the fiscal year ended October 3, 2008, the Company redeemed $50.0 million and $12.4 million in aggregate principal amount of the 1.25% and 1.50% convertible subordinated notes, respectively, at an average price of 109.0% of par value. A premium of approximately $5.8 million, along with approximately $1.0 million in deferred financing costs was recorded as a charge against earnings in fiscal 2008.
On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 825, Financial Instruments (“ASC 825”). ASC 825 specifies that the contingent obligation to make future payments, or otherwise transfer consideration under a registration payment arrangement, should be separately recognized and measured in accordance with ASC 450, Contingencies. The Company adopted ASC 825 on September 29, 2007. The Company agreed to file a shelf registration statement under the Securities Act of 1933 (the “Securities Act”) not later than 120 days after the first date of original issuance of the 2007 Convertible Notes. The Company agreed to utilize commercially reasonable efforts to have this shelf registration statement declared effective not later than 180 days after the first date of original issuance of the notes, and to keep it effective until the earliest of: 1) two years from the effective date of the shelf registration statement; 2) the date when all registrable securities have been registered under the Securities Act and disposed of; and 3) the date on which all registrable securities held by non-affiliates are eligible to be sold to the public pursuant to Rule 144(k) under the Securities Act. The Company filed the shelf registration statement within 120 days of the original issuance of the 2007 Convertible Notes and the shelf registration statement was declared effective within 180 days after the first date of original issuance of the notes. If the shelf registration statement ceases to be effective within two years from the effective date of the shelf registration statement the Company will be obligated to pay an additional 0.25% interest per annum for the first 90 days after the occurrence of the registration default and at the rate of 0.50% per annum thereafter. The Company has concluded that it is not probable that a contingent liability has been incurred at October 2, 2009 pursuant to the application of ASC 450 and thus has not recorded a liability.
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year	Maturity
2010	$32,617
2011	—
2012	47,116

$79,733

SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 2,	October 3,
	2009	2008
Current maturities of long-term debt	$32,617	$—
Facility Agreement	50,000	50,000

	$82,617	$50,000

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 9, 2009 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of October 2, 2009, Skyworks USA had borrowed $50.0 million under this agreement.
10. INCOME TAXES
Income before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
United States	$61,593	$79,931	$54,685
Foreign	4,153	2,257	2,085

	$65,746	$82,188	$56,770

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Current tax expense (benefit):
Federal	$(251)	$1,310	$—
State	(413)	(72)	(461)
Foreign	966	(94)	1,149

	302	1,144	688
Deferred tax expense (benefit):
Federal	(27,752)	(36,405)	(1,672)
State	—	—	—
Foreign	(93)	(571)	104

	(27,845)	(36,976)	(1,568)

Charge in lieu of tax expense	—	7,014	—

Provision (benefit) for income taxes	$(27,543)	$(28,818)	$(880)

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007
Tax expense at United States statutory rate	$23,011	$28,766	$19,870
Foreign tax rate difference	(580)	(436)	(301)
Deemed dividend from foreign subsidiary	774	102	—
Research and development credits	(7,211)	(7,970)	(7,495)
Change in tax reserve	295	(999)	(461)
Change in valuation allowance	(45,510)	(59,315)	(14,306)
Charge in lieu of tax expense	—	7,014	—
Foreign withholding tax	—	—	825
Non deductible debt retirement premium	2,001	1,741	—
Alternative minimum tax	(958)	1,306	—
Other, net	635	973	988

Provision (benefit) for income taxes	$(27,543)	$(28,818)	$(880)

During the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, the valuation allowance was reduced by $12.8 million, including $5.6 million related to acquired Axiom deferred tax assets, $11.0 million and $12.5 million, respectively, resulting from the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill. Of this amount, $0.0 million, $7.0 million and $0.0 million is included in the charge in lieu of tax expense in the table above for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, and $12.8 million, $4.0 million and $12.5 million is included in the change in the valuation allowance for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	October 2,	October 3,
	2009	2008
Deferred Tax Assets:
Current:
Inventories	$5,261	$3,726
Bad debts	1,025	329
Accrued compensation and benefits	3,219	3,460
Product returns, allowances and warranty	686	849
Restructuring	1,503	888

Current deferred tax assets	11,694	9,252
Less valuation allowance	(963)	(3,420)

Net current deferred tax assets	10,731	5,832

	Fiscal Years Ended
	October 2,	October 3,
	2009	2008

Long-term:
Property, plant and equipment	3,762	9,726
Intangible assets	11,121	9,904
Retirement benefits and deferred compensation	15,576	13,817
Net operating loss carryforwards	24,438	44,903
Federal tax credits	42,787	37,170
State investment credits	21,513	19,106
Other — net	180	733

Long-term deferred tax assets	119,377	135,359
Less valuation allowance	(25,630)	(79,429)

Net long-term deferred tax assets	93,747	55,930

Deferred tax assets	131,071	144,611
Less valuation allowance	(26,593)	(82,849)

Net deferred tax assets	104,478	61,762

Deferred Tax Liabilities:
Current:
Prepaid insurance	(787)	(739)
Other — net	(5,439)	(2,221)

Current deferred tax liabilities	(6,226)	(2,960)

Long-term:
Intangible assets	(2,267)	(2,738)

Long-term deferred tax liabilities	(2,267)	(2,738)

Net deferred tax liabilities	(8,493)	(5,698)

Total deferred tax assets	$95,985	$56,064

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of October 2, 2009, the Company has maintained a valuation allowance for deferred tax assets of $26.6 million, principally related to state research tax credits that management has determined is more likely than not that it will not be realized. The net change in the valuation allowance of $56.3 million during fiscal 2009 is principally due to the recognition of tax benefits offset against current year taxable income of $85.7 million and a reduction in the end of year valuation allowance of $40.9 million based on the Company’s assessment of the amount of deferred tax assets that are realizable on a more likely than not basis. When recognized, the tax benefits relating to any future reversal of the valuation allowance on deferred tax assets at October 2, 2009 will be accounted for as follows: approximately $22.3 million will be recognized as an income tax benefit, $0.4 million will be recognized as a reduction to goodwill and $3.9 million will be recognized as an increase to shareholders’ equity for certain tax deductions from employee stock options.
Based on the Company’s evaluation of the realizability of its United States net deferred tax assets and other future deductible items through the generation of future taxable income, $40.9 million of the Company’s valuation allowance was reversed at October 2, 2009. The amount reversed consisted of $27.7 million recognized as income tax benefit, and $13.2 million recognized as a reduction to goodwill. Deferred tax assets have been recognized for foreign operations when management believes they will more likely than not be recovered during the carryforward period. The Company will continue to assess its valuation allowance in future periods.
As of October 2, 2009, the Company has United States federal net operating loss carryforwards of approximately $71.1 million, which will expire at various dates through 2028 and aggregate state net operating loss carryforwards of approximately $2.3 million, which will expire at various dates through 2018. The Company also has United States federal and state income tax credit carryforwards of approximately $64.3 million. The United States federal tax credits expire at various dates through 2029. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.

No provision has been made for United States federal, state, or additional foreign income taxes related to approximately $4.9 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.
The Company adopted ASC 740- Income Taxes-(formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109) as of the beginning of fiscal year 2008. As of October 3, 2008, the Company’s gross unrecognized tax benefits totaled $7.9 million. As of October 2, 2009, the Company’s gross unrecognized tax benefits totaled $8.9 million. Included in this amount is $6.5 million which would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance. There are no positions which the Company anticipates could change within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at October 3, 2008	$7,874
Decreases based on positions related to prior years	(82)
Increases based on positions related to current year	1,074
Decreases relating to lapses of applicable statutes of limitations	(7)

Balance at October 2, 2009	$8,859

The Company’s major tax jurisdictions as of October 2, 2009 are the U.S., California, and Iowa. For the U.S., the Company has open tax years dating back to fiscal year 1998 due to the carryforward of tax attributes. For California, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes. For Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carryforward of tax attributes.
During the year ended October 2, 2009, there was no significant recognition of previously unrecognized tax benefits related to the expiration of the statute of limitations period. Total year-to-date accrued interest related to the Company’s unrecognized tax benefits was $0.0 million.
11. STOCKHOLDERS’ EQUITY
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
At October 2, 2009, the Company had 177,873,067 shares of common stock issued and 172,815,222 shares outstanding.

PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 2, 2009, the Company had no shares of preferred stock issued or outstanding.
EMPLOYEE STOCK BENEFIT PLANS
The following table summarizes pre-tax share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under ASC 718 for the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, respectively.

(In thousands)	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Stock Options	$12,669	$13,046	$7,781
Non-vested restricted stock with service and market conditions	3,144	3,935	2,501
Non-vested restricted stock with service conditions	1,088	1,111	1,451
Performance shares	5,003	3,525	655
Employee Stock Purchase Plan	1,562	1,595	1,349

	$23,466	$23,212	$13,737

Share-based compensation for the fiscal year ended October 2, 2009 and October 3, 2008 includes approximately $2.1 million and $1.7 million, respectively, related to the portions of fiscal 2009 and fiscal 2008 short-term management incentive compensation that exceeded target metrics which were paid in common stock after year end. The Company anticipates an immaterial amount of share dilution as a result of this arrangement.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 8.1 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal 2009, 2008, and 2007 were 1,058,736, 790,556, and 830,103, respectively. At October 2, 2009, there are 1.6 million shares available for purchase. The Company recognized compensation expense of $1.6 million for both the fiscal years ended October 2, 2009 and October 3, 2008, and $1.3 million for the fiscal year ended September 28, 2007.
Employee and Director Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of October 2, 2009, a total of 83.1 million shares are authorized for grant under the Company’s share-based compensation plans, with 18.4 million options outstanding. The number of common shares reserved for granting of future awards to employees and directors under these plans was 15.0 million at October 2, 2009. The remaining unrecognized compensation expense on stock options at October 2, 2009 was $16.0 million, and the weighted average period over which the cost is expected to be recognized is approximately 2.2 years.
As of October 2, 2009, the Company had 10 equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1994 Non-Qualified Stock Option Plan

•	the 1996 Long-Term Incentive Plan

•	the Directors’ 1997 Non-Qualified Stock Option Plan

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the Washington Sub, Inc. 2002 Stock Option Plan

•	the 2005 Long-Term Incentive Plan

•	the 2008 Director Long-Term Incentive Plan
Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders. The 1999 Employee Long-Term Incentive Plan expired on April 26, 2009.
Restricted Stock Awards Issued in connection with the Fiscal Year 2008 Management Incentive Plan
The Company issued 238,706 shares of common stock in fiscal year 2009 to certain key employees based on the Company’s exceeding target metrics under the fiscal year 2008 Management Incentive Plan. The Company recorded $1.7 million in expense during fiscal year 2008 as a result of this performance.
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
The Company granted 10,000, 50,000, and 38,000 shares of restricted stock in the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, respectively, with a four year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 2, 2009 was $0.4 million, and the weighted average period over which the cost is expected to be recognized is 2.9 years.
The Company also granted 37,500 shares of restricted stock during the fiscal year ended October 2, 2009 that will vest over a two-year period (100% at the end of year 2). The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 2, 2009 was $0.1 million, and the weighted average period over which the cost is expected to be recognized is approximately 1.7 years.
In addition, during both the fiscal years ended October 2, 2009, and October 3, 2008, under the 2008 Director Long-Term Incentive Plan, the Company issued a total of 100,000 restricted stock awards to Directors with a three-year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 2, 2009 was $1.0 million. The weighted average period over which the cost is expected to be recognized is approximately 2.4 years.
Restricted Stock Awards with Market Conditions and Service Conditions
The Company granted 576,688 and 606,488 shares of restricted stock during the fiscal years ended October 3, 2008, and September 28, 2007, respectively, with service and market conditions on vesting. If the restricted stock recipient meets the service condition but not the market condition in years 1, 2, 3 and 4, then the restricted stock vests 0% at the end of year 1, 33.3% at the end of year 2, 33.3% at the end of year 3 and 33.3% at the end of year 4. The market condition allows for accelerated vesting of the award as of the first, second and if not previously accelerated, the third anniversaries of the grant date. Specifically, if the Company’s stock performance meets or exceeds the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then 33.3% of the award vests upon each anniversary (up to 100%). The Company calculated a derived service period of approximately 3.0 years using a Monte-Carlo simulation to simulate a range of possible future stock prices for the Company and the members of the Company’s selected peer group.
The remaining unrecognized compensation expense on restricted stock with market and service conditions outstanding at October 2, 2009 was $0.6 million. This cost is expected to be recognized during the first quarter of fiscal 2010.
Performance Units with Milestone-Based Performance Conditions
The Company granted 56,000, 160,500, and 223,200 performance units with milestone-based performance conditions to non-executives during the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, respectively. The performance units will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance units will be expensed over implicit performance periods ranging from 11-34 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement, no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement, the Company will discontinue recording expense on the units. If the milestone is deemed to be improbable of achievement, any expense recorded on those performance units will be reversed. As of the fiscal year ended October 2, 2009, October 3, 2008, and September 28, 2007, the fair value of the performance units at the date of grant were $0.6 million, $1.4 million, and $1.5 million, respectively. The Company issued 30,419 shares, 100,466 shares, and 103,688 shares in fiscal 2009, 2008, and fiscal 2007, respectively as a result of milestone achievement. In addition, certain other milestones were deemed to be probable of achievement thus, the Company recorded total compensation expense of $(0.1) million, $1.2 million, and $0.7 million in the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, respectively.
2007 Executive Performance Share Awards
The Company awarded 725,000 performance shares based on future stock price appreciation to executives during the fiscal year ended October 3, 2008. Each executive had the ability to earn Nominal (50% of Target), Target, Stretch (150% of Target), or no shares depending on performance within a three year period. On November 6, 2007, a base price was set (based on the trailing 60 day average stock price) and stock price hurdles were set (based on appreciation of 20%, 40% and 60% of the base price). Actual performance would have been measured using a rolling 60 day average and shares would have been locked in when Skyworks met or exceeded a stock price hurdle. Shares were not cumulative and each targeted stock price was a “hurdle” (there was no interpolation for performance between hurdles). Locked in shares would have been delivered to the executive at the end of the three year period as long as the executive was actively employed. If the Nominal stock price hurdle (1st Hurdle) was not met or exceeded by the end of the three year period then the shares would have expired. If a change of control had occured within the three year performance period then the executive would have received the higher of the actual amount earned (locked in) or Target (the last day of the 60 day average would have included the closing price on the date of the transaction). As of the fiscal year ended October 3, 2008, the fair value of the performance units at the date of grant was $7.5 million. These awards were forfeited by the executives on June 9, 2009 and replaced with the 2009 Executive Restricted Stock and Performance Share Awards as described below.
2009 Executive Restricted Stock and Performance Share Awards
On June 4, 2009, the Company gave its executives the opportunity to forfeit the aforementioned performance shares that were valued on November 6, 2007 and the executives received in its place a modified award with both a restricted stock component and performance share component. On June 10, 2009, the Company modified the November 6, 2007 performance shares by issuing 337,500 restricted stock awards based on a service condition. These restricted shares will cliff vest on November 6, 2010 provided the executive continues employment with the Company through such date. The performance share award component can be earned by the executive if the following conditions are met: The target relative stock price condition shall be deemed met on November 6, 2010 if the percentage change in the price of the Company’s stock price exceeds the 60th percentile of a peer group as selected by the Company’s compensation committee. Should such condition be met the executive will be issued an additional 337,500 shares of common stock (50% on November 6, 2010 and 50% on November 6, 2011 should the executive continue employment with the Company through such dates). The stretch relative stock price condition shall be deemed met on November 6, 2010 if the percentage change in the price of the

Company’s stock price exceeds the 70th percentile of a peer group as selected by the Company’s compensation committee. Should such condition be met the executive will be granted an additional 337,500 shares of common stock (50% on November 6, 2010 and 50% on November 6, 2011 should the executive continue employment with the Company through such dates). The measurement period for both the aforementioned target relative stock price condition and the stretch stock price condition was deemed to have started on November 6, 2007, and will end on November 6, 2010. Compensation expense of $4.7 million has been recorded ratably between November 6, 2007 and the fiscal year ended October 2, 2009. The amount of additional compensation expense that will be recorded as a result of the modification of the November 6, 2007 performance share awards and the replacement of those awards with the 2009 Executive Restricted Stock and Performance Share Awards will be $1.7 million (assuming all service and performance conditions are achieved).
2009 Operating Margin Performance Awards
The Company awarded 846,456 performance shares to executives and key employees based on operating margin performance for fiscal year 2009. Each participant has the ability to earn Minimum (50% of Target), Target, Stretch, or Maximum (200% of Target), depending on performance as publicly announced by the Company following the fiscal year end. Upon achievement of the performance target, the participants will earn the corresponding number of shares issued as follows: One-third on the initial issuance date anniversary of November 4, 2009 and one-third on each of the second and third anniversary of the initial issuance date, providing the employee is actively employed. As of the fiscal year ended October 2, 2009, the fair value of the performance units at the date of grant was $6.7 million. At October 2, 2009, the Company had recorded total compensation expense of $2.7 million.
Share-Based Compensation Plans for Director
The Company has four share-based compensation plans under which options and restricted stock have been granted for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the 1997 Directors’ Non-Qualified Stock Option Plan, the Directors’ 2001 Stock Option Plan, and the 2008 Directors’ Long-Term Incentive Plan. Under the four plans, a total of 2.2 million shares have been authorized for option grants. Under the current 2008 Directors’ Long-Term Incentive Plan, a total of 0.4 million shares are available for new grants as of October 2, 2009. The 2008 Directors’ Long-Term Incentive Plan is structured to provide options and restricted common stock to non-employee directors as follows: a new director receives a total of 25,000 options and 12,500 shares of restricted common stock upon becoming a member of the Board; and continuing directors receive 12,500 shares of restricted common stock after each Annual Meeting of Stockholders. Under this plan, the option price is the fair market value at the time the option is granted. All options granted are exercisable at 25% per year beginning one year from the date of grant. The maximum contractual term of the director plans is 10 years (excluding the 2008 Directors’ Long-Term Incentive Plan which has a maximum contractual term of 7 years). As of October 2, 2009, a total of 0.8 million options at a weighted average exercise price of $9.89 per share were outstanding under these four plans, and 0.7 million options were exercisable at a weighted average exercise price of $10.40 per share. The remaining unrecognized compensation expense on director stock options at October 2, 2009 was $0.2 million and the weighted average period over which the cost is expected to be recognized is approximately 1.1 years. There were 105,000 options exercised under these plans during the fiscal year ended October 2, 2009, and 60,000 options exercised under these plans during both the fiscal years ended October 3, 2008 and September 28, 2007. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Distribution and Dilutive Effect of Options
The following table illustrates the grant dilution and exercise dilution:

	Fiscal Years Ended
	October 2,	October 3,	September 28,
(In thousands)	2009	2008	2007

Shares of common stock outstanding	172,815	165,592	161,101

Granted	3,596	3,002	3,192
Cancelled/forfeited	(4,702)	(3,628)	(4,495)
Expired	—	—	—

Net options granted	(1,106)	(626)	(1,303)
Grant dilution (1)	(0.6%)	(0.4%)	(0.8%)

Exercised	5,203	2,582	1,707

Exercise dilution (2)	3.0%	1.6%	1.1%

(1)	The percentage for grant dilution is computed based on net options granted as a percentage of shares of common stock outstanding.

(2)	The percentage for exercise dilution is computed based on options exercised as a percentage of shares of common stock outstanding.
General Option Information
A summary of stock option transactions follows (shares in thousands):

	Options Outstanding
	Shares Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan

Balance outstanding at September 29, 2006	15,031	30,878	$12.17
Granted (1)	(4,524)	3,192	6.78
Exercised	—	(1,707)	4.84
Cancelled/forfeited (2)	3,247	(4,495)	12.47
Additional shares reserved	—	—	—

Balance outstanding at September 28, 2007	13,754	27,868	$11.96
Granted (1)	(5,965)	3,002	9.25
Exercised	—	(2,582)	6.99
Cancelled/forfeited (2)	826	(3,628)	17.52
Additional shares reserved	720	—	—

Balance outstanding at October 3, 2008	9,335	24,660	$11.38
Granted (1)	(9,342)	3,596	7.33
Exercised	—	(5,203)	7.43
Cancelled/forfeited (2)	2,478	(4,702)	16.32
Additional shares reserved	12,500	—	—

Balance outstanding at October 2, 2009	14,971	18,351	$10.44

(1)	“Granted” under “Shares Available for Grant” includes restricted and performance stock awards for the years ended October 2, 2009, October 3, 2008, and September 28, 2007 of 3.8 million, 2.0 million, and 0.9 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted and performance stock grants are deemed equivalent to the issue of 5.7 million, 3.0 million, and 1.3 million stock options, respectively.

(2)	“Cancelled” under “Shares Available for Grant” do not include any cancellations under terminated plans. For the years ended October 2, 2009, October 3, 2008 and September 28, 2007, cancellations under terminated plans were 3.0 million, 2.5 million, and 1.6 million shares, respectively. “Cancelled” under “Shares Available for Grant” also include restricted and performance grants cancellations of 1.4 million, 0.2 million and 0.2 million for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively. Pursuant to the plan under which they were awarded, these cancellations are deemed equivalent to the cancellation of 2.1 million, 0.3 million and 0.3 million stock options for the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively.
Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price

2009	11,398	$12.20
2008	17,687	$12.86
2007	20,909	$13.72
The following table summarizes information concerning currently outstanding and exercisable options as of October 2, 2009 (shares and aggregate intrinsic value in thousands):

		Options Outstanding				Options Exercisable
		Weighted				Weighted	Weighted
		average	Weighted			average	average
		remaining	average	Aggregate		remaining	exercise	Aggregate
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	price per	Intrinsic
prices	outstanding	life (years)	per share	Value	exercisable	life (years)	share	Value

$3.45 — $6.73	4,295	5.3	$5.71	$26,577	2,606	4.8	$5.46	$16,795
$6.74 — $8.48	3,707	7.2	$7.25	17,258	371	5.7	$7.50	1,632
$8.54 — $9.33	5,093	5.9	$9.18	13,879	3,336	5.0	$9.10	9,338
$9.40 — $14.56	2,286	3.8	$11.07	2,867	2,115	3.3	$11.13	2,582
$15.18 — $21.31	2,385	1.5	$20.75	—	2,385	1.5	$20.75	—
$21.93 — $61.40	585	1.2	$31.85	—	585	1.2	$31.85	—

	18,351	5.0	$10.44	$60,581	11,398	3.7	$12.20	$30,347

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.90 as of October 2, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 were $16.5 million, $7.5 million, and $4.4 million, respectively. The intrinsic fair value of stock options vested at October 2, 2009, October 3, 2008, and September 28, 2007 were $39.1 million, $54.7 million, and $58.8 million, respectively. The total number of in-the-money options exercisable as of October 2, 2009 was 7.7 million.
Restricted Shares and Performance Unit Information
A summary of the share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value

Balance Outstanding at September 29, 2006	1,154	$5.17
Granted	768	6.86
Vested(1)	(616)	5.51
Forfeited	(86)	5.41

Balance Outstanding at September 28, 2007	1,220	$6.04
Granted	827	8.82
Vested(1)	(691)	6.08
Forfeited	(47)	6.76

Balance Outstanding at October 3, 2008	1,309	$7.75
Granted	754	8.27
Vested(1)	(1,023)	7.22
Forfeited	(125)	8.33

Balance Outstanding at October 2, 2009	915	$8.69

(1)	Restricted stock vested during the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 were 484,997 shares, 590,092 shares, and 512,256 shares, respectively. Performance units vested during the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 were 30,419 shares, 100,466 shares, and 103,688 shares, respectively. During the fiscal year ended October 2, 2009, 238,706 shares of common stock were issued to certain key employees based on exceeding target metrics of the fiscal year 2008 management incentive program.
Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense related to employee stock options, employee stock purchases, restricted stock grants, and performance stock grants for the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 which was allocated as follows:

	Fiscal Years Ended
	October 2,	October 3,	September 28,
(In thousands)	2009	2008	2007

Cost of sales	3,129	2,974	1,274
Research and development	6,195	8,700	5,590
Selling, general and administrative	14,142	11,538	6,873

Share-based compensation expense included in operating expenses	$23,466	$23,212	$13,737

During the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, the Company capitalized share-based compensation expense of $0.1 million, $(0.1) million, and $0.3 million, respectively, in inventory.
The weighted-average estimated grant date fair value of employee stock options granted during the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 were $3.93 per share, $4.78 per share, and $3.82 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Expected volatility	60.90%	53.87%	57.32%
Risk free interest rate (7 year contractual life options)	2.36%	3.08%	4.18%
Risk free interest rate (10 year contractual life options)	2.67%	3.54%	4.30%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.42	4.42	4.57
Expected option life (10 year contractual life options)	5.79	5.80	5.86
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended October 2, 2009. Historical volatility was determined by calculating the mean reversion of the weekly-adjusted closing stock price over the 6.36 years between June 25, 2002 and November 4, 2008. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of ASC 718.
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the expected life of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 6.25 years between June 25, 2002 and October 3, 2008. The Company deemed that exercise, cancellation and forfeiture experience in 2008 was consistent with historical norms thus expected life was not recalculated at October 2, 2009. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.

As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 is actually based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 11.10%, 11.79%, and 12.85%, respectively. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
STOCK OPTION DISTRIBUTION
The following table summarizes information concerning currently outstanding options as of October 2, 2009 (shares in thousands):

		% of total
		common
	Number	stock
	outstanding	outstanding

Stock options held by employees and directors	16,708	9.67%
Stock options held by non-employees (excluding directors) (1)	1,643	0.95%

	18,351	10.62%

(1)	Due to a previous business combination, certain non-employees hold Skyworks stock options.
As of October 2, 2009, October 3, 2008, and September 28, 2007, non-employees, excluding directors, held 1.6 million, 4.1 million, and 6.4 million options at a weighted average exercise price per share of $21.18, $20.69, and $20.62, respectively.
12. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains a 401(k) plan covering substantially all of its employees. All of the Company’s employees who are at least 21 years old are eligible to receive discretionary Company contributions under the 401(k) plan. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, the Company contributed and recognized expense for 0.7 million, 0.6 million, and 0.7 million shares, respectively, of the Company’s common stock valued at $4.6 million, $5.0 million, and $4.8 million, respectively, to fund the Company’s obligation under the 401(k) plan.
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
The Company incurred net periodic benefit costs of $0.2 million for pension benefits during the fiscal year ended October 2, 2009, and $0.1 million for pension benefits in each of the fiscal years ending October 3, 2008, and September 28, 2007, respectively.
The Company realized a credit of $0.4 million for the fiscal year ended October 2, 2009 related to the curtailment of the retiree medical benefits health plan, and incurred net periodic benefit cost of $0.1 million in each of the fiscal years ending October 3, 2008 and September 28, 2007, respectively.

The Company adopted ASC 715-Compensation-Retirement Benefits (“ASC 715”) on September 28, 2007, on the required prospective basis. In accordance with ASC 715, the funded status as of September 28, 2007, is recorded as a liability in the accompanying consolidated balance sheet. The funded status of the Company’s principal defined benefit and retiree medical benefit plans are as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	Fiscal Years Ended		Fiscal Years Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008

Benefit obligation at end of fiscal year	$3,120	$3,229	$431	$843
Fair value of plan assets at end of fiscal year	2,652	2,961	—	—

Funded status	$(468)	$(268)	$(431)	$(843)

13. COMMITMENTS
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $8.0 million, $8.6 million, and $8.5 million in fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007, respectively. Purchase options may be exercised, at fair market value, at various times for some of these leases. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2010	$6,702
2011	2,910
2012	822
2013	13
2014	—
Thereafter	—

$10,447

The Company is attempting to sublet certain properties that were vacated upon the exit of the baseband product area and, if successful, future operating lease commitments will be partially offset by proceeds received from the subleases.
In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $4.2 million, $3.4 million, $1.5 million, and $0.6 million in fiscal years 2010, 2011, 2012 and 2013, respectively.
14. CONTINGENCIES
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters.
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that the Company license their technology. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations.
From time to time the Company is involved in legal proceedings in the ordinary course of business. The Company believes that there is no such ordinary course litigation pending that will have, individually or in the aggregate, a material adverse effect on its business.

15. GUARANTEES AND INDEMNITIES
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
16. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges consists of the following (in thousands):

	Fiscal Years Ended
	October 2, 2009	October 3, 2008	September 28, 2007

Asset impairments	$5,616	$—	$—
Restructuring and other charges	10,366	567	5,730

	$15,982	$567	$5,730

2009 RESTRUCTURING CHARGES AND OTHER
On January 22, 2009, the Company implemented a restructuring plan to realign its costs given current business conditions. The Company exited its mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees which resulted in a reduction to annual operating expenditures of approximately $20 million. The Company recorded various charges associated with this action. In total, they recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $16.0 million charge includes the following: $4.5 million related to severance and benefits, $5.6 million related to the impairment of certain long-lived assets which were written down to their salvage values, $2.1 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges. These charges total $16.0 million and are recorded in restructuring and other charges.
The Company made cash payments related to the restructuring plan of $5.9 million during the fiscal year ended October 2, 2009.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
	Facility	Software Write-offs	Workforce	Asset
	Closings	and Other	Reductions	Impairments	Total

Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)

Restructuring balance, October 2, 2009	$1,210	$1,586	$483	$—	$3,279

The remaining restructuring reserve at October 2, 2009 of $3.3 million is classified as other current liabilities. The Company anticipates completing the restructuring plan and remitting the remaining payments within the next fifteen months.

17. EARNINGS PER SHARE

(In thousands, except per share amounts)	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

Net income	$93,289	$111,006	$57,650

Weighted average shares outstanding — basic	167,047	161,878	159,993
Effect of dilutive stock options and restricted stock	2,093	2,172	1,071
Dilutive effect of Junior Notes	—	705	—
Dilutive effect of Convertible Notes	523	—	—

Weighted average shares outstanding — diluted	169,663	164,755	161,064

Net income per share — basic	$0.56	$0.69	$0.36
Effect of dilutive stock options	0.01	0.01	—

Net income per share — diluted	$0.55	$0.68	$0.36

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method, the Junior Notes on an if-converted basis, and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 16.5 million shares and 23.0 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended October 2, 2009 and October 3, 2008, respectively, as their effect would have been anti-dilutive.
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
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”) in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have not been included in the computation of earnings per share for the fiscal year ended October 3, 2008 or September 28, 2007 as their effect would have been anti-dilutive.
18. SEGMENT INFORMATION AND CONCENTRATIONS
In accordance with ASC 280-Segment Reporting (“ASC 280”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. In evaluating financial performance, management uses sales and operating profit as the measure of the segments’ profit or loss. All of the Company’s operating segments share similar economic characteristics as they have a similar long term business model, and have similar research and development expenses and similar selling, general and administrative expenses, thus, the Company has concluded at October 2, 2009 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.

GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Fiscal Years Ended
	October 2,	October 3,	September 28,
	2009	2008	2007

United States	$76,435	$79,952	$66,868
Other Americas	26,078	10,636	11,230

Total Americas	102,513	90,588	78,098

China	414,208	410,645	293,035
South Korea	174,744	184,208	128,253
Taiwan	48,443	86,544	101,107
Other Asia-Pacific	23,098	36,005	98,200

Total Asia-Pacific	660,493	717,402	620,595

Europe, Middle East and Africa	39,571	52,027	43,051

	$802,577	$860,017	$741,744

The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, if the Company sells a power amplifier module to a customer in South Korea, the sale is recorded within the South Korea account although that customer, in turn, may integrate that module into a product sold to a service provider (its customer) in Africa, China, Europe, the Middle East, the Americas, or within South Korea.
Geographic property, plant and equipment balances, including property held for sale, are based on the physical locations within the indicated geographic areas and are as follows (in thousands):

	As of
	October 2,	October 3,
	2009	2008

United States	$100,254	$114,794
Mexico	61,455	56,378
Other	590	2,188

	$162,299	$173,360

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
As of October 2, 2009, Motorola, Inc., LG Electronics, and Samsung Electronics Co. accounted for approximately 12%, 11% and 11%, respectively, of the Company’s gross accounts receivable.
As of October 3, 2008, Motorola, Inc., Samsung Electronics Co., and Sony Ericsson Mobile Comm. AB accounted for approximately 14%, 12% and 10%, respectively, of the Company’s gross accounts receivable.
The following customers accounted for 10% or more of net revenues:

	Fiscal Years Ended
	October 2, 2009	October 3, 2008	September 28, 2007

Sony Ericsson Mobile Communications AB	12%	18%	22%
Samsung Electronics Co	15%	14%	11%
Asian Information Technology, Inc	11%	11%	11%
Motorola, Inc	*	*	16%

*	Customers accounted for less than 10% of net revenues.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2009(2)
Net revenues	$210,228	$172,990	$191,213	$228,146	$802,577
Gross profit	83,867	64,875	76,950	92,528	318,220
Net income	22,024	(4,589)	19,849	56,005	93,289
Per share data (1)
Net income, basic	0.13	(0.03)	0.12	0.33	0.56
Net income, diluted	0.13	(0.03)	0.12	0.32	0.55

Fiscal 2008
Net revenues	$210,533	$201,708	$215,210	$232,566	$860,017
Gross profit	82,338	80,367	86,434	93,824	342,963
Net income	19,078	16,673	20,466	54,789	111,006
Per share data (1)
Net income, basic	0.12	0.10	0.13	0.33	0.69
Net income, diluted	0.12	0.10	0.12	0.33	0.68

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the second quarter of fiscal 2009, the Company implemented a restructuring plan to reduce global headcount by approximately 4%, or 150 employees. The total charges related to the plan were $19.4 million. Due to accounting classifications, the charges associated with the plan are recorded in various lines and are summarized as follows: Cost of goods sold adjustments include approximately $3.5 million of inventory write-downs. Restructuring and other charges primarily consisted of $4.5 million related to severance and benefits, $5.6 million related to the impairment of long-lived assets, $2.0 million related to lease obligations, $2.3 million related to the impairment of technology licenses and design software and $1.5 million related to other charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 2, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended October 2, 2009 that have materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of October 2, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 48.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the captions “Directors and Executive Officers”, “Corporate Governance-Committees of the Board of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following are filed as part of this Annual Report on Form 10-K:

1. Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm	Page 48
Consolidated Statements of Operations for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 49
Consolidated Balance Sheets at October 2, 2009 and October 3, 2008	Page 50
Consolidated Statements of Cash Flows for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 51
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 2, 2009, October 3, 2008, and September 28, 2007	Page 52
Notes to Consolidated Financial Statements	Pages 53 through 80

2. The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report

Schedule II-Valuation and Qualifying Accounts	Page 86
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
Date: November 30, 2009

SKYWORKS SOLUTIONS, INC. Registrant
By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer President Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 30, 2009.

Signature and Title	Signature and Title

/s/ David J. McLachlan

David J. McLachlan
Chairman of the Board

/s/ David J. Aldrich

David J. Aldrich
Chief Executive Officer
President and Director (principal
executive officer)

/s/ Donald W. Palette

Donald W. Palette
Chief Financial Officer
Vice President (principal accounting and
financial officer)
/s/ Kevin L. Beebe

Kevin L. Beebe
Director

/s/ Moiz M. Beguwala

Moiz M. Beguwala
Director

/s/ Timothy R. Furey

Timothy R. Furey
Director

/s/ Balakrishnan S. Iyer

Balakrishnan S. Iyer
Director

/s/ Thomas C. Leonard

Thomas C. Leonard
Director

/s/ David P. McGlade

David P. McGlade
Director

/s/ Robert A. Schriesheim

Robert A. Schriesheim
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Beginning	Cost and			Ending
Description	Balance	Expenses	Deductions	Misc.	Balance

Year Ended September 28, 2007
Allowance for doubtful accounts	$37,022	$2,623	$(37,983)	$—	$1,662
Reserve for sales returns	$4,104	$2,271	$(3,893)	$—	$2,482
Allowance for excess and obsolete inventories	$27,705	$8,641	$(20,189)	$—	$16,157

Year Ended October 3, 2008
Allowance for doubtful accounts	$1,662	$2,258	$(2,872)	$—	$1,048
Reserve for sales returns	$2,482	$1,926	$(2,273)	$—	$2,135
Allowance for excess and obsolete inventories	$16,157	$4,515	$(12,843)	$—	$7,829

Year Ended October 2, 2009
Allowance for doubtful accounts	$1,048	$2,507	$(710)	$—	$2,845
Reserve for sales returns	$2,135	$3,132	$(3,501)	$—	$1,766
Allowance for excess and obsolete inventories	$7,829	$8,665	$(4,784)	$—	$11,710

EXHIBIT INDEX

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.N*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended and restated 5/12/2009)	DEF 14A	001-5560	APPENDIX	3/30/2009

10.O*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

10.P*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions In. Cash Compensation Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/06/2008

Exhibit				Incorporated by Reference		Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.CC*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

10.DD*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

10.FF*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

10.II*	Fiscal 2009 Executive Incentive Compensation Plan	10-Q	001-5560	10-II	2/11/2009

10.JJ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.	10-Q	001-5560	10-QQ	8/11/2009

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.