Form 10-K/A
period 2009-10-02
SKYWORKS SOLUTIONS INC
filed 2010-02-01
CIK 4127

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 3, 2009)) was approximately $1,467,316,160. The number of outstanding shares of the registrant’s common stock, par value, $0.25 per share as of November 16, 2009, was 174,378,774.

EXPLANATORY NOTE
     This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended October 2, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on November 30, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2010 Annual Meeting of Stockholders is scheduled for May 11, 2010, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth for each director and executive officer of the Company his position with the Company as of January 15, 2010:

Name	Title
David J. McLachlan	Chairman of the Board
David J. Aldrich	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Moiz M. Beguwala	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Thomas C. Leonard	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Donald W. Palette	Vice President and Chief Financial Officer
Bruce J. Freyman	Vice President, Worldwide Operations
Liam K. Griffin	Senior Vice President, Sales and Marketing
George M. LeVan	Vice President, Human Resources
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
Gregory L. Waters	Executive Vice President and General Manager, Front-End Solutions
     David J. Aldrich, age 52, has served as Chief Executive Officer, President and Director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
     Kevin L. Beebe, age 50, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to investors and management, and whose clients include Carlyle Group, GS Capital Partners, KKR and TPG Capital). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded North American operator of wireless communications towers).

     Moiz M. Beguwala, age 63, has been a director since June 2002. He served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant’s spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of Powerwave Technologies, Inc. (a publicly traded wireless solutions supplier for communications networks worldwide) and as Chairman of the Board of RF Nano Corporation (a privately held semiconductor company in Newport Beach, CA).
     Timothy R. Furey, age 51, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned sales and marketing strategy and technology professional services firm) since 1991. His company’s clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.
     Balakrishnan S. Iyer, age 53, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and has been a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Conexant, Life Technologies Corp., Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company).
     Thomas C. Leonard, age 75, has been a director since August 1996. From April 2000 until June 2002, he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years of experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.
     David P. McGlade, age 49, has been a director since February 2005. Since April 2005, he has served as the Chief Executive Officer and Deputy Chairman of Intelsat Global SA (a privately held worldwide provider of fixed satellite services). Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
     David J. McLachlan, age 71, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company) and HearUSA, Ltd. (a publicly traded hearing care services company).
     Robert A. Schriesheim, age 49, has been a director since 2006. Mr. Schriesheim currently serves as the Chief Financial Officer of Hewitt Associates, Inc. (a publicly traded global human resources consulting and outsourcing company). Previously, from October 2006 until December 2009, he was the Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim is also a director of Lawson Software, Inc. and Enfora (a privately held provider of intelligent wireless machine-to-machine modules and integrated platform solutions).
     Donald W. Palette, age 52, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.

     Bruce J. Freyman, age 49, joined the Company as Vice President, Worldwide Operations in May 2005. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
     Liam K. Griffin, age 43, joined the Company in August 2001 and serves as Senior Vice President, Sales and Marketing. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
     George M. LeVan, age 64, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, Mr. LeVan held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.
     Mark V.B. Tremallo, age 53, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
     Gregory L. Waters, age 49, joined the Company in April 2003, and has served as Executive Vice President and General Manager, Front-End Solutions since October 2006, Executive Vice President beginning November 2005, and Vice President and General Manager, Cellular Systems as of May 2004. Previously, from February 2001 until April 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and, beginning in 1998, held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales.
     Audit Committee: We have established an Audit Committee comprised of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the NASDAQ Stock Market LLC (the “NASDAQ Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Robert A. Schriesheim (Chairman), Kevin L. Beebe, Balakrishnan S. Iyer, Moiz M. Beguwala and David J. McLachlan.
     Audit Committee Financial Expert: The Board of Directors has determined that each of Mr. Schriesheim (Chairman), Mr. Iyer and Mr. McLachlan, meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the NASDAQ Rules, and qualifies as “independent” as defined under the NASDAQ Rules.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16 (a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended October 2, 2009, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our common stock with respect to such fiscal year were timely made.

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
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
     Who Sets Compensation for Senior Executives?
     The Compensation Committee, which is comprised solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“Section 162(m)”) and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components, and amounts, of compensation to be paid to our Chief Executive Officer, our Chief Financial Officer and each of our other executive officers, as well as any other officers or employees who report directly to the Chief Executive Officer.
     This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal 2009 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.”
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
     (2) providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;
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

Role of Chief Executive Officer
     The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of each of his direct reports, including the other Named Executive Officers. These recommendations include an assessment of each individual’s responsibilities, experience, individual performance and contribution to the Company’s performance, and also generally takes into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Establishment of Comparator Group Data
     In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2009, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 45 semiconductor companies1 and (ii) the public “peer” group data for 14 publicly-traded semiconductor companies with which the Company competes for executive talent (the “Peer Group”):

*Anadigics *Analog Devices *Broadcom *Cypress Semiconductor	*Fairchild Semiconductor *Integrated Device Technology *Intersil *Linear Technology	*LSI Logic *National Semiconductor *ON Semiconductor *RF Micro Devices	*Silicon Laboratories *TriQuint Semiconductor
     Utilization of Comparator Group Data
     The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards. In addition, in setting fiscal year 2009 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
     After reviewing the data and considering the input, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target and long-term stock-based compensation award for each Named Executive Officer. In establishing individual compensation, the Compensation Committee also considered the input of the Chief Executive Officer, as well as the individual experience and performance of the executive.

     In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) the Chief Executive Officer’s role relative to other Named Executive Officers and (iv) the considerable length of his 15-year service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation for 2009 were competitive for chief executive officers in the sector. The Chief Executive Officer was not present during voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

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

     What are the Components of Executive Compensation?
     The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, 401(k) plan retirement benefits, and medical and insurance benefits. Consistent with our objective of ensuring that executive compensation is perceived as fair to all employees, the Named Executive Officers do not receive any retirement benefits beyond those generally available to our full-time employees, and we do not provide medical or insurance benefits to Named Executive Officers that are different from those offered to other full-time employees.
     Base Salary
     Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by its consultant. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2009 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary increase for each Named Executive Officer for fiscal year 2009 was approximately 4%, with the exception of the Chief Financial Officer, who received a 10% increase in order to bring his base salary closer to the median.
Short-Term Incentives
     Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2009, the Compensation Committee adopted the 2009 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance metrics established on a semi-annual basis. Short-term incentives are intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance metrics that are generally short-term (i.e., less than one year). In establishing the short-term incentive plan, the Compensation Committee first determined a competitive short-term incentive target for each Named Executive Officer based on the Comparator Group data, and then set threshold, target and maximum incentive payment levels. At the target payout level, Skyworks’ short-term incentive was designed to result in an incentive payout equal to the median of the Comparator Group, while a maximum incentive payout for exceeding the performance metrics would result in a payout above the median of the Comparator Group, and a threshold payout for meeting the minimal corporate performance metrics would result in a payout below the median. The following table shows the incentive payment levels the Named Executive Officers could earn in fiscal year 2009 (shown as a percentage of base salary), depending on the Company’s achievement of the performance metrics. Actual performance between the threshold and the target metrics or between the target and maximum metrics was determined based on a linear sliding scale.

	Threshold	Target	Maximum
Chief Executive Officer	50%	100%	200%
Other Named Executive Officers	30%	60%	120%
     For fiscal year 2009, in establishing the Incentive Plan, the Compensation Committee considered the fact that for the first half of fiscal 2009 our primary corporate goal was to increase revenue in excess of the market growth rate by gaining market share, while at the same time leveraging our fixed cost structure to generate higher earnings. As in the prior year, for fiscal year 2009, the Compensation Committee split the Incentive Plan into two six month performance periods, with the performance metrics focused on achieving business unit revenue, non-GAAP gross margin and specified non-GAAP operating margin targets, in addition to a cash and customer satisfaction metric. The weighting of the different metrics for the first half of fiscal year 2009 is set forth as follows.

			Non-
		Non-GAAP	GAAP	Customer
		Operating	Gross	Satisfaction	Cash
	Revenue	Margin %	Margin	Metric	Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	20%	40%	20%	10%	10%
Vice President, Worldwide Operations	20%	20%	40%	10%	10%
Executive Vice President and General Manager, Front-End Solutions	30% (based on business unit revenue)	20% (based on business unit OM%)	30%	10%	10%
Senior Vice President, Sales and Marketing	30%	30% (based on	20%	10%	10%
		business unit OM%)
     For the first half of fiscal 2009, each executive officer’s incentive award was consistent with the metrics set forth above, although the Compensation Committee exercised discretion permitted by the plan to make such award payments by waiving the minimum operating income margin metric, given that the Company nearly achieved such objective despite the severe and unanticipated economic downturn that occurred during the first half of fiscal 2009. The Company only made payments for the performance metrics that were achieved, and no payment was made based on the operating income margin metric. Accordingly, the Chief Executive Officer, Vice-President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and Vice President, Worldwide Operations earned a first half incentive award equal to approximately 14%, 8%, 14%, 26% and 11% of their annual base salary, respectively. In addition, in recognition of their contributions to the Company’s performance during the first half of fiscal 2009, the Compensation Committee approved payments to approximately 800 other non-executive employees under non-executive incentive plans containing terms and conditions similar to the Incentive Plan. Consistent with the Incentive Plan (and other employee incentive plans), actual payments for the first six month performance period were capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of the fiscal year since the Company sustained its financial performance throughout fiscal year 2009.
     For the second half of fiscal year 2009, the Committee again established performance metrics based on achieving specified revenue, non-GAAP gross margin, non-GAAP operating margin targets and a cash and customer satisfaction metric. The weighting of the different metrics for the second half of fiscal year 2009 is set forth as follows.

			Non-
		Non-GAAP	GAAP	Customer
		Operating	Gross	Satisfaction	Cash
	Revenue	Margin %	Margin %	Metric	Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	20%	40%	20%	10%	10%
Vice President, Worldwide Operations	20%	20%	40%	10%	10%
Executive Vice President and General Manager, Front-End Solutions	10% (based on corporate revenue) 30% (based on business unit revenue)	20% (based on business unit OM%)	30%	10%	0%
Senior Vice President, Sales and Marketing	30%	10% (based on corporate OM%) 20% (based on business unit OM%)	20%	10%	10%
     In determining the weightings among the Named Executive Officers, the Compensation Committee’s goal was to align the incentive compensation of each Named Executive Officer with the performance metrics such executive could most impact. For instance, the performance metrics for the Chief Executive Officer, Vice-President and Chief Financial Officer and Vice President, Worldwide Operations were designed to focus such executives on improving the Company’s competitive position and achieving profitable growth overall. The performance metrics for the Executive Vice President and General Manager, Front-End Solutions were designed to focus such executive on business unit revenue (i.e., the ramping of new products and expansion of the customer base), and the performance metrics for the Senior Vice President, Sales and Marketing were designed to focus such executive on increasing overall corporate revenue while at the same time increasing gross margin.

     In the second half of the year, the Company met or exceeded its targets. Accordingly, the Chief Executive Officer, Vice- President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and Vice President, Worldwide Operations earned a second half incentive award equal to approximately 95%, 57%, 57%, 57% and 57% of their annual base salary, respectively. The Compensation Committee determined to pay, in lieu of cash, unrestricted common stock of the Company for the portion of each of the Named Executive Officer’s second half short-term incentive earned above the “target” level. Accordingly, the Chief Executive Officer, the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and the Vice President, Worldwide Operations each received approximately 47% of their respective second half incentive payments in the form of unrestricted common stock of the Company. In addition, the 20% “holdback” of the first half incentive was paid out to each executive officer due to the Company’s sustained financial performance.
     For the full fiscal year, the total payments under the Incentive Plan to the Chief Executive Officer, Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, the Senior Vice President, Sales and Marketing, and the Vice President, Worldwide Operations were approximately 109%, 65%, 71%, 83% and 68% of their respective annual base salaries.
     The target financial performance metrics established by the Compensation Committee under the Incentive Plan are based on our historical operating results and growth rates as well as our expected future results, and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum financial performance metrics established by the Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Committee believes should be rewarded. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term incentive awards in extraordinary circumstances, such as existed during the severe and unanticipated economic downturn that occurred during the first half of fiscal 2009.
     Long-Term Stock-Based Compensation
     The Compensation Committee generally makes stock-based compensation awards to executive officers on an annual basis. Stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal year 2009, the Compensation Committee made awards to executive officers, including certain Named Executive Officers, on November 4, 2008, at a regularly scheduled Compensation Committee meeting. Stock options awarded to executive officers at the meeting had an exercise price equal to the closing price of the Company’s common stock on the meeting date.
     In making stock-based compensation awards to certain executive officers for fiscal year 2009, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the outstanding number of shares that are typically used for employee compensation programs. The Compensation Committee then set the number of Skyworks shares of common stock that would be made available for executive officer awards at approximately the median of the Comparator Group based on the business need, internal and external circumstances and RiskMetrics/ISS guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers. The Compensation Committee then attributed a long-term equity-based compensation value to each executive officer. One-half of that value was converted to a number of stock options using an estimated Black-Scholes value, and the remaining half of the value was converted to a number of performance share awards (at target) based on the fair market value of the common stock. The Compensation Committee’s rationale for awarding performance shares is to further align the executive’s interest with those of the Company’s stockholders by using equity-awards that will vest only if the Company achieves a pre-established performance metric(s).
     In addition, given the significant changes in the economic environment and the financial markets in the first half of fiscal 2009, and that certain previously granted performance share awards were not exempt from the deduction limitations under Section 162(m), on June 4, 2009, the Company gave each of its executive officers, including the Named Executive Officers, the opportunity to forfeit an outstanding Performance Share Award dated November 6, 2007, such executive had previously been granted (the “2007 PSA”) and receive, in its place, the following equity awards:
(1) a restricted stock award (the “2009 Replacement RSA”) covering shares equal to the “Threshold/Nominal” tranche of shares of the Company’s common stock that could be earned under the executive’s 2007 PSA, which shares will vest on November 6, 2010, provided that the executive continues employment with the Company through such date, and
(2) a Section 162(m) compliant performance share award (the “2009 Replacement PSA”, and together with the 2009 Replacement RSA, the “2009 Replacement Awards”) pursuant to which the executive will receive a number of shares of the Company’s common stock equal to the aggregate amount of the “Target” and “Maximum/Stretch” tranches of shares of the Company’s common stock that could be earned under the 2007 PSA, if certain conditions are satisfied. The conditions that must be satisfied are as follows:
     (a) Relative Stock Price Performance Condition
The “Target” relative stock price condition, which covers 50% of the underlying shares, shall be deemed met on November 6, 2010, if the percentage change in the price of Skyworks’ common stock exceeds the 60th percentile of the Peer Group1 during the Measurement Period. The “Stretch” relative stock price condition, which covers 50% of the underlying shares, shall be deemed met on November 6, 2010, if the percentage change in the price of Skyworks’ common stock exceeds the 70th percentile of the Peer Group during the Measurement Period. For purposes of the 2009 Replacement PSA, the “Measurement Period” was deemed to have started on November 6, 2007, and will end on November 6, 2010.
     (b) Continued Employment Condition
If the Relative Stock Price Performance Condition is met for either the “Target” or “Stretch” tranche (or both), then 50% of the total shares for which the relative stock price performance metric was met would be issuable to the executive on November 6, 2010, and the other 50% of such total shares would be issuable to the executive on November 6, 2011, provided that the executive is employed with Skyworks through such date(s).
Each of the Named Executive Officers accepted the Company’s offer and agreed to have his 2007 PSA cancelled and replaced with the 2009 Replacement Awards. The maximum number of shares issued under the 2009 Replacement Awards for each Named Executive Officer on June 10, 2009, is equal to the maximum number of shares that would have been issuable to such executive under his cancelled 2007 PSA.
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
     Although certain Named Executive Officers were historically provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”) — an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation — as a result of deferred compensation legislation under Section 409A of the Internal Revenue Code (“IRC”), effective December 31, 2005, the Company no longer permits employees to make contributions to the plan. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so.
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

[1]	For purposes of the 2009 Replacement PSAs, Maxim Integrated Products was included in the Peer Group.

of our severance and change of control arrangements with the Named Executive Officers can be found under the “Potential Payments Upon Termination or Change of Control” section below.
     The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for two years after termination of employment. Outside of the change in control context, severance benefits are payable to the Named Executive Officers if their employment is involuntarily terminated by the Company without cause, or if a Named Executive Officer terminates his own employment for a good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company’s Board of Directors for a minimum of two years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason on or after January 1, 2010. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to his respective annual base salary and targeted short-term incentive opportunity (or past short-term incentive earned).
     Additionally, the Named Executive Officers would receive enhanced severance and other benefits if their employment terminated under certain circumstances in connection with a change in control of the Company. These benefits are described in detail under the “Potential Payments Upon Termination or Change of Control” section below. The Named Executive Officers are also entitled to receive a tax gross-up payment (with a $500,000 cap for Named Executive Officers other than the Chief Executive Officer) if they become subject to the 20% golden parachute excise tax imposed by Section 280G of the IRC, as the Company believes that the executives should be able to receive their contractual rights to severance without being subject to punitive excise taxes. The Company further believes these enhanced severance benefits are appropriate because the occurrence, or potential occurrence, of a change in control transaction would likely create uncertainty regarding the continued employment of each Named Executive Officer, and these enhanced severance protections encourage the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the change in control process.
     Lastly, each Named Executive Officer’s outstanding unvested stock options and restricted stock awards fully vest upon the occurrence of a change in control. In addition, each outstanding performance share award shall be deemed earned as to the greater of (a) the “target” level or (b) the number of shares that would have been deemed earned under the award as of the day prior to the change in control. The Company believes this accelerated vesting is appropriate given the importance of long-term equity awards in our executive compensation program and the uncertainty regarding the continued employment of Named Executive Officers that typically occurs in a change in control context. The Company’s view is that this vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company and encourages the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the process.

     Compensation Tables for Named Executive Officers
     Summary Compensation Table
     The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2009, fiscal year 2008 and fiscal year 2007.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
				Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year		Salary ($)	($)(2)	($)(2)	($)(3)	($)(4)	($)
David J. Aldrich	2009		$598,077	$2,207,652	$932,825	$653,750	$12,879	$4,405,183
President and Chief	2008		$583,404	$1,936,986	$933,064	$1,048,220	$12,191	$4,513,865
Executive Officer	2007		$552,000	$837,318	719,233	691,276	$11,838	2,811,665

Donald W. Palette	2009		$327,692	$346,441	$268,214	$215,738	$11,471	$1,169,556
Vice President and Chief	2008		$305,769	$195,917	$195,653	$328,138	$12,199	$1,037,676
Financial Officer	2007	(1)	$34,615	$5,005	$18,507	$56,354	$340	$114,821

Gregory L. Waters	2009		$378,846	$464,160	$278,907	$270,085	$10,025	$1,402,023
Executive Vice President and	2008		$370,635	$393,257	$270,445	$397,347	$9,464	$1,441,148
General Manager, Front-End Solutions	2007		$353,000	$240,198	$325,824	$252,715	$9,810	$1,181,547

Liam K. Griffin	2009		$352,923	$696,259	$258,069	$295,148	$44,888	$1,647,287
Senior Vice President, Sales	2008		$344,000	$568,901	$249,207	$365,526	$82,132	$1,609,766
and Marketing	2007		$318,000	$201,410	$189,483	$256,603	$136,062	$1,101,558

Bruce J. Freyman	2009		$350,923	$453,887	$308,879	$240,680	$11,772	$1,366,141
Vice President, Worldwide	2008		$343,000	$344,246	$313,207	$335,879	$11,218	$1,347,550
Operations	2007		$325,000	$121,820	$258,473	$262,252	$10,189	$977,734

(1)	Mr. Palette was hired as Vice-President and Chief Financial Officer effective August 20, 2007, at an annual salary of $300,000. In addition, he was guaranteed a short-term incentive payment for fiscal year 2007 equal to 25% of the incentive payout he would have received under the 2007 Incentive Plan had he been employed for the entire fiscal year.

(2)	The aggregate dollar amount of the expense recognized in fiscal years 2009, 2008 and 2007 for outstanding stock and options was determined in accordance with the provisions of ASC 718-Compensation-Stock Compensation (“ASC 718”), but without regard to any estimated forfeitures related to service-based vesting provisions. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company’s financial statements included in the Original Filing. The reported expense also reflects incremental expenses relating to the 2009 Replacement Awards as follows: Mr. Aldrich ($117,470), Mr. Palette ($13,705), Mr. Waters ($15,663), Mr. Griffin ($39,157) and Mr. Freyman ($19,578).

(3)	Reflects amounts paid to the Named Executive Officers pursuant to the Incentive Plan. For the second half of fiscal years 2008 and 2009, the portion of the Incentive Plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (2008: $248,508; 2009: $270,000), Mr. Palette (2008: $77,794; 2009: $89,100), Mr. Waters (2008: $80,866; 2009: $102,600), Mr. Griffin (2008: $87,342; 2009: $95,580) and Mr. Freyman (2008: $64,839; 2009: $95,040). The number of shares awarded in lieu of cash was based on the fair market value of the common stock on November 4, 2008, and November 10, 2009, the dates the second half Incentive Plan payment for each fiscal year was approved by the Compensation Committee. For fiscal year 2007, all short-term incentive payments were made in cash.

(4)	“All Other Compensation” includes the Company’s contributions to each Named Executive Officer’s 401(k) plan account and the cost of group term life insurance premiums. Mr. Griffin’s amount includes subsidized mortgage and miscellaneous relocation expenses of $72,381, $124,741 and $34,548 for fiscal years 2007, 2008, and 2009, respectively.

     Grants of Plan-Based Awards Table
     The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2009, including incentive awards payable under our Fiscal Year 2009 Executive Incentive Plan.

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant
		Possible Payouts Under			Estimated Future Payouts			Number	Number of	Price of	Date Fair
		Non-Equity Incentive			Under Equity Incentive			of Shares	Securities	Option	Value of
		Plan Awards(1)			Plan Awards(2)			of Stock	Underlying	Awards	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(3)	(4)	Awards (5)
David J. Aldrich	11/4/2008	$300,000	$600,000	$1,200,000	75,000	150,000	300,000	n/a	300,000	$7.18	$3,505,921
President and Chief Executive Officer

Donald W. Palette	11/4/2008	$99,000	$198,000	$396,000	23,500	47,000	94,000	n/a	90,000	$7.18	$1,085,656
Vice President and Chief Financial Officer

Gregory L. Waters	11/4/2008	$114,000	$228,000	$456,000	26,000	52,000	104,000	n/a	100,000	$7.18	$1,202,520
Executive Vice President and General Manager, Front-End Solutions

Liam K. Griffin	11/4/2008	$106,200	$212,400	$424,800	26,000	52,000	104,000	n/a	100,000	$7.18	$1,202,520
Senior Vice President, Sales and Marketing

Bruce J. Freyman	11/4/2008	$105,600	$211,200	$422,400	23,500	47,000	94,000	n/a	90,000	$7.18	$1,085,656
Vice President, Worldwide Operations

(1)	Actual performance between the Threshold and Target metrics are paid on a linear sliding scale beginning at the Threshold percentage and moving up to the Target percentage. The same linear scale applies for performance between Target and Maximum metrics. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the Summary Compensation Table under Non-Equity Incentive Plan Compensation. For fiscal year 2009, the portion of the Incentive Plan payment attributable to Company performance above the Target level for the second half of the fiscal year was paid to the Named Executive Officers in the form of unrestricted common stock of the Company.

(2)	Represents performance share awards made on November 4, 2008, under the Company’s 2005 Long-Term Incentive Plan (the “FY09 PSA”). The FY09 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award. The “performance” condition required that the Company achieve certain pre-established non-GAAP operating margin metrics (i.e., “minimum”, “target” and “maximum” non-GAAP operating margin levels), with the “minimum” number of shares equal to one-half (1/2) the “target” share level, and the “maximum” number of shares equal to two times (2x) the “target” share level. For purposes of the FY09 PSAs, the “non-GAAP operating margin” meant the Company’s non-GAAP operating margin for Fiscal Year 2009 as reported publicly by the Company following the fiscal year end. Actual Company performance between the “minimum” and the “maximum” performance metrics was to be determined based on a linear sliding scale. The “continued employment” condition of the FY09 PSAs provides that, to the extent that the non-GAAP operating margin performance metric is met for the fiscal year, then one-third (33%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the Grant Date, the next one-third (33%) of such shares would be issuable to the executive on the second anniversary of the Grant Date (the “Second Issuance Date”) , and the final one-third (33%) of such shares would be issuable to the Participant on the third anniversary of the Grant Date (the “Third Issuance Date”), provided that the executive continues employment with the Company through each such vesting date(s).

(3)	The options vest over four years at a rate of 25% per year commencing one year after the date of grant, provided the holder of the option remains employed by the Company. Options may not be exercised beyond three months after the holder ceases to be employed by the Company, except in the event of termination by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination.

(4)	Stock options awarded to executive officers had an exercise price equal to the closing price of the Company’s common stock on the grant date.

(5)	Amount reflects stock options and performance share awards granted on November 4, 2008. The total excludes the incremental FMV of the 2009 Replacement Awards as follows: Mr. Aldrich ($775,200), Mr. Palette ($90,440), Mr. Waters ($103,360), Mr. Griffin ($258,400) and Mr. Freyman ($129,200). As described above in “Long–Term Stock Based Compensation”, the 2009 Replacement Awards consisted of (1) the 2009 Replacement RSAs that vest on November 6, 2010, as follows: Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), and Mr. Griffin (50,000 shares), and Mr. Freyman (25,000 shares); and (2) the 2009 Replacement PSAs as follows (at the “maximum” share level): Mr. Aldrich (300,000 shares), Mr. Palette (35,000 shares), Mr. Waters (40,000 performance shares), and Griffin (100,000 shares), and Mr. Freyman (50,000 performance shares). The 2009 Replacement PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive any shares underlying the award. The “performance” conditions requires that the percentage change in the price of Skyworks’ common stock exceeds the 60th percentile (i.e., “target” level of shares, which is equal to 50% of the total shares), and/or the 70th percentile (i.e., the “maximum” level of shares, which is equal to the other 50% of the total shares), of the Peer Group during the Measurement Period. The percentage change in the price of the common stock of the Company, as well as each member of the Peer Group, during the Measurement Period will be determined by comparing (x) the average of such entity’s stock price for the ninety (90) day period beginning on November 6, 2007 to (y) the average of the entity’s stock price for the ninety (90) day period ending on November 6, 2010. For purposes of calculating the average price of the common stock of an entity during such ninety (90) day periods, only “trading days” (days on which the NASDAQ Global Select Market is open for trading) shall be used in such calculation and trading volume on any such trading day shall not be factored into such calculation. For purposes of the 2009 Replacement PSAs, the “Measurement Period” was deemed to have started on November 6, 2007, and will end on November 6, 2010. The “continued employment” condition provides that, if the relative stock price performance condition is met for either the “Target” or “Maximum” tranche (or both), then 50% of the total shares for which the relative stock price performance metric was met would be issuable to the executive on November 6, 2010, and the other 50% of such total shares would be issuable to the executive on or about November 6, 2011, provided that the executive is employed with Skyworks through such date(s).
     Outstanding Equity Awards at Fiscal Year End Table
     The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of Fiscal Year 2009.

	Option Awards						Stock Awards
									Equity	Equity
									Incentive	Incentive
									Plan	Plan
				Equity					Awards:	Awards:
				Incentive					Number of	Market or
				Plan			Number	Market	Unearned	Payout Value
				Awards:			of Shares	Value of	Shares,	of Unearned
	Number of	Number of		Number of			or Units	Shares or	Units or	Shares,
	Securities	Securities		Securities			of Stock	Units of	Other	Units
	Underlying	Underlying		Underlying			That	Stock	Rights	or Other
	Unexercised	Unexercised		Unexercised	Option		Have	That	That	Rights That
	Options	Options		Unearned	Exercise	Option	Not	Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)(1)	(#)(9)	($)(1)
David J. Aldrich	75,000	0		0	$44.688	4/26/10	210,000 (2)	$2,499,000	300,000	$3,570,000
President and Chief	75,000	0		0	$28.938	10/6/10
Executive Officer	160,000	0		0	$13.563	4/4/11
	175,000	0		0	$12.650	4/25/12
	500,000	0		0	$9.180	1/7/14
	274,254	0	(3)	0	$8.930	11/10/14
	187,500	62,500	(4)	0	$4.990	11/8/12
	125,000	125,000	(5)	0	$6.730	11/7/13
	45,000	135,000	(6)	0	$9.330	11/6/14
	0	300,000	(10)		$7.180	11/4/15

Donald W. Palette	12,000	100,000	(7)	0	$7.500	8/20/14	36,666 (2)	$436,325	64,500	$767,550
Vice President and	5,000	15,000	(6)	0	$9.330	11/6/14
Chief Financial Officer	0	90,000	(10)	0	$7.180	11/4/15

Gregory L. Waters	100,000	0		0	$9.180	1/7/14	36,666 (2)	$436,325	72,000	$856,800
Executive Vice President	64,530	0	(3)	0	$8.930	11/10/14
and General Manager,	75,000	25,000	(4)	0	$4.990	11/8/12
Front-End Solutions	37,500	37,500	(5)	0	$6.730	11/7/13
	12,500	37,500	(6)	0	$9.330	11/6/14
	0	100,000	(10)	0	$7.180	11/4/15

Liam K. Griffin	100,000	0		0	$24.780	9/7/11	66,666 (2)	$793,325	102,000	$1,213,800
Senior Vice President,	50,000	0		0	$12.650	4/25/12
Sales and Marketing	110,000	0		0	$9.180	1/7/14
	64,530	0	(3)	0	$8.930	11/10/14
	0	17,500	(4)	0	$4.990	11/8/12
	37,500	37,500	(5)	0	$6.730	11/7/13
	12,500	37,500	(6)	0	$9.330	11/6/14
	0	100,000	(10)	0	$7.180	11/4/15

Bruce J. Freyman	150,000	0	(8)	0	$5.120	5/2/15	40,000 (2)	$476,000	72,000	$856,800
Vice President,	30,000	10,000	(4)	0	$4.990	11/8/12
Worldwide Operations	30,000	30,000	(5)	0	$6.730	11/7/13
	11,250	33,750	(6)	0	$9.330	11/6/14
	0	90,000	(10)	0	$7.180	11/4/15

(1)	Assumes a price of $11.90 per share, the fair market value as of October 2, 2009.

(2)	Other than Mr. Palette’s restricted stock grant on August 20, 2007, which was made as part of a new hire grant package and vests 25% per year over four years, unvested restricted shares shown are comprised of (a) two-thirds (66%) of the November 6, 2007, grant and (b) 100% of the 2009 Replacement RSAs (as described in footnote 5 of the “Grants of Plan-Based Awards Table” above). The restricted stock awards made on November 6, 2007, had both performance and service based vesting conditions. The performance condition allowed for accelerated vesting of an award as of the first anniversary, second anniversary and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance met or exceeded the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then one-third of the award vests upon each anniversary (up to 100%). If the restricted stock recipient met the service condition but not the performance condition in years one, two, three and four, the restricted stock would have vested in three equal installments on the second, third and fourth anniversaries of the grant date. In November 2008, the first third (33%) of the November 6, 2007 grant vested as a result of a performance accelerator triggered as the Company exceeded the 60th percentile of its peers on the basis of stock performance. In November 2009, another third (33%) of such grant vested as a result of a performance accelerator triggered as the Company exceeded the 60th percentile of it peers. In addition, the last third (33%) of such grant vested in November 2009 as a result of the passage of time.

(3)	These options were granted on November 10, 2004, and vested at a rate of 25% per year until they became fully vested on November 10, 2008.

(4)	These options were granted on November 8, 2005, and vested at a rate of 25% per year until they became fully vested on November 8, 2009.

(5)	These options were granted on November 7, 2006, and vest at a rate of 25% per year until fully vested on November 7, 2010.

(6)	These options were granted on November 6, 2007, and vest at a rate of 25% per year until fully vested on November 6, 2011.

(7)	These options were granted on August 20, 2007, and vest at a rate of 25% per year until fully vested on August 20, 2011.

(8)	These options were granted on May 2, 2005, and vested at a rate of 25% per year until they became fully vested on May 2, 2009.

(9)	Reflects the FY09 PSAs and 2009 Replacement PSAs awarded to the Named Executive Officers on November 4, 2008, and June 10, 2009, respectively, both at the “target” level, and as described in footnotes 2 and 5 of the “Grants of Plan-Based Awards Table” above, respectively. With respect to the FY09 PSAs, the Company achieved 95.8% of the “maximum” non-GAAP operating margin and, accordingly, on November 4, 2009, the Company issued one-third of each executive’s “earned” shares, and held back the other two-thirds of such “earned” shares for possible issuance on the Second and/or Third Issuance Dates provided the executive meets the continued employment condition.

(10)	These options were granted on November 4, 2008, and vest at a rate of 25% per year until fully vested on November 4, 2012.

Option Exercises and Stock Vested Table
     The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)(1)	($)(2)
David J. Aldrich	225,000	$1,531,130	148,843	$992,375
President and Chief Executive Officer
Donald W. Palette	88,000	$586,714	9,584	$93,342
Vice President and Chief Financial Officer
Gregory L. Waters	225,000	$965,724	37,767	$250,946
Executive Vice President and General Manager, Front-End Solutions
Liam K. Griffin	102,500	$919,040	37,767	$250,946
Senior Vice President, Sales and Marketing
Bruce J. Freyman	100,000	$826,230	27,500	$174,150
Vice President, Worldwide Operations

(1)	Includes restricted stock that vested on November 6, 2008, and November 7, 2008, for Mr. Aldrich (30,000 shares and 100,000 shares), Mr. Waters (8,334 shares and 25,000 shares), Mr. Griffin (8,334 shares and 25,000 shares) and Mr. Freyman (7,500 shares and 20,000 shares) and restricted stock that vested on May 11, 2009 for Mr. Aldrich (18,843), Mr. Waters (4,433), and Mr. Griffin (4,433). For Mr. Palette, the table includes restricted stock that vested on November 6, 2008 (3,334 shares) and August 20, 2009 (6,250 shares).

(2)	Represents the aggregate fair market value of the stock awards on the applicable vesting dates.
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
     The following table summarizes the aggregate earnings in the fiscal year 2009 for Mr. Aldrich under the Executive Compensation Plan.

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last	in Last	in Last	Withdrawals /	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)(1)
David J. Aldrich,	$0	$0	$1,302	$0	$622,469
President and Chief Executive Officer

(1)	Balance as of October 2, 2009. This amount is comprised of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions.

     Potential Payments Upon Termination or Change of Control
     Chief Executive Officer
     In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, Mr. Aldrich’s Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards.
     The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the termination occurs or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any performance share awards outstanding, shares subject to such award will be deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
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

     Other Named Executive Officers
     In January 2008, the Company entered into Change of Control / Severance Agreements with each of Bruce J. Freyman, Liam K. Griffin, Donald W. Palette and Gregory L. Waters (each a “COC Agreement”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment limited to a maximum of $500,000 for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, each COC Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards. In the case of Mr. Freyman’s COC Agreement, the severance payment due will be paid out in bi-weekly installments over a twelve (12) month period.
     Each COC Agreement also sets out severance benefits outside a change of control that become payable if, while employed by the Company, the executive is involuntarily terminated without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a payment equal to the sum of (x) his annual base salary and (y) any short-term incentive award then due; and (ii) all then vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms). In the case of Mr. Freyman’s COC Agreement, any severance payment due will be paid out in bi-weekly installments over a 12 month period. In the event of the executive’s death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
     Each COC Agreement is intended to be compliant with Section 409A of the IRC and has an initial two (2) year term, which is thereafter renewable on an annual basis for up to five (5) additional years upon mutual agreement of the Company and the executive. Additionally, each COC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and, except for Mr. Freyman’s COC Agreement, each contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Freyman’s COC Agreement contains non-solicitation provisions applicable to him while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
     The terms “change in control,” “cause,” and “good reason” are each defined in the COC Agreements. Change in control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of Skyworks; (ii) a change, without Board of Directors approval, of a majority of the Board of Directors of Skyworks; (iii) the acquisition of Skyworks by means of a reorganization, merger, consolidation or asset sale; or (iv) the approval of a liquidation or dissolution of Skyworks. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of Skyworks; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in base compensation or authority, duties or responsibility, (ii) a material change in office location, or (iii) any action or inaction constituting a material breach by Skyworks of the terms of the agreement.

     The following table summarizes payments and benefits that would be made to the Named Executive Officers under their change of control/severance agreements with the Company in the following circumstances as of October 2, 2009:
•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause or for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.

     The following table does not reflect any equity awards made after October 2, 2009.

		Before	After
		Change in	Change in
		Control:	Control:
		Termination	Termination
		w/o Cause	w/o Cause
		or for	or for	Upon Change	Death/
		Good Reason	Good Reason	in Control	Disability
Name	Benefit	(1)	(1)	(1)	(1)
David J. Aldrich	Salary and Short-Term Incentive(4)	$2,396,154	$2,995,192	$0	$0
President and Chief	Accelerated Options	$2,841,075	$2,841,075	$2,841,075	$2,841,075
Executive Officer(2)	Accelerated Restricted Stock	$2,499,000	$2,499,000	$2,499,000	$2,499,000
	Accelerated Performance Shares	$0	$3,570,000	$3,570,000	$0
	Medical	$0	$20,590	$0	$0
	Excise Tax Gross-Up(3)	$0	$2,085,024	$0	$0

	TOTAL	$7,736,229	$14,010,881	$8,910,075	$5,340,075

Donald W. Palette	Salary and Short-Term Incentive(4)	$525,692	$1,051,385	$0	$0
Vice President and	Accelerated Options	$0	$903,350	$903,350	$903,350
Chief Financial Officer	Accelerated Restricted Stock	$0	$436,325	$436,325	$436,325
	Accelerated Performance Shares	$0	$767,550	$767,550	$0
	Medical	$0	$23,219	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$525,692	$3,681,829	$2,107,225	$1,339,675

Gregory L. Waters	Salary and Short-Term Incentive(4)	$606,846	$1,213,692	$0	$0
Executive Vice President	Accelerated Options	$0	$935,000	$935,000	$935,000
and General Manager,	Accelerated Restricted Stock	$0	$436,325	$436,325	$436,325
Front-End Solutions	Accelerated Performance Shares	$0	$856,800	$856,800	$0
	Medical	$0	$23,219	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$606,846	$3,965,037	$2,228,125	$1,371,325

Liam K. Griffin	Salary and Short-Term Incentive(4)	$565,323	$1,130,646	$0	$0
Senior Vice President,	Accelerated Options	$0	$883,175	$883,175	$883,175
Sales and Marketing	Accelerated Restricted Stock	$0	$793,325	$793,325	$793,325
	Accelerated Performance Shares	$0	$1,213,800	$1,213,800	$0
	Medical	$0	$23,219	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$565,323	$4,544,166	$2,890,300	$1,676,500

Bruce J. Freyman	Salary and Short-Term Incentive(4)	$562,123	$1,124,246	$0	$0
Vice President,	Accelerated Options	$0	$735,738	$735,738	$735,738
Worldwide Operations	Accelerated Restricted Stock	$0	$476,000	$476,000	$476,000
	Accelerated Performance Shares	$0	$856,800	$856,800	$0
	Medical	$0	$20,590	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$562,123	$3,713,374	$2,568,538	$1,211,738

(1)	Assumes a price of $11.90 per share, based on the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 2, 2009. Excludes Mr. Aldrich’s contributions to deferred compensation plan as there have been no employer contributions.

(2)	Good reason in change in control circumstances for Mr. Aldrich includes voluntarily terminating employment.

(3)	Other than Mr. Aldrich, the Named Executive Officer’s excise tax gross-up is capped at $500,000.

(4)	Assumes an Incentive Plan payment at the target level, and does not include the value of accrued vacation/paid time off to be paid upon termination as required by law.

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
     In addition, non-employee directors receive the following stock-based compensation: each non-employee director, when first elected to serve as a director, automatically receives a nonqualified stock option to purchase 25,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, and a restricted stock award for 12,500 shares of common stock. In addition, following each annual meeting of stockholders, each non-employee director who is continuing in office or re-elected receives a restricted stock award for 12,500 shares. Unless otherwise determined by the Board of Directors, the nonqualified stock options awarded under the 2008 Director’s Plan will vest in four (4) equal annual installments and the restricted stock awards under the 2008 Director’s Plan will vest in three (3) equal annual installments. In the event of a change of control of the Company, the outstanding options and restricted stock under the 2008 Director’s Plan shall become fully exercisable and deemed fully vested, respectively.
     No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.
     Director Compensation Table
     The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2009.

	Fees Earned
	or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($) (3)	($)(1)(2)	($)(1)(2)	($)
David J. McLachlan, Chairman	$74,500	$42,402	$35,047	$151,949
Timothy R. Furey	$62,000	$42,402	$35,047	$139,449
Kevin L. Beebe	$61,750	$42,402	$35,047	$139,199
David P. McGlade	$58,750	$42,402	$51,147	$152,299
Robert A. Schriesheim	$68,000	$42,402	$58,864	$169,266
Balakrishnan S. Iyer	$57,500	$42,402	$35,047	$134,949
Moiz M. Beguwala	$54,500	$42,402	$35,047	$131,949
Thomas C. Leonard	$50,000	$42,402	$35,047	$127,449

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the year ended October 2, 2009 in accordance with ASC 718 and, accordingly, includes amounts from options granted prior to fiscal year 2009. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company’s financial statements included in the Original Filing. The non-employee members of our board of directors who held such position on October 2, 2009, held the following aggregate number of unexercised options as of such date:

Number of
Securities Underlying
Name	Unexercised Options
David J. McLachlan, Chairman	180,000
Timothy R. Furey	135,000
Kevin L. Beebe	105,000
David P. McGlade	90,000
Robert A. Schriesheim	60,000
Balakrishnan S. Iyer	309,435
Moiz M. Beguwala	216,840
Thomas C. Leonard	150,000
(2)	The following table presents the fair value of each grant of restricted stock in fiscal 2009 to non-employee members of our board of directors, computed in accordance with ASC 718:

		Number	Grant Date
	Grant	of Securities	Fair Value
Name	Date	Awarded	of Shares(4)
David J. McLachlan, Chairman	5/12/09	12,500	$105,875
Timothy R. Furey	5/12/09	12,500	$105,875
Kevin L. Beebe	5/12/09	12,500	$105,875
David P. McGlade	5/12/09	12,500	$105,875
Robert A. Schriesheim	5/12/09	12,500	$105,875
Balakrishnan S. Iyer	5/12/09	12,500	$105,875
Moiz M. Beguwala	5/12/09	12,500	$105,875
Thomas C. Leonard	5/12/09	12,500	$105,875
(3)	Director meeting fees were not prorated for committee assignment changes that became effective May 12, 2009 (i.e., when Mr. Iyer replaced Mr. Beebe as Chairman of the Nominating and Corporate Governance Committee, and Mr. Beguwala replaced Mr. McGlade as a member of the Audit Committee, each director received quarterly fees as if they had held both positions throughout the applicable quarter).

(4)	Based on the fair market value of $8.47 per share of common stock on May 12, 2009.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee of the Board of Directors currently comprises, and during fiscal year 2009 was comprised of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.
COMPENSATION COMMITTEE REPORT
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2010, by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2010; (ii) the Named Executive Officers (as defined herein under the heading “Compensation Tables for Named Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2010, there were 175,342,941 shares of Skyworks common stock issued and outstanding.
     In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2010, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares		Percent
Names and Addresses of Beneficial Owners(1)	Beneficially Owned(2)		of Class
Wellington Management Company, LLP	17,993,820	(3)	10.3%
The Vanguard Group, Inc.	10,682,689	(4)	6.1%
Dimensional Fund Advisors L.P.	10,197,121	(5)	5.8%
Barclays Global Investors, N.A	10,953,178	(6)	6.2%
Fidelity Management and Research Company	8,586,594	(7)	4.9%
David J. Aldrich	2,319,383	(8)	1.3%
Kevin L. Beebe	118,750		(*	)
Moiz M. Beguwala	221,445		(*	)
Bruce J. Freyman	378,129	(8)	(*	)
Timothy R. Furey	148,750		(*	)
Liam K. Griffin	520,120	(8)	(*	)
Balakrishnan S. Iyer	329,267		(*	)
Thomas C. Leonard	195,307		(*	)
David P. McGlade	103,750		(*	)
David J. McLachlan	196,350		(*	)
Donald W. Palette	112,343	(8)	(*	)
Robert A. Schriesheim	66,250		(*	)
Gregory L. Waters	530,717	(8)	(*	)
All current directors and executive officers as a group (15 persons)	5,728,528	(8)	3.2%

*	Less than 1%

(1)	Unless otherwise noted in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801 and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)	Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2010 (the “Current Options”), as follows: Mr. Aldrich — 1,772,754 shares under Current Options; Mr. Beebe — 93,750 shares under Current Options; Mr. Beguwala — 183,090 shares under Current Options; Mr. Freyman — 280,000 shares under Current Options; Mr. Furey — 123,750 shares under Current Options; Mr. Griffin — 374,530 shares under Current Options; Mr. Iyer — 298,185 shares under Current Options; Mr. Leonard — 138,750 shares under Current Options; Mr. McGlade — 78,750 shares under Current Options; Mr. McLachlan — 168,750 shares under Current Options; Mr. Palette — 44,500 shares under Current Options; Mr. Schriesheim — 41,250 shares under Current Options; Mr. Waters — 370,780 shares under Current Options; current directors and executive officers as a group (15 persons) — 4,277,660 shares under Current Options.

(3)	Consists of shares beneficially owned by Wellington Management Company, LLP, which has shared voting control as to 13,823,929 shares and shared dispositive power over all such shares. With respect to the information relating to Wellington Management Company, LLP, the Company has relied on information supplied by Wellington Management Company, LLP on a Schedule 13G filed with the SEC on January 11, 2010. The address and principal business office of Willington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(4)	Consists of shares beneficially owned by The Vanguard Group, Inc., which has sole voting control as to 189,911 shares and sole dispositive power over all such shares. With respect to the information relating to The Vanguard Group, Inc., the Company has relied on information supplied by The Vanguard Group, Inc. on a Schedule 13G filed with the SEC on February 13, 2009. The address and principal business office of the Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(5)	Consists of shares beneficially owned by Dimensional Fund Advisors L.P., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, in its capacity as investment advisor to certain investment companies, trusts and accounts. Dimensional Fund Advisors L.P. has sole voting power with respect to 9,828,608 shares and sole dispositive power over 10,197,121 shares. With respect to the information relating to Dimensional Fund Advisors L.P., the Company has relied on information supplied by Dimensional Fund Advisors L.P. on a Schedule 13G/A filed with the SEC on February 9, 2009. The address of Dimensional Fund Advisors L.P. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(6)	Consists of shares beneficially owned by Barclays Global Investors, NA. and a group of affiliated entities, which reported sole voting and dispositive power as of December 31, 2008, as follows: (i) Barclays Global Investors, N.A., sole voting power as to 3,150,393 shares and sole dispositive power as to 3,667,026 shares; (ii) Barclays Global Fund Advisors, sole voting power as to 5,287,026 shares and sole dispositive power as to 7,173,996 shares; and (iii) Barclays Global Investors, Ltd., sole voting power as to 5,880 shares and sole dispositive power as to 112,156 shares. With respect to the information relating to the affiliated Barclays Global Investors entities, the Company has relied on information supplied by Barclays Global Investors, NA on a Schedule 13G filed with the SEC on February 5, 2009. The address of the principal business office of Barclays Investors Global, NA is 400 Howard Street, San Francisco, California 94105.

(7)	Consists of shares beneficially owned by FMR LLC, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as a result of its sole ownership of Fidelity Management & Research Company (“Fidelity Research”) and indirect ownership of Pyramis Global Advisors Trust Company (“PGATC”). Fidelity Research, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 8,201,904 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. PGATC, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 384,690 shares as a result of its serving as investment manager of institutional accounts owning such shares. Of the shares beneficially owned, FMR LLC. (through its ownership Fidelity Research and PGATC) has sole voting power with respect to 373,680 shares and sole disposition power with respect to 8,586,594 shares. The address of Fidelity Research and Fidelity Trust is 82 Devonshire Street, Boston, Massachusetts 02109. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. With respect to the information relating to the affiliated FMR LLC entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G/A filed with the SEC on September 10, 2009.

(8)	Includes shares held in the Company’s 401(k) Savings and Investment Plan.

     Equity Compensation Plan Information
     The Company currently maintains nine (9) stock-based compensation plans under which our securities are authorized for issuance to our employees and/or directors:
•	the 1994 Non-Qualified Stock Option Plan

•	the 1996 Long-Term Incentive Plan

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the Washington Sub, Inc. 2002 Stock Option Plan

•	the 2005 Long-Term Incentive Plan, and

•	the 2008 Director Long-Term Incentive Plan.
     Except for the 1999 Employee Long-Term Incentive Plan, the Washington Sub, Inc. 2002 Stock Option Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing stock-based compensation plans was approved by our stockholders. A description of the material features of each non-stockholder approved plan is provided below under the headings “1999 Employee Long-Term Incentive Plan,” “Washington Sub, Inc. 2002 Stock Option Plan” and “Non-Qualified Employee Stock Purchase Plan.”
     The following table presents information about these plans as of October 2, 2009.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants,	Options, Warrants	Securities Reflected in
Plan Category	and Rights (a)	and Rights (b)	Column(a)) (c)
Equity compensation plans approved by security holders	6,122,380 (1)	$9.17	14,971,285 (3)
Equity compensation plans not approved by security holders	12,228,500	$11.07	0 (4)

Total	18,350,880 (2)	$10.44	14,971,285

(1)	Excludes 748,979 unvested restricted shares and 3,001,915 unvested shares under performance shares awards.

(2)	Includes 1,642,149 options held by non-employees (excluding non-employee directors).

(3)	No further grants will be made under the 1994 Non-Qualified Stock Option Plan.

(4)	No further grants will be made under the Washington Sub Inc. 2002 Stock Option Plan or the 1999 Employee Long-Term Incentive Plan.
1999 Employee Long-Term Incentive Plan
     The Company’s 1999 Employee Long-Term Incentive Plan (the “1999 Employee Plan”) provided for the grant of non-qualified stock options to purchase shares of the Company’s common stock to employees, other than officers and non-employee directors. The term of these options may not exceed 10 years. The 1999 Employee Plan contains provisions, which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant’s termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment which affects outstanding options be consented to by the holder of the options. As of April 26, 2009, no additional grants were issuable under the 1999 Employee Long-Term Incentive Plan.
Washington Sub, Inc. 2002 Stock Option Plan
     The Washington Sub, Inc. 2002 Stock Option Plan (the “Washington Sub Plan”) became effective on June 25, 2002. At the time of the spin-off of Conexant’s wireless business and merger of such business into Alpha Industries, Inc., outstanding Conexant options granted pursuant to certain Conexant stock-based compensation plans were converted so that following the spin-off and merger each holder of those certain Conexant options held (i) options to purchase shares of Conexant common stock and (ii) options to purchase shares of Skyworks common stock. The purpose of the Washington Sub Plan is to provide a means for the Company to perform its obligations with respect to these converted stock options. The only participants in the Washington Sub Plan are those persons who, at the time of the spin-off and merger, held outstanding options granted pursuant to certain Conexant stock option plans. No further options to purchase shares of Skyworks common stock have been or will be granted under the Washington Sub Plan. The Washington Sub Plan contains a number of sub-plans, which contain terms and conditions that are applicable to certain portions of the options subject to the Washington Sub Plan, depending upon the Conexant stock option plan from which the Skyworks options granted under the Washington Sub Plan were derived. The outstanding options under the Washington Sub Plan generally have the same terms and conditions as the original Conexant options from which they are derived. Most of the sub-plans of the Washington Sub Plan contain provisions related to the effect of a participant’s termination of employment with the Company, if any, and/or with Conexant on options granted pursuant to such sub-plan. Several of the sub-plans under the Washington Sub Plan contain specific provisions related to a change in control of the Company.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation”, since October 4, 2008, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater then $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2009 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2009. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

	Fiscal Year		Fiscal Year
Fee Category	2009	% of Total	2008	% of Total
Audit Fees — Integrated Audit(1)	$1,215,000	97%	$1,356,000	97%
Audit-Related Fees(2)	5,000	0%	—	0%
Tax Fees(3)	33,000	3%	45,000	3%
All Other Fees(4)	2,000	0%	2,000	0%

Total Fees	$1,255,000	100%	$1,403,000	100%

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Fiscal year 2009 and fiscal year 2008 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to registration statement filings for financing activities and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation or review of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $33,000 and $45,000 of the total tax fees for fiscal year 2009 and 2008, respectively. Tax advice and tax planning services relate to assistance with tax audits.

(4)	All other fees for fiscal year 2009 and 2008 consist of licenses for accounting research software.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2009 and fiscal 2008.
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
Date: February 1, 2010

SKYWORKS SOLUTIONS, INC. Registrant
By:	/s/ David J. Aldrich
David J. Aldrich
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.A	Amended and Restated Certificate of
	Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007
between the Registrant and U.S. Bank
	National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term
Compensation Plan dated September 24,
1990; amended March 28, 1991; and as
	further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified
Stock Option Plan for Non-Employee
	Directors	10-K	001-5560	10.C	12/14/2005

10.C*	Skyworks Solutions, Inc. Executive
Compensation Plan dated January 1, 1995
and Trust for the Skyworks Solutions,
Inc. Executive Compensation Plan dated
	January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997
Non-Qualified Stock Option Plan for
	Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term
	Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee
	Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option
	Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified
	Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified
Employee Stock Purchase Plan (as amended
	1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as
of July 15, 2003, by and between Skyworks
	USA, Inc. and Wachovia Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15,
2003, by and between the Company and
	Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as
of July 15, 2003, by and between Skyworks
	USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.N*	Skyworks Solutions, Inc. 2005 Long-Term
Incentive Plan (as amended and restated
	5/12/2009)	DEF 14A	001-5560	APPENDIX	3/30/2009

10.O*	Skyworks Solutions, Inc. Directors’ 2001
	Stock Option Plan	8-K	001-5560	10.2	5/04/2005

10.P*	Form of Notice of Grant of Stock Option
	under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement
under the Company’s 2005 Long-Term
	Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock
Agreement under the Company’s 2005
	Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in
Control/Severance Agreement, dated
January 22, 2008, between the Company and
	David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

10.T*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under
the Company’s 2005 Long-Term Incentive
	Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions In. Cash Compensation
	Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March
2, 2007 between the Registrant and Credit
	Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB*	Form of Performance Share Agreement Under
	the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/06/2008

10.CC*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.DD*	Change in Control/Severance Agreement,
dated January 22, 2008, between the
	Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

10.FF*	Form of Restricted Stock Agreement under
the Company’s 2008 Director Long-Term
	Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG*	Form of Nonstatutory Stock Option
Agreement under the Company’s 2008
	Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH*	Skyworks Solutions, Inc. 2002 Employee
	Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

10.II*	Fiscal 2009 Executive Incentive
	Compensation Plan	10-Q	001-5560	10-II	2/11/2009

10.JJ*	Form of Executive Performance Award
Forfeiture and Replacement Agreement
	Dated June 4, 2009.	10-Q	001-5560	10-QQ	8/11/2009

12	Computation of Ratio of Earnings to Fixed
	Charges	10-K	001-5560	12	11/30/2009

21	Subsidiaries of the Company	10-K	001-5560	21	11/30/2009

23.1	Consent of KPMG LLP	10-K	001-5560	23.1	11/30/2009

31.1	Certification of the Company’s Chief
Executive Officer pursuant to Securities
and Exchange Act Rules 13a-14(a) and
15d-14(a), as adopted pursuant to Section
	302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.1	11/30/2009

31.2	Certification of the Company’s Chief
Financial Officer pursuant to Securities
and Exchange Act Rules 13a-14(a) and
15d-14(a), as adopted pursuant to Section
	302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.2	11/30/2009

31.3	Certification of the Company’s Chief
Executive Officer pursuant to Securities
and Exchange Act Rules 13a- 14(a) and
15d-14(a), as adopted pursuant to Section
	302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of the Company’s Chief
Financial Officer pursuant to Securities
and Exchange Act Rules 13a-14(a) and
15d-14(a), as adopted pursuant to Section
	302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief
Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of
	2002	10-K	001-5560	32.1	11/30/2009

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.2	Certification of the Company’s Chief
Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of
	2002	10-K	001-5560	32.2	11/30/2009

*	Indicates a management contract or compensatory plan or arrangement.