Form 10-Q
period 2010-01-01
SKYWORKS SOLUTIONS INC
filed 2010-02-09
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2010
Common Stock, par value $.25 per share	175,756,438

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 1, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended
	January 1,	January 2,
	2010	2009 (1)
Net revenues	$245,138	$210,228
Cost of goods sold	142,584	126,361

Gross profit	102,554	83,867
Operating expenses:
Research and development	31,789	34,644
Selling, general and administrative	26,731	27,101
Amortization of intangible assets	1,501	1,149

Total operating expenses	60,021	62,894

Operating income	42,533	20,973
Interest expense	(1,569)	(2,456)
(Loss) gain on early retirement of convertible debt	(51)	4,913
Other (Loss) income, net	(111)	1,402

Income before income taxes	40,802	24,832
Provision for income taxes	12,792	1,247

Net income	$28,010	$23,585

Per share information:
Net income, basic	$0.16	$0.14

Net income, diluted	$0.16	$0.14

Number of weighted-average shares used in per share computations, basic	172,717	164,855

Number of weighted-average shares used in per share computations, diluted	179,404	165,188

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	January 1,	October 2,
	2010	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$396,327	$364,221
Restricted cash	6,127	5,863
Receivables, net of allowance for doubtful accounts of $2,986 and $2,845, respectively	119,220	115,034
Inventories	97,940	86,097
Other current assets	16,239	18,912

Total current assets	635,853	590,127
Property, plant and equipment, net	166,035	162,299
Goodwill	482,893	482,893
Intangible assets, net	16,744	18,245
Deferred tax assets	80,856	89,163
Other assets	10,023	9,864

Total assets	$1,392,404	$1,352,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$77,360	$81,865
Accounts payable	76,946	69,098
Accrued compensation and benefits	25,245	29,449
Other current liabilities	17,245	15,831

Total current liabilities	196,796	196,243
Long-term debt, less current maturities	42,023	41,483
Other long-term liabilities	6,689	6,086

Total liabilities	245,508	243,812

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 180,451 shares issued and 175,090 shares outstanding at January 1, 2010 and 177,873 shares issued and 172,815 shares outstanding at October 2, 2009	43,772	43,204
Additional paid-in capital	1,581,420	1,568,416
Treasury stock	(39,773)	(36,307)
Accumulated deficit	(437,143)	(465,154)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholders’ equity	1,146,896	1,108,779

Total liabilities and stockholders’ equity	$1,392,404	$1,352,591

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements at October 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Three-months Ended
	January 1,	January 2,
	2010	2009 (1)
Cash flows from operating activities:
Net income	$28,010	$23,585
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	8,084	6,589
Depreciation	10,870	11,211
Amortization of intangible assets	1,501	1,149
Amortization of deferred financing costs	89	160
Amortization of discount on convertible debt	989	1,394
Contribution of common shares to savings and retirement plans	854	1,232
Deferred income taxes	8,294	44
Loss on disposals of assets	72	1
Provision for recoveries on accounts receivable	141	24
Changes in assets and liabilities:
Receivables	(4,327)	37,815
Inventories	(11,963)	5,363
Other current and long-term assets	2,079	1,402
Accounts payable	7,848	(5,949)
Other current and long-term liabilities	471	(6,285)

Net cash provided by operating activities	53,012	77,735

Cash flows from investing activities:
Capital expenditures	(14,679)	(12,980)
Payments for acquisitions	(1,000)	(1,220)

Net cash used in investing activities	(15,679)	(14,200)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	(4,953)	(34,048)
Reacquisition of equity instruments	(2,621)	(9,253)
Change in restricted cash	(265)	—
Repurchase of common stock	(3,466)	(1,792)
Net proceeds from exercise of stock options	6,078	149

Net cash used in financing activities	(5,227)	(44,944)

Net increase in cash and cash equivalents	32,106	18,591
Cash and cash equivalents at beginning of period	364,221	225,104

Cash and cash equivalents at end of period	$396,327	$243,695

Supplemental cash flow disclosures:
Taxes paid	$213	$225

Interest paid	$92	$425

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three-month period ended January 1, 2010 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 2, 2009 as filed with the SEC.
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
The Company has evaluated subsequent events through February 9, 2010, the date of issuance of the unaudited consolidated financial statements. During this period, the Company did not have any material subsequent events.
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2010 consists of 52 weeks and ends on October 1, 2010. Fiscal 2009 consisted of 52 weeks and ended on October 2, 2009. The first quarters of fiscal 2010 and fiscal 2009 each consisted of 13 weeks and ended on January 1, 2010 and January 2, 2009, respectively.
2. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. At January 1, 2010, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments that provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid, resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million, thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. If in a future period, the Company determines that the impairment is other than temporary, the Company will impair the security to its fair value and charge the loss to earnings. Conversely, if the fair value of the ARS increases in a future period the Company will write up the security to that fair value. The Company holds no other auction rate securities.
3. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
On October 4, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure (“ASC 820”) for financial assets and liabilities measured at fair value. The Company adopted ASC 820-10-55 for non-financial assets and liabilities including intangible assets and reporting units measured at fair value in the first step of a goodwill impairment test on October 3, 2009.
In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted market price for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The marketable securities classified as Level 3 are the ARS.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of January 1, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$388,654	$388,654	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$390,942	$388,654	$—	$2,288

Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. There was no impairment recognized during the three-month period ended January 1, 2010.

4. INVENTORIES
Inventories consist of the following (in thousands):

	January 1,	October 2,
	2010	2009
Raw materials	$7,993	$9,889
Work-in-process	53,971	56,074
Finished goods	27,734	12,950
Finished goods held on consignment by customers	8,242	7,184

Total inventories	$97,940	$86,097

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	January 1,	October 2,
	2010	2009
Land	$9,423	$9,423
Land and leasehold improvements	5,231	5,063
Buildings	40,445	39,992
Furniture and fixtures	24,518	24,450
Machinery and equipment	408,147	393,566
Construction in progress	17,552	19,209

Total property, plant and equipment, gross	505,316	491,703
Accumulated depreciation and amortization	(339,281)	(329,404)

Total property, plant and equipment, net	$166,035	$162,299

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	January 1, 2010			October 2, 2009
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$482,893	$—	$482,893	$482,893	$—	$482,893

Amortized intangible assets
Developed technology	5-10	$13,750	$(9,356)	4,394	$13,750	$(8,899)	$4,851
Customer relationships	5-10	21,510	(13,497)	8,013	21,510	(12,697)	8,813
Patents	2-3	2,417	(1,349)	1,068	2,417	(1,105)	1,312
Other	0.5-3	3,549	(3,549)	—	3,549	(3,549)	—

Amortized intangible assets		41,226	(27,751)	13,475	41,226	(26,250)	14,976
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,495	$(27,751)	$16,744	$44,495	$(26,250)	$18,245

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended
	January 1,	January 2,
	2010	2009
Amortization expense	$1,501	$1,149

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total

Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388
Additions during period	—	—	—	—	—	—

Balance as of January 1, 2010	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.
The Company adjusts its goodwill as required as a result of the realization of certain deferred tax assets. The benefit from the recognition of a portion of these deferred tax assets reduces the carrying value of goodwill instead of reducing income tax expense because of acquisition related tax assets. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. The remaining deferred tax assets that could reduce goodwill in future periods are $0.4 million as of January 1, 2010. There was no adjustment to reduce goodwill during the fiscal quarter ended January 1, 2010.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,002	$5,052	$3,783	$139	$—
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	January 1,	October 2,
	2010	2009
2007 Convertible Notes	$69,383	$73,348
Less-current maturities	27,360	31,865

Total long-term debt	$42,023	$41,483

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”). The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. The conversion price of both the 1.25% Notes and the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date.
Holders may convert the 2007 Convertible Notes at any time on or prior to the close of business on the final maturity date of the applicable tranche. Pursuant to its rights under the Indenture that governs the 2007 Convertible Notes, the Company has exercised its option to settle exclusively any amounts owed to a holder of a 1.25% Note upon conversion of such 1.25% Note in cash. The Company’s election applies to any 1.25% Notes with respect to which the Company receives a notice of conversion from the holder of such note after January 26, 2010. Any holder of a 1.25% Note who chooses to convert such holder’s 1.25% Note after January 26, 2010 will receive cash in order to meet the Company’s conversion obligation. If a holder of a 1.50% Note elects to convert such Notes at maturity, the Company may continue to choose to deliver to the holder either cash, shares of its common stock or a combination of cash and shares of its common stock to settle the conversion. It has been the Company’s historical practice to cash settle the principal component of convertible debt instruments, and it is its intention to continue to do so in the future, including for settlement of the 1.50% Notes.
Holders of both 1.25% Notes and 1.50% Notes may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company.
On October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instrument and requires retrospective application to all periods presented in the financial statements to which it is applicable. ASC 470-20 applies to the Company’s 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability components of the 1.25% and 1.50% Notes to be $84.8 million and $77.3 million, respectively. As of the issuance date, the difference between the fair value of the liability component of each of the 1.25% Notes and the 1.50% Notes and the corresponding aggregate principal amount of such notes, retrospectively, which is equal to the fair value of the equity component of such notes ($15.2 million for the 1.25% Notes and $22.7 million for the 1.50% Notes) was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component of each of the 1.25% Notes and the 1.50% Notes is being amortized over the respective terms of such notes.
During the first quarter of fiscal 2010, the Company redeemed $5.0 million of aggregate principal amount of the 1.25% Notes at an average price of 152.37% of par value. The Company paid a cash premium (cash paid less principal amount) of approximately $2.6 million on the early retirement. After applying ASC 470-20, the Company recorded a loss on the transaction of approximately $51,000 (including commissions and deferred financing).
The following tables provide additional information about the Company’s 2007 Convertible Notes (in thousands):

	January 1,	October 2,
	2010	2009
Carrying amount of the equity component (additional paid-in capital)	$3,866	$6,487
Principal amount of the convertible notes	74,733	79,733
Unamortized discount of the liability component	5,350	6,385
Net carrying amount of the liability component	69,383	73,348
Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$279	$420
Effective interest expense recognized	$989	$1,394
The remaining period over which the unamortized discount will be amortized for the 1.25% Notes is two months. The remaining period over which the unamortized discount will be amortized for the 1.50% Notes is twenty-six months. As of January 1, 2010, the if-converted value of the 2007 Notes exceeds its principal amount for both the notes due on March 1, 2010 and March 1, 2012 by approximately $34.1 million in the aggregate. As of January 1, 2010 and October 2, 2009, the shares underlying the remaining 2007 Convertible Notes were 7.9 million and 8.4 million, respectively.

The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statements of Operations for the three-months ended January 2, 2009 (in thousands):

	Previously
	Reported	As Adjusted	Effect of Change
Interest expense	$(1,139)	$(2,456)	$(1,317)
Gain on early retirement of convertible debt(1)	2,035	4,913	2,878
Net Income	22,024	23,585	1,561

Per share information:
Net income, basic	$0.13	$0.14	$0.01
Net income, diluted	$0.13	$0.14	$0.01

(1)	The previously reported gain on early retirement was net of deferred financing cost write-downs of $0.9 million.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Balance Sheet as of October 2, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Other assets	$10,283	$9,864	$(419)
Deferred tax assets	91,479	89,163	(2,316)
Short-term debt	82,617	81,865	(752)
Long-term debt	47,116	41,483	(5,633)
Additional paid-in capital	1,499,406	1,568,416	69,010
Accumulated deficit	(399,794)	(465,154)	(65,360)
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statement of Cash Flows for the three-months ended January 2, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income	$22,024	$23,585	$1,561
Amortization of deferred financing costs	237	160	(77)
Amortization of discount on convertible debt	—	1,394	1,394
Prepaids and other current assets	1,479	1,402	(77)

Net cash provided by operating activities:	$23,740	$26,541	$2,801

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	$(40,500)	$(34,048)	$6,452
Reacquisition of equity	—	(9,253)	(9,253)

Net cash used in financing activities:	$(40,500)	$(43,301)	$(2,801)

Short-Term Debt
Short-term debt consists of the following (in thousands):

	January 1,	October 2,
	2010	2009
Current maturities of long-term debt	$27,360	$31,865
Facility Agreement	50,000	50,000

Total short-term debt	$77,360	$81,865

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 9, 2009 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of January 1, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
8. INCOME TAXES
The Company recorded tax provisions of $12.8 million and $1.2 million for the three-month periods ended January 1, 2010 and January 2, 2009, respectively. The Company’s effective tax rates were 31.4% and 5.4% for the three-month periods ended January 1, 2010 and January 2, 2009, respectively. For the period ended January 1, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from expected foreign earnings for fiscal year 2010 taxed at rates lower than the federal statutory rate. For the period ended January 2, 2009, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and from foreign earnings taxed at rates lower than the federal statutory rate.
As noted in the Company’s most recent Annual Report on Form 10-K, filed with the SEC on November 30, 2009, as amended on February 1, 2010, no benefit has been recognized for certain acquisition related deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. The Company will evaluate the realization of the acquisition related deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740 – Income Taxes (“ASC 740”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of January 1, 2010, the Company has maintained a valuation allowance of $25.0 million related to certain of its United States deferred tax assets. Deferred tax assets are recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. Management has also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintains a valuation allowance of $1.6 million related to certain of its foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause the Company’s effective income tax rate to vary in future periods. The Company will need to generate $232.1 million of future United States federal taxable income to utilize all of its United States deferred tax assets, consisting of net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of January 1, 2010.
On September 29, 2007, the Company adopted ASC 740-Income Taxes (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The provisions of ASC 740 are applied to all income tax provisions commencing from that date.
During the quarter ended January 1, 2010, there was a change in the Company’s gross unrecognized tax benefits of $0.4 million. Of the total unrecognized tax benefits at January 1, 2010, $6.6 million would impact the effective tax rate, if recognized. There are no positions which the Company anticipates could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is $0.0 million. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of the adoption of ASC 740 are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal year 2002.
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
The Company believes that there is no litigation pending that will have, individually or in the aggregate, a material adverse effect on its business.
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
10. RESTRUCTURING
2009 RESTRUCTURING CHARGES AND OTHER
On January 22, 2009, the Company implemented a restructuring plan to realign its costs given current business conditions.
The Company exited its mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees, which resulted in a reduction to annual operating expenditures of approximately $20 million. The Company recorded various charges associated with this action. In total, the Company recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.

The $16.0 million restructuring charge includes the following: $4.5 million related to severance and employee benefits associated with termination, $5.6 million related to the impairment of certain long-lived assets which were written down to their salvage values, $2.1 million related to the exit of certain operating leases, $2.3 million related to the impairment of technology licenses and design software, and $1.5 million related to other charges.
The Company made cash payments related to the restructuring plan of $0.8 million during the three-month period ended January 1, 2010.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
	Facility	Software Write-offs	Workforce	Asset
	Closings	and Other	Reductions	Impairments	Total
Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)

Restructuring balance, October 2, 2009	1,210	1,586	483	—	3,279
Cash payments	(238)	(285)	(241)	—	(764)

Restructuring balance, January 1, 2010	$972	$1,301	$242	$—	$2,515

The remaining restructuring reserve at January 1, 2010 of $2.5 million is classified as other current liabilities. The Company anticipates the restructuring plan will be substantially completed by the end of fiscal year 2010.
11. SEGMENT INFORMATION
The Company follows ASC 280-Segment Reporting (“ASC 280”). ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Based on the guidance in ASC 280, the Company has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.
12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended January 1, 2010 and January 2, 2009 included share-based compensation expense under ASC 718-Compensation-Stock Compensation (“ASC 718”) of $8.1 million and $6.6 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under ASC 718 for the three-month periods ended January 1, 2010 and January 2, 2009, which were allocated as follows:

	Three -months Ended
	January 1,	January 2,
(In thousands)	2010	2009
Stock options	$3,918	$2,866
Non-vested restricted stock with service and market conditions	658	2,352
Non-vested restricted stock with service conditions	207	293
Performance shares	2,867	650
Employee Stock Purchase Plan	434	428

Total share-based compensation expense	$8,084	$6,589

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at January 1, 2010 and January 2, 2009:

	Three -months Ended
	January 1,	January 2,
	2010	2009

Expected volatility	56.19%	60.90%
Risk free interest rate (7 year contractual life options)	1.85%	2.28%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.23	4.42
13. EARNINGS PER SHARE

	Three-months Ended
	January 1,	January 2,
(In thousands, except per share amounts)	2010	2009 (1)

Net income	$28,010	$23,585

Weighted average shares outstanding — basic	172,717	164,855
Effect of dilutive convertible debt	1,988	—
Effect of dilutive stock options	4,699	333

Weighted average shares outstanding — diluted	179,404	165,188

Net income per share — basic	$0.16	$0.14
Effect of dilutive convertible debt	—	—
Effect of dilutive stock options	—	—

Net income per share — diluted	$0.16	$0.14

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 6.1 million shares and 25.3 million shares were outstanding but not included in the computation of earnings per share for the three-month periods ended January 1, 2010 and January 2, 2009, respectively, as their effect would have been anti-dilutive.
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
The Company retired $5.0 million of aggregate principal amount and $40.5 million of aggregate principal amount of the 2007 Convertible Notes in the first quarters of fiscal 2010 and fiscal 2009, respectively. These shares have not been included in the computation of earnings per share for the three-month period ended January 2, 2009 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes in the first quarter of fiscal 2009 would have been approximately 11.7 million shares.

14. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income are as follows:

	Three-months Ended
	January 1,	January 2,
(In thousands)	2010	2009 (1)

Net Income	$28,010	$23,585
Other comprehensive income (loss):
Unrealized loss on auction rate securities	—	—

Total comprehensive income	$28,010	$23,585

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, under the heading “Risk Factors” and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and not any other person or entity.

RESULTS OF OPERATIONS
THREE-MONTHS ENDED JANUARY 1, 2010 AND JANUARY 2, 2009
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three-month periods ended January 1, 2010 and January 2, 2009:

	Three-months Ended
	January 1,	January 2,
	2010	2009 (1)

Net revenues	100.0%	100.0%
Cost of goods sold	58.2	60.1

Gross profit	41.8	39.9
Operating expenses:
Research and development	13.0	16.5
Selling, general and administrative	10.9	12.9
Amortization of intangible assets	0.6	0.5

Total operating expenses	24.5	29.9

Operating income	17.3	10.0
Interest expense	(0.6)	(1.2)
Gain on early retirement of convertible debt	—	2.3
Other (Loss) income, net	(0.1)	0.7

Income before income taxes	16.6	11.8
Provision for income taxes	5.2	0.6

Net income	11.4%	11.2%

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
GENERAL
During the three-month period ended January 1, 2010, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:
•	We generated net revenue of $245.1 million for the quarter ended January 1, 2010 as compared to net revenue of $210.2 million for the corresponding period in the prior fiscal year, an increase of 16.6%. The revenue growth was principally attributable to share gains in targeted markets, increased demand for mobile internet, energy management and diversified analog applications.
•	We increased gross profit by $18.7 million in the three-month period ended January 1, 2010, as compared to the three-month period ended January 2, 2009 and increased our gross margin to 41.8% from 39.9% for the three-month period ended January 2, 2009. This increase in gross profit in aggregate dollars and as a percentage of revenue is primarily the result of the aforementioned increase in net revenues as well as continued factory process and productivity enhancements, product end-to-end yield improvements and year-over-year material cost reductions.
•	We generated $53.0 million in cash from operations in the three-month period ended January 1, 2010. At January 1, 2010, we had $402.5 million in cash, cash equivalents and restricted cash.
•	In the three-month period ended January 1, 2010, we retired $5.0 million of aggregate principal amount of our 1.25% Notes (See Note 7 of our Unaudited Interim Consolidated Financial Statements for a full description of our 1.25% Notes). This retirement reduced the remaining aggregate principal amount of our 1.25% Notes to $27.4 million. In addition, we generated $32.4 million in cash, cash equivalents and restricted cash during the three-months ended January 1, 2010 which has allowed us to improve our net cash position (cash, cash equivalents and restricted cash less short-term and long-term debt) from $246.7 million at October 2, 2009 to $283.1 million at January 1, 2010.

NET REVENUES

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Net revenues	$245,138	16.6%	$210,228
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
We generated net revenue of $245.1 million for the quarter ended January 1, 2010 as compared to net revenue of $210.2 million for the corresponding period in the prior fiscal year, an increase of 16.6%. The revenue growth was principally attributable to share gain in targeted markets, increased demand for mobile internet, energy management and diversified analog applications.
GROSS PROFIT

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Gross profit	$102,554	22.3%	$83,867
% of net revenues	41.8%		39.9%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
We increased gross profit by $18.7 million in the three-month period ended January 1, 2010, as compared to the three-month period ended January 2, 2009 and increased our gross margin to 41.8% from 39.9% for the three-month period ended January 2, 2009. This increase in gross profit in aggregate dollars and as a percentage of revenue is primarily the result of the aforementioned increase in net revenues as well as continued factory process and productivity enhancements, product end-to-end yield improvements and year-over-year material cost reductions.
RESEARCH AND DEVELOPMENT

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Research and development	$31,789	(8.2)%	$34,644
% of net revenues	13.0%		16.5%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for the three-month period ended January 1, 2010 as compared to the corresponding period in the previous fiscal year was principally attributable to our exit from the mobile transceiver product area on January 22, 2009, which resulted in reduced labor and benefit costs. The decrease in research and development expenses as a percentage of net revenues was also due to the overall increase in net revenues in the three-month period ended January 1, 2010 as compared to the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Selling, general and administrative	$26,731	(1.4)%	$27,101
% of net revenues	10.9%		12.9%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, stock based compensation expense, advertising, marketing and other costs.
Selling, general and administrative expenses decreased in both aggregate dollars and as a percentage of revenue for the three-month period ended January 1, 2010, as compared to the corresponding period in fiscal year 2009, primarily due to reduced professional fees and labor and benefit costs.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Amortization	$1,501	30.6%	$1,149
% of net revenues	0.6%		0.5%
The increase in amortization expense during the three-month period ended January 1, 2010, as compared to the corresponding period of fiscal 2009, was due to an increase in amortization of intangible assets associated with the acquisition of Axiom Microdevices in May 2009.
INTEREST EXPENSE

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009 (1)

Interest expense	$1,569	(36.1)%	$2,456
% of net revenues	0.6%		1.2%

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 1.25% and 1.50% convertible subordinated notes (the “2007 Convertible Notes”) and amortization of discount on the 2007 Convertible Notes.
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenues for the three-month period ended January 1, 2010, when compared to the corresponding period in fiscal 2009, was due to a decline in coupon interest payments and amortization of discount associated with the 2007 Convertible Notes as a result of early retirements and to a lesser extent a reduction in the effective interest rate on our Facility Agreement. See Note 7 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.

(LOSS) GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009 (1)

(Loss) Gain on early retirement of convertible debt	$(51)	(101.0)%	$4,913
% of net revenues	0.0%		2.3%

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
In the three-month period ended January 1, 2010, we retired $5.0 million of aggregate principal amount of our 2007 Convertible Notes due in March 2010. We recorded a net loss of $0.1 million in the first quarter of fiscal 2010 related to the early retirement of these notes. In the three-month period ended January 2, 2009 we retired $40.5 million of aggregate principal amount of our 2007 Convertible Notes due in 2012. We recorded a gain of $4.9 million in the first quarter of fiscal 2009 related to the early retirement of these notes.
OTHER (LOSS) INCOME, NET

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Other (Loss) income, net	$(111)	(107.9)%	$1,402
% of net revenues	0.1%		0.7%
Other income (loss), net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for the three-month period ended January 1, 2010, as compared to the corresponding period in fiscal 2009, is due to an overall decline in interest income on invested cash balances due to lower interest rates in the first fiscal quarter of 2010 and foreign exchange losses incurred in the first quarter of fiscal 2010.
PROVISION FOR INCOME TAXES

	Three-months Ended
	January 1,		January 2,
(dollars in thousands)	2010	Change	2009

Provision for income taxes	$12,792	925.8%	$1,247
% of net revenues	5.2%		0.6%
The provision for income taxes for the three-month periods ended January 1, 2010 and January 2, 2009 consists of approximately $12.5 million and $0.9 million, respectively, of United States income taxes. Of the total United States income tax provision, there were no charges reducing the carrying value of goodwill for the three-month periods ended January 1, 2010 and January 2, 2009.
The provision for the three-month periods ended January 1, 2010 and January 2, 2009 consists of approximately $0.3 million and $0.3 million, respectively, of foreign income taxes.
In accordance with ASC 740 — Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of January 1, 2010, we have maintained a valuation allowance of $25.0 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. We have also previously determined that it is more likely than not that a portion of our foreign income tax benefits will not be realized and maintain a valuation allowance of $1.6 million related to our foreign deferred tax assets.

Realization of benefits from our deferred tax asset (principally state research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.
We will continue to evaluate our valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $232.1 million of future United States federal taxable income to utilize all of our United States deferred tax assets, consisting of net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of January 1, 2010.
As noted in our Annual Report on Form 10-K, filed with the SEC on November 30, 2009, as amended on February 1, 2010, no benefit has been recognized for certain acquisition related deferred tax assets. The benefit from the recognition of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. We will evaluate the realization of the acquisition related deferred tax assets on a quarterly basis and adjust the provision for income taxes accordingly. As a result, the effective tax rate may vary in subsequent quarters.
We adopted ASC 740- Income Taxes (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), as of the beginning of fiscal year 2008. During the quarter ended January 1, 2010, there was a change in our gross unrecognized tax benefits of $0.4 million. Of the total unrecognized tax benefits at January 1, 2010, $6.6 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to our unrecognized tax benefits is $0.0 million. Our policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
Our major tax jurisdictions as of the adoption of ASC 740 are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statute of limitations is closed on years before fiscal 2005, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal year 2002.
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Three-months Ended
	January 1,	January 2,
(dollars in thousands)	2010	2009 (1)
Cash and cash equivalents at beginning of period	$364,221	$225,104
Net cash provided by operating activities	53,012	77,735
Net cash used in investing activities	(15,679)	(14,200)
Net cash used in financing activities	(5,227)	(44,944)

Cash and cash equivalents at end of period	$396,327	$243,695

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three-months ended January 2, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
Based on our results of operations for the first quarter of fiscal year 2010, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances increased $32.1 million to $396.3 million at January 1, 2010 from $364.2 million at October 2, 2009. This increase was due to $53.0 million in cash that we generated from operations during the three-month period ended January 1, 2010, which was offset by the retirement of $5.0 million of aggregate principal amount of the 2007 Convertible Notes, reacquisition of equity instruments of $2.6 million (relating to the aforementioned adoption of ASC 470-20), capital expenditures of $14.7 million and $3.5 million in repurchases of common stock (relating to the vesting of restricted stock). The number of days sales outstanding for the three-month period ended January 1, 2010 decreased to 44 from 47 for the corresponding period in fiscal 2009.
During the three-month period ended January 1, 2010, we generated net income of $28.0 million. We experienced a decrease in other assets of $2.1 million, and an increase in accounts payable and other accrued liabilities of $7.8 million and $0.5 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, deferred income taxes, and share-based compensation expense) totaling $30.7 million. This was offset by an increase in accounts receivable and inventories of $4.3 million and $12.0 million, respectively.
Cash used in investing activities for the three-month period ended January 1, 2010 consisted of investments in capital equipment of $14.7 million primarily to expand fabrication and assembly and test capacity. We also paid an additional $1.0 million for an earn out provision related to our acquisition of Axiom Microdevices. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the three-month period ended January 1, 2010 consisted of the retirement of $5.0 million of aggregate principal amount of our 2007 Convertible Notes, the $2.6 million reacquisition of the equity component on our 2007 Convertible Notes as a result of such early retirements (pursuant to the adoption of ASC 470-20) and the repurchase of common stock of $3.5 million (related to tax withholding on vesting of restricted stock), offset by cash provided by stock option exercises of $6.1 million.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits/certificates of deposit. At January 1, 2010, we also held a $3.2 million aggregate principal amount auction rate security which historically has provided liquidity through a Dutch auction process. Disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the security matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in Other Comprehensive Income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If, in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2009, and as of January 1, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 2, 2009 has not materially changed since we filed that report, with the exception that we retired $5.0 million of our 1.25% Notes. This retirement reduced the remaining aggregate principal balance on our 1.25% Notes to $27.4 million as of January 1, 2010. Our short-term and long-term borrowing arrangements are more fully described in Note 7 of Notes to Unaudited Interim Consolidated Financial Statements in this Form 10-Q.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASC 805
In December 2007, the FASB issued amendments to ASC 805-Business Combinations (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The amendments to ASC 805 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of ASC 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated ASC 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The Company expects ASC 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the October 3, 2009 effective date, which are not yet known at this time.
ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition (“ASC 605”) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence (“VSOE”) or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, investment, market and interest rate risks as described below.
Investment, Market and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of January 1, 2010 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$396.3
Restricted cash (time deposits and certificates of deposit)	6.1
Available for sale securities (auction rate securities)	2.3

Total	$404.7

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
Our short-term debt consists of borrowings under our credit facility with Wachovia Bank, N.A. of $50.0 million. Interest related to our borrowings under our credit facility with Wachovia Bank, N.A. is at LIBOR plus 0.75% and was approximately 0.96% at January 1, 2010. Consequently, given current market conditions we do not have significant cash flow exposure on this short-term debt or interest rate risk.
Our long-term debt at January 1, 2010 consists of $69.4 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”), of which $27.4 million are classified in short-term debt as current maturities. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes issued in March 2007. These shares have been included in the computation of earnings per share for the fiscal year ended January 1, 2010.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. The Company incurred unrealized foreign exchange gains/(losses) of $(0.2) million and $0.8 million for the three-month periods ended January 1, 2010 and January 2, 2009, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of January 1, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended January 1, 2010 that have materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended January 1, 2010:

					Maximum Number (or
					Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
10/03/09 — 10/30/09	1,420	(1)	$12.06	N/A(2)	N/A(2)
10/31/09 — 11/27/09	296,917	(1)	$11.41	N/A(2)	N/A(2)
11/28/09 — 01/01/10	4,543	(1)	$13.46	N/A(2)	N/A(2)

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.

Item 6. Exhibits

Number	Description
10.II*	Fiscal 2010 Executive Incentive Compensation Plan

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: February 9, 2010	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description
10.II	Fiscal 2010 Executive Incentive Compensation Plan

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002