Form 10-Q
period 2010-04-02
SKYWORKS SOLUTIONS INC
filed 2010-05-11
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, par value $.25 per share	176,793,291

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2010

PAGE NO.
PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS — THREE AND SIX- MONTHS ENDED APRIL 2, 2010 (UNAUDITED) AND APRIL 3, 2009 (UNAUDITED)	3

CONSOLIDATED BALANCE SHEETS — APRIL 2, 2010 (UNAUDITED) AND OCTOBER 2, 2009 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS — SIX-MONTHS ENDED APRIL 2, 2010 (UNAUDITED) AND APRIL 3, 2009 (UNAUDITED)	5

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4: CONTROLS AND PROCEDURES	24

PART II OTHER INFORMATION	25

ITEM 1A: RISK FACTORS	25

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 6: EXHIBITS	25

SIGNATURES	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009(1)	2010	2009(1)
Net revenues	$238,058	$172,990	$483,196	$383,218
Cost of goods sold	138,204	108,115	280,788	234,476

Gross profit	99,854	64,875	202,408	148,742
Operating expenses:
Research and development	32,060	28,596	63,849	63,240
Selling, general and administrative	27,982	22,794	54,713	49,895
Amortization of intangible assets	1,500	1,246	3,001	2,395
Restructuring and other charges	—	15,982	—	15,982

Total operating expenses	61,542	68,618	121,563	131,512

Operating income (loss)	38,312	(3,743)	80,845	17,230
Interest expense	(1,183)	(1,897)	(2,752)	(4,353)
(Loss) gain on early retirement of convertible debt	(73)	—	(124)	4,913
Other (loss) income, net	(208)	(13)	(319)	1,389

Income (loss) before income taxes	36,848	(5,653)	77,650	19,179
Provision for income taxes	9,104	25	21,896	1,272

Net income (loss)	$27,744	$(5,678)	$55,754	$17,907

Per share information:
Net income (loss), basic	$0.16	$(0.03)	$0.32	$0.11

Net income (loss), diluted	$0.15	$(0.03)	$0.31	$0.11

Number of weighted-average shares used in per share computations, basic	174,449	165,997	173,583	165,426

Number of weighted-average shares used in per share computations, diluted	182,924	165,997	181,164	165,981

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	April 2,	October 2,
	2010	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$405,410	$364,221
Restricted cash	6,127	5,863
Receivables, net of allowance for doubtful accounts of $3,105 and $2,845, respectively	107,669	115,034
Inventories	104,421	86,097
Prepaids and other current assets	20,391	18,912

Total current assets	644,018	590,127
Property, plant and equipment, net	174,213	162,299
Goodwill	484,893	482,893
Intangible assets, net	15,244	18,245
Deferred tax assets	76,712	89,163
Other assets	8,389	9,864

Total assets	$1,403,469	$1,352,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$81,865
Accounts payable	76,597	69,098
Accrued compensation and benefits	29,108	29,449
Other current liabilities	14,508	15,831

Total current liabilities	170,213	196,243
Long-term debt, less current maturities	42,573	41,483
Other long-term liabilities	7,637	6,086

Total liabilities	220,423	243,812

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 181,980 shares issued and 176,613 shares outstanding at April 2, 2010 and 177,873 shares issued and 172,815 shares outstanding at October 2, 2009	44,153	43,204
Additional paid-in capital	1,589,554	1,568,416
Treasury stock	(39,881)	(36,307)
Accumulated deficit	(409,400)	(465,154)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholders’ equity	1,183,046	1,108,779

Total liabilities and stockholders’ equity	$1,403,469	$1,352,591

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	April 2,	April 3,
	2010	2009 (1)
Cash flows from operating activities:
Net income	$55,754	$17,907
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	16,804	10,853
Depreciation	22,250	22,815
Amortization of intangible assets	3,001	2,395
Amortization of deferred financing costs	134	292
Amortization of discount on convertible debt	1,702	2,560
Contribution of common shares to savings and retirement plans	5,600	4,430
Non-cash restructuring expense	—	955
Deferred income taxes	12,430	1,239
Loss on disposals of assets	96	47
Inventory write-downs	—	3,458
Asset impairments	—	5,616
Provision for recoveries on accounts receivable	260	584
Changes in assets and liabilities:
Receivables	7,105	33,996
Inventories	(18,366)	8,369
Other current and long-term assets	(2,118)	(1,577)
Accounts payable	7,499	(10,429)
Other current and long-term liabilities	1,026	(3,836)

Net cash provided by operating activities	113,177	99,674

Cash flows from investing activities:
Capital expenditures	(34,260)	(18,694)
Payments for acquisitions	(1,000)	(1,220)

Net cash used in investing activities	(35,260)	(19,914)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	(32,477)	(34,125)
Reacquisition of equity instruments	(15,148)	(9,253)
Change in restricted cash	(265)	—
Repurchase of common stock	(3,574)	(1,850)
Net proceeds from exercise of stock options	14,736	2,315

Net cash used in financing activities	(36,728)	(42,913)

Net increase in cash and cash equivalents	41,189	36,847
Cash and cash equivalents at beginning of period	364,221	225,104

Cash and cash equivalents at end of period	$405,410	$261,951

Supplemental cash flow disclosures:
Taxes paid	$11,518	$510

Interest paid	$669	$1,225

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six-month periods ended April 2, 2010 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 2, 2009 as filed with the SEC.
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
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2010 consists of 52 weeks and ends on October 1, 2010. Fiscal 2009 consisted of 52 weeks and ended on October 2, 2009. The second quarters of fiscal 2010 and fiscal 2009 each consisted of 13 weeks and ended on April 2, 2010 and April 3, 2009, respectively.
2. MARKETABLE SECURITIES
The Company accounts for its investment in debt and equity securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. At April 2, 2010, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments that provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid, resulting in failed auctions.
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
The Company has cash equivalents classified as Level 1 and has no Level 2 assets. The Company’s ARS discussed in Note 2, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the three and six-month periods ended April 2, 2010. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the three and six-month periods ended April 2, 2010.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of April 2, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$391,780	$391,780	$—	$—
Auction rate security	2,288	—	—	2,288

Total	$394,068	$391,780	$—	$2,288

Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value at the date of acquisition and when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. There was no impairment recognized during the three or six-month periods ended April 2, 2010.

4. INVENTORIES
Inventories consist of the following (in thousands):

	April 2,	October 2,
	2010	2009

Raw materials	$9,193	$9,889
Work-in-process	60,851	56,074
Finished goods	24,062	12,950
Finished goods held on consignment by customers	10,315	7,184

Total inventories	$104,421	$86,097

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	April 2,	October 2,
	2010	2009

Land	$9,423	$9,423
Land and leasehold improvements	5,316	5,063
Buildings	40,104	39,992
Furniture and fixtures	24,711	24,450
Machinery and equipment	427,994	393,566
Construction in progress	17,155	19,209

Total property, plant and equipment, gross	524,703	491,703
Accumulated depreciation and amortization	(350,490)	(329,404)

Total property, plant and equipment, net	$174,213	$162,299

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	April 2, 2010			October 2, 2009
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$484,893	$—	$484,893	$482,893	$—	$482,893

Amortized intangible assets:
Developed technology	5-10	$13,750	$(9,813)	3,937	$13,750	$(8,899)	$4,851
Customer relationships	5-10	21,510	(14,296)	7,214	21,510	(12,697)	8,813
Patents	3	2,417	(1,593)	824	2,417	(1,105)	1,312
Other	0.5-3	3,549	(3,549)	—	3,549	(3,549)	—

Amortized intangible assets		41,226	(29,251)	11,975	41,226	(26,250)	14,976
Unamortized intangible assets: Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,495	$(29,251)	$15,244	$44,495	$(26,250)	$18,245

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Six-months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Amortization expense	$1,500	$1,246	$3,001	$2,395

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total

Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388
Additions during period	2,000	—	—	—	—	2,000

Balance as of April 2, 2010	$484,893	$13,750	$21,510	$5,966	$3,269	$529,388

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,002	$5,052	$3,783	$139	$—
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 2,	October 2,
	2010	2009
2007 Convertible Notes	$42,573	$73,348
Less-current maturities	—	31,865

Total long-term debt	$42,573	$41,483

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”). The Company cash settled the remaining principal balance on the 1.25% Notes ($27.6 million) during the quarter ended April 2, 2010. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders of the 1.50% Notes may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company.
On October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instrument and requires retrospective application to all periods presented in the financial statements to which it is applicable. ASC 470-20 applies to the Company’s 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability components of the 1.50% Notes to be $77.3 million. As of the issuance date, the difference between the fair value of the liability component of the 1.50% Notes and the corresponding aggregate principal amount of such notes which is equal to the fair value of the equity component of such notes ($22.7 million for the 1.50% Notes), was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component of the 1.50% Notes is being amortized over the respective terms of such notes.

During the six-month period ended April 2, 2010, the Company redeemed in full the aggregate principal amount of $32.6 million of the 1.25% Notes at a cash premium of $15.1 million. After applying ASC 470-20, the Company recorded a loss on the transactions of approximately $0.1 million (including commissions and deferred financing).
The following tables provide additional information about the Company’s 2007 Convertible Notes (in thousands):

	April 2,	October 2,
	2010	2009
Carrying amount of the equity component of the convertible notes outstanding	$8,471	$6,487
Principal amount of the convertible notes	47,116	79,733
Unamortized discount of the liability component	4,543	6,385
Net carrying amount of the liability component	42,573	73,348

	Six-months Ended
	April 2,	April 3,
	2010	2009

Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$513	$753
Effective interest expense recognized	$1,702	$2,560
The remaining period over which the unamortized discount will be amortized for the 1.50% Notes is twenty-three months. As of April 2, 2010, the if-converted value of the 2007 Convertible Notes exceeds its principal amount for the notes due on March 1, 2012 by approximately $29.5 million in the aggregate. As of April 2, 2010 and October 2, 2009, the shares underlying the remaining 2007 Convertible Notes were 4.9 million and 8.4 million, respectively.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statements of Operations for the three and six-month periods ended April 3, 2009 (in thousands):

	Three-months Ended			Six-months Ended
	April 3, 2009			April 3, 2009
	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change

Interest expense	$(808)	$(1,897)	$(1,089)	$(1,947)	$(4,353)	$(2,406)
Gain on early retirement of convertible debt(1)	—	—	—	2,035	4,913	2,878
Net income	(4,589)	(5,678)	(1,089)	17,435	17,907	472

Per share information:
Net income (loss), basic	$(0.03)	$(0.03)	$0.00	$0.11	$0.11	$0.00
Net income (loss), diluted	$(0.03)	$(0.03)	$0.00	$0.11	$0.11	$0.00

(1)	The previously reported gain on early retirement was net of deferred financing cost write-downs of $0.9 million.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Balance Sheet as of October 2, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change

Other assets	$10,283	$9,864	$(419)
Deferred tax assets	91,479	89,163	(2,316)
Short-term debt	82,617	81,865	(752)
Long-term debt	47,116	41,483	(5,633)
Additional paid-in capital	1,499,406	1,568,416	69,010
Accumulated deficit	(399,794)	(465,154)	(65,360)

The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statement of Cash Flows for the six-months ended April 3, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change

Cash flows from operating activities:
Net income	$17,435	$17,907	$472
Amortization of deferred financing costs	446	292	(154)
Amortization of discount on convertible debt	—	2,560	2,560

Net cash provided by operating activities:	$17,881	$20,759	$2,878

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	$(40,500)	$(34,125)	$6,375
Reacquisition of equity	—	(9,253)	(9,253)

Net cash used in financing activities:	$(40,500)	$(43,378)	$(2,878)

Short-Term Debt
Short-term debt consists of the following (in thousands):

	April 2,	October 2,
	2010	2009

Current maturities of long-term debt	$—	$31,865
Facility Agreement	50,000	50,000

Total short-term debt	$50,000	$81,865

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 9, 2009 for a one year term. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of April 2, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
8. INCOME TAXES
The Company recorded tax provisions of $9.1 million and $21.9 million for the three and six-month periods ended April 2, 2010, and $0.0 million and $1.3 million for the three and six-month periods ended April 3, 2009, respectively. The Company’s effective tax rates were 24.7% and 28.2% for the three and six-month periods ended April 2, 2010, and 0.4% and 6.6% for the three and six-month periods ended April 3, 2009, respectively. For the three and six-month periods ended April 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from expected foreign earnings for fiscal year 2010 taxed at rates lower than the federal statutory rate and the change in assessment as to reinvestment of earnings to United States deferred taxes related to the transfer of assets to an affiliated foreign company. For the three and six-month periods ended April 3, 2009, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and from foreign earnings taxed at rates lower than the federal statutory rate.
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

The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740 — Income Taxes (formerly referenced as Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109) (“ASC 740”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of April 2, 2010, the Company has maintained a valuation allowance of $25.0 million related to certain of its United States deferred tax assets. Deferred tax assets are also recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. Management has also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintains a valuation allowance of $1.6 million related to certain of its foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause the Company’s effective income tax rate to vary in future periods. The Company will need to generate $202.4 million of future United States federal taxable income to utilize all of its United States deferred tax assets, consisting of net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of April 2, 2010.
On September 29, 2007, the Company adopted ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The provisions of ASC 740 are applied to all income tax provisions commencing from that date.
During the quarter ended April 2, 2010, there was a change in the Company’s gross unrecognized tax benefits of $0.9 million. Of the total unrecognized tax benefits at April 2, 2010, $7.5 million would impact the effective tax rate, if recognized. There are no positions which the Company anticipates could change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is not significant. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
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
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations. From time to time the Company is also involved in legal proceedings in the ordinary course of business.
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
The $16.0 million restructuring charge includes the following charges: severance and employee benefits associated with termination, impairment of certain long-lived assets which were written down to their salvage values, the exit of certain operating leases, the impairment of technology licenses and design software, and other charges.
The Company made cash payments related to the restructuring plan of $0.3 million and $1.1 million during the three and six-month periods ended April 2, 2010, respectively.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
	Facility	Software Write-	Workforce	Asset
	Closings	offs and Other	Reductions	Impairments	Total

Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)

Restructuring balance, October 2, 2009	1,210	1,586	483	—	3,279
Cash payments	(452)	(372)	(231)	—	(1,055)

Restructuring balance, April 2, 2010	$758	$1,214	$252	$—	$2,224

The remaining restructuring reserve at April 2, 2010 of $2.2 million is classified as other current liabilities. The Company anticipates the restructuring plan will be substantially completed by the end of fiscal year 2010.
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
12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended April 2, 2010 and April 3, 2009 included share-based compensation expense under ASC 718-Compensation-Stock Compensation (“ASC 718”) of $8.7 million and $4.3 million, respectively. Net income for the six-month periods ended April 2, 2010 and April 3, 2009 included share-based compensation expense under ASC 718 of $16.8 million and $10.8 million, respectively.
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under ASC 718 for the three and six-month periods ended April 2, 2010 and April 3, 2009, which were allocated as follows:

	Three-months Ended		Six-months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands)	2010	2009	2010	2009

Stock options	$4,260	$2,544	$8,178	$5,410
Non-vested restricted stock with service and market conditions	31	293	689	2,645
Non-vested restricted stock with service conditions	206	237	413	530
Performance shares	3,777	801	6,644	1,451
Employee Stock Purchase Plan	446	389	880	817

Total share-based compensation expense	$8,720	$4,264	$16,804	$10,853

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at April 2, 2010 and April 3, 2009:

	As of
	April 2,	April 3,
	2010	2009

Expected volatility	56.19%	60.90%
Risk free interest rate (7 year contractual life options)	2.02%	2.17%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.23	4.42
13. EARNINGS PER SHARE

	Three-months Ended		Six-months Ended
	April 2,	April 3,	April 2,	April 3,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net income (loss)	$27,744	$(5,678)	$55,754	$17,907

Weighted average shares outstanding — basic	174,449	165,997	173,583	165,426
Effect of dilutive convertible debt	2,169	—	2,079	—
Effect of dilutive stock options	6,306	—	5,502	555

Weighted average shares outstanding — diluted	182,924	165,997	181,164	165,981

Net income (loss) per share — basic	$0.16	$(0.03)	$0.32	$0.11
Effect of dilutive convertible debt	—	—	—	—
Effect of dilutive stock options	(0.01)	—	(0.01)	—

Net income (loss) per share — diluted	$0.15	$(0.03)	$0.31	$0.11

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 5.8 million shares and 5.9 million shares were outstanding but not included in the computation of earnings per share for the three and six-month periods ended April 2, 2010, respectively, as their effect would have been anti-dilutive.
Equity based awards exercisable for approximately 22.0 million shares and 23.3 million shares were outstanding but not included in the computation of earnings per share for the three and six-month periods ended April 3, 2009, respectively, as their effect would have been anti-dilutive.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future.
The Company retired $27.6 million and $32.6 million of aggregate principal amount of the 2007 Convertible Notes in the three and six-month periods ended April 2, 2010, respectively. The Company retired $0.0 million and $40.5 million of aggregate principal amount of the 2007 Convertible Notes in the three and six-month periods ended April 3, 2009, respectively. These shares have not been included in the computation of earnings per share for the three and six-month periods ended April 3, 2009 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would have been approximately 10.2 million shares and 10.9 million shares for the three and six-month periods ended April 3, 2009, respectively.
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

RESULTS OF OPERATIONS
THREE AND SIX-MONTHS ENDED APRIL 2, 2010 AND APRIL 3, 2009
The following table sets forth the results of our operations expressed as a percentage of net revenues for the three and six-month periods ended April 2, 2010 and April 3, 2009:

	Three-months Ended		Six-months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009 (1)	2010	2009 (1)

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1	62.5	58.1	61.2

Gross profit	41.9	37.5	41.9	38.8
Operating expenses:
Research and development	13.5	16.5	13.2	16.5
Selling, general and administrative	11.8	13.2	11.3	13.0
Amortization of intangible assets	0.6	0.7	0.6	0.6
Restructuring and other charges	—	9.2	—	4.2

Total operating expenses	25.9	39.6	25.1	34.3

Operating income (loss)	16.0	(2.1)	16.8	4.5
Interest expense	(0.5)	(1.1)	(0.6)	(1.1)
Gain on early retirement of convertible debt	—	—	—	1.3
Other (loss) income, net	(0.1)	—	(0.1)	0.4

Income (loss) before income taxes	15.4	(3.2)	16.1	5.1
Provision for income taxes	3.8	—	4.5	0.3

Net income (loss)	11.6%	(3.2)%	11.6%	4.8%

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three and six-months ended April 3, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
GENERAL
During the six-month period ended April 2, 2010, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:
▪	We generated net revenue of $238.1 million for the three-month period ended April 2, 2010 compared to $173.0 million in the corresponding period in fiscal 2009. We also generated $483.2 million of net revenue for the six-month period ended April 2, 2010, as compared to net revenue of $383.2 million for the corresponding period in the prior fiscal year. This growth represents an increase of 37.6% and 26.1% for the three and six-month periods, respectively. The revenue growth was principally attributable to market share gains in targeted markets, increased overall demand for mobile internet, energy management and diversified analog applications.

▪	We increased gross profit by $35.0 million in the three-month period ended April 2, 2010, as compared to the three-month period ended April 3, 2009 and increased gross profit by $53.7 million for the six-month period in fiscal 2010 as compared to the same period in fiscal 2009. This translated into a gross profit margin increase to 41.9% from 37.5% for the comparative three-month period and an increase to 41.9% from 38.8% for the comparative six-month period. This increase in gross profit in aggregate dollars and as a percentage of revenue is primarily the result of the aforementioned increase in net revenues as well as continued factory process and productivity enhancements, product end-to-end yield improvements and year-over-year material cost reductions.

▪	In the six-month period ended April 2, 2010, we retired the entire remaining principal balance in cash of our 1.25% Notes (See Note 7 of our Unaudited Interim Consolidated Financial Statements for a full description of our 1.25% Notes). Furthermore, we generated $41.2 million in cash and cash equivalents during the six-month period ended April 2, 2010 despite paying $47.7 million in principal and conversion premiums to settle the 1.25% Notes. In addition, we invested $34.3 million in capital equipment. This resulted in ending cash, cash equivalent and restricted cash balances of $411.5 million at April 2, 2010 and has allowed us to improve our net cash position (cash, cash equivalents and restricted cash less short-term and long-term debt) from $246.7 million at October 2, 2009 to $319.0 million at April 2, 2010.

▪	We generated $113.2 million in cash from operations in the six-month period ended April 2, 2010 as compared to cash from operations of $99.7 million in the corresponding period in fiscal 2009.
NET REVENUES

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Net revenues	$238,058	37.6%	$172,990	$483,196	26.1%	$383,218
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
We generated net revenue of $238.1 million for the three-month period ended April 2, 2010 compared to $173.0 million in the corresponding period in fiscal 2009. We also generated $483.2 million of net revenue for the six-month period ended April 2, 2010, as compared to net revenue of $383.2 million for the corresponding period in the prior fiscal year. This growth represents an increase of 37.6% and 26.1% for the three-month and six-month periods, respectively. The revenue growth for both the three and six-month periods ended April 2, 2010 was principally attributable to market share gain in targeted markets, increased overall demand for mobile internet, energy management and diversified analog applications.
GROSS PROFIT

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Gross profit	$99,854	53.9%	$64,875	$202,408	36.1%	$148,742
% of net revenues	41.9%		37.5%	41.9%		38.8%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
We increased gross profit by $35.0 million in the three-month period ended April 2, 2010, as compared to the three-month period ended April 3, 2009 and increased gross profit by $53.7 million for the six-month period in fiscal 2010 as compared to the same period in fiscal 2009. This translated into a gross profit margin increase to 41.9% from 37.5% for the comparative three-month period and an increase to 41.9% from 38.8% for the comparative six-month period. This increase in gross profit in aggregate dollars and as a percentage of revenue is primarily the result of the aforementioned increase in net revenues as well as continued factory process and productivity enhancements, product end-to-end yield improvements and year-over-year material cost reductions. During the three and six-month periods ended April 2, 2010 and the corresponding periods in fiscal year 2009, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Research and development	$32,060	12.1%	$28,596	$63,849	1.0%	$63,240
% of net revenues	13.5%		16.5%	13.2%		16.5%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
Research and development expenses in aggregate dollars increased by 12.1% or $3.5 million for the three-month period ended April 2, 2010, as compared to the corresponding period in the previous fiscal year primarily as the result of increased labor and other compensation expenses and variable and fixed material and supply costs. Research and development expenses for the six-month period ended April 2, 2010 was relatively unchanged from the corresponding period in fiscal 2009. The decreases in research and development costs as a percentage of revenues for both the three and six-month periods ended April 2, 2010, as compared to the corresponding periods in fiscal 2009 are directly a result of the aforementioned increase in net revenues.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Selling, general and administrative	$27,982	22.8%	$22,794	$54,713	9.7%	$49,895
% of net revenues	11.8%		13.2%	11.3%		13.0%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, equity based compensation expense, advertising, marketing and other costs.
Selling, general and administrative expenses increased in aggregate dollars for the three and six-month periods ended April 2, 2010 primarily due to an increase in labor costs, management incentives and sales commissions which was offset by a decline in legal expenditures. Selling, general and administrative expenses decreased as a percentage of revenue for the three and six-month periods ended April 2, 2010, as compared to the corresponding period in fiscal year 2009, primarily due to the aforementioned increase in net revenues.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Amortization	$1,500	20.4%	$1,246	$3,001	25.3%	$2,395
% of net revenues	0.6%		0.7%	0.6%		0.6%
The increase in amortization expense during the three and six-month periods ended April 2, 2010, as compared to the corresponding periods of fiscal 2009, was due to an increase in amortization of intangible assets associated with an acquisition in May 2009. Amortization expenses as a percentage of revenues was relatively unchanged during the comparative periods.

RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Restructuring and other charges	$—	(100.0)%	$15,982	$—	(100.0)%	$15,982
% of net revenues	0.0%		9.2%	0.0%		4.2%
On January 22, 2009, we implemented a restructuring plan to realign our costs given current business conditions. We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees which resulted in a reduction to annual operating expenditures of $19.4 million. We recorded various charges associated with this action. In total, we recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $16.0 million charge includes the following charges: severance and benefits, impairment of certain long-lived assets which were written down to their salvage values, the exit of certain operating leases, the impairment of technology licenses and design software and other charges.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Unaudited Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Interest expense	$1,183	(37.6)%	$1,897	$2,752	(36.8)%	$4,353
% of net revenues	0.5%		1.1%	0.6%		1.1%
Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wachovia Bank, N.A. (“Facility Agreement”), the Company’s 1.25% Notes and the 1.50% Notes (collectively, the “2007 Convertible Notes”) and amortization of discount on the 2007 Convertible Notes.
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenues for the three and six-month periods ended April 2, 2010, as compared to the corresponding periods in fiscal 2009, was due to a decline in coupon interest payments and amortization of discount associated with the 2007 Convertible Notes as a result of the retirements and conversion of our 1.25% Notes. During the six month period ended April 2, 2010, we retired and settled $32.6 million of aggregate principal balances. See Note 7 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
(LOSS) GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

(Loss) gain on early retirement of convertible debt	$(73)	(100.0)%	$—	$(124)	(102.5)%	$4,913
% of net revenues	0.0%		0.0%	0.0%		1.3%
In the three and six-month periods ended April 2, 2010, we retired and settled $27.6 million and $32.6 million of aggregate principal amount of the 2007 Convertible Notes due in March 2010. We recorded a net loss of $0.1 million during the three and six-month periods ended April 2, 2010, respectively, related to the early retirement of these notes. In the three and six-month periods ended April 3, 2009 we retired $0.0 million and $40.5 million of aggregate principal amount of our 2007 Convertible Notes due in 2012. We recorded a gain of $4.9 million in the first quarter of fiscal 2009 related to the early retirement of these notes.
OTHER (LOSS) INCOME, NET

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Other (loss) income, net	$(208)	(1,500.0)%	$(13)	$(319)	(123.0)%	$1,389
% of net revenues	0.1%		0.0%	0.1%		0.4%
Other (loss) income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in aggregate dollars for the three and six-month periods ended April 2, 2010, as compared to the corresponding period in fiscal 2009, is due to an overall decline in interest income on invested cash balances due to lower interest rates in the first and second fiscal quarters of 2010 and foreign exchange losses incurred in the first quarter of fiscal 2010.
PROVISION FOR INCOME TAXES

	Three-months Ended			Six-months Ended
	April 2,		April 3,	April 2,		April 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Provision for income taxes	$9,104	36,316.0%	$25	$21,896	1621.3%	$1,272
% of net revenues	3.8%		0.0%	4.5%		0.3%
The provision for income taxes for the three and six-month periods ended April 2, 2010 consists of approximately $8.8 million and $21.3 million, respectively, of United States income taxes. The provision for income taxes for the three and six-month periods ended April 3, 2009 consists of approximately $(0.3) million and $0.6 million, respectively, of United States income taxes. Of the total United States income tax provision, there were no charges reducing the carrying value of goodwill for the three and six-month periods ended April 2, 2010 and April 3, 2009. For the three and six-month periods ended April 2, 2010, the difference between the our effective tax rate and the 35% federal statutory rate resulted primarily from expected foreign earnings for fiscal year 2010 taxed at rates lower than the federal statutory rate and one-time adjustments to United States deferred taxes related to the transfer of assets to an affiliated foreign company. For the three and six-month periods ended April 3, 2009, the difference between our effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and from foreign earnings taxed at rates lower than the federal statutory rate.
The provision for income taxes for the three and six-month periods ended April 2, 2010 consists of approximately $0.3 million and $0.6 million, respectively, of foreign income taxes. The provision for income taxes for the three and six-month periods ended April 3, 2009 consists of approximately $0.3 million and $0.6 million, respectively, of foreign income taxes.
In accordance with ASC 740 – Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of April 2, 2010, we have maintained a valuation allowance of $25.0 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. We have also previously determined that it is more likely than not that a portion of our foreign income tax benefits will not be realized and maintain a valuation allowance of $1.6 million related to our foreign deferred tax assets.
Realization of benefits from our deferred tax asset (principally state research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.

We will continue to evaluate our valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $202.4 million of future United States federal taxable income to utilize all of our United States deferred tax assets, consisting of net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of April 2, 2010.
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
We adopted ASC 740- Income Taxes (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), as of the beginning of fiscal year 2008. During the quarter ended April 2, 2010, there was a change in our gross unrecognized tax benefits of $0.9 million. Of the total unrecognized tax benefits at April 2, 2010, $7.5 million would impact the effective tax rate, if recognized. There are no positions which we anticipate could change within the next twelve months. Total year to date accrued interest related to our unrecognized tax benefits is not significant. Our policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Six-months Ended
	April 2,	April 3,
(dollars in thousands)	2010	2009

Cash and cash equivalents at beginning of period	$364,221	$225,104
Net cash provided by operating activities	113,177	99,674
Net cash used in investing activities	(35,260)	(19,914)
Net cash used in financing activities	(36,728)	(42,913)

Cash and cash equivalents at end of period	$405,410	$261,951

Based on our results of operations for the first six months of fiscal year 2010, along with current trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances increased $41.2 million to $405.4 million at April 2, 2010 from $364.2 million at October 2, 2009. This increase was due to $113.2 million in cash that we generated from operations during the six-month period ended April 2, 2010, as well as $14.7 million in net proceeds from stock option exercises, offset by the early retirement and settlement of $32.6 million of aggregate principal amount of the 2007 Convertible Notes, reacquisition of equity instruments of $15.1 million (relating to the aforementioned adoption of ASC 470-20), capital expenditures of $34.3 million and $3.6 million in repurchases of common stock (relating to tax withholding on vesting of restricted stock). The number of days sales outstanding at April 2, 2010 decreased to 41 from 59 at April 3, 2009. This improvement was primarily due to improved sales linearity in the quarter ended April 2, 2010.

During the six-month period ended April 2, 2010, we generated net income of $55.8 million. We experienced a decrease in accounts receivable of $7.1 million and an increase in accounts payable and other accrued liabilities of $7.5 million and $1.0 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, deferred income taxes, and share-based compensation expense) totaling $62.3 million. This was offset by an increase in inventories of $18.4 million and an increase in other current and long-term assets of $2.1 million.
Cash used in investing activities for the six-month period ended April 2, 2010 consisted of investments in capital equipment of $34.3 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the six-month period ended April 2, 2010 consisted of the early retirement and settlement of $32.6 million of aggregate principal amount of our 1.25% Notes, the $15.1 million reacquisition of the equity component on our 1.25% Notes as a result of such early retirements and settlement (pursuant to the adoption of ASC 470-20) and the repurchase of common stock of $3.6 million (related to tax withholding on vesting of restricted stock), offset by cash provided by stock option exercises of $14.7 million.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits/certificates of deposit. At April 2, 2010, we also held a $3.2 million aggregate principal amount auction rate security which historically has provided liquidity through a Dutch auction process. Disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the security matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in other comprehensive income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If, in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2009, and as of April 2, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 2, 2009 has not materially changed since we filed that report, with the exception that we fully settled our 1.25% Notes as of March 1, 2010. Our short-term and long-term borrowing arrangements are more fully described in Note 7 of Notes to Unaudited Interim Consolidated Financial Statements in this Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition (“ASC 605”) – Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence (“VSOE”) or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, investment, market and interest rate risks as described below.
Investment, Market and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of April 2, 2010 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$405.4
Restricted cash (time deposits and certificates of deposit)	6.1
Available for sale securities (auction rate securities)	2.3

Total	$413.8

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

Our short-term debt consists of borrowings under our credit facility with Wachovia Bank, N.A. of $50.0 million. Interest related to our borrowings under our credit facility with Wachovia Bank, N.A. is at LIBOR plus 0.75% and was approximately 0.98% at April 2, 2010. Consequently, given current market conditions we do not have significant cash flow exposure on this short-term debt or interest rate risk.
Our long-term debt at April 2, 2010 consists of $42.6 million aggregate principal amount of 1.5% Notes. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, as evidenced by the full cash settlement of the remaining 1.25% Notes on March 1, 2010 and it is our intention to continue to do so in the future. These shares have been included in the computation of earnings per share for the fiscal year ended April 2, 2010.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended April 2, 2010 that have materially affected, or is reasonably likely to materially affect, Skyworks’ internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended April 2, 2010:

					Maximum Number (or
					Approximate
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs
01/02/10 – 01/29/10	—		—	—	—
01/30/10 – 02/26/10	4,918	(1)	$15.20	N/A (2)	N/A (2)
02/27/10 – 04/02/10	2,120	(1)	$15.82	N/A (2)	N/A (2)
TOTAL	7,038	(1)	—	—	—

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.
Item 6. Exhibits

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: May 11, 2010	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002