Form 10-Q
period 2010-07-02
SKYWORKS SOLUTIONS INC
filed 2010-08-10
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2010

Common Stock, par value $.25 per share	178,637,063

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2010

PAGE NO.
PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS – THREE AND NINE- MONTHS ENDED JULY 2, 2010 (UNAUDITED) AND JULY 3, 2009 (UNAUDITED)	3

CONSOLIDATED BALANCE SHEETS – JULY 2, 2010 (UNAUDITED) AND OCTOBER 2, 2009 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS – NINE-MONTHS ENDED JULY 2, 2010 (UNAUDITED) AND JULY 3, 2009 (UNAUDITED)	5

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4: CONTROLS AND PROCEDURES	25

PART II OTHER INFORMATION	25

ITEM 1A: RISK FACTORS	25

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 6: EXHIBITS	26

SIGNATURES	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009(1)	2010	2009(1)

Net revenue	$275,370	$191,213	$758,566	$574,431
Cost of goods sold	157,104	114,263	437,892	348,739

Gross profit	118,266	76,950	320,674	225,692
Operating expenses:
Research and development	34,882	29,666	98,731	92,906
Selling, general and administrative	29,451	24,215	84,164	74,110
Amortization of intangible assets	1,501	1,548	4,502	3,943
Restructuring and other charges	(1,040)	—	(1,040)	15,982

Total operating expenses	64,794	55,429	186,357	186,941

Operating income	53,472	21,521	134,317	38,751
Interest expense	(867)	(1,999)	(3,619)	(6,352)
Gain (loss) on early retirement of convertible debt	45	—	(79)	4,913
Other income (loss), net	19	(32)	(300)	1,357

Income before income taxes	52,669	19,490	130,319	38,669
Provision for income taxes	17,933	750	39,829	2,022

Net income	$34,736	$18,740	$90,490	$36,647

Per share information:
Net income, basic	$0.20	$0.11	$0.52	$0.22

Net income, diluted	$0.19	$0.11	$0.50	$0.22

Number of weighted-average shares used in per share computations, basic	175,495	167,062	174,220	165,971

Number of weighted-average shares used in per share computations, diluted	183,889	169,525	182,072	167,180

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	July 2,	October 2,
	2010	2009 (1)

ASSETS
Current assets:
Cash and cash equivalents	$383,824	$364,221
Restricted cash	6,127	5,863
Receivables, net of allowance for doubtful accounts of $3,399 and $2,845, respectively	154,783	115,034
Inventories	118,119	86,097
Prepaids and other current assets	20,805	18,912

Total current assets	683,658	590,127
Property, plant and equipment, net	187,491	162,299
Goodwill	485,624	482,893
Intangible assets, net	13,743	18,245
Deferred tax assets	66,137	89,163
Other assets	11,579	9,864

Total assets	$1,448,232	$1,352,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$81,865
Accounts payable	102,588	69,098
Accrued compensation and benefits	28,888	29,449
Other current liabilities	9,643	15,831

Total current liabilities	191,119	196,243
Long-term debt, less current maturities	24,421	41,483
Other long-term liabilities	11,986	6,086

Total liabilities	227,526	243,812

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 183,094 shares issued and 177,679 shares outstanding at July 2, 2010 and 177,873 shares issued and 172,815 shares outstanding at October 2, 2009	44,419	43,204
Additional paid-in capital	1,592,963	1,568,416
Treasury stock	(40,632)	(36,307)
Accumulated deficit	(374,664)	(465,154)
Accumulated other comprehensive loss	(1,380)	(1,380)

Total stockholders’ equity	1,220,706	1,108,779

Total liabilities and stockholders’ equity	$1,448,232	$1,352,591

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-months Ended
	July 2,	July 3,
	2010	2009 (1)

Cash flows from operating activities:
Net income	$90,490	$36,647
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	26,239	16,321
Depreciation	34,155	33,991
Amortization of intangible assets	4,502	3,943
Amortization of deferred financing costs	168	422
Amortization of discount on convertible debt	2,180	3,747
Contribution of common shares to savings and retirement plans	6,834	5,457
Non-cash restructuring expense	—	955
Deferred income taxes	23,831	1,196
Loss on disposals of assets	263	228
Inventory write-downs	—	3,458
Asset impairments	—	5,616
Allowances for accounts receivable	554	779
Changes in assets and liabilities:
Receivables	(40,303)	33,537
Inventories	(31,897)	12,535
Other current and long-term assets	(6,542)	(1,241)
Accounts payable	33,490	(10,314)
Other current and long-term liabilities	5,713	(4,012)

Net cash provided by operating activities	149,677	143,265

Cash flows from investing activities:
Capital expenditures	(59,609)	(24,262)
Payments for acquisitions	(6,000)	(9,059)

Net cash used in investing activities	(65,609)	(33,321)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	(51,107)	(34,125)
Reacquisition of equity instruments	(29,602)	(9,253)
Change in restricted cash	(265)	100
Repurchase of common stock	(4,325)	(2,010)
Net proceeds from exercise of stock options	20,834	12,744

Net cash used in financing activities	(64,465)	(32,544)

Net increase in cash and cash equivalents	19,603	77,400
Cash and cash equivalents at beginning of period	364,221	225,104

Cash and cash equivalents at end of period	$383,824	$302,504

Supplemental cash flow disclosures:
Taxes paid	$12,869	$894

Interest paid	$889	$1,511

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 7 to the Consolidated Financial Statements for further discussion.
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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and nine-month periods ended July 2, 2010 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 2, 2009 as filed with the SEC.
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
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2010 consists of 52 weeks and ends on October 1, 2010. Fiscal 2009 consisted of 52 weeks and ended on October 2, 2009. The third quarters of fiscal 2010 and fiscal 2009 each consisted of 13 weeks and ended on July 2, 2010 and July 3, 2009, respectively.
2. MARKETABLE SECURITIES
The Company accounts for its investments in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. At July 2, 2010, these securities consisted of $3.2 million in auction rate securities (“ARS”), which are long-term debt instruments that provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid, resulting in failed auctions.
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
In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuation is based upon quoted market price for identical instruments traded in active markets.

•	Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.
The Company has cash equivalents classified as Level 1 and has no Level 2 assets. The Company’s ARS, discussed in Note 2, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the three and nine-month periods ended July 2, 2010. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the three and nine-month periods ended July 2, 2010.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of July 2, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$373,487	$373,487	$—	$—
Auction rate security	2,288	—	—	2,288

Total	$375,775	$373,487	$—	$2,288

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently remeasured if there is an indicator of impairment. There was no impairment recognized during the three or nine-month periods ended July 2, 2010.

4. INVENTORIES
Inventories consist of the following (in thousands):

	July 2,	October 2,
	2010	2009

Raw materials	$10,601	$9,889
Work-in-process	67,077	56,074
Finished goods	28,706	12,950
Finished goods held on consignment by customers	11,735	7,184

Total inventories	$118,119	$86,097

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	July 2,	October 2,
	2010	2009

Land	$9,423	$9,423
Land and leasehold improvements	5,316	5,063
Buildings	40,883	39,992
Furniture and fixtures	24,691	24,450
Machinery and equipment	442,535	393,566
Construction in progress	25,722	19,209

Total property, plant and equipment, gross	548,570	491,703

Accumulated depreciation and amortization	(361,079)	(329,404)

Total property, plant and equipment, net	$187,491	$162,299

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	July 2, 2010			October 2, 2009
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$485,624	$—	$485,624	$482,893	$—	$482,893

Amortized intangible assets:
Developed technology	5-10	$13,750	$(10,271)	3,479	$13,750	$(8,899)	$4,851
Customer relationships	5-10	21,510	(15,095)	6,415	21,510	(12,697)	8,813
Patents and other	0.5-3	5,966	(5,386)	580	5,966	(4,654)	1,312

Amortized intangible assets		41,226	(30,752)	10,474	41,226	(26,250)	14,976
Unamortized intangible assets:
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,495	$(30,752)	$13,743	$44,495	$(26,250)	$18,245

Amortization expense related to intangible assets are as follows (in thousands):

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Amortization expense	$1,501	$1,548	$4,502	$3,943

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total
|	| | | | |
Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388
Additions during period	2,731	—	—	—	—	2,731

Balance as of July 2, 2010	$485,624	$13,750	$21,510	$5,966	$3,269	$530,119

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed a goodwill impairment test and determined that as of July 3, 2010, its goodwill was not impaired.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$6,002	$5,052	$3,783	$139	$—
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 2,	October 2,
	2010	2009
|	|
2007 Convertible Notes	$24,421	$73,348
Less-current maturities	—	31,865

Total long-term debt	$24,421	$41,483

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”). The Company cash settled the remaining principal balance on the 1.25% Notes ($27.6 million) during the quarter ended April 2, 2010. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year on the 1.50% Notes. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders of the 1.50% Notes may require the Company to repurchase the 2007 Convertible Notes upon a change in control of the Company.
On October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instrument and requires retrospective application to all periods presented in the financial statements to which it is applicable. ASC 470-20 applies to the Company’s 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability component of the 1.50% Notes to be $77.3 million. As of the issuance date, the difference between the fair value of the liability component of the 1.50% Notes and the corresponding aggregate principal amount of such notes, which is equal to the fair value of the equity component of the 1.50% Notes ($22.7 million), was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component of the 1.50% Notes is being amortized over the life of the instrument.

During the six-month period ended April 2, 2010, the Company redeemed the remaining $32.6 million of aggregate outstanding principal amount of the 1.25% Notes, paying a cash premium (cash paid less principal amount) of $15.1 million. After applying ASC 470-20, the Company recorded a loss on the transaction of approximately $0.1 million (including commissions and deferred financing).
During the three-month period ended July 2, 2010, the Company redeemed $20.4 million of aggregate outstanding principal amount of the 1.50% Notes. The Company paid cash premium (cash paid less principal amount) of approximately $12.4 million on the early retirements. After applying ASC 470-20, the Company recorded a gain on the transaction of approximately $0.2 million (including commissions and deferred financing).
The following tables provide additional information about the Company’s 2007 Convertible Notes (in thousands):

	As of
	July 2,	October 2,
	2010	2009

Equity component of the convertible notes outstanding	$6,061	$15,670
Principal amount of the convertible notes	26,677	79,733
Unamortized discount of the liability component	2,256	6,385
Net carrying amount of the liability component	24,421	73,348

	Nine-months Ended
	July 2,	July 3,
	2010	2009

Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$634	$1,055
Effective interest expense recognized	$2,180	$3,747
The remaining unamortized discount on the 1.50% Notes will be amortized over the next twenty months. As of July 2, 2010, the if-converted value of the remaining 1.50% Notes exceeds the related principal amount by approximately $20.0 million. As of July 2, 2010 and October 2, 2009, the number of shares of the Company’s common stock underlying the then remaining 2007 Convertible Notes (which at October 2, 2009 included both the 1.25% Notes and the 1.50% Notes) were 2.8 million and 8.4 million, respectively.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statements of Operations for the three and nine-month periods ended July 3, 2009 (in thousands):

	Three-months Ended			Nine-months Ended
	July 3, 2009			July 3, 2009
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense	$(890)	$(1,999)	$(1,109)	$(2,837)	$(6,352)	$(3,515)
Gain on early retirement of convertible debt (1)	—	—	—	2,035	4,913	2,878
Net income	19,849	18,740	(1,109)	37,284	36,647	(637)

Per share information:
Net income (loss), basic	$0.12	$0.11	($0.01)	$0.22	$0.22	$0.00
Net income (loss), diluted	$0.12	$0.11	($0.01)	$0.22	$0.22	$0.00

(1)	The previously reported gain on early retirement of the 1.25% and 1.50% Notes for the nine-month period ended July 3, 2009 was net of deferred financing cost write-downs of $0.9 million.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Balance Sheet as of October 2, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change

Other assets	$10,283	$9,864	$(419)
Deferred tax assets	91,479	89,163	(2,316)
Short-term debt	82,617	81,865	(752)
Long-term debt	47,116	41,483	(5,633)
Additional paid-in capital	1,499,406	1,568,416	69,010
Accumulated deficit	(399,794)	(465,154)	(65,360)
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statement of Cash Flows for the nine-months ended July 3, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change

Cash flows from operating activities:
Net income	$37,284	$36,647	$(637)
Amortization of deferred financing costs	654	422	(232)
Amortization of discount on convertible debt	—	3,747	3,747

Net cash provided by operating activities:	$37,938	$40,816	$2,878

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	$(40,500)	$(34,125)	$6,375
Reacquisition of equity	—	(9,253)	(9,253)

Net cash used in financing activities:	$(40,500)	$(43,378)	$(2,878)

Short-Term Debt
Short-term debt consists of the following (in thousands):

	July 2,	October 2,
	2010	2009

Current maturities of long-term debt	$—	$31,865
Facility Agreement	50,000	50,000

Total short-term debt	$50,000	$81,865

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wells Fargo Bank, N.A. (previously Wachovia Bank, N.A.) providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company renewed the Facility Agreement on July 9, 2009 for a one year term and has subsequently extended the agreement through October 12, 2010. Interest related to the Facility Agreement is at LIBOR plus 0.75%. As of July 2, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
8. INCOME TAXES
The Company recorded tax provisions of $17.9 million and $39.8 million for the three and nine-month periods ended July 2, 2010, and $0.7 million and $2.0 million for the three and nine-month periods ended July 3, 2009, respectively. The Company’s effective tax rates were 34.0% and 30.6% for the three and nine-month periods ended July 2, 2010, and 3.8% and 5.2% for the three and nine-month periods ended July 3, 2009, respectively. For the three and nine-month periods ended July 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings for fiscal year 2010 taxed at rates lower than the federal statutory rate and the change in assessment as to reinvestment of earnings to United States deferred taxes related to the transfer of assets to an affiliated foreign company. For the three and nine-month periods ended July 3, 2009, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and from foreign earnings taxed at rates lower than the federal statutory rate.
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
In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of July 2, 2010, the Company has maintained a valuation allowance of $25.0 million related to certain of its United States deferred tax assets. Deferred tax assets are recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. Management has also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintains a valuation allowance of $1.6 million related to certain of its foreign deferred tax assets.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause the Company’s effective income tax rate to vary in future periods. The Company will need to generate $180.2 million of future United States federal taxable income to utilize all of its United States deferred tax assets, consisting of research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of July 2, 2010.
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
During the quarter ended July 2, 2010, there was a change in the Company’s gross unrecognized tax benefits of $4.8 million, resulting in an ending balance of $15.1 million. Of the total unrecognized tax benefits at July 2, 2010, there would be a net impact of $8.9 million to the effective tax rate if recognized. There are no tax positions which the Company anticipates will change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is not significant. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions, as of the adoption of ASC 740, are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2007, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statute of limitations is closed on years before fiscal 2007, but because of carryforwards, certain items are open back to fiscal year 2002.

9. COMMITMENTS AND CONTINGENCIES
Commitments
During the quarter, the Company entered into a manufacturing services supply agreement which contained a minimum purchase obligation. Pursuant to the terms of this agreement, The Company is committed to approximately $13 million in minimum purchases between April 2010 and December 2010. As of July 2, 2010, the Company expects to meet the minimum purchase obligations under this agreement.
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
10. RESTRUCTURING
Restructuring and other charges consists of the following (in thousands):

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Asset impairments	$(1,040)	$—	$(1,040)	$5,616
Restructuring and other charges	—	—	—	10,366

	$(1,040)	$—	$(1,040)	$15,982

2009 RESTRUCTURING CHARGES AND OTHER
On January 22, 2009, the Company implemented a restructuring plan to realign its costs given the then current business conditions.
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
During the three-month period ended July 2, 2010, the Company recorded a gain of $1.0 million upon the disposition of certain equipment which was impaired as a part of the restructuring plan in 2009.
The Company made cash payments related to the restructuring plan of $0.4 million and $1.4 million during the three and nine-month periods ended July 2, 2010, respectively.
Activity and liability balances related to the fiscal 2009 restructuring actions are as follows (in thousands):

		License and
	Facility	Software Write-	Workforce	Asset
	Closings	offs and Other	Reductions	Impairments	Total

Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)

Restructuring balance, October 2, 2009	1,210	1,586	483	—	3,279
Cash payments and other	(666)	(293)	(483)	—	(1,442)

Restructuring balance, July 2, 2010	$544	$1,293	$—	$—	$1,837

The remaining restructuring reserve at July 2, 2010 of $1.8 million is classified as other current liabilities. The Company anticipates the restructuring plan will be substantially completed by the end of fiscal year 2010.
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
12. EMPLOYEE STOCK BENEFIT PLANS
Net income for the three-month periods ended July 2, 2010 and July 3, 2009 included share-based compensation expense under ASC 718-Compensation-Stock Compensation (“ASC 718”) of $9.4 million and $5.5 million, respectively. Net income for the nine-month periods ended July 2, 2010 and July 3, 2009 included share-based compensation expense under ASC 718 of $26.2 million and $16.3 million, respectively.

The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under ASC 718 for the three and nine-month periods ended July 2, 2010 and July 3, 2009, which were allocated as follows (in thousands):

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Stock options	$4,539	$3,305	$12,717	$8,715
Non-vested restricted stock with service and market conditions	—	209	689	2,854
Non-vested restricted stock with service conditions	255	254	668	784
Performance shares	4,158	1,345	10,802	2,796
Employee Stock Purchase Plan	483	355	1,363	1,172

Total share-based compensation expense	$9,435	$5,468	$26,239	$16,321

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black Scholes model at July 2, 2010 and July 3, 2009:

	July 2,	July 3,
	2010	2009

Expected volatility	56.19%	60.90%
Risk free interest rate (7 year)	1.62%	2.53%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.23	4.42
13. EARNINGS PER SHARE

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net income	$34,736	$18,740	$90,490	$36,647

Weighted average shares outstanding – basic	175,495	167,062	174,220	165,971
Effect of dilutive convertible debt	1,657	—	1,938	—
Effect of dilutive stock options	6,737	2,463	5,914	1,209

Weighted average shares outstanding – diluted	183,889	169,525	182,072	167,180

Net income per share – basic	$0.20	$0.11	$0.52	$0.22
Effect of dilutive convertible debt	—	—	(0.01)	—
Effect of dilutive stock options	(0.01)	—	(0.01)	—

Net income per share – diluted	$0.19	$0.11	$0.50	$0.22

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards using the treasury stock method and the 2007 Convertible Notes using the treasury stock method, if their effect is dilutive.
Equity based awards exercisable for approximately 4.8 million shares and 5.6 million shares were outstanding but not included in the computation of earnings per share for the three and nine-month periods ended July 2, 2010, respectively, as their effect would have been anti-dilutive.
Equity based awards exercisable for approximately 13.2 million shares and 20.2 million shares were outstanding but not included in the computation of earnings per share for the three and nine-month periods ended July 3, 2009, respectively, as their effect would have been anti-dilutive.
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
The Company retired $20.4 million and $53.0 million of aggregate principal amount of the 2007 Convertible Notes in the three and nine-month periods ended July 2, 2010, respectively. The Company retired $0.0 million and $40.5 million of aggregate principal amount of the 2007 Convertible Notes in the three and nine-month periods ended July 3, 2009, respectively. These shares have not been included in the computation of earnings per share for the three and nine-month periods ended July 3, 2009 as their effect would have been anti-dilutive. The maximum potential dilution from the settlement of the 2007 Convertible Notes would have been approximately 10.2 million shares and 10.7 million shares for the three and nine-month periods ended July 3, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2009, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.
RESULTS OF OPERATIONS
THREE AND NINE-MONTHS ENDED JULY 2, 2010 AND JULY 3, 2009
The following table sets forth the results of our operations expressed as a percentage of net revenue for the three and nine-month periods ended July 2, 2010 and July 3, 2009:

	Three-months Ended		Nine-months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009 (1)	2010	2009 (1)

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.1	59.8	57.7	60.7

Gross profit	42.9	40.2	42.3	39.3
Operating expenses:
Research and development	12.7	15.5	13.0	16.2
Selling, general and administrative	10.7	12.7	11.1	12.9
Amortization of intangible assets	0.5	0.8	0.6	0.7
Restructuring and other charges	(0.4)	—	(0.1)	2.8

Total operating expenses	23.5	29.0	24.6	32.6

Operating income	19.4	11.2	17.7	6.7
Interest expense	(0.3)	(1.0)	(0.5)	(1.1)
Gain on early retirement of convertible debt	—	—	—	0.9
Other income, net	—	—	—	0.2

Income before income taxes	19.1	10.2	17.2	6.7
Provision for income taxes	6.5	0.4	5.3	0.4

Net income	12.6%	9.8%	11.9%	6.3%

(1)	Effective October 3, 2009, we adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements for the three and nine-months ended July 3, 2009 have been adjusted to reflect the retrospective adoption of this new accounting principle.
GENERAL
During the three and nine-month periods ended July 2, 2010, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:
•	We generated net revenue of $275.4 million for the three-month period ended July 2, 2010 compared to $191.2 million in the corresponding period in fiscal 2009, an increase of 44.0%. For the nine-month period ended July 2, 2010 we generated $758.6 million of net revenue, as compared to $574.4 million for the corresponding period in the prior fiscal year, an increase of 32.1%. The growth in net revenue during both comparative periods was principally driven by an increase in market share and higher overall demand for mobile internet, energy management and diversified analog applications.

•	Gross profit margin increased by $41.3 million or 270 basis points to 42.9% of net revenue in the three-month period ended July 2, 2010, as compared to the three-month period ended July 3, 2009 and increased by $95.0 million or 300 basis points to 42.3% of net revenue for the nine-month period ended July 2, 2010 as compared to the corresponding prior year period. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions and the increase in net revenue.

•	Operating income for the three-month period ended July 2, 2010 increased by 148.5% to $53.5 million as compared to the three-month period ended July 3, 2009. For the nine-month period ended July 2, 2010, operating income increased by 246.6% to $134.3 million, as compared to the corresponding period in the prior fiscal year. The increases in operating income were largely a result of the aforementioned increases in net revenue and gross profit margin.

•	In the nine-month period ended July 2, 2010, we retired the remaining aggregate outstanding principal balance of our 1.25% Notes in cash as well as $20.4 million of aggregate outstanding principal amount of our 1.50% Notes (See Note 7 of our Unaudited Interim Consolidated Financial Statements for a full description of our borrowing arrangements).

•	We generated $149.7 million in cash from operations which resulted in an increase of $19.6 million in cash and cash equivalents during the nine-month period ended July 2, 2010, despite paying $80.5 million in outstanding principal and conversion premiums to settle the above referenced 1.25% Notes and 1.50% Notes, and investing $59.6 million in capital equipment. This resulted in cash, cash equivalents and restricted cash balances of $390.0 million at July 2, 2010 and has allowed us to improve our net cash position (cash, cash equivalents and restricted cash less short-term and long-term debt) from $246.7 million at October 2, 2009 to $315.5 million at July 2, 2010.
NET REVENUE

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Net revenue	$275,370	44.0%	$191,213	$758,566	32.1%	$574,431
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

We generated net revenue of $275.4 million for the three-month period ended July 2, 2010 compared to $191.2 million in the corresponding period in fiscal 2009. During the nine-month period ended July 2, 2010, we generated $758.6 million of net revenue, as compared to $574.4 million for the corresponding period in the prior fiscal year. This growth represents an increase of 44.0% and 32.1%, for the three and nine-month periods, respectively. The revenue growth for both the three and nine-month periods ended July 2, 2010 was principally attributable to market share gains and increased overall demand for mobile internet, energy management and diversified analog applications.
GROSS PROFIT

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Gross profit	$118,266	53.7%	$76,950	$320,674	42.1%	$225,692
% of net revenue	42.9%		40.2%	42.3%		39.3%
Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
Gross profit increased $41.3 million in the three-month period ended July 2, 2010, as compared to the three-month period ended July 3, 2009 and increased $95.0 million for the nine-month period ended July 2, 2010 as compared to the same nine-month period in fiscal 2009. This resulted in a 270 basis point increase in gross profit margin to 42.9% in the three-month period ended July 2, 2010 as compared to the three-month period ended July 3, 2009. Gross profit margin for the nine-month period ended July 2, 2010 increased 300 basis points to 42.3% from 39.3% as compared to the nine-month period ended July 3, 2009. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of the aforementioned increase in net revenue as well as continued factory process and productivity enhancements, product end-to-end yield improvements and year-over-year material cost reductions. During the nine-month period ended July 2, 2010, and the corresponding period in fiscal year 2009, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Research and development	$34,882	17.6%	$29,666	$98,731	6.3%	$92,906
% of net revenue	12.7%		15.5%	13.0%		16.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
Research and development expenses in aggregate dollars increased 17.6% or $5.2 million for the three-month period ended July 2, 2010, as compared to the corresponding period in the previous fiscal year. Research and development expenses for the nine-month period ended July 2, 2010 increased 6.3% or $5.8 million as compared to the corresponding period in the previous fiscal year. The increase in research and development expenses during both the three and nine-month periods are primarily the result of higher labor and mask costs in support of product development for our target markets. However, research and development expenses decreased as a percentage of net revenue in both the three and nine-month periods ended July 2, 2010 as compared to the corresponding periods in fiscal 2009, primarily as a result of the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Selling, general and administrative	$29,451	21.6%	$24,215	$84,164	13.6%	$74,110
% of net revenue	10.7%		12.7%	11.1%		12.9%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, equity based compensation expense, advertising, marketing and other costs.
Selling, general and administrative expenses increased $5.2 million during the three-month period ended July 2, 2010 due to an increase in labor costs, outside services and equity based compensation, as compared to the same three-month period of the prior fiscal year. During the nine-month period ended July 2, 2010, selling, general and administrative expenses increased $10.0 million due primarily to an increase in equity based compensation as compared to corresponding period in fiscal 2009. Selling, general and administrative expenses decreased as a percentage of net revenue for the three and nine-month periods ended July 2, 2010, as compared to the corresponding periods in the prior fiscal year, primarily due to the aforementioned increase in net revenue.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Amortization	$1,501	(3.0)%	$1,548	$4,502	14.2%	$3,943
% of net revenue	0.5%		0.8%	0.6%		0.7%
Amortization expense for the three and nine-month periods ended July 2, 2010 was relatively unchanged as compared to the corresponding period of fiscal 2009.
RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Restructuring and other charges	($1,040)	(100.0)%	$—	($1,040)	(106.5)%	$15,982
% of net revenue	(0.4%)		0.0%	(0.1%)		2.8%
On January 22, 2009, we implemented a restructuring plan to realign our costs given the then current business conditions.
We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees, which resulted in a reduction in annual operating expenditures of $19.4 million. We recorded various charges associated with this action. In total, we recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
The $16.0 million charge includes the following charges: severance and benefits, impairment of certain long-lived assets which were written down to their salvage values, the exit of certain operating leases, the impairment of technology licenses and design software and other charges.
During the three-month period ended July 2, 2010, we experienced a gain of $1.0 million upon the disposition of certain equipment which was impaired as a part of the restructuring plan in 2009.
For additional information regarding restructuring charges and liability balances, see Note 10 of Notes to Unaudited Interim Consolidated Financial Statements.
INTEREST EXPENSE

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Interest expense	$867	(56.6)%	$1,999	$3,619	(43.0)%	$6,352
% of net revenue	0.3%		1.0%	0.5%		1.1%

Interest expense is comprised principally of payments in connection with the $50.0 million credit facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wells Fargo Bank, N.A. (previously Wachovia Bank, N.A.) (“Facility Agreement”), the 1.25% Notes and the 1.50% Notes (collectively, the “2007 Convertible Notes”) and the amortization of discount on the 2007 Convertible Notes.
The decrease in interest expense, both in aggregate dollars and as a percentage of net revenue for the three and nine-month periods ended July 2, 2010, as compared to the corresponding periods in fiscal 2009, was primarily due to a decline in interest payments and amortization of discount associated with the 2007 Convertible Notes as a result of early retirements and settlements. See Note 7 of Notes to Unaudited Interim Consolidated Financial Statements for information related to our borrowing arrangements.
GAIN (LOSS) ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Gain (loss) on early retirement of convertible debt	$45	100.0%	$—	$(79)	(101.6)%	$4,913
% of net revenue	0.0%		0.0%	0.0%		0.9%
In the three-month period ended July 2, 2010, we retired and settled $20.4 million in aggregate principal amount of the 1.50% Notes. In the nine-month periods ended July 2, 2010 and July 3, 2009 we retired $53.0 million and $40.5 million of aggregate principal amount of our 2007 Convertible Notes, respectively. We recorded a gain of $4.9 million in the nine-month period ended July 3, 2009 as the early retirements completed in the period were executed at a discount to the carrying value of the bonds.
OTHER INCOME (LOSS), NET

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Other income (loss), net	$19	(159.4)%	$(32)	$(300)	(122.1)%	$1,357
% of net revenue	0.0%		0.0%	0.0%		0.2%
Other income (loss), net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
Other income decreased in the nine-month period ended July 2, 2010, as compared to the corresponding period in fiscal 2009, as a result of an overall decline in interest income on invested cash balances due to lower interest rates and foreign exchange losses incurred in the nine-months ended July 2, 2010.
PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
	July 2,		July 3,	July 2,		July 3,
(dollars in thousands)	2010	Change	2009	2010	Change	2009

Provision for income taxes	$17,933	2,291.1%	$750	$39,829	1,869.8%	$2,022
% of net revenue	6.5%		0.4%	5.3%		0.4%
The provision for income taxes for the three and nine-month periods ended July 2, 2010 consists of approximately $17.6 million and $39.0 million, respectively, of United States income taxes. The provision for income taxes for the three and nine-month periods ended July 3, 2009 consists of approximately $0.3 million and $1.0 million, respectively, of United States income taxes. Of the total United States income tax provision, there were no charges reducing the carrying value of goodwill for the three and nine-month periods ended July 2, 2010 and July 3, 2009, respectively. For the three and nine-month periods ended July 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings for fiscal year 2010 taxed at rates lower than the federal statutory rate and the change in assessment as to reinvestment of earnings to United States deferred taxes related to the transfer of assets to an affiliated foreign company. For the three and nine-month periods ended July 3, 2009, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance, and from foreign earnings taxed at rates lower than the federal statutory rate.
The provision for income taxes for the three and nine-month periods ended July 2, 2010 consists of approximately $0.3 million and $0.8 million, respectively, of foreign income taxes. The provision for income taxes for the three and nine-month periods ended July 3, 2009 consists of approximately $0.4 million and $1.0 million, respectively, of foreign income taxes.
In accordance with ASC 740 – Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of July 2, 2010, we have maintained a valuation allowance of $25.0 million related to our United States deferred tax assets. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. We have also previously determined that it is more likely than not that a portion of our foreign income tax benefits will not be realized and maintain a valuation allowance of $1.6 million related to our foreign deferred tax assets.
Realization of benefits from our deferred tax assets (principally state research and experimentation credits) is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.
We will continue to evaluate our valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $180.2 million of future United States federal taxable income to utilize all of our United States deferred tax assets, consisting of research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of July 2, 2010.
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
We adopted ASC 740- Income Taxes (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), as of the beginning of fiscal year 2008. During the quarter ended July 2, 2010, there was a change in the Company’s gross unrecognized tax benefits of $4.8 million, resulting in an ending balance of $15.1 million. Of the total unrecognized tax benefits at July 2, 2010, there would be a net impact of $8.9 million to the effective tax rate if recognized. There are no tax positions which the Company anticipates will change within the next twelve months. Total year to date accrued interest related to the Company’s unrecognized tax benefits is not significant. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
Our major tax jurisdictions, as of the adoption of ASC 740, are the United States federal and the states of California and Iowa. For United States federal income tax, the statute of limitations is closed on years before fiscal 2007, but because of carryforwards, certain items are open back to fiscal 1998. For California, the statute of limitations is closed on years before fiscal 2006, but because of carryforwards, certain items are open back to fiscal 2002. For Iowa, the statute of limitations is closed on years before fiscal 2007, but because of carryforwards, certain items are open back to fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Nine-months Ended
	July 2,	July 3,
(dollars in thousands)	2010	2009

Cash and cash equivalents at beginning of period	$364,221	$225,104
Net cash provided by operating activities	149,677	143,265
Net cash used in investing activities	(65,609)	(33,321)
Net cash used in financing activities	(64,465)	(32,544)

Cash and cash equivalents at end of period	$383,824	$302,504

Based on our results of operations for the first nine months of fiscal year 2010, along with current economic trends, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make to help us grow our business may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms (if at all), our business and operations could be materially adversely affected.
Cash and cash equivalent balances increased $19.6 million to $383.8 million at July 2, 2010 from $364.2 million at October 2, 2009. This increase was due to $149.7 million in cash that we generated from operations during the nine-month period ended July 2, 2010, as well as $20.8 million in net proceeds from stock option exercises, offset by the early retirement and settlement of $53.0 million of aggregate principal amount of the 2007 Convertible Notes, reacquisition of equity instruments of $29.6 million (relating to the aforementioned adoption of ASC 470-20), capital expenditures of $59.6 million and $4.3 million in repurchases of common stock (relating to tax withholding on vesting of restricted stock). The number of days sales outstanding related to accounts receivables at July 2, 2010 decreased to 51 from 54 at July 3, 2009 primarily as a result of increased collection of accounts receivables.
During the nine-month period ended July 2, 2010, we generated net income of $90.5 million. We experienced an increase accounts payable and other accrued liabilities of $33.5 million and $5.7 million, respectively. We also incurred multiple non-cash charges (e.g., depreciation, amortization, contribution of common shares to savings and retirement plans, deferred income taxes, and share-based compensation expense) totaling $98.2 million. This was offset by an increase in accounts receivables of $40.3 million, an increase in inventories of $31.9 million, and an increase in prepaid and other current assets of $6.5 million.
Cash used in investing activities for the nine-month period ended July 2, 2010 consisted of investments in capital equipment of $59.6 million primarily to expand fabrication and assembly and test capacity. We believe a focused program of capital expenditures will be required to sustain our current manufacturing capabilities. We expect that future capital expenditures will be funded by the generation of positive cash flows from operations. We may also consider future acquisition opportunities to extend our technology portfolio and design expertise and to expand our product offerings.
Cash used in financing activities for the nine-month period ended July 2, 2010 consisted of the early retirement and settlement of $53.0 million of aggregate outstanding principal amount of our 2007 Convertible Notes with a carrying value of $51.1 million. We also paid $29.6 million for the reacquisition of the equity component on our 2007 Convertible Notes as a result of the early retirements and settlement (pursuant to the adoption of ASC 470-20) and $4.3 million for the repurchase of common stock (related to tax withholding on vesting of restricted stock), offset by cash provided by stock option exercises of $20.8 million.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits/certificates of deposit. At July 2, 2010, we also held a $3.2 million aggregate principal amount auction rate security which historically has provided liquidity through a Dutch auction process. Disruptions in the credit markets have substantially eliminated the liquidity of this process resulting in failed auctions. During the fiscal year ended October 3, 2008, we performed a comprehensive valuation and discounted cash flow analysis on the auction rate security. We concluded the value of the auction rate security was $2.3 million, and the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. Accordingly, in the fiscal year ended October 3, 2008, we recorded unrealized losses on this auction rate security of approximately $0.9 million. We assessed these declines in fair market value to be temporary and consider the security to be illiquid until there is a successful auction or the security matures. Accordingly, the remaining auction rate security balance has been reclassified to non-current other assets and the loss has been recorded in other comprehensive income. We will continue to monitor the liquidity and accounting classification of this security in future periods. If, in a future period, we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wells Fargo Bank, N.A. (previously Wachovia Bank, N.A.) providing for a $50.0 million credit facility (“Facility Agreement’’) secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Facility Agreement is recorded as interest expense in the Company’s results of operations. We perform collections and administrative functions on behalf of Skyworks USA. Interest related to the Facility Agreement is at LIBOR plus 0.75%. We renewed the Facility Agreement for another year in July 2009, and have subsequently extended the agreement through October 12, 2010. As of July 2, 2010, Skyworks USA had borrowed $50.0 million under this agreement.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 2, 2009 has not materially changed since we filed that report, with the exception that we fully repaid the remaining outstanding aggregate principle amount of the 1.25% Notes as of March 1, 2010, and retired $20.4 million of aggregate outstanding principal amount of the 1.50% Notes. These retirements reduced the remaining outstanding principal balance on our 2007 Convertible notes to $24.4 million as of July 2, 2010. Our short-term and long-term borrowing arrangements are more fully described in Note 7 of Notes to Unaudited Interim Consolidated Financial Statements in this Form
10-Q.
During the quarter, we entered into a manufacturing services supply agreement which contained a minimum purchase obligation. Pursuant to the terms of this agreement, we are committed to approximately $13 million in minimum purchases between April 2010 and December 2010. As of July 2, 2010, we expect to meet the minimum purchase obligations under this agreement.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-17
In April 2010, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2010-17- Revenue Recognition—Milestone Method (“ASC 605”) – Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. If applied, entities are required to provide enhanced disclosures including a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-17 to have a material impact on the Company’s results from operations or financial position.
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
Investment, Market and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of July 2, 2010 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$383.8
Restricted cash (time deposits and certificates of deposit)	6.1
Available for sale securities (auction rate securities)	2.3

Total	$392.2

The principal objective of our investment activities is the liquidity and preservation of capital. Credit risk associated with our investments is not significant as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We do not use derivative instruments for trading, speculative or investment purposes.
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
Our short-term debt consists of borrowings under our credit facility with Wells Fargo Bank, N.A. (previously Wachovia Bank, N.A.) of $50.0 million. Interest related to our borrowings under our credit facility with Wells Fargo Bank, N.A. is at LIBOR plus 0.75% and was approximately 1.1% at July 2, 2010. Consequently, given current market conditions we do not have significant cash flow exposure or interest rate risk on this short-term debt.
Our long-term debt at July 2, 2010 consists of $24.4 million aggregate outstanding principal amount of 1.50% Notes. The 1.50% Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, as evidenced by the full cash settlement of the remaining aggregate outstanding principal amount of 1.25% Notes on March 1, 2010 and it is our intention to continue to do so in the future. These shares have been included in the computation of earnings per share for the fiscal year ended July 2, 2010.

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
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of July 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
There have been no significant changes in the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 2, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended July 2, 2010:

						Maximum Number (or
						Approximate
				Total Number of		Dollar Value) of
				Shares Purchased as		Shares that May Yet
				Part of Publicly		Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or		the Plans or
Period	Shares Purchased		per Share	Programs		Programs
04/03/10 – 04/30/10	—		—	—		—
05/01/10 – 05/28/10	43,405	(1)	$15.68	N/A	(2)	N/A	(2)
05/29/10 – 07/02/10	4,136	(1)	$17.04	N/A	(2)	N/A	(2)

TOTAL	47,541	(1)	—			—

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Skyworks and certain of its key employees.

(2)	We have no publicly announced plans or programs.

Item 6.	Exhibits

Number	Description
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: August 10, 2010	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer Vice President
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002