Form 10-K
period 2010-10-01
SKYWORKS SOLUTIONS INC
filed 2010-11-29
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2010
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 2, 2010) was approximately $2,716,065,796. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 21, 2010 was 183,287,033.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 1, 2010

CAUTIONARY STATEMENT
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “projects”, “potential”, “continue”, “estimates”, “targets”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:
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

In this document, the words “we”, “our”, “ours” and “us” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following industry standards are referenced throughout the document:
•	CATV (Cable Television): a system of providing television to consumers via radio frequency signals transmitted to televisions through fixed optical fibers or coaxial cables as opposed to the over-the-air method used in traditional television broadcasting

•	CDMA (Code Division Multiple Access): a method for transmitting simultaneous signals over a shared portion of the Radio Frequency (“RF”) spectrum

•	EDGE (Enhanced Data Rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	LTE (Long Term Evolution): 4th generation (4G) radio technologies designed to increase the capacity and speed of mobile telephone networks

•	RFID (Radio Frequency Identification): refers to the use of an electronic tag (typically referred to as an RFID tag) for the purpose of identification and tracking objects using radio waves

•	Satcom (Satellite Communications): where a satellite stationed in space is used for the purpose of telecommunications

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a 3G (third generation wireless services) mobile communications standard, being pursued in the People’s Republic of China

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates

•	WEDGE: an acronym for technologies that support both WCDMA and EDGE wireless communication systems

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes
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
We have aligned our product portfolio around two broad markets: cellular handsets and analog semiconductors. In general, our handset portfolio includes highly customized power amplifiers and front-end solutions that are in many of today’s cellular devices, from entry level to multimedia platforms and smart phones. Some of our primary handset customers include LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion, and HTC. Our competitors include Avago Technologies, RF Micro Devices and Triquint Semiconductor.
In parallel, we offer over 2,500 different catalog and custom linear products to a highly diversified non-handset customer base. Our customers include infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Landis + Gyr, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the linear products markets include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
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
On the high-end of the cellular handset market, the smart phone growth - which is at the heart of the mobile Internet phenomenon - is fostering this industry wide sea change. In effect, the smart phone is moving from a higher end tool reserved for the corporate executive to an increasingly mainstream communication platform necessity - one that is changing the way in which we live, work and play. Social networking sites such as Facebook and Twitter are only fueling this trend. Furthermore, this segment is being embraced and widely promoted by carriers who benefit from the highly profitable data services revenue stream as subscribers move to enhanced data plans.
The increased presence of multimedia-rich mobile devices has led manufacturers to recognize the increasingly important role multimode Front-End Modules (“FEM”) play in the rapidly evolving wireless handset market, particularly as the industry migrates to 3G and 4G technologies which enable applications such as Web browsing, video streaming, gaming, MP3 players and cameras. Next-generation EDGE, WEDGE and WCDMA wireless platforms are now being used in the majority of the more than one billion cellular phones the industry produces annually which results in increasing complexity in the FEM because each new wireless platform and operating frequency band requires additional amplifier, filtering and switching content to support:
•	backward compatibility to existing networks,

•	simultaneous transmission of voice and data,

•	international roaming, and

•	broadband functionality to accommodate music, video, data, and other multimedia features.
Further, given constraints on handset size and power consumption, these complex FEMs must remain physically small, energy efficient and cost effective, while also managing an unprecedented level of potential signal interference within the handset.
Finally, and a direct result of this increasing FEM complexity, the addressable semiconductor content within the transmit and receive chain portion of the mobile device is increasing. We believe this trend is creating an incremental market opportunity measured in the billions of dollars as switching, filtering and wireless local area networking functionality are integrated.
Meanwhile, outside of the handset market, wireless technologies and the opportunity for applications for analog semiconductor products are also rapidly proliferating. According to Gartner, a leading independent market research firm, the total available market for the analog semiconductor segment is expected to exceed $18 billion in 2014. Today, this adjacent analog semiconductor market, which is characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified among various end-markets, customer bases and applications including:
•	Infrastructure

•	Automotive

•	CATV/Satcom

•	Smart Energy

•	Medical

•	Military

•	RFID

•	Test & Measurement

•	WiMAX

•	WLAN
SKYWORKS’ STRATEGY
Skyworks’ mission is to achieve mobile connectivity leadership through semiconductor innovation. Key elements in our strategy include:
Diversifying Our Business
By leveraging our core analog and mixed signal technology, Skyworks is able to deliver solutions to a broad and diverse set of end markets and customers. In the handset market, we currently support all top tier handset manufacturers as well as the leading smart phone suppliers, and have strategic relationships with each key baseband supplier. In non-handset markets, we continue to take advantage of our catalog business, intellectual property and worldwide distribution network, to bolster our product pipeline and expand our addressable markets beyond the approximately 1,000 global customers and 2,500 analog components currently marketed.

Diversifying our Business
Gaining Market Share
Our customer engagements are increasingly centered on solving highly complex multimode, multiband, switching, filtering, digital control and amplification challenges — system-level requirements which intersect with Skyworks’ core competencies. Skyworks continues to invest in developing architectures which optimize power efficiency while minimizing cost and footprint, which we believe will allow us to meet our customers’ demanding next-generation technology requirements as well as stringent quality standards and manufacturing scale necessities.
Capitalizing on Content Growth in Third and Fourth Generation Applications
As the industry migrates to multi-mode EDGE, WEDGE, WCDMA and LTE architectures across a multitude of wireless broadband applications, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result of this complexity in the FEM, we believe that our addressable market is increasing significantly.
Delivering Operational Excellence
Skyworks’ strategy is to either vertically integrate our supply chain where we can differentiate or otherwise enter alliances and strategic relationships for leading-edge capabilities. This hybrid manufacturing approach allows us to better balance external capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we are therefore able to maintain margins and our return on invested capital on a broader range of revenues. We continue to focus on achieving the industry’s shortest cycle times, highest yields and ultimately lowest product cost structure.

SKYWORKS’ PRODUCT PORTFOLIO
Our product portfolio consists of:
•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Detectors: intended for use in power management applications

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Front-End Modules: power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers/Demodulators: integrated, high-dynamic range, zero IF architecture downconverter for use in wireless communication applications

•	Modulators: designed for direct modulation of high frequency AM, PM or compound carriers

•	Phase Locked Loops (PLL): closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: provides ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.
THE SKYWORKS ADVANTAGE
By turning complexity into simplicity, we provide our customers with the following competitive advantages:
•	Broad front-end module and precision analog product portfolio

•	Technology leadership in power amplifier and FEM product segments

•	Solutions for key air interface standards, including CDMA2000, GSM/GPRS/EDGE, LTE, WCDMA, WLAN and WiMAX

•	Engagements with a diverse set of top-tier customers

•	Analog, RF and mixed signal design capabilities

•	Strategic partnerships with all leading baseband providers

•	Access to key process technologies: GaAs HBT, pHEMT, BiCMOS, SiGE, CMOS, RF CMOS, and silicon

•	World-class manufacturing capabilities and scale

•	High level of customer service and technical support

•	Commitment to technology innovation
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
We believe that maintaining frequent and interactive contact with our customers is paramount to our continuous efforts to provide world-class sales and service support. By listening and responding to feedback, we are able to mobilize resources to raise our level of customer satisfaction, improve our ability to anticipate future product needs, and enhance our understanding of key market dynamics. We are confident that diligence in following this path will position Skyworks to participate in numerous opportunities for growth in the future.

REVENUES FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION
For information regarding customer concentration and revenues from external customers, see Note 18 of Item 8 of this Annual Report on Form 10-K.
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
RESEARCH AND DEVELOPMENT
Our products and markets are subject to continued technological advances. Recognizing the importance of such technological advances, we maintain a high level of research and development activities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands. We focus our development efforts on new products, design tools and manufacturing leveraging our core technologies.
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
ENVIRONMENTAL REGULATIONS
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Most of our customers have mandated that our products comply with local and regional lead free and other “green” initiatives. We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We are unable to assess the possible effect of compliance with future requirements.
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
EMPLOYEES
As of October 1, 2010, we employed approximately 3,700 persons. Approximately 450 of our employees in Mexico are covered by collective bargaining agreements.
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
We operate primarily in the wireless communications semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Since late 2008, uncertain economic conditions worldwide, together with other factors such as the continued volatility of the financial markets, have made it difficult for our customers and for us to accurately forecast and plan future business activities.

Although we believe that the market for wireless communications semiconductor products has stabilized, continued uncertainty and economic weakness could result in another market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenues, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, and restructuring and/or impairment charges. Furthermore, downturns in the wireless communications semiconductor industry may be prolonged, and any extended delay or failure of the wireless semiconductor market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.
Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results have fluctuated significantly on a quarterly and annual basis in prior fiscal years and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control.
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
Public stock markets have recently experienced extreme price and trading volume volatility. This volatility significantly and negatively affected the market prices of securities of many technology companies, including the market price of our common stock in late 2008 and early 2009. The return of such volatility could result in broad market fluctuations that could materially and adversely affect the market price of our common stock in future periods.
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
The wireless communications semiconductor industry in general and the markets in which we compete in particular are very competitive. We compete with United States and international semiconductor manufacturers of all sizes in terms of resources and market share, including Avago Technologies, RF Micro Devices and Triquint Semiconductor.
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
If Original Equipment Manufactures, or OEMs and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.
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
We may be subject to warranty claims, product recalls and liability claims.
Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are capped at significant amounts, or are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, or other obligations under customer contracts, which may adversely impact our operating results. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.
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

Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use for our standby manufacturing capacity may allocate their limited capacity to the production requirements of other customers. If we choose to use a new foundry, it will typically take an extended period of time to complete the qualification process before we can begin shipping products from the new foundry. The foundries may experience financial difficulties, be unable to deliver products to us in a timely manner or suffer damage or destruction to their facilities, particularly since some of them are located in earthquake zones. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.
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
Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components, as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into other sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a sole-source supplier for epitaxial wafers used in the gallium arsenide semiconductor manufacturing processes at our manufacturing facilities. If we were to lose this sole source of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.
Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal year 2010, the Company had three customers, each with greater than ten percent of our net revenues: Samsung, Nokia and Foxconn.
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
Our business would be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
Our success depends, in large part, on the continued contributions of our senior management team, none of whom is bound by a written employment contract to remain with us for a specified period. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
A substantial majority of our net revenues are derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•	currency exchange rate fluctuations, including changes in commodities prices related to such fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, increased import or export controls and tariffs),

•	changes in, or non-compliance with, legal or regulatory import/export requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments could adversely affect our results of operations,

•	our future results could be adversely affected by changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates and the results of audits and examinations of previously filed tax returns,

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction, and

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
On October 1, 2010, we had total indebtedness of approximately $74.7 million, which represented approximately 5.4% of our total capitalization. As of October 1, 2010, we have short-term debt of $50.0 million under the credit facility with Wells Fargo Bank, N.A. (the “Credit Facility”). Our ability to borrow under the Credit Facility expired in October 2010 and, given our strong cash position, management has determined that the Credit Facility is no longer required and accordingly, has been substantially repaid as of November 29, 2010. Also as of October 1, 2010, we have long-term debt obligations of $26.7 million in aggregate principal value ($24.7 million carrying value) that mature in March 2012, which are described in more detail in Note 9 to Item 8 of this Annual Report on Form 10-K. We may require additional financing prior to the maturity of such debt.
Our indebtedness could have negative consequences, including:
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
The electronics industry has been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS) Directive now requires that certain substances which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. Although we manufacture and sell silicon-based power amplifiers, if we do not continue to offer GaAs products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We may not continue to identify products and markets that require performance attributes of gallium arsenide solutions.
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
In addition to the provisions in our certificate of incorporation and by-laws, Section 203 of the Delaware General Corporation Law generally provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder, unless a majority of the directors then in office approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder or specified stockholder approval requirements are met.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function

Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Adamstown, Maryland	Owned	146,100	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Irvine, California	Leased	63,400	Office space and design center
Cedar Rapids, Iowa	Leased	28,500	Design center
Mexicali, Mexico	Owned	380,000	Manufacturing and office space

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
ITEM 4. REMOVED AND RESERVED.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 21, 2010, was approximately 29,000.

	High	Low

Fiscal year ended October 1, 2010:

First quarter	$14.30	$10.27
Second quarter	16.41	12.69
Third quarter	17.91	14.23
Fourth quarter	21.09	16.33

Fiscal year ended October 2, 2009:

First quarter	$7.51	$3.81
Second quarter	8.84	4.07
Third quarter	10.50	8.02
Fourth quarter	14.28	9.50
Skyworks has not paid cash dividends on its common stock and we do not anticipate paying cash dividends in the foreseeable future. On August 3, 2010 the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The program will be funded using the Company’s working capital and may be terminated at any time. During fiscal year 2010 the Company did not repurchase any shares under the program.
The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended October 1, 2010:

			Total Number of Shares	Maximum Number (or
			Purchased as Part of Publicly	Approximately Dollar Value) of
	Total Number of	Average Price Paid	Announced Plans or	Shares that May Yet Be Purchased Under
Period	Shares Purchased	per Share	Programs (2)	the Plans or Programs (2)
7/03/10-7/30/10	—	—	N/A	N/A
7/31/10-8/27/10	4,923 (1)	$17.59	—	$200 million
8/28/10-10/01/10	—	—	—	$200 million

(1)	All shares of common stock reported in the table above were repurchased by Skyworks at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under stock agreements between Skyworks and certain of its employees.

(2)	On August 3, 2010, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA.
You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2010 and 2009 each consisted of 52 weeks and ended on October 1, 2010 and October 2, 2009, respectively. Fiscal 2008 consisted of 53 weeks and ended on October 3, 2008. The following balance sheet data and statements of operations data for the five years ended October 1, 2010, were derived from our audited consolidated financial statements. Consolidated balance sheets at October 1, 2010 and at October 2, 2009, and the related consolidated statements of operations, cash flows, stockholders equity and comprehensive income (loss) for each of the three fiscal years ended October 1, 2010, and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
(In thousands except per share data)	2010 (6)	2009 (6)(8)	2008 (6)(8)	2007 (6)(8)	2006 (6)(8)

Statement of Operations Data:
Net revenues	$1,071,849	$802,577	$860,017	$741,744	$773,750

Cost of goods sold (1)	615,016	484,357	517,054	454,359	511,071

Gross profit	456,833	318,220	342,963	287,385	262,679

Operating expenses:

Research and development	134,140	123,996	146,013	126,075	164,106

Selling, general and administrative (2)	117,853	100,421	100,007	94,950	135,801

Amortization of intangible assets (3)	6,136	6,118	6,005	2,144	2,144

Restructuring and other charges (4)	(1,040)	15,982	567	5,730	26,955

Total operating expenses	257,089	246,517	252,592	228,899	329,006

Operating income (loss)	199,744	71,703	90,371	58,486	(66,327)

Interest expense	(4,246)	(8,290)	(16,324)	(24,187)	(26,929)

(Loss) gain on early retirement of convertible debt (5)	(79)	4,590	2,158	(6,964)	(5,489)

Other (loss) income, net	(345)	1,753	5,983	11,438	8,921

Income (loss) before income taxes	195,074	69,756	82,188	38,773	(89,824)

Provision (benefit) for income taxes (7)	57,780	(25,227)	(28,818)	(880)	15,378

Net income (loss)	$137,294	$94,983	$111,006	$39,653	$(105,202)

Per share information:

Net income (loss), basic	$0.78	$0.57	$0.69	$0.25	$(0.66)

Net income (loss), diluted	$0.75	$0.56	$0.67	$0.25	$(0.66)

Balance Sheet Data:
Working capital	$585,541	$393,884	$345,916	$316,808	$245,223

Total assets	1,564,052	1,352,591	1,235,371	1,188,834	1,090,002

Long-term liabilities	43,132	47,569	125,026	173,382	171,846

Stockholders’ equity	1,316,596	1,108,779	961,604	818,543	742,536

(1)	During the second quarter of fiscal year 2009, we implemented a restructuring plan that reduced global headcount by approximately 4% or 150 employees. The total charges related to the plan were $19.4 million of which $3.5 million was charged to cost of goods sold for inventory write-downs.

During fiscal year 2006, we recorded $23.3 million of inventory charges and reserves primarily related to the exit of our baseband product area.

(2)	During fiscal year 2006, we recorded bad debt expense of $35.1 million related to certain baseband customers.

(3)	The increase in amortization expense in fiscal year 2008 is primarily due to the acquisitions completed in October 2007.

(4)	In fiscal year 2010, we recognized a gain of $1.0 million on the sale of an asset that was previously impaired during the 2009 restructuring noted below.

In fiscal year 2009, we implemented a restructuring plan to reduce global headcount by approximately 4% or 150 employees. The total charges related to the plan were $19.4 million of which $16.0 million was charged to restructuring and other charges. This primarily consisted of $4.5 million related to severance and benefits, $5.6 million related to the impairment of long-lived assets, $2.1 million related to lease obligations, $2.3 million related to the impairment of technology licenses and design software and $1.5 million related to other charges.

In fiscal year 2007, we recorded restructuring and other charges of $4.9 million related to the exit of the baseband product area.

In fiscal year 2006, we recorded restructuring and other charges of $27.0 million related to the exit of our baseband product area.

(5)	In fiscal years 2010, 2009, and 2008 we retired approximately $53.0 million, $57.9 million, and $62.4 million aggregate principal amount of our $200.0 million aggregate principal amount convertible subordinate notes due in March 2010 and March 2012 (the “2007 Convertible Notes”), respectively. We recorded approximately $0.1 million loss relating to the early retirement in fiscal year 2010 and gains of $4.6 million and $2.2 million for fiscal year 2009 and fiscal year 2008, respectively.

In fiscal years 2007 and 2006 we retired approximately $130.0 million and $50.7 million aggregate principal balance of our 4.75% convertible subordinated notes due November 2007, respectively. We recognized losses of $7.0 million and $5.5 million on the early retirement of these notes for fiscal year 2007 and fiscal year 2006, respectively.

(6)	Fiscal years ended October 1, 2010, October 2, 2009, October 3, 2008, September 28, 2007 and September 29, 2006 included $40.7 million, $23.5 million, $23.2 million, $13.7 million and $14.2 million, respectively, of share-based compensation expense due to the adoption of the Statement of ASC 718-Compensation-Stock Compensation (“ASC 718”).

(7)	Based on the Company’s evaluation of the realizability of its United States net deferred tax assets through the generation of future taxable income, $38.6 million, $40.0 million and $15.0 million of the Company’s valuation allowance was reversed during the fiscal years ended October 2, 2009, October 3, 2008 and September 28, 2007, respectively. For fiscal year 2009, the amount reversed consisted of $25.4 million recognized as income tax benefit, and $13.2 million recognized as a reduction to goodwill. For fiscal year 2008, the amount reversed consisted of $36.4 million recognized as income tax benefit, and $3.6 million recognized as a reduction to goodwill. For fiscal year 2007, the amount reversed consisted of $1.7 million recognized as income tax benefit, and $13.3 million recognized as a reduction to goodwill.

(8)	Effective October 3, 2009, the Company adopted ASC 470-20- Debt, Debt with Conversion and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

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
BUSINESS FRAMEWORK
We have aligned our product portfolio around two broad markets: cellular handsets and analog semiconductors. In general, our handset portfolio includes highly customized power amplifiers and front-end solutions that are in many of today’s cellular devices, from entry level to multimedia platforms and smart phones. Some of our primary handset customers include LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion, and HTC. Our competitors include Avago Technologies, RF Micro Devices and Triquint Semiconductor.
In parallel, we offer over 2,500 different catalog and custom linear products to a highly diversified non-handset customer base. Our customers include infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Landis + Gyr, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the linear products markets include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.
BASIS OF PRESENTATION
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2010 and 2009 each consisted of 52 weeks and ended on October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 consisted of 53 weeks and ended on October 3, 2008.
Effective October 3, 2009, we adopted ASC 470-20- Debt, Debt with Conversion and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

RESULTS OF OPERATIONS
YEARS ENDED OCTOBER 1, 2010, OCTOBER 2, 2009, AND OCTOBER 3, 2008.
The following table sets forth the results of our operations expressed as a percentage of net revenues for the fiscal years below:

	2010	2009	2008

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	57.4	60.4	60.1

Gross margin	42.6	39.6	39.9
Operating expenses:
Research and development	12.5	15.4	17.0
Selling, general and administrative	11.0	12.5	11.6
Amortization of intangible assets	0.6	0.8	0.7
Restructuring and other charges (credits)	(0.1)	2.0	0.1

Total operating expenses	24.0	30.7	29.4

Operating income	18.6	8.9	10.5
Interest expense	(0.4)	(1.0)	(1.9)
Loss on early retirement of convertible debt	0.0	0.6	0.2
Other income, net	0.0	0.2	0.7

Income before income taxes	18.2	8.7	9.5
Provision (benefit) for income taxes	5.4	(3.1)	(3.4)

Net income	12.8%	11.8%	12.9%

GENERAL
During fiscal year 2010, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:
•	According to some industry estimates, sales of smart phones and mobile internet devices are growing four times faster than traditional cellular handsets given consumer’s appetite for anytime, anywhere connectivity. We believe that this is the driving force behind the higher overall demand for our wireless semiconductor products that support mobile internet, wireless infrastructure, energy management and diversified analog applications. The increase in the overall market coupled with an increase in our market share are the primary drivers of the approximately 33.6% or $269.3 million year-over-year revenue growth.

•	Gross profit increased by $138.6 million or 300 basis points to 42.6% of net revenue for the fiscal year ending October 1, 2010 as compared to fiscal year 2009. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, targeted capital expenditure investments, and the aforementioned increase in net revenues.

•	Operating income increased by $128.0 million or 178.6% over the prior year to 18.6% of revenue for fiscal year 2010. The increase is primarily due to the aforementioned increases in net revenue and gross margin along with a higher degree of operating leverage as the Company maintained relatively constant operating expenditures.

•	We generated $223.0 million in cash from operations during fiscal year 2010 resulting in a cash, cash equivalents and restricted cash balance of $459.4 million at October 1, 2010.

•	In fiscal year 2010, we retired $53.0 million in aggregate principal amount of our 2007 Convertible Notes. These retirements reduced the remaining aggregate outstanding principal balance on our 2007 Convertible Notes to $26.7 million (carrying value of $24.7 million) resulting in a net cash position of $384.6 million at October 1, 2010.

NET REVENUES

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Net revenues	$1,071,849	33.6%	$802,577	(6.7)%	$860,017
We market and sell our products directly to Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”), contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.
Overall revenues in fiscal year 2010 increased by $269.3 million, or 33.6%, from fiscal year 2009. This revenue increase was principally driven by market share gains and higher overall demand for our products used in mobile internet, wireless infrastructure, energy management and diversified analog applications.
Overall revenues in fiscal year 2009 decreased by $57.4 million, or 6.7%, from fiscal year 2008. This revenue decline was principally due to a reduction in demand in our end markets as a result of adverse global macroeconomic conditions, in addition to our exit from certain product areas such as mobile transceivers in the second fiscal quarter of 2009.
For information regarding net revenues by geographic region and customer concentration, see Note 18 of Item 8 of this Annual Report on Form 10-K.
GROSS PROFIT

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Gross profit	$456,833	43.6%	$318,220	(7.2)%	$342,963
% of net revenues	42.6%		39.6%		39.9%
Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
We increased our gross profit by $138.6 million for the fiscal year ending October 1, 2010 as compared to the prior fiscal year, resulting in a 300 basis point expansion in gross profit margin to 42.6%. This was principally the result of continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, targeted capital expenditure investments and the aforementioned increase in net revenue. During fiscal 2010 we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.
We maintained relatively consistent gross profit margins of 39.6% for the fiscal year ended October 2, 2009 as compared to fiscal year 2008 despite a year-over-year decrease in the overall revenue base between the two fiscal years. This was principally the result of aggressive year-over-year material cost reductions, yield improvements, leverage of our fixed costs and cost control measures including capacity management enhanced by the flexibility of our hybrid manufacturing model. Gross profit in aggregate dollars decreased by $24.7 million between fiscal year 2009 and fiscal year 2008 primarily as the result of the aforementioned $57.4 million decrease in overall revenues. In fiscal year 2009, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Research and development	$134,140	8.2%	$123,996	(15.1)%	$146,013
% of net revenues	12.5%		15.4%		17.0%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The 8.2% increase in research and development expenses in fiscal year 2010 when compared to fiscal year 2009 is principally attributable to higher head count and related compensation costs. In addition, the Company had ramped design activity resulting in higher mask, prototype and materials costs in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for fiscal year 2010 as a result of the aforementioned increase in net revenue.
The decrease in research and development expenses in aggregate dollars and as a percentage of net revenues for fiscal year 2009 when compared to fiscal year 2008 was principally attributable to the restructuring plan implemented on January 22, 2009 in which we exited non-core product areas.
SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Selling, general and administrative	$117,853	17.4%	$100,421	0.4%	$100,007
% of net revenues	11.0%		12.5%		11.6%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.
The increase in selling, general and administrative expenses for fiscal year 2010 as compared to fiscal year 2009 is principally due to share-based compensation which increased primarily as a result of our increased stock price in fiscal year 2010 as compared to 2009. Selling, general and administrative expenses as a percentage of net revenues decreased for fiscal year 2010, as compared to fiscal year 2009, due to the aforementioned increase in fiscal year 2010 revenue.
Selling, general and administrative expenses remained relatively unchanged for fiscal year 2009 as compared to fiscal year 2008. Selling, general and administrative expenses as a percentage of net revenues increased for fiscal year 2009, as compared to fiscal year 2008, mainly due to the aforementioned decline in fiscal year 2009 revenue.
AMORTIZATION OF INTANGIBLE ASSETS

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Amortization	$6,136	0.3%	$6,118	1.9%	$6,005
% of net revenues	0.6%		0.8%		0.7%
Amortization expense remained consistent during the fiscal years presented above.

For additional information regarding goodwill and intangible assets, see Note 8 of Item 8 of this Annual Report on Form 10-K.
RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Restructuring and other charges	$(1,040)	(106.5)%	$15,982	2718.7%	$567
% of net revenues	(0.1)%		2.0%		0.1%
Restructuring and other charges consist of charges for asset impairments and restructuring activities.
On January 22, 2009, we implemented a restructuring plan to realign our costs given the business conditions at the time. We exited our mobile transceiver product area and reduced global headcount by approximately 4%, or 150 employees which resulted in a reduction to annual operating expenditures of approximately $20 million. We recorded various charges associated with this action. In total, we recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.
During fiscal year 2010 we recorded a gain of $1.0 million on the sale of a capital asset previously impaired during the 2009 restructuring.
For additional information regarding restructuring charges and liability balances, see Note 16 of Item 8 of this Annual Report on Form 10-K.
INTEREST EXPENSE

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Interest expense	$4,246	(48.8)%	$8,290	(49.2)%	$16,324
% of net revenues	0.4%		1.0%		1.9%
Interest expense is comprised principally of interest expense related to the Company’s 2007 Convertible Notes which has been calculated under ASC 470-20 Debt, Debt with Conversion and Other Options.
Interest expense includes charges in connection with our $50.0 million Credit Facility between Skyworks USA, Inc., our wholly owned subsidiary, and Wells Fargo Bank, N.A. Our ability to borrow under the Credit Facility expired in October 2010 and, given our strong cash position, management has determined that the Credit Facility was no longer required and accordingly, has been substantially repaid as of November 29, 2010.
The decrease in interest expense for the fiscal year ended October 1, 2010 as compared to fiscal year 2009 is primarily due to the decline in interest payments and amortization of discount associated with the early retirement and settlement of $53.0 million in aggregate principal amount of our 2007 Convertible Notes.

The decrease in interest expense for the fiscal year ended October 2, 2009 as compared to fiscal year 2008 in aggregate dollars and as a percentage of net revenues is due to the early retirement of $57.9 million in aggregate principal amount of the Company’s 2007 Convertible Notes in fiscal year 2009.
For additional information regarding our borrowing arrangements, see Note 9 of Item 8 of this Annual Report on Form 10-K.
(LOSS) GAIN ON EARLY RETIREMENT OF CONVERTIBLE DEBT

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

(Loss) gain on early retirement of convertible debt	$(79)	(101.7)%	$4,590	112.7%	$2,158
% of net revenues	(0.0)%		0.6%		0.2%
We retired $32.6 million and $20.4 million in aggregate principal amount of our 2007 Convertible Notes due in 2010 and 2012, respectively, during the fiscal year. We recorded a net loss of $0.1 million during fiscal year 2010 related to the early retirement of these notes.
We retired $57.9 million and $62.4 million in aggregate principal amount of our 2007 Convertible Notes and recorded a net gain of $4.6 million and $2.2 million in fiscal year 2009 and fiscal year 2008, respectively.
For additional information regarding our borrowing arrangements, see Note 9 of Item 8 of this Annual Report on Form 10-K.

OTHER (LOSS) INCOME, NET

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Other (loss) income, net	$(345)	(119.7)%	$1,753	(70.7)%	$5,983
% of net revenues	(0.0)%		0.2%		0.7%
Other income, net is comprised primarily of interest income on invested cash balances, other non-operating income and expense items and foreign exchange gains/losses.
The decreases in other income in both aggregate dollars and as a percentage of net revenues for the fiscal year ended October 1, 2010 as compared to fiscal year 2009 related to an overall decline in interest income on invested cash balances due to lower rates combined with a net loss on foreign currency translation.
For the fiscal year ended October 2, 2009 as compared to fiscal year 2008, the overall decline in interest income on invested cash balances is due to lower interest rates in fiscal year 2009.
PROVISION (BENEFIT) FOR INCOME TAXES

	Fiscal Years Ended
	October 1,		October 2,		October 3,
(dollars in thousands)	2010	Change	2009	Change	2008

Provision (benefit) for income taxes	$57,780	329.0%	$(25,227)	12.5%	$(28,818)
% of net revenues	5.4%		(3.1)%		(3.4)%
The income tax provision for the fiscal year ended October 1, 2010 was $57.8 million as compared to a benefit of $25.2 million in fiscal year 2009. The annual effective tax rate for fiscal year 2010 was 29.6% as compared to a tax benefit of 36.2% for fiscal year 2009. The income tax provision for fiscal year 2010 consisted of $51.9 million, $5.0 million and $0.9 million for United States tax expense, reserves for tax uncertainties, and foreign tax expense, respectively. The fiscal year 2009 benefit of $25.2 million was primarily due to a $25.4 million reduction in the valuation allowance related to the utilization and recognition of future tax benefits on United States federal and state net operating loss and credit carry forwards and other items, and United States income tax benefit of $1.0 million, offset by increases to reserves for tax uncertainties of $0.3 million and foreign tax expense of $0.9 million.
The income tax benefit was $25.2 million and $28.8 million for fiscal year 2009 and 2008, respectively. The fiscal year 2008 benefit of $28.8 million is due to a $36.4 million reduction in the valuation allowance related to the partial recognition of future tax benefits from United States federal and state net operating loss and credit carry forwards, offset by United States income tax expense of $1.2 million, a charge in lieu of tax expense of $7.0 million, and foreign tax benefit of $0.6 million. The fiscal year 2008 charge in lieu of tax expense resulted from a partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which required a reduction of goodwill.
In accordance with ASC 740, Income Taxes, we have determined it is more likely than not that a portion of our historic and current year income tax benefits will not be realized. Accordingly, as of October 1, 2010, we have maintained a valuation allowance of $25.6 million of which $24.0 million relates to our United States deferred tax assets (principally related to state research tax credits), and $1.6 million relates to our foreign operations. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $25.2 million income tax benefit, and up to a $0.4 million reduction to goodwill may be recognized.
Our balance of deferred tax assets, net of deferred tax liabilities, as of October 1, 2010 is $93.0 million. Realization of our deferred tax assets is dependent upon generating taxable income in the future. We will continue to evaluate our valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as a reduction to goodwill or an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. We will need to generate $189.9 million of future United States federal taxable income to utilize our United States deferred tax assets as of October 1, 2010.
No provision has been made for United States, state, or additional foreign income taxes related to approximately $52.3 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings, were not permanently reinvested.
Our gross unrecognized tax benefits totaled $19.9 million and $8.9 million as of October 1, 2010 and October 2, 2009, respectively. Of the total unrecognized tax benefits at October 1, 2010, $11.4 million would lower the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to our valuation allowance and certain positions which were required to be capitalized. There are no positions which we anticipate could change materially within the next twelve months.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(dollars in thousands)	2010	2009	2008

Cash and cash equivalents at beginning of period	$364,221	$225,104	$241,577

Net cash provided by operating activities	222,962	218,805	182,673
Net cash used in investing activities	(95,329)	(49,528)	(94,959)
Net cash used in financing activities	(38,597)	(30,160)	(104,187)

Cash and cash equivalents at end of period (1)	$453,257	$364,221	$225,104

(1)	Does not include restricted cash balances
Cash Flow from Operating Activities:
Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For fiscal year 2010 we generated $223.0 million in cash flow from operations, an increase of $4.2 million when compared to the $218.8 million generated in fiscal year 2009. During fiscal year 2010, net income increased by $42.3 million to $137.3 million when compared to fiscal year 2009. Despite the increase in net income, net cash provided by operating activities remained relatively consistent. This was primarily due to:
•	Fiscal year 2010 net income included a deferred tax expense of $38.5 million compared to a $24.9 million deferred tax benefit included in 2009 net income due to the release of the tax valuation allowance in fiscal year 2009.

•	During fiscal year 2010, the Company invested in working capital as result of higher business activity. Compared to fiscal year 2009, accounts receivable, inventory and accounts payable increased by $60.9 million, $38.8 million and $42.9 million, respectively.
Cash Flow from Investing Activities:
Cash flow from investing activities consists primarily of capital expenditures and acquisitions. We had net cash outflows of $95.3 million in fiscal year 2010, compared to $49.5 million in fiscal year 2009. The increase is primarily due to an increase of $49.8 million in capital expenditures. We anticipate our capital spending to be consistent in fiscal year 2011 to maintain our projected growth rate.
Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During fiscal year 2010, we had net cash outflows of $38.6 million, compared to $30.2 million in fiscal year 2009. During the year we had the following significant transactions:

•	We retired $53.0 million in aggregate principal amount (carrying value of $51.1 million) of 2007 Convertible Notes for $80.7 million, which included a $29.6 million premium paid for the equity component of the instrument.

•	We received net proceeds from employee stock option exercises of $40.5 million in fiscal year 2010, compared to $38.7 million in fiscal year 2009.
Liquidity:
Cash and cash equivalent balances increased $89.0 million to $453.3 million at October 1, 2010 from $364.2 million at October 2, 2009. Our net cash position, after deducting our short and long term debt, increased by $137.7 million to $378.5 million at October 1, 2010 from $240.8 million at October 2, 2009. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially adversely affected.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include time deposits and certificates of deposit. At October 1, 2010, we also held a $3.2 million par value auction rate security. Disruptions in the credit markets have impaired the value of this security. During the fiscal year ended October 3, 2008, we concluded the fair value of the auction rate security was $2.3 million, and the carrying value was reduced by $0.9 million. In the fiscal year ended October 3, 2008, we recorded temporary unrealized losses of approximately $0.9 million in other comprehensive income and the auction rate security balance was reclassified to non-current other assets. We continue to monitor the liquidity and accounting classification of this security. If in a future period we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
On July 15, 2003, we entered into a receivables purchase agreement under which we have agreed to sell from time to time certain of our accounts receivable to Skyworks USA, Inc., a wholly-owned special purpose entity that is fully consolidated for accounting purposes. Concurrently, Skyworks USA entered into the Credit Facility. Any interest incurred by Skyworks USA related to monies it borrows under the Credit Facility is recorded as interest expense in the Company’s consolidated results of operations. Interest related to the Credit Facility is at LIBOR plus 0.75%. As of October 1, 2010, Skyworks USA had borrowed $50.0 million under this agreement. Our ability to borrow under the Credit Facility expired in October 2010 and, given our strong cash position, management has determined that the Credit Facility was no longer required and accordingly, has been substantially repaid as of November 29, 2010.
OFF-BALANCE SHEET ARRANGEMENTS
We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).
CONTRACTUAL CASH FLOWS
Following is a summary of our contractual payment obligations for consolidated debt, purchase agreements, operating leases, other commitments and long-term liabilities at October 1, 2010 (see Notes 9 and 13 of Item 8 of this Annual Report on Form 10-K), in thousands:

	Payments Due By Period
		Less Than 1
Obligation	Total	Year	1-3 years	3-5 Years	Thereafter
Short-Term Debt Obligations(1)	$50,000	$50,000	$—	$—	$—
Long-Term Debt Obligations	26,677	—	26,677	—	—
Other Commitments (2)	11,401	7,720	3,681	—	—
Operating Lease Obligations	21,811	5,553	7,274	4,956	4,028
Other Long-Term Liabilities (3)	18,389	1,753	791	262	15,583

	$128,278	$65,026	$38,423	$5,218	$19,611

(1)	Short-Term Debt obligation represents the cancellation and repayment of the Credit Facility which will occur during the first quarter of fiscal year 2011.

(2)	Other Commitments consist of contractual license and royalty payments, and other purchase obligations.

(3)	Other Long-Term Liabilities includes our gross unrecognized tax benefits, as well as executive deferred compensation which are both classified as beyond five years due to the uncertain nature of the commitment.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, allowance for doubtful accounts, inventory valuation, share-based compensation, impairment of long-lived assets, goodwill and intangibles, and income taxes.
On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Our significant accounting policies are discussed in detail in Note 1 in Item 8 In this Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Revenue Recognition

We recognize revenue in accordance with ASC 605 Revenue Recognition net of estimated reserves. We maintain revenue reserves for product returns and allowances for price protection / stock rotation for certain electronic component distributors. These reserves are based on historical experience or specific identification of a contractual arrangement necessitating a revenue reserve.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price protection and stock rotation. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements.
We have not made any material changes in our accounting methodology used to record revenue reserves during the last three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that would have a material impact to earnings.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts for amounts that we estimate will arise from customers’ inability to make required payments against amounts owed on credit sales. The reserve is based on the analysis of credit risk and aged receivable balances.

Our allowance for doubtful accounts methodology contains uncertainties because it requires management to apply judgment to evaluate credit risk and collectability of aged accounts receivables based on historical experience and forward looking assumptions.

During fiscal year 2010 we modified the process in which we evaluate customers’ creditworthiness when establishing our allowance. This did not have a material effect in our balance. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions that would have a material impact to earnings.

Inventory Valuation

We value our inventory at the lower of cost of the inventory or fair market value through the establishment of excess and obsolete inventory reserves. Our reserve is based on a detailed analysis of forecasted demand in relation to on-hand inventory, salability of our inventory, general market conditions, and product life cycles.

Our inventory reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence.

We have not made any material changes to our inventory reserve methodology during the last three fiscal years. We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or changes in technology affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves as of October 1, 2010 would affect fiscal year 2010 earnings by approximately $1.2 million.

Stock-Based Compensation

We have a stock-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 11 of Item 8 for a detailed listing and complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock-based compensation at the date of grant using the Black Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; our expected stock price volatility over the term of the award, risk-free rate, the expected life and potential forfeitures of awards. Management periodically evaluates these assumptions and updates stock based compensation expense accordingly.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate and stock based compensation recognized by the Company.

We have not made any material changes in the accounting methodology we used to calculate stock-based compensation during the past three fiscal years. We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to a material change in stock-based compensation expense. A 10% difference in our stock-based compensation expense for the year ended October 1, 2010 would affect fiscal year 2010 earnings by approximately $4.1 million.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Valuation of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or circumstances arise that may indicate that the carrying value of the asset may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the assets to the asset’s estimated undiscounted future cash flows (excluding interest). If the estimated undiscounted future cash flows are less than the carrying value of the asset or asset group, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate asset fair values, including estimating future cash flows, useful lives and selecting an appropriate discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may incur material losses.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority. We record a valuation allowance against deferred tax assets that we feel are more likely than not to not be realized.
We have not made any material changes in the accounting methodology we used to measure our deferred tax assets and liabilities or reserves for additional income tax liabilities. If our estimate of income tax liabilities proves to be less than the ultimate assessment, or events caused us to change our estimate of probable additional income tax liability, a further charge to expense would be required. The Company expects to continue to be profitable and therefore has determined that a valuation allowance is not required against our deferred tax assets, except for certain state and foreign tax credits. If certain events caused us to change our estimate of the realizability of our deferred tax assets and liabilities, a further charge to expense would be required.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Goodwill and Intangible Assets

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fiscal fourth quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other intangibles may not be recoverable. Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of our goodwill and intangible assets. Pursuant to the guidance provide under ASC 280-Segment Reporting, we have determined that we have only one reporting unit for the purposes of allocating and testing goodwill.

The impairment evaluation involves comparing the fair value to the carrying value of the reporting unit. We use the market price of the Company’s stock adjusted for a market premium to calculate the fair value of the reporting unit. If the fair value exceeds the carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the possible goodwill impairment loss.

In the second step, we would use a discounted cash flow methodology to determine the implied fair value of our goodwill. The implied fair value of the reporting unit’s goodwill would then be compared to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we would recognize a loss equal to the excess.

Our impairment analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate control premiums, discount rate, future cash flows and the profitability of future business strategies.

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. The carrying value of goodwill and indefinite-lived intangible assets at October 1, 2010 were $485.6 million and $3.3 million, respectively. Based on the results of our impairment test, we had a significant excess fair value over the carrying value. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate goodwill and intangible asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.
OTHER MATTERS
Inflation did not have a material impact upon our results of operations during the three-year period ended October 1, 2010.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of October 1, 2010 consisted of the following (in thousands):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$453,257
Restricted cash (time deposits and certificates of deposit)	6,128
Available for sale securities (auction rate securities)	2,288

$461,673

The main objective of our investment activities is the liquidity and preservation of capital. In general, our cash and cash equivalent investments have short-term maturity periods which dampen the impact of significant market or interest rate risk. Credit risk associated with our investments is not material as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We currently do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives in the future.
We are subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities carry a longer maturity period (contractual maturities exceed ten years).
Our short-term debt consists of borrowings under our Credit Facility of $50.0 million. Interest related to our borrowings under our Credit Facility is at a variable rate of LIBOR plus 0.75% and was approximately 1.01% at October 1, 2010. Our ability to borrow under the Credit Facility expired in October 2010 and, given our strong cash position, management has determined that the Credit Facility was no longer required and accordingly, has been substantially repaid as of November 29, 2010.
Our long-term debt at October 1, 2010 consists of $26.7 million aggregate principal amount our 2007 Convertible Notes. The 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future. These shares have been included in the computation of fully diluted earnings per share for the fiscal year ended October 1, 2010.
We do not believe that investment of interest rate risk is material to our business or results of operations.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, the Company had foreign exchange gains/(losses) of $(0.6) million, $0.7 million, and $(0.6) million, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements of the Company for the fiscal year ended October 1, 2010 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 45

(2)	Consolidated Statements of Operations for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 46

(3)	Consolidated Balance Sheets at October 1, 2010 and October 2, 2009	Page 47

(4)	Consolidated Statements of Cash Flows for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 48

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 49

(6)	Notes to Consolidated Financial Statements	Pages 51 through 77

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended October 1, 2010. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2010 Form 10-K. We also have audited Skyworks Solutions Inc.’s internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyworks Solutions, Inc. and subsidiaries as of October 1, 2010 and October 2, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 9 to the consolidated financial statements, effective October 3, 2009, the Company adopted the provisions of Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options and retrospectively adjusted all periods presented in the consolidated financial statements referred to above.
/s/ KPMG LLP
Boston, Massachusetts
November 29, 2010

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009 (1)	2008 (1)

Net revenues	$1,071,849	$802,577	$860,017
Cost of goods sold	615,016	484,357	517,054

Gross profit	456,833	318,220	342,963

Operating expenses:
Research and development	134,140	123,996	146,013
Selling, general and administrative	117,853	100,421	100,007
Amortization of intangible assets	6,136	6,118	6,005
Restructuring and other charges (credits)	(1,040)	15,982	567

Total operating expenses	257,089	246,517	252,592

Operating income	199,744	71,703	90,371
Interest expense	(4,246)	(8,290)	(16,324)
(Loss) gain on early retirement of convertible debt	(79)	4,590	2,158
Other (expense) income, net	(345)	1,753	5,983

Income before income taxes	195,074	69,756	82,188
Provision (benefit) for income taxes	57,780	(25,227)	(28,818)

Net income	$137,294	$94,983	$111,006

Per share information:

Net income, basic	$0.78	$0.57	$0.69

Net income, diluted	$0.75	$0.56	$0.67

Number of weighted-average shares used in per share computations, basic	175,020	167,047	161,878

Number of weighted-average shares used in per share computations, diluted	182,738	169,663	164,755

(1)	Effective October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 9 to the Consolidated Financial Statements for further discussion.
See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	October 1,	October 2,
	2010	2009 (1)

ASSETS
Current assets:
Cash and cash equivalents	$453,257	$364,221
Restricted cash	6,128	5,863
Receivables, net of allowance for doubtful accounts of $1,177 and $2,845, respectively	175,232	115,034
Inventories	125,059	86,097
Other current assets	30,189	18,912

Total current assets	789,865	590,127
Property, plant and equipment, net	204,363	162,299
Goodwill	485,587	482,893
Intangible assets, net	12,509	18,245
Deferred tax assets	60,569	89,163
Other assets	11,159	9,864

Total assets	$1,564,052	$1,352,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$50,000	$81,865
Accounts payable	111,967	69,098
Accrued compensation and benefits	35,695	29,449
Other current liabilities	6,662	15,831

Total current liabilities	204,324	196,243
Long-term debt, less current maturities	24,743	41,483
Other long-term liabilities	18,389	6,086

Total liabilities	247,456	243,812

Commitments and contingencies (Note 13 and Note 14)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 185,683 shares issued and 180,263 shares outstanding at October 1, 2010 and 177,873 shares issued and 172,815 shares outstanding at October 2, 2009	45,066	43,204
Additional paid-in capital	1,641,406	1,568,416
Treasury stock, at cost	(40,719)	(36,307)
Accumulated deficit	(327,860)	(465,154)
Accumulated other comprehensive loss	(1,297)	(1,380)

Total stockholders’ equity	1,316,596	1,108,779

Total liabilities and stockholders’ equity	$1,564,052	$1,352,591

(1)	Effective October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 9 to the Consolidated Financial Statements for further discussion.
See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009 (1)	2008 (1)
Cash flows from operating activities:
Net income	$137,294	$94,983	$111,006
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	40,741	23,466	23,212
Depreciation	46,573	44,413	44,712
Charge in lieu of income tax expense	—	—	7,014
Amortization of intangible assets	6,136	6,118	6,933
Amortization of discount and deferred financing costs on convertible debt	2,693	5,589	10,748
Contribution of common shares to savings and retirement plans	11,706	8,502	10,407
Non-cash restructuring expense	—	955	567
Deferred income taxes	38,543	(24,866)	(36,648)
Excess tax benefit from share-based payments	(6,287)	—	—
Loss on disposal of assets	292	411	276
Inventory write-downs	—	3,458	—
Asset impairments	—	5,616	—
Provision for losses (recoveries) on accounts receivable	703	1,797	(614)
Changes in assets and liabilities net of acquired balances:
Receivables	(60,901)	29,947	21,223
Inventories	(38,818)	15,678	(16,082)
Other current and long-term assets	(8,349)	(3,932)	2,860
Accounts payable	42,869	9,219	2,110
Other current and long-term liabilities	9,767	(2,549)	(5,051)

Net cash provided by operating activities	222,962	218,805	182,673

Cash flows from investing activities:
Capital expenditures	(88,929)	(39,172)	(64,832)
Payments for acquisitions	(6,400)	(10,356)	(32,627)
Sale of investments	—	—	10,000
Purchase of investments	—	—	(7,500)

Net cash used in investing activities	(95,329)	(49,528)	(94,959)

Cash flows from financing activities:

Retirement of 2007 Convertible Notes	(51,107)	(51,107)	(56,570)
Reacquisition of equity component of Convertible Notes	(29,602)	(15,432)	(14,809)
Retirement of Junior Notes	—	—	(49,335)
Excess tax benefit from share-based payments	6,287	—	—
Change in restricted cash	(265)	100	541
Repurchase of common stock	(4,412)	(2,389)	(2,063)
Net proceeds from exercise of stock options	40,502	38,668	18,049

Net cash used in financing activities	(38,597)	(30,160)	(104,187)

Net increase (decrease) in cash and cash equivalents	89,036	139,117	(16,473)
Cash and cash equivalents at beginning of period	364,221	225,104	241,577

Cash and cash equivalents at end of period	$453,257	$364,221	$225,104

Supplemental cash flow disclosures:
Taxes paid	$14,757	$1,009	$1,156

Interest paid	$715	$2,323	$6,023

(1)	Effective October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 9 to the Consolidated Financial Statements for further discussion.
See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity

Balance at September 28, 2007 (1)	161,101	$40,275	4,492	$(31,855)	$1,481,481	$(671,143)	$(215)	$818,543

Net income	—	—	—	—	—	111,006	—	111,006

Impairment of Auction Rate Security	—	—	—	—	—	—	(912)	(912)
Pension adjustment	—	—	—	—	—	—	(53)	(53)

Other comprehensive loss	—	—	—	—	—	—	(965)	(965)

Comprehensive income	—	—	—	—	—	—	—	110,041

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	3,951	988	—	—	40,308	—	—	41,296

Reacquisition of equity components of convertible notes (1)	—	—	—	—	(14,809)	—	—	(14,809)

Issuance and expense of common shares for restricted stock and performance shares	780	195	—	—	8,401	—	—	8,596

Shares withheld for taxes	(240)	(60)	240	(2,063)	60	—	—	(2,063)

Balance at October 3, 2008 (1)	165,592	$41,398	4,732	$(33,918)	$1,515,441	$(560,137)	$(1,180)	$961,604

Net income	—	—	—	—	—	94,983	—	94,983

Pension adjustment	—	—	—	—	—	—	(200)	(200)

Other comprehensive loss	—	—	—	—	—	—	(200)	(200)

Comprehensive income	—	—	—	—	—	—	—	94,783

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	7,159	1,790	—	—	59,214	—	—	61,004

Reacquisition of equity components of convertible notes (1)	—	—	—	—	(15,432)	—	—	(15,432)

Issuance and expense of common shares for restricted stock and performance shares	390	98	—	—	9,111	—	—	9,209

Shares withheld for taxes	(326)	(82)	326	(2,389)	82	—	—	(2,389)

Balance at October 2, 2009 (1)	172,815	$43,204	5,058	$(36,307)	$1,568,416	$(465,154)	$(1,380)	$1,108,779

Net income	—	—	—	—	—	137,294	—	137,294

Pension adjustment	—	—	—	—	—	—	83	83

Other comprehensive income	—	—	—	—	—	—	83	83

Comprehensive income	—	—	—	—	—	—	—	137,377

Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	6,083	1,521	—	—	69,410	—	—	70,931

Reacquisition of equity components of convertible notes (after-tax) (1)	—	—	—	—	(28,832)	—	—	(28,832)

		Par value					Accumulated
	Shares of	of	Shares of	Value of	Additional		Other	Total
	Common	Common	Treasury	Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Deficit	Loss	Equity

Excess tax benefit from share based compensation	—	—	—	—	11,491	—	—	11,491

Issuance and expense of common shares for restricted stock and performance shares	1,727	432	—	—	20,830	—	—	21,262

Shares withheld for taxes	(362)	(91)	362	(4,412)	91	—	—	(4,412)

Balance at October 1, 2010	180,263	$45,066	5,420	$(40,719)	$1,641,406	$(327,860)	$(1,297)	$1,316,596

(1)	Effective October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle. See Note 9 to the Consolidated Financial Statements for further discussion.
See the accompanying notes to the consolidated financial statements.

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
The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.
FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2010 and 2009 each consisted of 52 weeks and ended on October 1, 2010 and October 2, 2009, respectively. Fiscal year 2008 consisted of 53 weeks and ended on October 3, 2008.
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
REVENUE RECOGNITION
Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of ASC 605-Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognize revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of a contractual arrangement necessitating a revenue reserve.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts for losses that they estimate will arise from their customers’ inability to make required payments. These reserves require management to apply judgment in deriving estimates. As the Company becomes aware of any specific receivables which may be uncollectable, they perform additional analysis and reserves are recorded if deemed necessary. Determination of such additional specific reserves require management to make judgments and estimates pertaining to factors such as a customer’s credit worthiness, intent and ability to pay, and overall financial position. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and its results of operations could be materially affected.
CASH AND CASH EQUIVALENTS
The Company’s cash and cash equivalents primarily consist of cash money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper.
INVESTMENTS
The Company’s investment is classified as available for sale and consists of an auction rate security (“ARS”).
RESTRICTED CASH
Restricted cash is primarily used to collateralize the Company’s obligation under the Credit Facility, which management plans to repay during the first quarter of fiscal 2011. For further information regarding the Credit Facility, please see Note 9 to the Consolidated Financial Statements.
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
If actual demand and market conditions are less favorable than those the Company projects, additional inventory reserves may be required and its results of operations could be materially affected. Some or all of the inventories that have been reserved may be retained and made available for sale; however, they are generally scrapped over time.
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
SHARE-BASED COMPENSATION
The Company applies ASC 718 Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, employee stock purchases related to the Company’s 2002 Employee Stock Purchase Plan, restricted stock and other special share-based awards based on estimated fair values. The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.
The fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Due to the existence of both performance and service conditions, certain restricted stock grants are expensed over the service period for each separately vesting tranche.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended October 1, 2010 only included share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 1, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
VALUATION OF LONG-LIVED ASSETS
Carrying values for long-lived assets and definite lived intangible assets, which exclude goodwill, are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, significant negative industry or economic trends and a significant decline in its stock price for a sustained period of time. In addition, impairment reviews are conducted at the judgment of management whenever asset / asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset / asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset / asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset/asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.
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

The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s assessment of its fair value, the Company considers the average market price of its common stock surrounding the selected testing date, the number of shares of its common stock outstanding during such period and other marketplace activity and related control premiums. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill, to the book value of its goodwill. If the book value of the Company’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized equal to that excess. In step two of the Company’s annual impairment analysis, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets have become impaired and result in additional interim impairment testing.
In fiscal year 2010, the Company performed impairment tests of its goodwill as of the first day of the fourth fiscal quarter in accordance with the Company’s regularly scheduled annual testing. The results of this test indicated that none of the Company’s goodwill was impaired based on step one of the test; accordingly step two of the test was not performed.
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
The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to its ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company’s ability to develop products to its customers’ specifications, technological change, the competitive environment and changes in regulatory requirements which may impact its ability to generate taxable income and, in turn, realize the value of its deferred tax assets. In addition, the current uncertain economic environment limits the Company’s ability to confidently forecast its taxable income. In fiscal years 2010 and 2009, the Company’s estimates of future taxable income were prepared in a manner consistent with its assessment of various factors, including market and industry conditions, operating trends, product life cycles and competitive and regulatory environments.
The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, ASC 740 (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
FINANCIAL INSTRUMENTS
The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, short-term debt and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term debt and investments are based on quoted market prices if available, and if not available a fair value is determined through a discounted cash flow analysis at the date of measurement.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company accounts for comprehensive loss in accordance with the provisions of ASC 220 - Comprehensive Income (“ASC 220”). ASC 220 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated other comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability as follows (in thousands):

			Accumulated
		Auction Rate	Other
	Pension	Securities	Comprehensive
	Adjustments	Adjustment	Loss
Balance as of October 3, 2008	$(268)	$(912)	$(1,180)
Pension adjustment	(200)	—	(200)

Balance as of October 2, 2009	$(468)	$(912)	$(1,380)
Pension adjustment	83	—	83

Balance as of October 1, 2010	$(385)	$(912)	$(1,297)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASC 810
In December 2007, the FASB issued amendments to ASC 810-Consolidation (“ASC 810”). ASC 810 amends previously issued authoritative literature to amend accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of consolidation procedures for consistency with the requirements of ASC 805. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement was applied prospectively as of the beginning of the fiscal year. The adoption of ASC 810 did not have an impact on the Company’s results of operations or financial position because the Company does not have any minority interests.
ASC 825
In February 2007, the FASB issued ASC 825-Financial Instruments (“ASC 825”), including an amendment of ASC 320-Investments-Debt and Equity Securities (“ASC 320”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825 was effective for the Company beginning on October 3, 2009. The adoption of ASC 825 did not have a material impact on the Company’s results from operations or financial position.
ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition (“ASC 605”) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence or VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.
3. BUSINESS COMBINATIONS
The Company did not complete any business combinations during its fiscal year ended October 1, 2010.

4. MARKETABLE SECURITIES
The Company accounts for its investment in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. At October 1, 2010, these securities consisted of $3.2 million par value in auction rate securities, which are long-term debt instruments intended to provide liquidity through a Dutch auction process that resets interest rates each period. The uncertainties in the credit markets have caused the ARS to become illiquid resulting in failed auctions.
During the fiscal year ended October 3, 2008, the Company performed a comprehensive valuation and discounted cash flow analysis on the ARS. The Company concluded the value of the ARS was $2.3 million thus the carrying value of these securities was reduced by $0.9 million, reflecting this change in fair value. The Company assessed the decline in fair value to be temporary and recorded this reduction in shareholders’ equity in accumulated other comprehensive loss. The Company will continue to closely monitor the ARS and evaluate the appropriate accounting treatment in each reporting period. If in a future period the Company determines that the impairment is other than temporary, the Company will impair the security to its fair value and charge the loss to earnings. The Company holds no other auction rate securities.
5. FINANCIAL INSTRUMENTS
On October 4, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure (“ASC 820”) for financial assets and liabilities measured at fair value. The Company adopted ASC 820-10-55, for non-financial assets and liabilities including intangible assets and reporting units measured at fair value in the first step of a goodwill impairment test on October 3, 2009. In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company’s ARS, discussed in Note 4, Marketable Securities, is classified as level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the fiscal year ending October 1, 2010. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the fiscal year.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of October 1, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$427,789	$427,789	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$430,077	$427,789	$—	$2,288

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment. There was no impairment recognized during the fiscal year ending October 1, 2010.
6. INVENTORY
Inventories consist of the following (in thousands):

	As of
	October 1,	October 2,
	2010	2009

Raw materials	$16,108	$9,889
Work-in-process	74,701	56,074
Finished goods	20,209	12,950
Finished goods held on consignment by customers	14,041	7,184

Total inventories	$125,059	$86,097

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	October 1,	October 2,
	2010	2009

Land	$9,423	$9,423
Land and leasehold improvements	5,475	5,063
Buildings	42,918	39,992
Furniture and fixtures	24,784	24,450
Machinery and equipment	455,157	393,566
Construction in progress	28,901	19,209

Total property, plant and equipment, gross	566,658	491,703
Accumulated depreciation and amortization	(362,295)	(329,404)

Total property, plant and equipment, net	$204,363	$162,299

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted	As of			As of
	Average	October 1, 2010			October 2, 2009
	Amortization	Gross		Net	Gross		Net
	Period Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$485,587	$—	$485,587	$482,893	$—	$482,893

Amortized intangible assets
Developed technology	1.7	$14,150	$(10,862)	$3,288	$13,750	$(8,899)	$4,851
Customer relationships	1.9	21,510	(15,894)	5,616	21,510	(12,697)	8,813
Patents and other	1.2	5,966	(5,630)	336	5,966	(4,654)	1,312

		41,626	(32,386)	9,240	41,226	(26,250)	14,976

Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$44,895	$(32,386)	$12,509	$44,495	$(26,250)	$18,245

Amortization expense related to intangible assets was $6.1 million for each of fiscal years 2010 and 2009 and $6.9 million for fiscal year 2008.
The changes in the gross carrying amount of goodwill and intangible assets are as follows:

		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total

Balance as of October 3, 2008	$483,671	$11,850	$21,210	$3,549	$3,269	$523,549
Additions during period	6,395	1,900	300	2,417	—	11,012
Deductions during year	(7,173)	—	—	—	—	(7,173)

Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388
Additions during period	2,731	400	—	—	—	3,131
Deductions during year	(37)	—	—	—	—	(37)

Balance as of October 1, 2010	$485,587	$14,150	$21,510	$5,966	$3,269	$530,482

Goodwill is adjusted as required as a result of the realization of deferred tax assets. The benefit from the recognition of a portion of these deferred items reduces the carrying value of goodwill instead of reducing income tax expense. Accordingly, future realization of certain deferred tax assets will reduce the carrying value of goodwill. For the fiscal year ended October 2, 2009 goodwill was reduced by $7.2 million. The remaining deferred tax assets that could reduce goodwill in future periods are $0.4 million as of October 1, 2010.
Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$5,319	$3,783	$138	$—	$—
9. BORROWING ARRANGEMENTS
LONG-TERM DEBT
     Long-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

2007 Convertible Notes	$24,743	$73,348
Less-current maturities	—	31,865

Total long-term debt	$24,743	$41,483

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
During the fiscal year ending October 1, 2010, the Company redeemed the remaining $32.6 million of aggregate principal amount of the 1.25% Notes and redeemed $20.4 million of aggregate principal amount of the 1.50% Notes. The Company paid a cash premium (cash paid less principal amount) of $15.1 million and $12.4 million on the retirements of the 1.25% and 1.50% Notes, respectively. After applying ASC 470-20, the Company recorded a total gain on the transaction of approximately $0.1 million (including commissions and deferred financing).
The following tables provide additional information about the Company’s 2007 Convertible Notes (in thousands):

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

Equity component of the convertible notes outstanding	$6,061	$15,670
Principal amount of the convertible notes	26,677	79,733
Unamortized discount of the liability component	1,934	6,385
Net carrying amount of the liability component	24,743	73,348

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$734	$1,391
Effective interest expense recognized	$2,502	$4,954
The remaining unamortized discount on the 1.50% Notes will be amortized over the next seventeen months. As of October 1, 2010, the if converted value of the remaining 1.50% Notes exceeds the related principal amount by approximately $31.2 million. As of October 1, 2010 and October 2, 2009, the number of shares of the Company’s common stock underlying the then remaining 2007 Convertible Notes (which at October 2, 2009 included both the 1.25% Notes and the 1.50% Notes) were 2.8 million and 8.4 million, respectively.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statements of Operations as follows (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	October 2, 2009			October 3, 2008
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense	$(3,644)	$(8,290)	$(4,646)	$(7,330)	$(16,324)	$(8,994)
(Loss) Gain on early retirement of convertible debt (1)	(4,066)	4,590	8,656	(6,836)	2,158	8,994
(Benefit) for income taxes	(27,543)	(25,227)	(2,316)	(28,818)	(28,818)	—
Net income	93,289	94,983	1,694	111,006	111,006	—
Per share information:
Net income, basic	$0.56	$0.57	$0.01	$0.69	$0.69	$—
Net income, diluted	$0.55	$0.56	$0.01	$0.67	$0.67	$—

(1)	The previously reported gain on early retirement of the 1.25% and 1.50% Notes for the fiscal year ended October 2, 2009 was net of deferred financing cost write-downs of $0.9 million.
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Balance Sheet as of October 2, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change

Other assets	$10,283	$9,864	$(419)
Deferred tax assets	91,479	89,163	(2,316)
Short-term debt	82,617	81,865	(752)
Long-term debt	47,116	41,483	(5,633)
Additional paid-in capital	1,499,406	1,568,416	69,010
Accumulated deficit	(399,794)	(465,154)	(65,360)
The retrospective application of ASC 470-20 had the following effect on the Company’s Consolidated Statement of Cash Flows as follows (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	October 2, 2009			October 3, 2008
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Cash flows from operating activities:
Net income	$93,289	$94,983	$1,694	$111,006	$111,006	$—
Amortization of deferred financing costs and discount on convertible debt	943	5,589	4,646	1,753	10,748	8,995
Deferred income taxes	(27,182)	(24,866)	2,316	(36,648)	(36,648)	—
Net cash provided by operating activities:	210,149	218,805	8,656	173,678	182,673	8,995

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	$(57,883)	$(51,107)	$6,776	$(62,384)	$(56,570)	$5,814
Reacquisition of equity component of convertible notes	—	(15,432)	(15,432)	—	(14,809)	(14,809)
Net cash used in financing activities:	(21,504)	(30,160)	(8,656)	(95,192)	(104,187)	(8,995)
Aggregate annual maturities of long-term debt are as follows (in thousands):

Fiscal Year	Maturity

2011	$—
2012	24,743

$24,743

SHORT-TERM DEBT
Short-term debt consists of the following (in thousands):

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

Current maturities of long-term debt	$—	$31,865
Credit Facility	50,000	50,000

	$50,000	$81,865

On July 15, 2003, the Company entered into a receivables purchase agreement under which it has agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wells Fargo Bank, N.A. (previously Wachovia Bank, N.A.) providing for a $50.0 million Credit Facility secured by the purchased accounts receivable. As a part of the consolidation, any interest incurred by Skyworks USA related to monies it borrows under the Credit Facility is recorded as interest expense in the Company’s results of operations. The Company performs collections and administrative functions on behalf of Skyworks USA. The Company extended the Credit Facility effective on July 9, 2010 for an additional term of three months. Interest related to the Credit Facility is at LIBOR plus 0.75% and was approximately 1.01% at October 1, 2010. As of October 1, 2010, Skyworks USA had borrowed $50.0 million under this agreement. Our ability to borrow under the Credit Facility expired in October 2010 and, given our strong cash position, management has determined that the Credit Facility was no longer required and accordingly, has been substantially repaid as of November 29, 2010.
10. INCOME TAXES
Income before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

United States	$164,094	$65,603	$79,931
Foreign	30,980	4,153	2,257

	$195,074	$69,756	$82,188

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Current tax expense (benefit):
Federal	$11,855	$(251)	$1,310
State	946	(413)	(72)
Foreign	684	966	(94)

	13,485	302	1,144
Deferred tax expense (benefit):
Federal	44,072	(25,436)	(36,405)
State	(12)	—	—
Foreign	235	(93)	(571)

	44,295	(25,529)	(36,976)

Charge in lieu of tax expense	—	—	7,014

Provision (benefit) for income taxes	$57,780	$(25,227)	$(28,818)

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Tax expense at United States statutory rate	$68,276	$24,415	$28,766
Foreign tax rate difference	(8,889)	(580)	(436)
Deemed dividend from foreign subsidiary	884	774	102
Research and development credits	(5,820)	(7,211)	(7,970)
Change in tax reserve	4,413	295	(999)
Change in valuation allowance	2,834	(39,089)	(54,011)
Charge in lieu of tax expense	—	—	7,014
Non deductible debt retirement premium	64	(3,508)	(3,563)
Alternative minimum tax	—	(958)	1,306
Domestic production activities deduction	(2,263)	—	—
International restructuring	(3,468)	—	—
Other, net	1,749	635	973

Provision (benefit) for income taxes	$57,780	$(25,227)	$(28,818)

During fiscal year 2010, the Company restructured its international operations resulting in a tax benefit of $3.5 million. This consisted of a tax benefit of $6.3 million due to reassessing the United States income tax required to be recorded on earnings of our operations in Mexico, offset by $2.8 million of tax provision related to the transfer of assets to an affiliated foreign company. As a result of this restructuring, the Company is no longer required to assess United States income tax on the earnings of its Mexican business.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

Deferred Tax Assets:
Current:
Inventories	$4,451	$5,261
Bad debts	427	1,025
Accrued compensation and benefits	2,536	3,219
Product returns, allowances and warranty	572	686
Restructuring	794	1,503
Other — net	943	—

Current deferred tax assets	9,723	11,694
Less valuation allowance	(2,130)	(963)

Net current deferred tax assets	7,593	10,731

Long-term:
Property, plant and equipment	—	3,762
Intangible assets	9,422	11,121
Retirement benefits and deferred compensation	21,327	15,576
Net operating loss carry forwards	6,120	24,438
Federal tax credits	28,243	42,787
State investment credits	24,173	21,513

Long-term deferred tax assets	89,285	119,197
Less valuation allowance	(23,480)	(25,630)

Net long-term deferred tax assets	65,805	93,567

	Fiscal Years Ended
	October 1,	October 2,
	2010	2009

Deferred tax assets	99,008	130,891
Less valuation allowance	(25,610)	(26,593)

Net deferred tax assets	73,398	104,298

Deferred Tax Liabilities:
Current:
Prepaid insurance	(724)	(787)
Other — net	—	(5,439)

Current deferred tax liabilities	(724)	(6,226)

Long-term:
Property, plant and equipment	(4,636)	—
Other — net	(272)	(2,136)
Intangible assets	(329)	(2,267)

Long-term deferred tax liabilities	(5,237)	(4,403)

Net deferred tax liabilities	(5,961)	(10,629)

Total deferred tax assets	$67,437	$93,669

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of October 1, 2010, the Company has maintained a valuation allowance for deferred tax assets of $25.6 million, principally related to state research tax credits. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $25.2 million income tax benefit, and up to a $0.4 million reduction to goodwill may be recognized. During fiscal year 2010, the Company recognized a net decrease in its valuation allowance of $1.0 million. The change in the valuation allowance resulted in a tax expense of $2.8 million and an increase to additional paid-in capital of $3.8 million. The Company will need to generate $189.9 million of future United States federal taxable income to utilize our United States deferred tax assets as of October 1, 2010.
Based on the Company’s evaluation of the realizability of its United States net deferred tax assets and other future deductible items through the generation of future taxable income, $38.6 million of the Company’s valuation allowance was reversed at October 2, 2009. The amount reversed consisted of $25.4 million recognized as income tax benefit, and $13.2 million recognized as a reduction to goodwill.
Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.
As of October 1, 2010, the Company has United States federal net operating loss carry forwards of approximately $17.7 million, which will expire at various dates through 2029 and aggregate state net operating loss carry forwards of approximately $1.4 million, which will expire at various dates through 2019. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The Company also has United States federal and state income tax credit carry forwards of approximately $75.3 million, of which $9.9 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The United States federal tax credits expire at various dates through 2030. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.
The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of October 1, 2010, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $52.3 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings, were not permanently reinvested.

The Company’s gross unrecognized tax benefits totaled $19.9 million and $8.9 million as of October 1, 2010 and October 2, 2009, respectively. Included in the $19.9 million is $11.4 million which would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be capitalized. There are no positions which the Company anticipates could change within the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at October 2, 2009	$8,859
Increases based on positions related to prior years	437
Increases based on positions related to current year	11,221
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(617)

Balance at October 1, 2010	$19,900

The Company’s major tax jurisdictions as of October 1, 2010 are the United States, California, and Iowa. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes.
During the year ended October 1, 2010, $0.6 million of previously unrecognized tax benefits related to the expiration of the statute of limitations period were recognized. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense. The Company did not incur any significant accrued interest or penalties related to unrecognized tax benefits during fiscal year 2010.
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
On August 3, 2010, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The Company had not repurchased any shares under the program for the fiscal year ended October 1, 2010. As of November 29, 2010, the Company had repurchased 786,400 shares of common stock for approximately $18.2 million. These shares were not retired and are currently being held in our Treasury Stock.
At October 1, 2010, the Company had 185,683,236 shares of common stock issued and 180,263,009 shares outstanding.

PREFERRED STOCK
The Company’s second amended and restated certificate of incorporation permits the Company to issue up to 25,000,000 shares of preferred stock in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 1, 2010, the Company had no shares of preferred stock issued or outstanding.
EMPLOYEE STOCK BENEFIT PLANS
As of October 1, 2010, the Company had nine equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:
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
The following table summarizes pre-tax share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, employee stock purchases, and management incentive compensation under ASC 718 for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively.

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(In thousands)	2010	2009	2008

Stock Options	$12,682	$10,518	$11,382
Non-vested restricted stock with service and market conditions	689	3,144	3,935
Non-vested restricted stock with service conditions	1,040	1,088	1,111
Non-vested performance shares	19,545	5,003	3,525
Management Incentive Plan stock awards	4,873	2,151	1,664
Employee Stock Purchase Plan	1,912	1,562	1,595

	$40,741	$23,466	$23,212

Employee and Director Stock Option Plans
The Company has share-based compensation plans under which employees and directors may be granted options to purchase common stock. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date. As of October 1, 2010, a total of 83.1 million shares are authorized for grant under the Company’s share-based compensation plans, with 15.3 million options outstanding. The number of common shares reserved for granting of future awards to employees and directors under these plans was 9.3 million at October 1, 2010. The remaining unrecognized compensation expense on stock options at October 1, 2010 was $21.1 million, and the weighted average period over which the cost is expected to be recognized is approximately 2.2 years.

Non-Vested Restricted Stock Awards with Service and Market Conditions
The Company granted 576,688 shares of restricted stock during fiscal year ended October 3, 2008 with service and market conditions on vesting. The remaining portion of these grants were fully vested and expensed during the first quarter of fiscal year 2010.
Non-Vested Restricted Stock Awards with Service Conditions
The Company’s share-based compensation plans provide for awards of restricted shares of common stock and other stock-based incentive awards to employees and directors. Restricted stock awards are subject to forfeiture if employment terminates during the prescribed retention period.
For the fiscal year ended October 1, 2010, the Company granted 100,000 shares of restricted stock that vest in varying amounts over a three-year period. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 1, 2010 was $1.6 million, and the weighted average period over which the cost is expected to be recognized is 2.9 years.
For the fiscal year ended October 2, 2009 the Company granted 47,500 shares of restricted stock that vest in varying amounts over a four-year period. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 1, 2010 was $0.1 million, and the weighted average period over which the cost is expected to be recognized is 1.5 years.
For the fiscal year ended October 3, 2008 the Company granted 50,000 shares of restricted stock that vest in varying amounts over a four-year period. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 1, 2010 was $0.1 million, and the weighted average period over which the cost is expected to be recognized is 1.7 years.
In addition, during each of the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, under the 2008 Director Long-Term Incentive Plan, the Company issued a total of 100,000 restricted stock awards to Directors with a three-year graded vesting. The remaining unrecognized compensation expense on restricted stock with service conditions outstanding at October 1, 2010 was $1.8 million. The weighted average period over which the cost is expected to be recognized is approximately 1.9 years.
Performance Share Awards with Milestone-Based Performance Conditions
The Company granted 219,000, 56,000, and 160,500 performance awards with milestone-based performance conditions to non-executives during the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively. The performance awards will convert to common stock at such time that the performance conditions are deemed to be achieved. The performance awards will be expensed over implicit performance periods ranging from 6-40 months. The Company will utilize both quantitative and qualitative criteria to judge whether the milestones are probable of achievement. If the milestones are deemed to be not probable of achievement, no expense will be recognized until such time as they become probable of achievement. If a milestone is initially deemed probable of achievement and subsequent to that date it is deemed to be not probable of achievement, the Company will discontinue recording expense on the awards. If the milestone is deemed to be improbable of achievement, any expense recorded on those performance awards will be reversed. As of the fiscal year ended October 1, 2010, October 2, 2009, and October 3, 2008, the fair value of the performance awards at the date of grant were $3.5 million, $0.6 million, and $1.4 million, respectively. The Company issued 24,331 shares, 30,419 shares, and 100,466 shares in fiscal year 2010, 2009, and fiscal year 2008, respectively as a result of milestone achievement. In addition, certain other milestones were deemed to be probable of achievement thus, the Company recorded total compensation expense of $1.2 million, $(0.1) million, and $1.2 million, and in the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively.
2007 Executive Performance Share Awards
The Company awarded 725,000 performance shares based on future stock price appreciation to executives during the fiscal year ended October 3, 2008. On June 10, 2009, the 2007 Executive Performance Share Award was

modified. The awards under this plan were forfeited by the executives and replaced with the 2009 Executive Restricted Stock and Performance Share Awards as described below.
2009 Executive Restricted Stock and Performance Share Awards
On June 4, 2009, the Company gave its executives the opportunity to forfeit the aforementioned performance shares that were originally granted on November 6, 2007 and the executives received in its place a modified award with both a restricted stock and performance share component.
On June 10, 2009, the Company modified the November 6, 2007 performance shares by issuing 337,500 restricted stock awards based on a service condition: The restricted shares would cliff vest on November 6, 2010 provided the executive continued employment with the Company through such date. At November 6, 2010 the service condition was met and the Company released 337,500 shares to the executives.
Under the performance share award component of the plan, the executives would earn up to 675,000 additional shares based on a comparison of (x) the change in Skyworks’ common stock price to (y) the change in the price of the common stock of companies in a peer group over a three year period. The change in price of both the Company’s common stock price and each peer company’s common stock was determined by comparing its average stock price for the 90 day period beginning November 6, 2007 to its average stock price for the 90 day period ending November 6, 2010. If the percentage change in Skyworks’ stock price exceeded the 70th percentile of the peer group, then the target metrics under the award would be deemed to have been met and all of the shares would have been earned. The Company determined that the Company’s relative stock price, measured as described above, did exceed the 70th percentile of the peer group selected by the Company’s compensation committee as of November 6, 2010. As a result, under the terms of the plan, the shares were earned and the executives were entitled to receive the shares in two tranches (50% on November 6, 2010 and 50% on November 6, 2011 should the executive continue employment with the Company through such dates). The Company released 337,500 shares to the executives. The Company recorded compensation expense of $3.2 million, $2.4 million, and $2.3 million, and in the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively. The remaining unrecognized compensation expense on these performance share awards at October 1, 2010 was $0.8 million.
2010 Operating Margin Performance Share Awards
The Company awarded 0.9 million performance shares to executives and key employees based on operating margin performance for fiscal year 2010. The fair value of these shares at target on the grant date was $10.3 million. Each participant had the ability to earn minimum (50% of target), target, stretch, or maximum (200% of target), depending on performance as publicly announced by the Company following the fiscal year end. Upon achievement of the performance target, the participants would earn the corresponding number of shares issued as follows: One-third on the initial issuance date anniversary of November 10, 2010 and one-third on each of the second and third anniversary of the initial issuance date, providing the employee was actively employed. On November 10, 2010, performance was met at the maximum level and 1.7 million performance shares were issued to executives and key employees. For the fiscal year ended October 1, 2010, the Company recorded compensation expense of $10.7 million. The remaining unrecognized compensation expense on these performance share awards at October 1, 2010 was $9.6 million.
2009 Operating Margin Performance Share Awards
The Company awarded 0.8 million performance shares to executives and key employees based on operating margin performance for fiscal year 2009. Each participant had the ability to earn Minimum (50% of Target), Target, Stretch, or Maximum (200% of Target), depending on performance as publicly announced by the Company following the fiscal year end. Upon achievement of the performance target, the participants will earn the corresponding number of shares issued as follows: One-third on the initial issuance date anniversary of November 4, 2009 and one-third on each of the second and third anniversary of the initial issuance date, providing the employee is actively employed. As of November 4, 2009, performance was met at the maximum level. The Company’s performance earned 1.5 million shares, two-thirds of which have been released to the executives and key employees as of November 4, 2010 and one-third of which is to be released on the third anniversary assuming the employee is still actively employed. As of the fiscal year ended October 1, 2010, the fair value of the performance awards at the date of grant was $13.3 million. At October 1, 2010, the Company had recorded total compensation expense of $7.0 million.

Restricted Stock Awards Issued in Fiscal Year 2010 in connection with the Management Incentive Plans
The Company issued 298,830 shares of common stock in fiscal year 2010 in lieu of cash under the Management Incentive Plans. In November 2009, the Company issued 178,006 shares in lieu of cash under the Fiscal Year 2009 Management Incentive Plan for performance related to the second half of fiscal year 2009. In May 2010, 120,824 shares were issued to certain key employees for the first half of fiscal year 2010 based on the Company exceeding its target metrics under the Fiscal Year 2010 Management Incentive Plan. The Company recorded $4.8 million in expense related to the Fiscal Year 2010 Management Incentive Plan during the fiscal year. The expenses associated with the 2009 Management Incentive Plan were expensed during fiscal year 2009.
Share-Based Compensation Plans for Directors
The Company has three share-based compensation plans under which options and restricted stock have been granted for non-employee directors — the 1994 Non-Qualified Stock Option Plan, the Directors’ 2001 Stock Option Plan, and the 2008 Directors’ Long-Term Incentive Plan. Under the three plans, a total of 1.9 million shares have been authorized for option grants. Under the current 2008 Directors’ Long-Term Incentive Plan, a total of 0.3 million shares are available for new grants as of October 1, 2010. The 2008 Directors’ Long-Term Incentive Plan is structured to provide options and restricted common stock to non-employee directors as follows: a new director receives a total of 25,000 options and 12,500 shares of restricted common stock upon becoming a member of the Board; and continuing directors receive 12,500 shares of restricted common stock after each Annual Meeting of Stockholders. Under this plan, the option price is the fair market value at the time the option is granted. All options granted are exercisable at 25% per year beginning one year from the date of grant. The maximum contractual term of the director awards is 10 years. As of October 1, 2010, a total of 0.7 million options at a weighted average exercise price of $10.41 per share were outstanding under these four plans, and 0.7 million options were exercisable at a weighted average exercise price of $10.62 per share. The remaining unrecognized compensation expense on director stock options at October 1, 2010 was $0.1 million and the weighted average period over which the cost is expected to be recognized is approximately 0.5 years. There were 121,500, 105,000, and 60,000 options exercised under these plans during the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively. The above-mentioned activity for the share-based compensation plans for directors is included in the option tables below.
Employee Stock Purchase Plan
The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 8.1 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal years 2010, 2009, and 2008 were 640,341, 1,058,736, and 790,556, respectively. At October 1, 2010, there are 1.0 million shares available for purchase. The Company recognized compensation expense of $1.9 million for the fiscal year ended October 1, 2010 and $1.6 million for both the fiscal years ended October 2, 2009 and October 3, 2008.
General Option Information
A summary of stock option transactions follows (shares in thousands):

		Options Outstanding
	Shares Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Balance outstanding at September 28, 2007	13,754	27,868	$11.96
Granted (1)	(5,965)	3,002	9.25
Exercised	—	(2,582)	6.99
Cancelled/forfeited (2)	826	(3,628)	17.52
Additional shares reserved	720	—	—

Balance outstanding at October 3, 2008	9,335	24,660	$11.38
Granted (1)	(9,342)	3,596	7.33

		Options Outstanding
	Shares Available		Weighted average
	for		exercise price of
	Grant	Shares	shares under plan
Exercised	—	(5,203)	7.43
Cancelled/forfeited (2)	2,478	(4,702)	16.32
Additional shares reserved	12,500	—	—

Balance outstanding at October 2, 2009	14,971	18,351	$10.44
Granted (1)	(5,737)	3,234	12.57
Exercised	—	(4,823)	8.40
Cancelled/forfeited (2)	113	(1,473)	21.22

Balance outstanding at October 1, 2010	9,347	15,289	$10.49

(1)	“Granted” under “Shares Available for Grant” at the maximum amount of shares per the share-based plans includes restricted and performance stock awards for the years ended October 1, 2010, October 2, 2009, and October 3, 2008 of 1.6 million, 3.8 million, and 2.0 million shares, respectively. Pursuant to the plan under which they were awarded, these restricted and performance stock grants are deemed equivalent to the issue of 2.5 million, 5.7 million, and 3.0 million stock options, respectively.

(2)	“Cancelled” under “Shares Available for Grant” at the maximum amount of shares per the share-based plans do not include any cancellations under terminated plans. For the years ended October 1, 2010, October 2, 2009, and October 3, 2008, cancellations under terminated plans were 1.2 million, 3.0 million, and 2.5 million shares, respectively. “Cancelled” under “Shares Available for Grant” also include restricted and performance grants cancellations of 0.1 million, 1.4 million, and 0.2 million for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively. Pursuant to the plan under which they were awarded, these cancellations are deemed equivalent to the cancellation of 0.1 million, 2.1 million, and 0.3 million stock options for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively.
Options exercisable at the end of each fiscal year (shares in thousands):

		Weighted average
	Shares	exercise price
2010	7,921	$11.09
2009	11,398	$12.20
2008	17,687	$12.86
The following table summarizes information concerning currently outstanding and exercisable options as of October 1, 2010 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	average	Aggregate		remaining	average	Aggregate
Range of exercise	Number	contractual	exercise price	Intrinsic	Options	contractual	exercise price	Intrinsic
prices	outstanding	life (years)	per share	Value	exercisable	life (years)	per share	Value
$3.45 - $6.73	2,591	4.6	$5.84	$38,373	2,013	4.4	$5.64	$30,219
$6.74 - $7.50	2,873	6.2	$7.19	38,690	581	5.9	$7.17	7,826
$7.51 - $9.33	3,852	5.0	$9.14	44,339	2,657	4.3	$9.09	30,713
$9.40 - $12.07	3,714	5.4	$11.55	33,787	868	3.2	$10.12	9,150
$12.08 - $22.29	1,830	2.6	$18.41	4,792	1,373	1.4	$19.33	2,495
$23.96 - $39.8	429	0.4	$29.96	—	429	0.4	$29.96	—

	15,289	4.9	$10.49	$159,981	7,921	3.6	$11.09	$80,403

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.65 as of October 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 were $40.8 million, $20.9 million, and $7.5 million, respectively. The fair value of stock options vested at October 1, 2010, October 2,

2009, and October 3, 2008 were $30.2 million, $39.1 million, and $54.7 million, respectively. The total number of in-the-money options exercisable as of October 1, 2010 was 6.5 million.
Restricted Shares and Performance Share Award Information
A summary of the share transactions follows (shares in thousands):

		Weighted average
		Grant-date
	Shares	fair value
Non-Vested Awards Outstanding at September 28, 2007	1,220	$6.04
Granted	827	8.82
Vested(1)	(691)	6.08
Forfeited	(47)	6.76

Non-Vested Awards Outstanding at October 3, 2008	1,309	$7.75
Granted	754	8.27
Vested(1)	(1,012)	7.22
Forfeited	(136)	8.33

Non-Vested Awards Outstanding at October 2, 2009	915	$8.69
Granted	2,037	11.50
Vested(1)	(1,246)	9.64
Forfeited	(11)	7.18

Non-Vested Awards Outstanding at October 1, 2010	1,695	$9.03

(1)	Restricted stock vested during the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 were 417,979 shares, 743,062 shares, and 590,092 shares, respectively. Performance awards issued during the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 were 528,846 shares, 30,419 shares, and 100,466 shares, respectively. During the fiscal year ended October 1, 2010 and October 2, 2009, 298,830 shares and 238,706 shares of common stock were issued to certain key employees based on exceeding target metrics of the fiscal management incentive programs.
Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense related to employee stock options, employee stock purchases, restricted stock grants, and performance stock grants for the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 which was allocated as follows:

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(In thousands)	2010	2009	2008
Cost of sales	3,857	3,129	2,974
Research and development	7,419	6,195	8,700
Selling, general and administrative	29,465	14,142	11,538

Share-based compensation expense included in operating expenses	$40,741	$23,466	$23,212

During both of the fiscal years ended October 1, 2010 and October 2, 2009, the Company capitalized share-based compensation expense of $0.1 million. During the fiscal year ended October 3, 2008, the Company capitalized share-based compensation expense of $(0.1) million in inventory.
The weighted-average estimated grant date fair value of employee stock options granted during the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008 were $5.76 per share, $3.93 per share, and $4.78 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Expected volatility	56.19%	60.90%	53.87%
Risk free interest rate (7 year contractual life options)	1.12%	2.36%	3.08%
Risk free interest rate (10 year contractual life options)	N/A	2.67%	3.54%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.23	4.42	4.42
Expected option life (10 year contractual life options)	N/A	5.79	5.80
The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended October 1, 2010. Historical volatility was determined by calculating the mean reversion of the weekly-adjusted closing stock price over the 7.40 years between June 25, 2002 and November 10, 2009. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of ASC 718.
The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk free) appropriate for the expected life of the Company’s employee stock options.
The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company over the 7.25 years between June 25, 2002 and October 2, 2009. The Company determined that it had two populations with unique exercise behavior. These populations included stock options with a contractual life of 7 years and 10 years, respectively.
12. EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS
The Company maintains the following pension and retiree benefit plans:
•	401(k) plan covering substantially all employees based in the United States

•	Pre-merger defined benefit pension and retiree health plans covering certain former employees
401(k) Plan:
The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least 21 years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4.0% of an employee’s annual eligible compensation. For the fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, the Company contributed shares of 0.3 million, 0.7 million, and 0.6 million, respectively, and recognized expense of $4.8 million, $4.6 million, and $5.0 million, respectively.
Pre-Merger Defined Benefit Pension and Retiree Health Plans:
The Pension Benefits and Retiree Medical Benefits plans identified below were inherited as part of the merger in 2002 that created Skyworks. Since the plans were inherited, no new participants have been added. In accordance with ASC 715, the liability and related plan assets have been reported in the Company’s consolidated balance sheet as follows (in thousands):

	Pension Benefits		Retiree Medical Benefits
	Fiscal Years Ended		Fiscal Years Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Benefit obligation at end of fiscal year	$3,035	$3,120	$—	$431
Fair value of plan assets at end of fiscal year	2,650	2,652	—	—

Funded status	$(385)	$(468)	$—	$(431)

The Company incurred net periodic benefit costs of $0.1 million for pension benefits during the fiscal year ended October 1, 2010, and $0.2 million for pension benefits in fiscal year ending October 2, 2009.

The Company realized a benefit of $0.4 million for the fiscal year ended October 1, 2010 related to the curtailment of the Retiree Medical Benefits Health Plan, and incurred net periodic benefit of $0.4 million in fiscal year ending October 2, 2009. In fiscal year 2008, the Company began phasing out the Retiree Medical Benefits Health Plan and participants were informed that Skyworks’ contributions to the Plan would be phased-out over a three year period as follows:

Calendar
Year	Skyworks
2008	Employer portion of contribution will be reduced by 20%
2009	Employer portion of contribution will be reduced by 40%
2010	Employer portion of contribution will be reduced by 80%
2011	Employer portion of contribution will be reduced by 100%
13. COMMITMENTS
In April 2010, the Company entered into a manufacturing services supply agreement which contained a minimum purchase obligation. Pursuant to the terms of this agreeement, the Company is committted to approximately $13 million in minimum purchases between April 2010 and December 2010. As of October 1, 2010, the Company expects to meet the minimum purchase obligations under this agreement.
The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $7.6 million, $8.0 million, and $8.6 million in fiscal years ended October 1, 2010, October 2, 2009, and October 3, 2008, respectively. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year

2011	$5,553
2012	4,289
2013	2,985
2014	2,663
2015	2,293
Thereafter	4,028

$21,811

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $4.1 million, $3.0 million, and $0.7 million in fiscal years 2011, 2012, and 2013, respectively.
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
16. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges consists of the following (in thousands):

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

Asset impairments	$(1,040)	$5,616	$—
Restructuring and other charges	—	10,366	567

	$(1,040)	$15,982	$567

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
The Company made cash payments related to the restructuring plan of $1.5 million during fiscal year 2010 and recorded a gain of $1.0 million on the sale of a capital asset previously impaired during the 2009 restructuring.

Activity and liability balances related to the fiscal year 2009 restructuring actions are as follows (in thousands):

		License and
	Facility	Software Write-	Workforce	Asset
	Closings	offs and Other	Reductions	Impairments	Total

Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)

Restructuring balance, October 2, 2009	$1,210	$1,586	$483	$—	$3,279
Other	450	248	(247)	—	451
Cash payments	(648)	(657)	(236)	—	(1,541)

Restructuring balance, October 1, 2010	$1,012	$1,177	$—	$—	$2,189

17. EARNINGS PER SHARE

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(In thousands, except per share amounts)	2010	2009	2008

Net income	$137,294	$94,983	$111,006

Weighted average shares outstanding — basic	175,020	167,047	161,878
Effect of dilutive stock options and restricted stock	5,928	2,093	2,172
Dilutive effect of 4.75% Notes	—	—	705
Dilutive effect of 2007 Convertible Notes	1,790	523	—

Weighted average shares outstanding — diluted	182,738	169,663	164,755

Net income per share — basic	$0.78	$0.57	$0.69
Effect of dilutive stock options	0.03	0.01	0.02

Net income per share — diluted	$0.75	$0.56	$0.67

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.
Equity based awards exercisable for approximately 4.6 million shares, 16.5 million shares and 23.0 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended October 1, 2010, October 2, 2009 and October 3, 2008, respectively, as their effect would have been anti-dilutive.
In addition, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes in March 2007. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future. The convertible debt was anti-dilutive for the fiscal year ended October 3, 2008 and therefore was not included in the calculation of diluted earnings per share.
18. SEGMENT INFORMATION AND CONCENTRATIONS
In accordance with ASC 280-Segment Reporting (“ASC 280”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The

Company’s business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. Furthermore, the Company’s chief decision makers base operating decision on consolidated financial information. The Company has concluded at October 1, 2010 that it has only one reportable operating segment. The Company will re-assess its conclusions at least annually.
GEOGRAPHIC INFORMATION
Net revenues by geographic area are presented based upon the country of destination. Net revenues by geographic area are as follows (in thousands):

	Fiscal Years Ended
	October 1,	October 2,	October 3,
	2010	2009	2008

United States	$115,610	$76,435	$79,952
Other Americas	36,724	26,078	10,636

Total Americas	152,334	102,513	90,588

China	628,858	414,208	410,645
South Korea	144,758	174,744	184,208
Taiwan	51,353	48,443	86,544
Other Asia-Pacific	30,922	23,098	36,005

Total Asia-Pacific	855,891	660,493	717,402

Europe, Middle East and Africa	63,624	39,571	52,027

	$1,071,849	$802,577	$860,017

The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, if the Company sells a power amplifier module to a customer in South Korea, the sale is recorded within the South Korea account although that customer, in turn, may integrate that module into a product sold to an end customer in a different geography.
Net property, plant and equipment balances, including property held for sale, based on the physical locations within the indicated geographic areas are as follows (in thousands):

	As of
	October 1,	October 2,
	2010	2009

United States	$104,846	$100,254
Mexico	98,667	61,455
Other	850	590

	$204,363	$162,299

CONCENTRATIONS
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivables are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary.
In fiscal year 2010, the Company had three customers, each with greater than ten percent of our net revenues: Samsung, Nokia and Foxconn.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2010
Net revenues	$245,138	$238,058	$275,370	$313,283	1,071,849
Gross profit	102,554	99,854	118,266	136,159	456,833
Net income	28,010	27,744	34,736	46,804	137,294
Per share data (1)
Net income, basic	0.16	0.16	0.20	0.26	0.78
Net income, diluted	0.16	0.15	0.19	0.25	0.75

Fiscal 2009 (2,3)
Net revenues	$210,228	$172,990	$191,213	$228,146	$802,577
Gross profit	83,867	64,875	76,950	92,528	318,220
Net income (loss)	23,584	(5,678)	18,740	58,337	94,983
Per share data (1)
Net income (loss), basic	0.14	(0.03)	0.11	0.34	0.57
Net income (loss), diluted	0.14	(0.03)	0.11	0.33	0.56

(1)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

(2)	During the second quarter of fiscal year 2009, the Company implemented a restructuring plan to reduce global headcount by approximately 4%, or 150 employees. The total charges related to the plan were $19.4 million. Due to accounting classifications, the charges associated with the plan are recorded in various lines and are summarized as follows: Cost of goods sold adjustments include approximately $3.5 million of inventory write-downs. Restructuring and other charges primarily consisted of $4.5 million related to severance and benefits, $5.6 million related to the impairment of long-lived assets, $2.0 million related to lease obligations, $2.3 million related to the impairment of technology licenses and design software and $1.5 million related to other charges.

(3)	Effective October 3, 2009, the Company adopted ASC 470-20- Debt, Debt with Conversion and Other Options (“ASC 470-20”) in accordance with GAAP. The Company’s financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 1, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended October 1, 2010 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of October 1, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 45.

ITEM 9B.	OTHER INFORMATION.
The following information would have otherwise been disclosed by the Company in a current report on Form 8-K but for the timing of the filing of this Annual Report on Form 10-K

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On November 23, 2010, the Company amended and restated the Change of Control / Severance Agreement of Mr. David J. Aldrich, the Company’s Chief Executive Officer (the “Agreement”). Specifically, the Agreement was amended as follows: (1) the initial term of the Agreement was extended for three (3) years until January 22, 2014, at which time the Agreement will become renewable on an annual basis by mutual agreement of the parties for up to five (5) additional one year periods; and (2) in order to ensure that Performance Share Awards (“PSAs”) issued to Mr. Aldrich continue to be treated as performance based compensation under Section 162(m) of the Internal Revenue Code, the Agreement was amended to clarify that if Mr. Aldrich is involuntarily terminated, terminates his employment for good reason or for no reason, he is entitled to receive only the number of performance shares under outstanding PSAs that he would have received had he actually remained employed through the end of the performance period applicable to such PSAs. All other terms and conditions of the Agreement remain the same.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information under the captions “Directors and Executive Officers”, “Corporate Governance-Committees of the Board of Directors” and “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
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
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following are filed as part of this Annual Report on Form 10-K:

1. Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm	Page 45
Consolidated Statements of Operations for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 46
Consolidated Balance Sheets at October 1, 2010 and October 2, 2009	Page 47
Consolidated Statements of Cash Flows for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 48
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended October 1, 2010, October 2, 2009, and October 3, 2008	Page 49
Notes to Consolidated Financial Statements	Pages 51 through 77

2. The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report

Schedule II-Valuation and Qualifying Accounts	Page 84
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

Date: November 29, 2010
SKYWORKS SOLUTIONS, INC. Registrant
	By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer President Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2010.

Signature and Title

/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer President and Director (principal executive officer)

/s/ Donald W. Palette
Donald W. Palette
Chief Financial Officer Vice President (principal accounting and financial officer)

Signature and Title

/s/ David J. McLachlan
David J. McLachlan
Chairman of the Board

/s/ Kevin L. Beebe
Kevin L. Beebe
Director

/s/ Moiz M. Beguwala
Moiz M. Beguwala
Director

/s/ Timothy R. Furey
Timothy R. Furey
Director

/s/ Balakrishnan S. Iyer
Balakrishnan S. Iyer
Director

/s/ Thomas C. Leonard
Thomas C. Leonard
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged to
	Beginning	Cost and			Ending
Description	Balance	Expenses	Deductions	Misc.	Balance

Year Ended October 3, 2008
Allowance for doubtful accounts	$1,662	$2,258	$(2,872)	$—	$1,048
Reserve for sales returns	$2,482	$1,926	$(2,273)	$—	$2,135
Allowance for excess and obsolete inventories	$16,157	$4,515	$(12,843)	$—	$7,829

Year Ended October 2, 2009
Allowance for doubtful accounts	$1,048	$2,507	$(710)	$—	$2,845
Reserve for sales returns	$2,135	$3,132	$(3,501)	$—	$1,766
Allowance for excess and obsolete inventories	$7,829	$8,665	$(4,784)	$—	$11,710

Year Ended October 1, 2010
Allowance for doubtful accounts	$2,845	$728	$(2,396)	$—	$1,177
Reserve for sales returns	$1,766	$2,130	$(2,644)	$—	$1,252
Allowance for excess and obsolete inventories	$11,710	$7,259	$(7,169)	$—	$11,800

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.N*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended and restated 5/12/2009)	DEF 14A	001-5560	APPENDIX	3/30/2009

10.O*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

10.P*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions Inc. Cash Compensation Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/06/2008

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.CC*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

10.DD*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

10.FF*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

10.II*	Fiscal 2010 Executive Incentive Compensation Plan	10-Q	001-5560	10-II	2/09/2010

10.JJ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.	10-Q	001-5560	10-QQ	8/11/2009

12	Computation of Ratio of Earnings to Fixed Charges					X

21	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.