Form 10-K/A
period 2010-10-01
SKYWORKS SOLUTIONS INC
filed 2011-01-31
CIK 4127

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 2, 2010) was approximately $2,716,065,796. The number of outstanding shares of the registrant’s common stock, par value, $0.25 per share as of November 21, 2010, was 183,287,033.

EXPLANATORY NOTE
          This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended October 1, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2011 Annual Meeting of Stockholders is scheduled for May 11, 2011, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
          The following table sets forth for each director and executive officer of the Company his position with the Company as of January 15, 2011:

Name	Title
David J. McLachlan	Chairman of the Board
David J. Aldrich	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Moiz M. Beguwala	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Thomas C. Leonard	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Donald W. Palette	Vice President and Chief Financial Officer
Gregory L. Waters	Executive Vice President and General Manager, Front-End Solutions
Liam K. Griffin	Senior Vice President, Sales and Marketing
Bruce J. Freyman	Senior Vice President, Worldwide Operations
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
George M. LeVan	Vice President, Human Resources
          Directors
          David J. McLachlan, age 72, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company), HearUSA, Ltd. (a publicly traded hearing care services company) and Deltagen, Inc (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry).
          We believe that Mr. McLachlan, the current Chairman of the Board, is qualified to serve as a director because he possesses a broad range of business experience as a result of his service as both chief financial officer and director for several public companies. In particular, Mr. McLachlan has in depth experience handling complex accounting and finance issues for a broad range of companies. He has also served on the boards and audit and governance committees of other public companies (including as chairman of the audit committee), and serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee. In addition, Mr. McLachlan has extensive knowledge regarding Skyworks’ business, which he has acquired by serving for more than 10 years on its Board of Directors.

          David J. Aldrich, age 53, has served as President and Chief Executive Officer, and as a director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
          We believe that Mr. Aldrich, who has led Skyworks for more than 10 years, is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position and investors. Further, as a result of his service as a director for Belden, Inc., a multi-national public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross-board experience.
          Kevin L. Beebe, age 51, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to investors and management, and whose clients include Carlyle Group, GS Capital Partners, KKR and TPG Capital). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded North American operator of wireless communications towers), NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services), Sting Communications (a privately held broadband network provider) and Syniverse Corp. (a privately held provider of support services for wireless carriers).
          We believe that Mr. Beebe is qualified to serve as a director because of his 15 years experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.
          Moiz M. Beguwala, age 64, has been a director since June 2002. He served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant’s spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of Powerwave Technologies, Inc. (a publicly traded wireless solutions supplier for communications networks worldwide) and Cavendish Kinetics Inc. (a privately held MEMS company), as well as Chairman of the Board of RF Nano Corporation (a privately held semiconductor company in Newport Beach, CA). He also served as director of SIRF Technologies, Inc. (a former publicly traded GPS solutions semiconductor company) from September 2000 until May 2008.

          We believe that Mr. Beguwala is qualified to serve as a director because of his significant experience in, and in depth understanding of, the RF and analog semiconductor markets. Since becoming a vice president at Rockwell Semiconductor over 20 years ago, he has obtained executive experience in the strategic, technological, financial and operational requirements of companies in the wireless semiconductor industry. In addition, through his service as a director for several public and private semiconductor companies (including service on the audit and governance committees of a public company), he continues to gain knowledge of the semiconductor industry and provides cross-board experience to Skyworks.
          Timothy R. Furey, age 52, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned sales and marketing strategy and technology professional services firm) since 1991. His company’s clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.
          We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 500 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he acquired through over 12 years of service on the Board of Directors, including, for the past 7 years as the Chairman of the Compensation Committee.
          Balakrishnan S. Iyer, age 54, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and has been a director of Conexant since February 2002. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was corporate controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Conexant, Life Technologies Corp., Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company).
          We believe that Mr. Iyer is qualified to serve as a director because his experience as an executive officer of companies in the technology industry provides him with leadership, strategic and financial experience. Through his experiences as a director at the public companies listed above (including as a member of certain audit, governance and compensation committees) he provides the Board with significant financial expertise with specific application to our industry, as well as a broad understanding of corporate governance topics.
          Thomas C. Leonard, age 76, has been a director since August 1996. From April 2000 until June 2002, he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years of experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.
          We believe that Mr. Leonard is qualified to serve as a director because of his experience in the technology industry in a variety of leadership and key operational positions, which have allowed him to accumulate knowledge in operational management and corporate strategy. In addition, Mr. Leonard has extensive knowledge regarding Skyworks’ business, which he has acquired by serving on the Board of Directors for nearly 15 years, and as Skyworks’ Chief Executive Officer from September 1999 to April 2000.
          David P. McGlade, age 50, has been a director since February 2005. He currently serves as the Chief Executive Officer and Deputy Chairman of Intelsat Global S.A. (a privately held worldwide provider of fixed satellite services). Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
          We believe that Mr. McGlade is qualified to serve as a director because of his 27 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, a private equity-owned operator of a network of commercial communications satellites and terrestrial connections, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
          Robert A. Schriesheim, age 50, has been a director since 2006. Mr. Schriesheim is the former Chief Financial Officer and Principal Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation in October 2010). Previously, from October 2006 until December 2009, he was the Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems (“GTS”), SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. In 2001, to facilitate the sale of GTS, Mr. Schriesheim led it through a pre-arranged filing under Chapter 11 of the United States Bankruptcy Code (“U.S.B.C.”) and, in prearranged proceedings, a petition for surseance (moratorium), offering a composition, in the Netherlands. All such proceedings were approved, confirmed and completed by March 31, 2002 as part of the sale of the company. Mr. Schriesheim is also a director of Lawson Software, Inc. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc. in 2007).
          We believe that Mr. Schriesheim is qualified to serve as a director because of his extensive knowledge of the capital markets, experience with corporate financial capital structures and long history of evaluating and structuring merger and acquisition transactions within the technology sector. Mr. Schriesheim also has significant experience, as a senior executive and director in both public and private companies in the technology sector, leading companies through major strategic and financial corporate transformations while doing business in the global market place.
          In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment and a commitment of service to Skyworks.
          Executive Officers (other than President and Chief Executive Officer)
          Donald W. Palette, age 53, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.
          Gregory L. Waters, age 50, joined the Company in April 2003, and has served as Executive Vice President and General Manager, Front-End Solutions since October 2006, Executive Vice President beginning November 2005, and Vice President and General Manager, Cellular Systems as of May 2004. Previously, from February 2001 until April 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and, beginning in 1998, held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales. Mr. Waters also serves as a director of Sand 9, Inc. (a privately held fabless semiconductor company focused on precision timing solutions).
          Liam K. Griffin, age 44, joined the Company in August 2001 and serves as Senior Vice President, Sales and Marketing. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to

1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
          Bruce J. Freyman, age 50, joined the Company in May 2005 and serves as Senior Vice President, Worldwide Operations. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
          Mark V.B. Tremallo, age 54, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider that filed a voluntary petition for reorganization under Chapter 11 of the U.S.B.C. on May 6, 2003). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
          George M. LeVan, age 65, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, Mr. LeVan held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16 (a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended October 1, 2010, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our common stock with respect to such fiscal year were timely made.
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
COMPENSATION DISCUSSION AND ANALYSIS
     Who Sets Compensation for Senior Executives?
          The Compensation Committee, which is comprised solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“IRC”) and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Chief Executive Officer, our Chief Financial Officer and each of our other executive officers, as well as any other officers or employees who report directly to the Chief Executive Officer.
          This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal 2010 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.”
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
     Establishment of Comparator Group Data
          In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2010, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 30 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data — for example, for a VP/General Manager position — the Comparator Group data reflected survey data regarding high-technology companies, which included a larger survey sample.) Semiconductor companies included in the survey had average annual revenue of approximately $1 billion, whereas the high-technology companies included in the survey were segregated based on the annual revenue of the general manager’s business unit. ) and (ii) the public “peer” group data for 15 publicly-traded semiconductor companies with which the Company competes for executive talent (the “Peer Group”):

*Anadigics *Analog Devices *Broadcom *Cypress Semiconductor *Fairchild Semiconductor	*Integrated Device Technology *Intersil *Linear Technology *LSI Logic *Maxim Integrated Products	*National Semiconductor *ON Semiconductor *RF Micro Devices *Silicon Laboratories *TriQuint Semiconductor
     Utilization of Comparator Group Data
          The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards. In addition, in setting fiscal year 2010 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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
          In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) the Chief Executive Officer’s role relative to other Named Executive Officers and (iv) the considerable length of his 16-year service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation for 2010 were competitive for chief executive officers in the sector. The Chief Executive Officer was not present during voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

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
     Base Salary
          Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by its consultant. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2010 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary increase for the Named Executive Officers for fiscal year 2010 was on average 3.5%. Given the significant changes in the economic environment and the uncertainty in financial markets in the first half of fiscal 2010, however, the Compensation Committee determined to delay implementing the recommended base salary increases until the second half of fiscal 2010 after it became clear that the Company’s business had stabilized.
     Short-Term Incentives
          Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2010, the Compensation Committee adopted the 2010 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance metrics established on a semi-annual basis. Short-term incentives are intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance metrics that are generally short-term (i.e., less than one year). In establishing the short-term incentive plan, the Compensation Committee first determined a competitive short-term incentive target for each Named Executive Officer based on the Comparator Group data, and then set threshold, target and maximum incentive payment levels. At the target payout level, Skyworks’ short-term incentive was designed to result in an incentive payout equal to the median of the Comparator Group, while a maximum incentive payout for exceeding the performance metrics would result in a payout above the median of the Comparator Group, and a threshold payout for meeting the minimal corporate performance metrics would result in a payout below the median. The following table shows the incentive payment levels the Named Executive Officers could earn in fiscal year 2010 (shown as a percentage of base salary), depending on the Company’s achievement of the performance metrics. Actual performance between the threshold and the target metrics or between the target and maximum metrics was determined based on a linear sliding scale.

	Threshold	Target	Maximum
Chief Executive Officer	50%	100%	200%
Other Named Executive Officers	30%	60%	120%
          For fiscal year 2010, in establishing the Incentive Plan, the Compensation Committee considered the fact that for the first half of fiscal 2010 our primary corporate goal was to increase revenue in excess of the market growth rate by gaining market share, while at the same time leveraging our fixed cost structure to generate higher earnings. As in the prior year, for fiscal year 2010, the Compensation Committee split the Incentive Plan into two six month performance periods, with the performance metrics focused on achieving revenue, non-GAAP gross margin and specified non-GAAP operating margin targets, in addition to a cash, customer satisfaction and units shipped metric. The weighting of the different metrics for the first half of fiscal year 2010 is set forth as follows.

			Non-
		Non-GAAP	GAAP	Customer		Units
		Operating	Gross	Satisfaction	Cash	Shipped
	Revenue	Margin %	Margin %	Metric	Metric	Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	30%	30%	20%	10%	10%	N/A
Executive Vice President and	20%	40%	N/A	10%	N/A	30%
General Manager, Front-End Solutions	(based on	(20% based on
	business unit)	corporate and
		20% based on
		business unit)
Senior Vice President, Sales and	40%	10%	20%	N/A	N/A	30%
Marketing	(30% based on	(based on
	corporate and	business unit)
	10% based on
	business unit)
Senior Vice President, Worldwide Operations	30%	20%	30%	10%	10%	N/A
          For the first half of fiscal 2010, each executive officer’s incentive award was consistent with the metrics set forth above, with the Company only making payments for the performance metrics that were achieved. Accordingly, the Chief Executive Officer (who was eligible to earn 50% of his annual base salary at target for the first half), and the Vice-President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and Senior Vice President, Worldwide Operations (each of whom was eligible to earn 30% of his annual base salary at target for the first half) earned a first half incentive award equal to approximately 94%, 57%, 42%, 42% and 57% of his annual base salary, respectively. The Compensation Committee determined to pay, in lieu of cash, unrestricted common stock of the Company for the portion of each of the Named Executive Officer’s first half short-term incentive earned above the target level. Accordingly, the Chief Executive Officer, the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and the Senior Vice President, Worldwide Operations received approximately 47%, 47%, 28%, 29% and 47% of their respective first half incentive payments in the form of unrestricted common stock of the Company. In addition, in recognition of their contributions to the Company’s performance during the first half of fiscal 2010, the Compensation Committee approved payments to approximately 800 other non-executive employees under non-executive incentive plans containing terms and conditions similar to the Incentive Plan. Consistent with the Incentive Plan (and other employee incentive plans), actual payments for the first six month performance period were capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of the fiscal year since the Company sustained its financial performance throughout fiscal year 2010.
          For the second half of fiscal year 2010, the Committee again established performance metrics based on achieving specified revenue and unit shipments, non-GAAP gross margin, non-GAAP operating margin targets and a cash and customer satisfaction metric. The weighting of the different metrics for the second half of fiscal year 2010 is set forth as follows.

			Non-
		Non-GAAP	GAAP	Customer		Units
		Operating	Gross	Satisfaction	Cash	Shipped
	Revenue	Margin %	Margin %	Metric	Metric	Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	30%	30%	20%	10%	N/A	10%
Executive Vice President and	20%	40%	N/A	10%	N/A	30%
General Manager, Front-End Solutions	(based on	(20% based on
	business unit)	corporate and
		20% based on
		business unit)
Senior Vice President, Sales and	40%	10%	20%	N/A	N/A	30%
Marketing	(30% based on	(based on
	corporate and	business unit)
	10% based on
	business unit)
Senior Vice President, Worldwide Operations	30%	20%	30%	10%	10%	N/A
          In determining the weightings among the Named Executive Officers, the Compensation Committee’s goal was to align the incentive compensation of each Named Executive Officer with the performance metrics such executive could most impact. For instance, the performance metrics for the Chief Executive Officer, Vice-President and Chief Financial Officer and Senior Vice President, Worldwide Operations were designed to focus such executives on improving the Company’s competitive position and achieving profitable growth overall. The performance metrics for the Executive Vice President and General Manager, Front-End Solutions were designed to focus such executive on business unit performance (i.e., the ramping of new products and expansion of the customer base), and the performance metrics for the Senior Vice President, Sales and Marketing were designed to focus such executive on increasing revenue while at the same time increasing gross margin.
          In the second half of the year, the Company met or exceeded its targets. Accordingly, the Chief Executive Officer (who was eligible to earn 50% of his annual base salary at target for the second half), and the Vice-President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and Senior Vice President, Worldwide Operations (each of whom was eligible to earn 30% of his annual base salary at target for the second half) earned a second half incentive award equal to approximately 87%, 52%, 56%, 53% and 48% of his annual base salary, respectively. The Compensation Committee determined to pay, in lieu of cash, unrestricted common stock of the Company for the portion of each of the Named Executive Officer’s second half short-term incentive earned above the target level. Accordingly, the Chief Executive Officer, the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, Senior Vice President, Sales and Marketing, and the Senior Vice President, Worldwide Operations each received approximately 43%, 43%, 47%, 44% and 37% of their respective second half incentive payments in the form of unrestricted common stock of the Company. In addition, the 20% “holdback” of the first half incentive was paid out to each executive officer due to the Company’s sustained financial performance.
          For the full fiscal year, the total payments under the Incentive Plan to the Chief Executive Officer (who was eligible to earn 100% of his annual base salary at target for the year), and the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, the Senior Vice President, Sales and Marketing, and the Senior Vice President, Worldwide Operations (each of whom was eligible to earn 60% of his annual base salary at target for the year) earned approximately 182%, 109%, 98%, 96% and 104% of his annual base salary, respectively.

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
     Long-Term Stock-Based Compensation
          The Compensation Committee generally makes stock-based compensation awards to executive officers on an annual basis. Stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal year 2010, the Compensation Committee made awards to executive officers, including certain Named Executive Officers, on November 10, 2009, at a regularly scheduled Compensation Committee meeting. Stock options awarded to executive officers at the meeting had an exercise price equal to the closing price of the Company’s common stock on the meeting date.
          In making stock-based compensation awards to certain executive officers for fiscal year 2010, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the outstanding number of shares that are typically used for employee compensation programs. The Compensation Committee then set the number of Skyworks shares of common stock that would be made available for executive officer awards at approximately the median of the Comparator Group based on the business need, internal and external circumstances and RiskMetrics/ISS guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers. The Compensation Committee then attributed a long-term equity-based compensation value to each executive officer. One-half of that value was converted to a number of stock options using an estimated Black-Scholes value, and the remaining half of the value was converted to a number of performance share awards (at target) based on the fair market value of the common stock. The Compensation Committee’s rationale for awarding performance shares is to further align the executive’s interest with those of the Company’s stockholders by using equity-awards that will vest only if the Company achieves a pre-established performance metric(s).
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
          The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for two years after termination of employment. Outside of the change in control context, severance benefits are payable to the Named Executive Officers if their employment is involuntarily terminated by the Company without cause, or if a Named Executive Officer terminates his own employment for a good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company’s Board of Directors for a minimum of two years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to his respective annual base salary and targeted short-term incentive opportunity (or past short-term incentive earned).
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

     Compensation Tables for Named Executive Officers
     Summary Compensation Table
          The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2010, fiscal year 2009 and fiscal year 2008.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
			Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	Salary ($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
David J. Aldrich	2010	$609,000	$1,508,750	$1,109,614	$1,106,510	$12,879	$4,346,753
President and	2009	$598,077	$2,541,000	$964,921	$653,750	$12,879	$4,770,627
Chief Executive Officer	2008	$583,404	$3,920,715	$684,714	$1,048,220	$12,191	$6,249,244

Donald W. Palette	2010	$338,500	$506,940	$355,076	$368,874	$11,500	$1,580,890
Vice President and	2009	$327,692	$796,180	$289,476	$215,738	$11,471	$1,640,557
Chief Financial Officer	2008	$305,769	$452,985	$76,079	$328,138	$12,199	$1,175,170

Gregory L. Waters	2010	$390,000	$506,940	$355,076	$382,434	$10,942	$1,645,392
Executive Vice President and	2009	$378,846	$880,880	$321,640	$270,085	$10,025	$1,861,476
General Manager, Front-End Solutions	2008	$370,635	$637,988	$190,198	$397,347	$9,464	$1,605,632

Liam K. Griffin	2010	$357,500	$506,940	$355,076	$341,653	$28,108	$1,589,277
Senior Vice President,	2009	$352,923	$880,880	$321,640	$295,148	$44,888	$1,895,479
Sales and Marketing	2008	$344,000	$1,262,588	$190,198	$365,526	$82,132	$2,244,444

Bruce J. Freyman	2010	$355,500	$470,730	$332,884	$371,307	$10,942	$1,541,363
Senior Vice President,	2009	$350,923	$796,180	$289,476	$240,680	$11,772	$1,689,031
Worldwide Operations	2008	$343,000	$719,929	$171,179	$335,879	$11,218	$1,581,205

(1)	The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of ASC 718-Compensation-Stock Compensation (“ASC 718”) of performance share awards, restricted stock and stock options awarded during the applicable fiscal year, with estimated forfeiture rates applied to restricted stock and stock option awards. For fiscal years 2009 and 2010, the maximum grant date fair values of the Stock Awards would be two times (2 x) the amount shown in the table. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company’s financial statements included in the Original Filing. The amount in the Stock Awards column for fiscal year 2009 excludes the incremental grant date fair market value of the 2009 Replacement Awards as follows: Mr. Aldrich ($775,200), Mr. Palette ($90,440), Mr. Waters ($103,360), Mr. Griffin ($258,400) and Mr. Freyman ($129,200). The amount in the Stock Awards column for fiscal year 2008 includes the original grant date fair market value of the 2007 PSAs: Mr. Aldrich ($3,123,000), Mr. Palette ($364,350), Mr. Waters ($416,400), Mr. Griffin ($1,041,000) and Mr. Freyman ($520,500). See footnote 9 of the “Outstanding Equity Awards at Fiscal Year End Table” below for detailed information regarding the 2009 Replacement Awards and 2007 PSAs.

(2)	Reflects amounts paid to the Named Executive Officers pursuant to the Incentive Plan. For the first and second half of fiscal year 2010, as well as the second half of fiscal years 2008 and 2009, the portion of the Incentive Plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2008: $248,500; FY 2009: $270,000; FY 2010: $497,500), Mr. Palette (FY 2008: $77,800; FY 2009: $89,100; FY 2010: $165,800), Mr. Waters (FY 2008: $80,900; FY 2009: $102,600; FY 2010: $148,400,), Mr. Griffin (FY 2008: $87,300; FY 2009: $95,600; FY 2010: $127,200) and Mr. Freyman (FY 2008: $64,800; FY 2009: $95,000; FY 2010: $158,000). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on November 4, 2008, November 10, 2009, May 11, 2010 and November 9, 2010, the respective dates that Incentive Plan payments were approved by the Compensation Committee.

(3)	“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) plan and the cost of group term life insurance premiums. Mr. Griffin’s amount includes subsidized mortgage and other relocation expenses of $72,831, $34,548 and $17,768 for fiscal years 2008, 2009 and 2010, respectively.

     Grants of Plan-Based Awards Table
          The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2010, including incentive awards payable under our Fiscal Year 2010 Executive Incentive Plan.

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant
		Possible Payouts Under			Estimated Future Payouts			Number	Number of	Price of	Date Fair
		Non-Equity Incentive			Under Equity Incentive			of Shares	Securities	Option	Value of
		Plan Awards(1)			Plan Awards(2)			of Stock	Underlying	Awards	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(3)	(4)	Awards(5)
David J. Aldrich	11/10/2009	$304,500	$609,000	$1,218,000	62,500	125,000	250,000	—	250,000	$12.07	$2,618,364
President and
Chief Executive Officer

Donald W. Palette	11/10/2009	$101,550	$203,100	$406,200	21,000	42,000	84,000	—	80,000	$12.07	$862,016
Vice President and
Chief Financial Officer

Gregory L. Waters	11/10/2009	$117,000	$234,000	$468,000	21,000	42,000	84,000	—	80,000	$12.07	$862,016
Executive Vice President
and General Manager,
Front-End Solutions

Liam K. Griffin	11/10/2009	$107,250	$214,500	$429,000	21,000	42,000	84,000	—	80,000	$12.07	$862,016
Senior Vice President,
Sales and Marketing

Bruce J. Freyman	11/10/2009	$106,650	$213,300	$426,600	19,500	39,000	78,000	—	75,000	$12.07	$803,614
Senior Vice President,
Worldwide Operations

(1)	Actual performance between the Threshold and Target metrics are paid on a linear sliding scale beginning at the Threshold percentage and moving up to the Target percentage. The same linear scale applies for performance between Target and Maximum metrics. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the “Summary Compensation Table” above under “Non-Equity Incentive Plan Compensation.” For fiscal year 2010, the portion of the Incentive Plan payment attributable to Company performance above the Target level for both the first and second half of the fiscal year was paid to the Named Executive Officers in the form of unrestricted common stock of the Company.

(2)	Represents performance share awards made on November 10, 2009, under the Company’s 2005 Long-Term Incentive Plan (the “FY10 PSA”). The FY10 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award. The “performance” condition required that the Company achieve certain pre-established non-GAAP operating margin metrics (i.e., “minimum,” “target” and “maximum” non-GAAP operating margin levels), with the “minimum” number of shares equal to one-half (1/2) the “target” share level, and the “maximum” number of shares equal to two times (2x) the “target” share level. For purposes of the FY10 PSAs, the “non-GAAP operating margin” meant the Company’s non-GAAP operating margin for Fiscal Year 2010 as reported publicly by the Company following the fiscal year end. Actual Company performance between the “minimum” and the “maximum” performance metrics was to be determined based on a linear sliding scale. The “continued employment” condition of the FY10 PSAs provides that, to the extent that the non-GAAP operating margin performance metric is met for the fiscal year, then one-third (33%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, the next one-third (33%) of such shares would be issuable to the executive on the second anniversary of the grant date (the “Second Issuance Date”), and the final one-third (33%) of such shares would be issuable to the executive on the third anniversary of the grant date (the “Third Issuance Date”), provided that the executive continues employment with the Company through each such vesting date(s). In the event of termination by reason of death or permanent disability, the holder of an FY10 PSA (or his or her estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

(3)	The options vest over four years at a rate of 25% per year commencing one year after the date of grant, provided the executive remains employed by the Company. Options may not be exercised beyond three months after the executive ceases to be employed by the Company, except in the event of termination by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination.

(4)	Stock options awarded to executive officers had an exercise price equal to the closing price of the Company’s common stock on the grant date.

(5)	Amount reflects the grant date fair values of stock options and performance share awards granted on November 10, 2009, computed in accordance ASC 718.

     Outstanding Equity Awards at Fiscal Year End Table
          The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of Fiscal Year 2010.

	Option Awards						Stock Awards
										Equity	Equity
										Incentive	Incentive
										Plan	Plan
				Equity						Awards:	Awards:
				Incentive						Number of	Market or
				Plan			Number		Market	Unearned	Payout Value
				Awards:			of Shares		Value of	Shares,	of Unearned
	Number of	Number of		Number of			or Units		Shares or	Units or	Shares,
	Securities	Securities		Securities			of Stock		Units of	Other	Units
	Underlying	Underlying		Underlying			That		Stock	Rights	or Other
	Unexercised	Unexercised		Unexercised	Option		Have		That	That	Rights That
	Options	Options		Unearned	Exercise	Option	Not		Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)(1)	(#)(9)	($)(1)
David J. Aldrich	75,000	0		0	$28.938	10/6/10	210,000	(2)	$4,336,500	466,666	$9,636,653
President and Chief	65,000	0		0	$13.563	4/4/11
Executive Officer	175,000	0		0	$12.650	4/25/12
	365,000	0		0	$9.180	1/7/14
	274,254	0	(3)	0	$8.930	11/10/14
	62,500	0	(4)	0	$4.990	11/8/12
	187,500	62,500	(5)	0	$6.730	11/7/13
	90,000	90,000	(6)	0	$9.330	11/6/14
	75,000	225,000	(10)	0	$7.180	11/4/15
	0	250,000	(11)	0	$12.070	11/10/16

Donald W. Palette	0	50,000	(7)	0	$7.500	8/20/14	30,417	(2)	$628,104	119,555	$2,468,811
Vice President and	0	10,000	(6)	0	$9.330	11/6/14
Chief Financial Officer	0	67,500	(10)	0	$7.180	11/4/15
	0	80,000	(11)	0	$12.070	11/10/16

Gregory L. Waters	100,000	0		0	$9.180	1/7/14	36,667	(2)	$757,167	128,444	$2,652,369
Executive Vice President	64,530	0	(3)	0	$8.930	11/10/14
and General Manager,	0	18,750	(5)	0	$6.730	11/7/13
Front-End Solutions	25,000	25,000	(6)	0	$9.330	11/6/14
	0	75,000	(10)	0	$7.180	11/4/15
	0	80,000	(11)	0	$12.070	11/10/16

Liam K. Griffin	100,000	0		0	$24.780	9/7/11	66,667	(2)	$1,376,667	158,444	$3,271,869
Senior Vice President,	0	18,750	(5)	0	$6.730	11/7/13
Sales and Marketing	0	25,000	(6)	0	$9.330	11/6/14
	0	75,000	(10)	0	$7.180	11/4/15
	0	80,000	(11)	0	$12.070	11/10/16

Bruce J. Freyman	50,000	0	(8)	0	$5.120	5/2/15	40,000	(2)	$826,000	124,055	$2,561,736
Senior Vice President,	40,000	0	(4)	0	$4.990	11/8/12
Worldwide Operations	45,000	15,000	(5)	0	$6.730	11/7/13
	22,500	22,500	(6)	0	$9.330	11/6/14
	22,500	67,500	(10)	0	$7.180	11/4/15
	0	75,000	(11)	0	$12.070	11/10/16

(1)	Reflects a price of $20.65 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 1, 2010.

(2)	Other than Mr. Palette’s restricted stock grant on August 20, 2007, which was made as part of a new hire grant package and vests 25% per year over four years, unvested restricted shares shown are comprised of (a) two-thirds (66%) of the November 6, 2007 grant and (b) 100% of the 2009 Replacement RSAs (as described in footnote 9 below). The restricted stock awards made on November 6, 2007 had both performance and service based vesting conditions. The performance condition allowed for accelerated vesting of an award as of the first anniversary, second anniversary and, if not previously accelerated, the third anniversary of the grant date. Specifically, if the Company’s stock performance met or exceeded the 60th percentile of its selected peer group for the years ended on each of the first three anniversaries of the grant date, then one-third of the award vests upon each anniversary (up to 100%). If the restricted stock recipient met the service condition but not the performance condition in years one, two, three and four, the restricted stock would have vested in three equal installments on the second, third and fourth anniversaries of the grant date. In November 2008, the first third (33%) of the November 6, 2007 grant vested as a result of a performance accelerator triggered as the Company exceeded the 60th percentile of its peers on the basis of stock performance. On November 6, 2009, another third (33%) of such grant vested as a result of a performance accelerator triggered as the Company exceeded the 60th percentile of its peers. In addition, the last third (33%) of such grant vested on November 6, 2009 as a result of the passage of time.

(3)	These options were granted on November 10, 2004, and vested at a rate of 25% per year until they became fully vested on November 10, 2008.

(4)	These options were granted on November 8, 2005, and vested at a rate of 25% per year until they became fully vested on November 8, 2009.

(5)	These options were granted on November 7, 2006, and vested at a rate of 25% per year until they became fully vested on November 7, 2010.

(6)	These options were granted on November 6, 2007, and vest at a rate of 25% per year until fully vested on November 6, 2011.

(7)	These options were granted on August 20, 2007, and vest at a rate of 25% per year until fully vested on August 20, 2011.

(8)	These options were granted on May 2, 2005, and vested at a rate of 25% per year until they became fully vested on May 2, 2009.

(9)	Reflects the FY10 PSAs (as described in footnote 2 of the “Grants of Plan-Based Awards Table” above) and 2009 Replacement PSAs awarded to the Named Executive Officers on November 10, 2009, and June 10, 2009, respectively, both at the “target” level, as well as two-thirds (66%) of the FY09 PSAs awarded on November 4, 2008 at the actual shares earned. Other than having a different “non-GAAP operating margin” performance metric applicable for fiscal year 2009, the FY09 PSAs have the same terms and conditions as the FY10 PSAs described in footnote 2 of the “Grants of Plan-Based Awards Table” above. With respect to the FY09 PSAs, the Company achieved 95.8% of the “maximum” non-GAAP operating margin for fiscal year 2009 and, accordingly, on November 4, 2009, the Company issued one-third of each executive’s earned shares, and held back the other two-thirds of such earned shares for possible issuance on the Second and Third Issuance Dates provided the executive meets the continued employment condition. Similarly, regarding the FY10 PSAs, the Company achieved 100% of the “maximum” non-GAAP operating margin for fiscal year 2010 and, accordingly, on November 10, 2010, the Company issued one-third of each executive’s earned shares, and held back the other two-thirds of such earned shares for possible issuance on the Second and Third Issuance Dates provided the executive meets the continued employment condition.

On June 4, 2009, each Named Executive Officer had the opportunity to forfeit an outstanding performance share award dated November 6, 2007, that such executive had previously been granted (the “2007 PSA”) and receive, in its place, the following equity awards:

(1) a restricted stock award (the “2009 Replacement RSA”) covering shares equal to the “Threshold/Nominal” tranche of shares of the Company’s common stock that could be earned under the executive’s 2007 PSA, which shares would vest on November 6, 2010, provided the Named Executive Officer continued his employment with the Company through such date, and

(2) an IRC Section 162(m) compliant performance share award (the “2009 Replacement PSA”, and together with the 2009 Replacement RSA, the “2009 Replacement Awards”) pursuant to which the executive would receive a number of shares of the Company’s common stock equal to the aggregate amount of the “target” and “maximum/stretch” tranches of shares of the Company’s common stock that could be earned under the 2007 PSA, if certain conditions are satisfied.

Each of the Named Executive Officers accepted the Company’s offer and agreed to have his 2007 PSA cancelled and replaced with the 2009 Replacement Awards. The maximum number of shares issued under the 2009 Replacement Awards for each Named Executive Officer on June 10, 2009, was equal to the maximum number of shares that would have been issuable to such executive under his cancelled 2007 PSA. The 2009 Replacement Awards consisted of (a) the 2009 Replacement RSAs that vested on November 6, 2010, as follows: Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin

(50,000 shares) and Mr. Freyman (25,000 shares); and (b) the 2009 Replacement PSAs as follows (which represents the number of shares that could have been received under each such executive’s 2007 PSA if the “maximum/stretch” tranches of shares were earned): Mr. Aldrich (300,000 shares), Mr. Palette (35,000 shares), Mr. Waters (40,000 shares), Mr. Griffin (100,000 shares) and Mr. Freyman (50,000 shares). The 2009 Replacement PSAs have both “relative stock performance” and “continued employment” conditions that must be met in order for the executive to receive any shares underlying the award. The “relative stock performance” condition provided that if the percentage change in the price of Skyworks’ common stock as compared to a “peer group” of companies during a specified “measuring period” exceeded the 60th percentile of such peer group, then the “target” price level change would have been met and 50% of the total shares covered by the PSA would be earned, subject to the continued employment condition. If the percentage change in the price of Skyworks’ common stock exceeded the 70th percentile of the peer group then the “maximum” price level change would have been met and 100% of the shares subject to the PSA would be earned, subject to the continued employment condition. The percentage change in the price of the common stock of the Company, as well as each member of the Peer Group, during the Measurement Period was determined by comparing (x) the average of such entity’s stock price for the ninety (90) day period beginning on November 6, 2007 to (y) the average of the entity’s stock price for the ninety (90) day period ending on November 6, 2010. For purposes of calculating the average price of the common stock of an entity during such ninety (90) day periods, only “trading days” (days on which the NASDAQ Global Select Market is open for trading) were used in such calculation, and trading volume on any such trading day was not factored into such calculation. For purposes of the 2009 Replacement PSAs, the “Measurement Period” was deemed to have started on November 6, 2007, and ended on November 6, 2010. The “continued employment” condition provides that, if the relative stock price performance condition is met for either the “target” or “maximum” level, then 50% of the total shares for which the relative stock price performance metric was met would be issuable to the executive on November 6, 2010, and the other 50% of such total shares would be issuable to the executive on or about November 6, 2011, provided that the executive is employed with Skyworks through such date(s). In the event of termination by reason of death or permanent disability after the measurement date of a 2009 Replacement PSA (but before shares are issued), the holder (or his or her estate) would receive the number of shares that would have been issuable thereunder based on the actual performance of the Company. In November 2010, the Company determined that the change in the price of the Company’s common stock had exceeded the 70th percentile of its Peer Group and as a result the “maximum” relative stock performance level had been met and therefore 100% of the shares subject to the PSA were eligible for issuance subject to the continued employment condition. On November 6, 2010, the Company issued one-half of each executive’s earned shares.

(10)	These options were granted on November 4, 2008, and vest at a rate of 25% annually through November 4, 2012.

(11)	These options were granted on November 10, 2009, and vest at a rate of 25% annually through November 10, 2013.

Option Exercises and Stock Vested Table
     The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)(1)	($)(2)
David J. Aldrich President and Chief Executive Officer	417,500	$3,700,024	155,834	$1,710,565
Donald W. Palette Vice President and Chief Financial Officer	94,500	$930,850	42,944	$500,748
Gregory L. Waters Executive Vice President and General Manager, Front-End Solutions	181,250	$2,055,903	49,888	$543,342
Liam K. Griffin Senior Vice President, Sales and Marketing	348,280	$2,793,826	49,888	$543,342
Bruce J. Freyman Senior Vice President, Worldwide	100,000	$1,393,270	45,028	$490,339

(1)	Reflects restricted stock that vested on November 6, 2009, for Mr. Aldrich (60,000 shares), Mr. Waters (16,666 shares), Mr. Griffin (16,666 shares) and Mr. Freyman (15,000 shares). For Mr. Palette, the table includes restricted stock that vested on November 6, 2009 (6,666 shares) and August 20, 2010 (6,250 shares). In addition, the amount reflects one-third of the FY09 PSAs that were issued on November 4, 2009 to Mr. Aldrich (95,834 shares), Mr. Palette (30,028), Mr. Waters (33,222 shares), Mr. Griffin (33,222 shares) and Mr. Freyman (30,028 shares).

(2)	Represents the aggregate fair market value of the stock awards on the applicable vesting dates.
Nonqualified Deferred Compensation Table
          In prior fiscal years, certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan, an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation, as a result of deferred compensation legislation under Section 409A of the IRC. The Company has not permitted employees to make contributions to the Executive Compensation Plan since December 31, 2005. Mr. Aldrich is the only Named Executive Officer that participated in the Executive Compensation Plan. Mr. Aldrich’s contributions are credited with earnings/losses based upon the performance of the investments he selects. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his or her vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while it was active, it never made any company contributions.
          The following table summarizes the aggregate earnings in the fiscal year 2010 for Mr. Aldrich under the Executive Compensation Plan.

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last	in Last	in Last	Withdrawals /	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)(1)
David J. Aldrich,	$0	$0	$78,011	$0	$700,480
President and Chief Executive Officer

(1)	Balance as of October 1, 2010. This amount is comprised of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions.

Potential Payments Upon Termination or Change of Control
Chief Executive Officer
          In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, Mr. Aldrich’s Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards (“PSAs”).
          The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the termination occurs or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any PSAs outstanding, shares subject to such award would have been deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
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
          The Aldrich Agreement is intended to be compliant with Section 409A of the IRC. Additionally, the Aldrich Agreement requires Mr. Aldrich to sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and contains non-compete and non-solicitation provisions applicable to him while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment.
          After the fiscal year end, on November 23, 2010, the Company modified the Aldrich Agreement as follows: (1) the initial term of the Agreement was extended for three (3) years until January 22, 2014, at which time the Agreement will renew on an annual basis for up to five (5) additional one year periods, unless at least 90 days prior to the end of the initial term or the then-current additional term, either party provides written notice that the Aldrich

Agreement should not be extended; and (2) in order to ensure that any PSAs issued to Mr. Aldrich continue to be treated as performance based compensation under Section 162(m) of the IRC, the Agreement was amended such that if Mr. Aldrich is involuntarily terminated or terminates his employment for good reason or for no reason, he will be entitled to receive only the number of performance shares under outstanding PSAs that he would have received had he actually remained employed through the end of the performance period applicable to such PSAs. All other terms and conditions of the Agreement remain the same.
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
     The following table summarizes payments and benefits that would be made to the Named Executive Officers under their change of control/severance agreements with the Company in the following circumstances as of October 1, 2010:
•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause or for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.

The following table does not reflect any equity awards made after October 1, 2010.

		Before	After
		Change in	Change in
		Control:	Control:
		Termination	Termination
		w/o Cause	w/o Cause
		or for	or for	Upon Change	Death/
		Good Reason	Good Reason	in Control	Disability
Name	Benefit	(1)	(1)	(1)	(1)
David J. Aldrich President and Chief Executive Officer(2)(5)	Salary and Short-Term Incentive(4)	$3,090,320	$3,862,900	$0	$0
	Accelerated Options	$7,064,550	$7,064,550	$7,064,550	$7,064,550
	Accelerated Restricted Stock	$3,097,500	$3,097,500	$3,097,500	$3,097,500
	Accelerated Performance Shares	$0	$15,315,403	$15,315,403	$15,315,403
	Medical	$0	$20,971	$0	$0
	Excise Tax Gross-Up(3)	$0	$1,892,596	$0	$0

	TOTAL	$13,252,370	$31,253,920	$25,477,453	$25,477,453

Donald W. Palette Vice President and Chief Financial Officer	Salary and Short-Term Incentive(4)	$642,750	$1,285,500	$0	$0
	Accelerated Options	$0	$2,366,325	$2,366,325	$2,366,325
	Accelerated Restricted Stock	$0	$490,438	$490,438	$490,438
	Accelerated Performance Shares	$0	$3,697,486	$3,697,486	$3,697,486
	Medical	$0	$23,650	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$642,750	$8,363,399	$6,554,249	$6,554,249

Gregory L. Waters Executive Vice President and General Manager, Front-End Solutions	Salary and Short-Term Incentive(4)	$739,955	$1,479,911	$0	$0
	Accelerated Options	$0	$2,240,650	$2,240,650	$2,240,650
	Accelerated Restricted Stock	$0	$413,000	$413,000	$413,000
	Accelerated Performance Shares	$0	$3,932,669	$3,932,669	$3,932,669
	Medical	$0	$23,650	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$739,955	$8,589,880	$6,586,319	$6,586,319

Liam K. Griffin Senior Vice President, Sales and Marketing	Salary and Short-Term Incentive(4)	$691,609	$1,383,218	$0	$0
	Accelerated Options	$0	$2,240,650	$2,240,650	$2,240,650
	Accelerated Restricted Stock	$0	$1,032,500	$1,032,500	$1,032,500
	Accelerated Performance Shares	$0	$5,171,669	$5,171,669	$5,171,669
	Medical	$0	$23,650	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$691,609	$10,351,687	$8,444,819	$8,444,819

Bruce J. Freyman Senior Vice President, Worldwide Operations	Salary and Short-Term Incentive(4)	$671,455	$1,342,910	$0	$0
	Accelerated Options	$0	$2,016,225	$2,016,225	$2,016,225
	Accelerated Restricted Stock	$0	$516,250	$516,250	$516,250
	Accelerated Performance Shares	$0	$3,883,336	$3,883,336	$3,883,336
	Medical	$0	$20,971	$0	$0
	Excise Tax Gross-Up(3)	$0	$500,000	$0	$0

	TOTAL	$671,455	$8,279,692	$6,415,811	$6,415,811

(1)	Reflects a price of $20.65 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 1, 2010. Excludes Mr. Aldrich’s contributions to deferred compensation plan as there have been no employer contributions.

(2)	“Good Reason” termination in change in control circumstances for Mr. Aldrich includes voluntarily terminating employment following such change in control.

(3)	Other than Mr. Aldrich, the Named Executive Officer’s excise tax gross-up is capped at $500,000.

(4)	Assumes an Incentive Plan payment of the three (3) year average of the actual incentive payments made for fiscal years 2010, 2009 and 2008 since such average is greater than the three (3) year average at the “target”

payout level. Amounts shown do not reflect the value of accrued vacation/paid time off to be paid upon termination as required by law.

(5)	In the event Mr. Aldrich voluntarily terminated his employment outside of a change of control as of October 1, 2010, he would have received $25,774,440, comprised of the following: cash ($3,090,320); accelerated options ($5,992,050); accelerated restricted shares ($3,097,500) and accelerated performance share awards ($13,594,570).
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
Director Compensation Table
          The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2010.

	Fees Earned
	or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(2)	($)
David J. McLachlan, Chairman	$74,500	$184,475	$0	$258,975
Timothy R. Furey	$62,000	$184,475	$0	$246,475
Kevin L. Beebe	$58,000	$184,475	$0	$242,475
David P. McGlade	$55,000	$184,475	$0	$239,475
Robert A. Schriesheim	$68,000	$184,475	$0	$252,475
Balakrishnan S. Iyer	$60,000	$184,475	$0	$244,475
Moiz M. Beguwala	$57,000	$184,475	$0	$241,475
Thomas C. Leonard	$50,000	$184,475	$0	$234,475

(1)	The amounts in the Stock Awards column represents the grant date fair values, computed in accordance with the provisions of ASC 718, for awards made during the fiscal year, with estimated forfeiture rates applied. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company’s financial statements included in the Original Filing.

(2)	The non-employee members of the Board of Directors who held such position on October 1, 2010, held the following aggregate number of unexercised options as of such date:

Number of
Securities Underlying
Name	Unexercised Options
David J. McLachlan, Chairman	135,000
Timothy R. Furey	120,000
Kevin L. Beebe	105,000
David P. McGlade	90,000
Robert A. Schriesheim	60,000
Balakrishnan S. Iyer	219,435
Moiz M. Beguwala	194,340
Thomas C. Leonard	150,000
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee of the Board of Directors currently comprises, and during fiscal year 2010 was comprised of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2011, by the following individuals or entities: (i) each person who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2011; (ii) the Named Executive Officers (as defined herein under the heading “Compensation Tables for Named Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2011, there were 185,171,796 shares of Skyworks common stock issued and outstanding.

     In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2011, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares		Percent
Names and Addresses of Beneficial Owners(1)	Beneficially Owned(2)		of Class
FMR LLC.	22,512,176	(3)	12.2%
Wellington Management Company, LLP.	17,993,820	(4)	9.7%
Frontier Capital Management Co., LLC.	11,067,514	(5)	6.0%
The Vanguard Group, Inc.	10,650,764	(6)	5.8%
David J. Aldrich	1,615,772	(7)	(*	)
Kevin L. Beebe	138,750		(*	)
Moiz M. Beguwala	128,105		(*	)
Bruce J. Freyman	156,459	(7)	(*	)
Timothy R. Furey	123,750		(*	)
Liam K. Griffin	82,119	(7)	(*	)
Balakrishnan S. Iyer	137,255		(*	)
Thomas C. Leonard	84,057		(*	)
David P. McGlade	123,750		(*	)
David J. McLachlan	111,350		(*	)
Donald W. Palette	87,159	(7)	(*	)
Robert A. Schriesheim	93,750		(*	)
Gregory L. Waters	173,280	(7)	(*	)
All current directors and executive officers as a group (15 persons)	3,207,457	(7)	1.7%

*	Less than 1%
(1)	Unless otherwise noted in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)	Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2011 (the “Current Options”), as follows: Mr. Aldrich — 1,261,754 shares under Current Options; Mr. Beebe — 101,250 shares under Current Options; Mr. Beguwala — 77,250 shares under Current Options; Mr. Freyman — 97,500 shares under Current Options; Mr. Furey — 86,250 shares under Current Options; Mr. Griffin — 32,500 shares under Current Options; Mr. Iyer — 93,673 shares under Current Options; Mr. Leonard — 15,000 shares under Current Options; Mr. McGlade — 86,250 shares under Current Options; Mr. McLachlan — 71,250 shares under Current Options; Mr. Palette — 20,000 shares under Current Options; Mr. Schriesheim — 56,250 shares under Current Options; Mr. Waters — 0 shares under Current Options; current directors and executive officers as a group (15 persons) — 2,009,427 shares under Current Options.

(3)	Consists of shares beneficially owned by FMR LLC, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as a result of its sole ownership of Fidelity Management & Research Company (“Fidelity Research”) and indirect ownership of Pyramis Global Advisors Trust Company (“PGATC”). Fidelity Research, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 21,636,156 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Research, and the funds each has sole power to dispose of the 21,636,156 shares owned by the funds. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and an investment advisor registered under Section 203 of the Investment Advisory Act of 1940, is the beneficial owner of 412,000 shares. Edward C. Johnson 3d and

FMR LLC, through its control of PGALLC, each has sole dispositive power and sole power to vote or to direct the voting of the 412,000 shares owned by institutional accounts or funds advised by PGALLC. PGATC, a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 464,020 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power over 464,020 shares and sole power to vote or to direct the voting of 450,610 shares owned by the institutional accounts managed by PGATC. Of the shares beneficially owned, FMR LLC (through its ownership Fidelity Research and PGATC) has sole voting power with respect to 862,610 shares and sole disposition power with respect to 22,512,176 shares. The address of Fidelity Research and Fidelity Trust is 82 Devonshire Street, Boston, MA 02109. The address of PGATC and PGALLC is 900 Salem Street, Smithfield, Rhode Island, 02917. With respect to the information relating to the affiliated FMR LLC entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G filed with the SEC on March 10, 2010.

(4)	Consists of shares beneficially owned by Wellington Management Company, LLP, which has shared voting power as to 13,823,929 shares and shared dispositive power over all such shares. With respect to the information relating to Wellington Management Company, LLP, the Company has relied on information supplied by Wellington Management Company, LLP on a Schedule 13G filed with the SEC on January 11, 2010. The address and principal business office of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.

(5)	Consists of shares beneficially owned by Frontier Capital Management Co., LLC, which has sole voting control and sole dispositive power over all such shares. With respect to the information relating to Frontier Capital Management Co., LLC, the Company has relied on information supplied by Frontier Capital Management Co., LLC on a Schedule 13G filed with the SEC on February 12, 2010. The address and principal business office of the Frontier Capital Management Co., LLC is 99 Summer Street, Boston, MA 02110.

(6)	Consists of shares beneficially owned by The Vanguard Group, Inc., which has sole voting control as to 215,780 shares, sole dispositive power as to 10,434,984 shares, and shared dispositive power as to 215,780 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., which serves as investment manager of collective trust accounts, is also deemed to be the beneficial owner of 215,780 shares. With respect to the information relating to The Vanguard Group, Inc., the Company has relied on information supplied by The Vanguard Group, Inc. on a Schedule 13G/A filed with the SEC on February 5, 2010. The address and principal business office of the Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(7)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2011.

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
          The following table presents information about these plans as of October 1, 2010.

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants,		Options, Warrants	Securities Reflected in
Plan Category	and Rights (a)		and Rights (b)	Column(a)) (c)
Equity compensation plans approved by security holders	7,535,880	(1)	$10.58	9,346,766	(3)
Equity compensation plans not approved by security holders	7,753,587		$10.41	0	(4)

Total	15,289,467	(2)	$10.49	9,346,766

(1)	Excludes 631,290 unvested restricted shares and 3,637,895 unvested shares under performance shares awards.

(2)	Includes 384,140 options held by non-employees (excluding non-employee directors).

(3)	No further grants will be made under the 1994 Non-Qualified Stock Option Plan, the 1996 Long-Term Incentive Plan or the Directors’ 2001 Stock Option Plan.

(4)	No further grants will be made under the Washington Sub Inc. 2002 Stock Option Plan or the 1999 Employee Long-Term Incentive Plan.
     1999 Employee Long-Term Incentive Plan
          The Company’s 1999 Employee Long-Term Incentive Plan (the “1999 Employee Plan”) provided for the grant of non-qualified stock options to purchase shares of the Company’s common stock to employees, other than officers and non-employee directors. The term of these options may not exceed 10 years. The 1999 Employee Plan contains provisions, which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant’s termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment that affects outstanding options be consented to by the holder of the options. As of April 26, 2009, no additional grants were issuable under the 1999 Employee Long-Term Incentive Plan.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 3, 2009, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater then $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
          KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2010 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2010. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

	Fiscal Year		Fiscal Year
Fee Category	2010	% of Total	2009	% of Total
Audit Fees — Integrated Audit(1)	$1,352,000	97%	$1,215,000	97%
Audit-Related Fees(2)	—	0%	5,000	0%
Tax Fees(3)	37,000	3%	33,000	3%
All Other Fees(4)	2,000	0%	2,000	0%

Total Fees	$1,391,000	100%	$1,255,000	100%

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Fiscal year 2010 and fiscal year 2009 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to registration statement filings for financing activities and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation or review of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for $37,000 and $33,000 of the total tax fees for fiscal year 2010 and 2009, respectively. Tax advice and tax planning services relate to assistance with tax audits.

(4)	All other fees for fiscal year 2010 and 2009 consist of licenses for accounting research software.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2010 and fiscal 2009.
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
Date: January 31, 2011

SKYWORKS SOLUTIONS, INC. Registrant
By:	/s/ David J. Aldrich
David J. Aldrich
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.A	Amended and Restated Certificate of Incorporation	10-K	001-5560	3.A	12/23/2002

3.B	Second Amended and Restated By-laws	10-K	001-5560	3.B	12/23/2002

4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002

4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-5560	4.1	3/5/2007

10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-5560	10.B	12/14/2005

10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.C	12/14/2005

10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-5560	10.D	12/14/2005

10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-5560	10.E	12/14/2005

10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-5560	10.F	12/13/2006

10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-5560	10.L	12/23/2002

10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002

10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-5560	10.H	5/7/2008

10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-5560	10.L	2/07/2007

10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A.	10-Q	001-5560	10.A	8/11/2003

10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-5560	10.B	8/11/2003

10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-5560	10.C	8/11/2003

10.N*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended and restated 5/12/2009)	DEF 14A	001-5560	APPENDIX	3/30/2009

10.O*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-5560	10.2	5/04/2005

10.P*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-5560	10.3	5/04/2005

10.Q*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.A	5/11/2005

10.R*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-5560	10.B	5/11/2005

10.S*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-5560	10.W	5/7/2008

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-5560	10.X	5/7/2008

10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-5560	10.AA	5/7/2008

10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-5560	10.BB	5/7/2008

10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-5560	10.DD	5/7/2008

10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-5560	10.1	11/15/2005

10.Y*	Skyworks Solutions Inc. Cash Compensation Plan for Directors	10-Q	001-5560	10.HH	8/8/2007

10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-5560	10.HH	3/5/2007

10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-5560	10.II	5/7/2008

10.BB*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-5560	10.JJ	2/06/2008

10.CC*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-5560	10.KK	5/7/2008

10.DD*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-5560	10-LL	5/7/2008

10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-MM	5/7/2008

10.FF*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-NN	5/7/2008

10.GG*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-5560	10-OO	5/7/2008

10.HH*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-5560	10-PP	5/7/2008

10.II*	Fiscal 2010 Executive Incentive Compensation Plan	10-Q	001-5560	10-II	2/09/2010

10.JJ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009	10-Q	001-5560	10-QQ	8/11/2009

12	Computation of Ratio of Earnings to Fixed Charges	10-K	001-5560	12	11/29/2010

21	Subsidiaries of the Company	10-K	001-5560	21	11/29/2010

23.1	Consent of KPMG LLP	10-K	001-5560	23.1	11/29/2010

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.1	11/29/2010

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	31.2	11/29/2010

Exhibit			Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	32.1	11/29/2010

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-5560	32.2	11/29/2010