Form 10-Q
period 2010-12-31
SKYWORKS SOLUTIONS INC
filed 2011-02-08
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2011
Common Stock, par value $.25 per share	185,435,623

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

PAGE NO.
PART I FINANCIAL INFORMATION	3

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)	3

CONSOLIDATED STATEMENTS OF OPERATIONS — THREE-MONTHS ENDED DECEMBER 31, 2010 AND JANUARY 1, 2010	3

CONSOLIDATED BALANCE SHEETS — DECEMBER 31, 2010 AND OCTOBER 1, 2010	4

CONSOLIDATED STATEMENTS OF CASH FLOWS — THREE-MONTHS ENDED DECEMBER 31, 2010 AND JANUARY 1, 2010	5

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4: CONTROLS AND PROCEDURES	20

PART II OTHER INFORMATION	21

ITEM 1A: RISK FACTORS	21

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 6: EXHIBITS	21

SIGNATURES	22
EX-10.II
EX-10.KK
EX-10.MM
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended
	December 31,	January 1,
	2010	2010

Net revenues	$335,120	$245,138
Cost of goods sold	186,582	142,584

Gross profit	148,538	102,554
Operating expenses:
Research and development	38,543	31,789
Selling, general and administrative	31,051	26,731
Amortization of intangible assets	1,602	1,501

Total operating expenses	71,196	60,021

Operating income	77,342	42,533
Interest expense	(537)	(1,569)
Loss on early retirement of convertible debt	—	(51)
Other expense, net	(69)	(111)

Income before income taxes	76,736	40,802
Provision for income taxes	15,868	12,792

Net income	$60,868	$28,010

Per share information:
Net income, basic	$0.34	$0.16

Net income, diluted	$0.32	$0.16

Number of weighted-average shares used in per share computations, basic	180,706	172,717

Number of weighted-average shares used in per share computations, diluted	188,541	179,404

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	December 31,	October 1,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$450,054	$453,257
Restricted cash	662	6,128
Receivables, net of allowance for doubtful accounts of $1,109 and $1,177, respectively	200,905	175,232
Inventories	142,463	125,059
Other current assets	26,519	30,189

Total current assets	820,603	789,865
Property, plant and equipment, net	223,813	204,363
Goodwill	485,544	485,587
Intangible assets, net	15,257	12,509
Deferred tax assets	58,088	60,569
Other assets	10,771	11,159

Total assets	$1,614,076	$1,564,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$—	$50,000
Accounts payable	120,535	111,967
Accrued compensation and benefits	29,454	35,695
Other current liabilities	7,077	6,662

Total current liabilities	157,066	204,324
Long-term debt, less current maturities	25,071	24,743
Other long-term liabilities	20,532	18,389

Total liabilities	202,669	247,456

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 191,946 shares issued and 184,966 shares outstanding at December 31, 2010 and 185,683 shares issued and 180,263 shares outstanding at October 1, 2010	46,241	45,066
Additional paid-in capital	1,710,822	1,641,406
Treasury stock, at cost	(77,367)	(40,719)
Accumulated deficit	(266,992)	(327,860)
Accumulated other comprehensive loss	(1,297)	(1,297)

Total stockholders’ equity	1,411,407	1,316,596

Total liabilities and stockholders’ equity	$1,614,076	$1,564,052

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three-months Ended
	December 31,	January 1,
	2010	2010

Cash flows from operating activities:
Net income	$60,868	$28,010
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	13,281	8,084
Depreciation	13,589	10,870
Amortization of intangible assets	1,602	1,501
Amortization of discount and deferred financing costs on convertible debt	350	1,078
Contribution of common shares to savings and retirement plans	1,471	854
Deferred income taxes	12,790	8,294
Excess tax benefit from share-based payments	(7,035)	—
Loss on disposals of assets	—	72
Provision for losses (recoveries) on accounts receivable	(68)	141
Changes in assets and liabilities:
Receivables	(25,605)	(4,327)
Inventories	(16,995)	(11,963)
Other current and long-term assets	3,368	2,079
Accounts payable	8,568	7,848
Other current and long-term liabilities	(1,362)	471

Net cash provided by operating activities	64,822	53,012

Cash flows from investing activities:
Capital expenditures	(33,039)	(14,679)
Payments for acquisitions	(3,931)	(1,000)

Net cash used in investing activities	(36,970)	(15,679)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	—	(4,953)
Reacquisition of equity component of 2007 Convertible Notes	—	(2,621)
Payments on short term line of credit	(50,000)	—
Excess tax benefit from share-based payments	7,035	—
Change in restricted cash	5,466	(265)
Repurchase of common stock — payroll tax withholdings	(18,434)	(3,466)
Repurchase of common stock — share repurchase program	(18,214)	—
Net proceeds from exercise of stock options	43,092	6,078

Net cash used in financing activities	(31,055)	(5,227)

Net increase (decrease) in cash and cash equivalents	(3,203)	32,106
Cash and cash equivalents at beginning of period	453,257	364,221

Cash and cash equivalents at end of period	$450,054	$396,327

Supplemental cash flow disclosures:
Taxes paid	$288	$213

Interest paid	$58	$92

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the quarter ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 1, 2010 as filed with the SEC.
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
The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements. During this period, the Company did not have any material subsequent events.
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2011 consists of 52 weeks and ends on September 30, 2011. Fiscal 2010 consisted of 52 weeks and ended on October 1, 2010. The first quarters of fiscal 2011 and fiscal 2010 each consisted of 13 weeks and ended on December 31, 2010 and January 1, 2010, respectively.
2. MARKETABLE SECURITIES
The Company accounts for its investment in accordance with ASC 320 — Investments-Debt and Equity Securities (“ASC 320”), and classifies them as “available for sale”. At December 31, 2010, these securities consisted of $3.2 million par value auction rate securities (“ARS”) with a carrying value of $2.3 million. The Company closely monitors and evaluates the appropriate accounting treatment in each reporting period for the ARS.
3. FINANCIAL INSTRUMENTS
In accordance with ASC 820 — Fair Value Measurements and Disclosure (“ASC 820”), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company’s ARS, discussed in Note 2, Marketable Securities, is classified as a Level 3 asset. There have been no transfers between Level 1, Level 2 or Level 3 assets during the quarter ended December 31, 2010. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 during the quarter ended December 31, 2010.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market/repurchase agreements	$430,299	$430,299	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$432,587	$430,299	$—	$2,288

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment. There were no indicators of impairment identified during the quarter ended December 31, 2010.
4. INVENTORIES
Inventories consist of the following (in thousands):

	As of
	December 31,	October 1,
	2010	2010

Raw materials	$12,941	$16,108
Work-in-process	74,257	74,701
Finished goods	44,150	20,209
Finished goods held on consignment by customers	11,115	14,041

Total inventories	$142,463	$125,059

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	December 31,	October 1,
	2010	2010

Land	$9,423	$9,423
Land and leasehold improvements	5,559	5,475
Buildings	43,123	42,918
Furniture and fixtures	24,668	24,784
Machinery and equipment	485,709	455,157
Construction in progress	30,987	28,901

Total property, plant and equipment, gross	599,469	566,658
Accumulated depreciation and amortization	(375,656)	(362,295)

Total property, plant and equipment, net	$223,813	$204,363

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted
	Average	As of			As of
	Amortization	December 31, 2010			October 1, 2010
	Period	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill		$485,544	$—	$485,544	$485,587	$—	$485,587

Amortized intangible assets
Developed technology	2.0	$16,150	$(11,519)	4,631	$14,150	$(10,862)	$3,288
Customer relationships	1.7	21,510	(16,637)	4,873	21,510	(15,894)	5,616
Patents and other	2.7	8,316	(5,832)	2,484	5,966	(5,630)	336

		45,976	(33,988)	11,988	41,626	(32,386)	9,240
Unamortized intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$49,245	$(33,988)	$15,257	$44,895	$(32,386)	$12,509

Amortization expense related to intangible assets was $1.6 million and $1.5 million for the quarters ended December 31, 2010 and January 1, 2010, respectively.
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total
Balance as of October 1, 2010	$485,587	$14,150	$21,510	$5,966	$3,269	$530,482
Additions (deductions) during period	(43)	2,000	—	2,350	—	4,307

Balance as of December 31, 2010	$485,544	$16,150	$21,510	$8,316	$3,269	$534,789

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the quarter ended December 31, 2010.
Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$6,636	$5,405	$1,549	$—	$—
7. BORROWING ARRANGEMENTS
Long-Term Debt
Long-term debt consists of convertible notes with a carrying value of $25.1 million and $24.7 million for the quarters ended December 31, 2010 and October 1, 2010, respectively.
On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”) which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year on the 1.50% Notes. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders of the 1.50% Notes may require the Company to repurchase the 1.50% Notes upon a change in control of the Company.
Holders may convert the 1.50% Notes at any time on or prior to the close of business on the final maturity date. If a holder of a 1.50% Note elects to convert such Notes at maturity, the Company may continue to choose to deliver to the holder either cash, shares of its common stock or a combination of cash and shares of its common stock to settle the conversion. This cash settlement provision permits the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future, including with respect to the 1.50% Notes.
On October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options (“ASC 470-20”). ASC 470-20 applies to the Company’s 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability component of the $100.0 million aggregate principal amount of the 1.50% Notes to be $77.3 million on October 3, 2009. As of the issuance date, the difference between the fair value of the liability component of the 1.50% Notes and the corresponding aggregate principal amount of such notes, which is equal to the fair value of the equity component of the 1.50% Notes ($22.7 million), was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component of the 1.50% Notes is being amortized over the remaining life of the instrument.
The following tables provide additional information about the Company’s 1.50% Notes (in thousands):

	As of
	December 31,	October 1,
	2010	2010

Equity component of the convertible notes outstanding	$6,061	$6,061
Principal amount of the convertible notes	26,677	26,677
Unamortized discount of the liability component	1,606	1,934
Net carrying amount of the liability component	25,071	24,743

	Three-months Ended
	December 31,	January 1,
	2010	2010

Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$100	$279
Effective interest expense recognized	$328	$989
The remaining unamortized discount on the 1.50% Notes will be amortized over the next fourteen months. As of December 31, 2010, the “if converted” value of the remaining 1.50% Notes exceeds the related principal amount by approximately $53.5 million. As of both December 31, 2010 and October 1, 2010, the number of shares underlying the remaining 1.50% Notes was 2.8 million.
Short-Term Debt
On July 15, 2003, the Company entered into a receivables purchase agreement under which it agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (the “Credit Facility”) secured by the purchased accounts receivable. The Company’s short term debt balance as of October 1, 2010 was $50.0 million. The Company paid down the entire $50.0 million balance and terminated the Credit Facility and all associated agreements during the quarter ended December 31, 2010.
8. INCOME TAXES
The provision for income taxes for the quarter ended December 31, 2010 consisted of $15.2 million and $0.7 million of United States and foreign income taxes, respectively, as compared to $12.5 million and $0.3 million for United States and foreign income taxes, respectively, for the quarter ended January 1, 2010. For the quarter ended December 31, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the recognition of research and development tax credits earned. In December 2010, the United States Congress enacted legislation to retroactively extend the federal research and development tax credit. As a result, the Company recognized $4.4 million of federal research and development tax credits in the quarter ended December 31, 2010, which were earned in the fiscal year ended October 1, 2010, reducing our tax rate from 26.5% to 20.7%. For the quarter ended January 1, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the United States federal statutory rate.
During the quarter ended December 31, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company’s compliance in meeting certain employment and investment thresholds.
In accordance with ASC 740 — Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of December 31, 2010, the Company has maintained a valuation allowance of $24.0 million related to the Company’s United States deferred tax assets, primarily related to the Company’s state tax research and experimentation credits. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. We have also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintain a valuation allowance of $1.6 million related to the Company’s foreign deferred tax assets.
Realization of benefits from the Company’s deferred tax asset is dependent upon generating United States source taxable income in the future, which may result in the existing valuation reserve being reversed to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. The Company will need to generate $168.2 million of United States federal taxable income in future years to utilize all of the Company’s net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences as of December 31, 2010.
During the quarter ended December 31, 2010, there was an increase in the Company’s gross unrecognized tax benefits of $2.4 million. The Company’s gross unrecognized tax benefits totaled $22.3 million as of December 31, 2010. Of the total unrecognized tax benefits at December 31, 2010, $13.3 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be deferred. There are no positions which we anticipate could change within the next twelve months. The Company did not incur any significant accrued interest or penalties related to unrecognized tax benefits during the quarter ended December 31, 2010. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of December 31, 2010 are the United States federal jurisdiction, and the United States state jurisdictions of California and Iowa. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes.
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
The Company believes there is no litigation pending that will have, individually or in the aggregate, a material adverse effect on its business.
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
10. SEGMENT INFORMATION
In accordance with ASC 280-Segment Reporting (“ASC 280”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company’s business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. Furthermore, the Company’s chief decision makers base operating decisions on consolidated financial information. As of December 31, 2010, there has been no change and the Company continues to consider itself to have one reportable operating segment. The Company will re-assess its conclusions at least annually.
11. EMPLOYEE STOCK BENEFIT PLANS
Stock based compensation expense consists of expense related to our unvested grants of employee stock options and awards in accordance with ASC 718 — Compensation-Stock Compensation (“ASC 718”).
The following table summarizes share-based compensation expense related to employee stock options, restricted stock grants, performance stock grants, management incentive compensation, and employee stock purchase plan under ASC 718 for the quarter ended December 31, 2010 and January 1, 2010, as follows:

	Three-months Ended
	December 31,	January 1,
(In thousands)	2010	2010

Stock options	$3,840	$3,035
Non-vested restricted stock with service and market conditions	—	658
Non-vested restricted stock with service conditions	469	207
Non-vested performance shares	7,307	2,867
Management incentive plan stock awards	1,044	883
Employee stock purchase plan	621	434

Total share-based compensation expense	$13,281	$8,084

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the
Black-Scholes model at December 31, 2010 and January 1, 2010:

	Three-months Ended
	December 31,	January 1,
	2010	2010

Expected volatility	49.26%	56.19%
Risk free interest rate (7 year contractual life options)	1.00%	1.85%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.10	4.23
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company accounts for comprehensive loss in accordance with the provisions of ASC 220 — Comprehensive Income (“ASC 220”). ASC 220 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated other comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability. There were no changes in the value of the auction rate securities or pension liability during the quarter ended December 31, 2010.
13. COMMON STOCK REPURCHASE
On August 3, 2010 the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The Company paid approximately $18.2 million in connection with the repurchase of 786,400 shares of its common stock during the first quarter ended December 31, 2010 (paying an average price of $23.15 per share). As of December 31, 2010, $181.8 million remained available under the existing share repurchase authorization.

14. EARNINGS PER SHARE

	Three-months Ended
	December 31,	January 1,
(In thousands, except per share amounts)	2010	2010

Net income	$60,868	$28,010

Weighted average shares outstanding — basic	180,706	172,717
Effect of dilutive convertible debt	1,713	1,988
Effect of dilutive share-based awards	6,122	4,699

Weighted average shares outstanding — diluted	188,541	179,404

Net income per share — basic	$0.34	$0.16
Effect of dilutive convertible debt	—	—
Effect of dilutive share-based awards	(0.02)	—

Net income per share — diluted	$0.32	$0.16

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.
Equity based awards exercisable for approximately 1.7 million shares and 6.1 million shares were outstanding but not included in the computation of earnings per share for the quarter ended December 31, 2010 and January 1, 2010, respectively, as their effect would have been anti-dilutive.
The remaining $26.7 million in aggregate principal balance of the 1.50% Notes contains a cash settlement provision, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. As of December 31, 2010, there were 1.7 million shares included in the calculation of diluted earnings per share as a result of this conversion feature. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is the Company’s intention to continue to do so in the future, including settlement of the 1.50% Notes due in March 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.
RESULTS OF OPERATIONS
THREE-MONTHS ENDED DECEMBER 31, 2010 AND JANUARY 1, 2010
The following table sets forth the results of our operations expressed as a percentage of net revenues for the quarters ended December 31, 2010 and January 1, 2010:

	Three-months Ended
	December 31,	January 1,
	2010	2010
Net revenues	100.0%	100.0%
Cost of goods sold	55.7	58.2

Gross profit	44.3	41.8
Operating expenses:
Research and development	11.5	13.0
Selling, general and administrative	9.3	10.9
Amortization of intangible assets	0.4	0.6

Total operating expenses	21.2	24.5

Operating income	23.1	17.3
Interest expense	(0.2)	(0.6)
Loss on early retirement of convertible debt	—	—
Other expense, net	—	(0.1)

Income before income taxes	22.9	16.6
Provision for income taxes	4.7	5.2

Net income	18.2%	11.4%

GENERAL
During the quarter ended December 31, 2010, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:
•	We generated net revenue of $335.1 million for the quarter ended December 31, 2010, as compared to net revenue of $245.1 million for the corresponding period in fiscal 2010, an increase of 36.7%. The revenue growth was principally attributable to an increase in our overall market share and product revenue diversification as well as the increased overall demand for our wireless semiconductor products that support mobile internet, wireless infrastructure, energy management and diversified analog applications.

•	Gross profit increased by $46.0 million or 250 basis points to 44.3% of net revenue for the quarter ended December 31, 2010, as compared to the corresponding period in fiscal 2010. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of improved product mix, continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, margin-enhancing and demand driven capital expenditure investments, and the aforementioned increase in net revenues.

•	Operating income increased by $34.8 million to 23.1% of revenue, an 81.8% increase over the corresponding period in fiscal 2010. The increase is primarily due to the aforementioned increases in net revenue and gross margin along with a higher degree of operating leverage as we maintained relatively constant operating expenditures.

•	In the quarter end December 31, 2010, we generated $64.8 million in cash from operations and exited the quarter with $450.7 million in cash, cash equivalents and restricted cash.

•	During the first fiscal quarter we paid down and terminated our $50.0 million Credit Facility (see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q). Our net cash position, after deducting debt, was $425.6 million.
NET REVENUES

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Net revenues	$335,120	36.7%	$245,138
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
We generated net revenue of $335.1 million for the quarter ended December 31, 2010, as compared to net revenue of $245.1 million for the corresponding period in fiscal 2010, an increase of 36.7%. The revenue growth was principally attributable to an increase in our overall market share and product revenue diversification as well as the increased overall demand for our wireless semiconductor products that support mobile internet, wireless infrastructure, energy management and diversified analog applications.
GROSS PROFIT

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Gross profit	$148,538	44.8%	$102,554
% of net revenues	44.3%		41.8%

Gross profit represents net revenues less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
Gross profit increased by $46.0 million or 250 basis points to 44.3% of net revenue for the quarter ended December 31, 2010, as compared to the corresponding period in fiscal 2010. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of improved product mix, continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, margin-enhancing and demand driven capital expenditure investments, and the aforementioned increase in net revenues. During the first quarter of fiscal 2010, we benefited from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Research and development	$38,543	21.2%	$31,789
% of net revenues	11.5%		13.0%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, equity based compensation expense and design and test tool costs.
The 21.2% increase in research and development expenses for the quarter ended December 31, 2010 when compared to the corresponding period in fiscal 2010 is principally attributable to growth in the number of our employees and related compensation costs. In addition, we increased our design activity resulting in higher mask, prototype and materials costs in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for fiscal quarter as a result of the aforementioned increase in net revenue.
SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Selling, general and administrative	$31,051	16.2%	$26,731
% of net revenues	9.3%		10.9%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.
The increase in selling, general and administrative expenses for the quarter ended December 31, 2010 as compared to the corresponding period in fiscal 2010 is principally due to growth in the number of our employees and related compensation expense. In addition, share-based compensation expense which increased primarily as a result of our increased stock price during the fiscal quarter as compared to the prior year. Selling, general and administrative expenses as a percentage of net revenues decreased for the quarter ended December 31, 2010, as compared to the corresponding period in the prior fiscal year, due to the aforementioned increase in revenue.
AMORTIZATION OF INTANGIBLE ASSETS

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Amortization	$1,602	6.7%	$1,501
% of net revenues	0.4%		0.6%

The slight increase in amortization expense during the quarter ended December 31, 2010, as compared to the corresponding period in fiscal 2010, was due to intangible asset acquisitions and subsequent amortization during the fiscal quarter.
INTEREST EXPENSE

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Interest expense	$537	(65.8)%	$1,569
% of net revenues	0.2%		0.6%
Interest expense is comprised principally of interest expense related to our 2007 Convertible Notes which have been calculated under ASC 470-20 — Debt, Debt with Conversion and Other Options.
The decrease in interest expense for the quarter ended December 31, 2010, when compared to the corresponding period in fiscal 2010, was due to a decline in interest expense and amortization of discount associated with the early retirement of a portion of the 2007 Convertible Notes during fiscal 2010 and our pay-down of the entire $50.0 million balance of our Credit Facility (see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q) during the quarter ended December 31, 2010.
PROVISION FOR INCOME TAXES

	Three-months Ended
	December 31,		January 1,
(dollars in thousands)	2010	Change	2010

Provision for income taxes	$15,868	24.0%	$12,792
% of net revenues	4.7%		5.2%
The provision for income taxes increased 24.0% to $15.9 million ($15.2 million and $0.7 million for United States and foreign income taxes, respectively) for the quarter ended December 31, 2010 as compared to the corresponding period in fiscal 2010.
The effective tax rate for the quarter ended December 31, 2010 was 20.7% as compared to 31.4% when compared to the corresponding period in fiscal 2010. The difference between our current period effective tax rate of 20.7% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions and the recognition of research and development tax credits. As a result of the enactment of the Tax Relief Act of 2010 which retroactively reinstated and extended the research and development tax credit, $4.4 million of federal research and development tax credits which were earned in fiscal year 2010 reduced our tax rate from 26.5% to 20.7% during the quarter-ended December 31, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Three-months Ended
	December 31,	January 1,
(dollars in thousands)	2010	2010
Cash and cash equivalents at beginning of period (1)	$453,257	$364,221
Net cash provided by operating activities	64,822	53,012
Net cash used in investing activities	(36,970)	(15,679)
Net cash used in financing activities	(31,055)	(5,227)

Cash and cash equivalents at end of period (1)	$450,054	$396,327

(1)	Cash and cash equivalents do not include restricted cash balances.

Cash Flow from Operating Activities:
Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For the quarter ended December 31, 2010 we generated $64.8 million in cash flow from operations, an increase of $11.8 million when compared to the $53.0 million generated in the corresponding period in fiscal 2010. For the quarter ended December 31, 2010, net income increased by $32.9 million to $60.9 million when compared to the corresponding period in fiscal 2010. The increase in net income for the quarter was primarily offset by changes in non-cash items and by our investments in working capital as a result of higher business activity. Specifically, the working capital increase was due to the increases in accounts receivable and inventory of $25.6 million and $17.0 million, respectively, which was partially offset by an increase in accounts payable of $8.6 million during the fiscal quarter.
Cash Flow from Investing Activities:
Cash flow from investing activities consists primarily of capital expenditures and acquisitions. We had net cash outflows of $37.0 million for the quarter ended December 31, 2010, compared to $15.7 million for the corresponding period in fiscal 2010. The increase is primarily due to higher capital expenditures during the quarter.
Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During the quarter ended December 31, 2010, we had net cash outflows of $31.0 million, compared to $5.2 million for the corresponding period in fiscal 2010. Specifically, we had the following significant uses of cash:
•	$50.0 million related to the complete pay-off and termination of the Credit Facility

•	$18.4 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards

•	$18.2 million related to our repurchase of 786,400 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010
These uses of cash were partially offset by the net proceeds from employee stock option exercises of $43.1 million for the quarter ended December 31, 2010.
Liquidity:
Cash and cash equivalent balances decreased to $450.0 million at December 31, 2010 from $453.3 million at October 1, 2010. Our net cash position, after deducting our debt, increased by $41.0 million to $425.6 million at December 31, 2010 from $384.6 million at October 1, 2010. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially adversely affected.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include certificates of deposit. At December 31, 2010, we also held a $3.2 million par value auction rate security with a carrying value of $2.3 million. We continue to monitor the liquidity and accounting classification of this security. If in a future period we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 1, 2010 has not materially changed since we filed that report, with the exception that we paid off and terminated the

Credit Facility. Our long-term borrowing arrangements are more fully described in Note 7 of the Notes to Consolidated Financial Statements continued in Item 1 in this Quarterly Report on Form 10-Q.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2009-13 and ASU 2009-14
In September 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”) - 2009-13-Revenue Recognition (“ASC 605”) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence or VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 and 2009-14 did not have an effect on our consolidated financial position and results of operations or statement of cash flows.
OFF-BALANCE SHEET ARRANGEMENTS
We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to foreign currency, investment, market and interest rate risks as described below:
Investment, Market and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of December 31, 2010 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$450.0
Restricted cash (certificates of deposit)	0.7
Available for sale securities (auction rate securities)	2.3

Total	$453.0

The main objective of our investment activities is the liquidity and preservation of capital. Credit risk associated with our investments is not significant as our investment policy prescribes high credit quality standards and limits the amount of credit exposure to any one issuer. We do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives in the future.
In general, our cash and cash equivalent investments have short-term maturity periods which dampen the impact of significant market or interest rate risk. We are, however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities of $2.3 million carry a longer maturity period (contractual maturities exceed ten years).

Our long-term debt at December 31, 2010 consists of $26.7 million aggregate principal amount of 2007 Convertible Notes. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes due in March 2012.
We do not believe that investments or interest rate risk are material to our business or results of operations.
Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 1, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases of common stock made by us during the quarter ended December 31, 2010:

					Maximum Number (or
					Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs

10/02/10 — 10/29/10	5,134	(2)	$21.14	—	$200.0 million
10/30/10 — 11/26/10	1,538,997	(3)	$23.46	786,400	$181.8 million
11/27/10 — 12/31/10	15,428	(2)	$27.07	—	$181.8 million

(1)	On August 3, 2010 the Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on August 3, 2012; however, it may be suspended or discontinued at any time prior to August 3, 2012. The repurchase program will be funded using the Company’s working capital.

(2)	Shares of common stock reported in the table above were repurchased by the Company at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between the Company and certain of its employees.

(3)	786,400 shares were repurchased at an average of $23.15 as part of our share repurchase program. 752,597 shares were repurchased with an average price of $23.79 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements between the Company and certain of its employees.
Item 6. Exhibits

Number	Description

10.II*	Fiscal 2011 Executive Incentive Compensation Plan

10.KK*	Amendment dated November 23, 2010 to Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich

10.MM*	Termination and Settlement Letter Agreement, dated December 17, 2010 related to Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A., Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc. and Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: February 8, 2011	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

10.II	Fiscal 2011 Executive Incentive Compensation Plan

10.KK	Amendment dated November 23, 2010 to Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich

10.MM	Termination and Settlement Letter Agreement, dated December 17, 2010, related to Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A., Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc. and Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002