Form 10-Q
period 2011-04-01
SKYWORKS SOLUTIONS INC
filed 2011-05-11
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Common Stock, par value $.25 per share	186,187,121

SKYWORKS SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2011

PAGE NO.
PART I FINANCIAL INFORMATION	3
ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)	3
CONSOLIDATED STATEMENTS OF OPERATIONS — THREE AND SIX-MONTHS ENDED APRIL 1, 2011 AND APRIL 2, 2010	3
CONSOLIDATED BALANCE SHEETS — APRIL 1, 2011 AND OCTOBER 1, 2010	4
CONSOLIDATED STATEMENTS OF CASH FLOWS — SIX-MONTHS ENDED APRIL 1, 2011 AND APRIL 2, 2010	5
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4: CONTROLS AND PROCEDURES	20
PART II OTHER INFORMATION	21
ITEM 1A: RISK FACTORS	21
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 6: EXHIBITS	22
SIGNATURES	23
EX-3.B
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Net revenue	$325,411	$238,058	$660,531	$483,196
Cost of goods sold	184,430	138,204	371,012	280,788

Gross profit	140,981	99,854	289,519	202,408
Operating expenses:
Research and development	39,618	32,060	78,161	63,849
Selling, general and administrative	31,665	27,982	62,716	54,713
Amortization of intangibles	1,638	1,500	3,240	3,001

Total operating expenses	72,921	61,542	144,117	121,563

Operating income	68,060	38,312	145,402	80,845

Interest expense	(461)	(1,183)	(998)	(2,752)
Loss on early retirement of convertible debt	—	(73)	—	(124)
Other loss, net	(114)	(208)	(183)	(319)

Income before income taxes	67,485	36,848	144,221	77,650
Provision for income taxes	17,525	9,104	33,393	21,896

Net income	$49,960	$27,744	$110,828	$55,754

Earnings per share:
Basic	$0.27	$0.16	$0.61	$0.32

Diluted	$0.26	$0.15	$0.58	$0.31

Weighted average shares:
Basic	183,471	174,449	182,088	173,583

Diluted	191,961	182,924	190,251	181,164

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	April 1,	October 1,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$503,801	$453,257
Restricted cash	662	6,128
Receivables, net of allowance for doubtful accounts of $1,165 and $1,177, respectively	183,352	175,232
Inventories	151,179	125,059
Other current assets	33,450	30,189

Total current assets	872,444	789,865
Property, plant and equipment, net	241,733	204,363
Goodwill	485,543	485,587
Intangible assets, net	13,519	12,509
Deferred tax assets, net	55,330	60,569
Other assets	10,228	11,159

Total assets	$1,678,797	$1,564,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$25,405	$50,000
Accounts payable	111,949	111,967
Accrued compensation and benefits	32,892	35,695
Other current liabilities	6,198	6,662

Total current liabilities	176,444	204,324
Long-term debt, less current maturities	—	24,743
Other long-term liabilities	25,961	18,389

Total liabilities	202,405	247,456

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 193,668 shares issued and 185,944 shares outstanding at April 1, 2011 and 185,683 shares issued and 180,263 shares outstanding at October 1, 2010	46,486	45,066
Additional paid-in capital	1,749,299	1,641,406
Treasury stock, at cost	(101,064)	(40,719)
Accumulated deficit	(217,032)	(327,860)
Accumulated other comprehensive loss	(1,297)	(1,297)

Total stockholders’ equity	1,476,392	1,316,596

Total liabilities and stockholders’ equity	$1,678,797	$1,564,052

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net income	$110,828	$55,754
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	28,145	16,804
Depreciation	27,882	22,250
Amortization of intangible assets	3,240	3,001
Amortization of discount and deferred financing costs on convertible debt	705	1,836
Contribution of common shares to savings and retirement plans	6,638	5,600
Deferred income taxes	5,205	12,430
Excess tax benefit from share-based payments	(10,887)	—
Loss on disposals of assets	28	96
Provision for losses (recoveries) on accounts receivable	(12)	260
Changes in assets and liabilities:
Receivables	(8,108)	7,105
Inventories	(25,308)	(18,366)
Other current and long-term assets	2,986	(2,118)
Accounts payable	(18)	7,499
Other current and long-term liabilities	15,721	1,026

Net cash provided by operating activities	157,045	113,177

Cash flows from investing activities:
Capital expenditures	(65,280)	(34,260)
Payments for acquisitions	(4,456)	(1,000)

Net cash used in investing activities	(69,736)	(35,260)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	—	(32,477)
Reacquisition of equity component of 2007 Convertible Notes	—	(15,148)
Payments on short term line of credit	(50,000)	—
Excess tax benefit from share-based payments F	10,887	—
Change in restricted cash	5,466	(265)
Repurchase of common stock — payroll tax withholdings	(18,780)	(3,574)
Repurchase of common stock — share repurchase program	(41,564)	—
Proceeds from exercise of stock options	57,226	14,736

Net cash used in financing activities	(36,765)	(36,728)

Net increase in cash and cash equivalents	50,544	41,189
Cash and cash equivalents at beginning of period	453,257	364,221

Cash and cash equivalents at end of period	$503,801	$405,410

Supplemental cash flow disclosures:
Taxes paid	$9,844	$11,518

Interest paid	$263	$669

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended October 1, 2010 as filed with the SEC.
The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the fair value of marketable securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. In addition, significant judgment is required in determining whether a potential indicator of impairment of our long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management’s estimates are based on historical experience and actual results could differ significantly.
The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements.
The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2011 consists of 52 weeks and ends on September 30, 2011. Fiscal 2010 consisted of 52 weeks and ended on October 1, 2010. The second quarters of fiscal 2011 and fiscal 2010 each consisted of 13 weeks and ended on April 1, 2011 and April 2, 2010, respectively.
2. MARKETABLE SECURITIES
The Company accounts for its investment in marketable securities in accordance with ASC 320 — Investments-Debt and Equity Securities (“ASC 320”), and classifies them as “available for sale”. As of April 1, 2011, these securities consisted of $3.2 million par value auction rate securities (“ARS”) with a carrying value of $2.3 million. The difference between the par value and the carrying value is categorized as a temporary loss in other comprehensive income. The Company closely monitors and evaluates the appropriate accounting treatment in each reporting period for the ARS.
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
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company’s ARS, discussed in Note 2, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the three and six-months ended April 1, 2011. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the three and six-months ended April 1, 2011.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the balances of cash equivalents and marketable securities measured at fair value on a recurring basis as of April 1, 2011 (in thousands):

		Fair Value Measurements
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market/repurchase agreements	$479,305	$479,305	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$481,593	$479,305	$—	$2,288

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment or annually as in the case of goodwill or trademarks. There were no indicators of impairment identified during the three and six-months ended April 1, 2011.
4. INVENTORIES
Inventories consist of the following (in thousands):

	As of
	April 1,	October 1,
	2011	2010
Raw materials	$12,578	$16,108
Work in process	75,448	74,701
Finished goods	49,162	20,209
Finished goods on consignment by customers	13,991	14,041

Total inventories	$151,179	$125,059

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	As of
	April 1,	October 1,
	2011	2010
Land and improvements	$10,082	$10,082
Buildings and improvements	48,034	47,734
Furniture and fixtures	24,777	24,784
Machinery and equipment	497,197	455,157
Construction in progress	47,531	28,901

Total property, plant and equipment, gross	627,621	566,658
Accumulated depreciation and amortization	(385,888)	(362,295)

Total property, plant and equipment, net	$241,733	$204,363

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

	Weighted
	Average
	Amortization	As of			As of
	Period	April 1, 2011			October 1, 2010
	Remaining	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill		$485,543	$—	$485,543	$485,587	$—	$485,587

Amortized intangible assets
Developed technology	1.8	$16,150	$(12,176)	$3,974	$14,150	$(10,862)	$3,288
Customer relationships	1.4	21,510	(17,380)	4,130	21,510	(15,894)	5,616
Patents and other	2.4	8,216	(6,070)	2,146	5,966	(5,630)	336

		45,876	(35,626)	10,250	41,626	(32,386)	9,240

Nonamortizing intangible assets
Trademarks		3,269	—	3,269	3,269	—	3,269

Total intangible assets		$49,145	$(35,626)	$13,519	$44,895	$(32,386)	$12,509

Amortization expense related to intangible assets was $1.6 million and $3.2 million for the three and six-months ended April 1, 2011, respectively. Amortization expense was $1.5 million and $3.0 million for the three and six-months ended April 2, 2010, respectively.
The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
		Developed	Customer	Patents and
	Goodwill	Technology	Relationships	Other	Trademarks	Total
Balance as of October 1, 2010	$485,587	$14,150	$21,510	$5,966	$3,269	$530,482
Additions (deductions) during period	(44)	2,000	—	2,250	—	4,206

Balance as of April 1, 2011	$485,543	$16,150	$21,510	$8,216	$3,269	$534,688

The Company tests its goodwill and trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six-months ended April 1, 2011.

Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	Remaining
	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
Amortization expense	$3,278	$5,371	$1,532	$69	$—
7. BORROWING ARRANGEMENTS
Long-Term Debt
On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”) which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). As of April 1, 2011, $26.7 million in aggregate principal amount of 1.50% Notes remained outstanding. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year on the 1.50% Notes. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders of the remaining of the $26.7 aggregate principal balance of the 1.50% Notes may require the Company to repurchase the 1.50% Notes upon a change in control of the Company.
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

As of April 1, 2011, the $25.4 million carrying value of the 1.50% Notes was deemed a current liability and accordingly was reclassified as short-term debt. Long-term debt consists of convertible notes with a carrying value of $24.7 million as of October 1, 2010. As of April 1, 2011, based on a stock price of $31.45, the actual “if converted” value of the remaining 1.50% Notes was $88.1 million which exceeds the related principal amount by approximately $61.4 million.
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
The following tables provide additional information about the Company’s 1.50% Notes (in thousands):

	As of
	April 1,	October 1,
	2011	2010
Equity component of the convertible notes outstanding	$6,061	$6,061
Principal amount of the convertible notes	26,677	26,677
Unamortized discount of the liability component	1,272	1,934
Net carrying amount of the liability component	25,405	24,743

	Three-months Ended		Six-months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Effective interest rate on the liability component	6.86%	6.86%	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$100	$234	$200	$513
Effective interest expense recognized	$333	$713	$661	$1,702
The remaining unamortized discount on the 1.50% Notes will be amortized over the next eleven months. As of both April 1, 2011 and October 1, 2010, the number of shares underlying the remaining 1.50% Notes was 2.8 million.
Short-Term Debt
As of April 1, 2011, the $25.4 million carrying value of the 1.50% Notes was deemed a current liability and accordingly was reclassified as short-term debt.
On July 15, 2003, the Company entered into a receivables purchase agreement under which it agreed to sell from time to time certain of its accounts receivable to Skyworks USA, Inc. (“Skyworks USA”), a wholly-owned special purpose entity that is consolidated for accounting purposes. Concurrently, Skyworks USA entered into an agreement with Wachovia Bank, N.A. providing for a $50.0 million credit facility (the “Credit Facility”) secured by the purchased accounts receivable. The Company’s short-term debt balance as of October 1, 2010 was $50.0 million. The Company paid down the entire $50.0 million balance and terminated the Credit Facility and all associated agreements during the first quarter of fiscal 2011.
8. INCOME TAXES
The Company recorded income tax provisions of $17.5 million and $33.4 million for the three and six-months ended April 1, 2011, respectively, and $9.1 million and $21.9 million for the three and six-months ended April 2, 2010, respectively. The provision for income taxes for the three and six-months ended April 1, 2011 consisted of $16.4 million and $31.7 million of United States income taxes, respectively, and $8.8 million and $21.3 million for the three and six-months ended April 2, 2010, respectively. The provision for income taxes for the three and six-months ended April 1, 2011 consisted of $1.1 million and $1.7 million of foreign income taxes, respectively, and $0.3 million and $0.6 million for the three and six-months ended April 2, 2010, respectively.
For the three and six-months ended April 1, 2011, the difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the recognition of research and development tax credits earned. In December 2010, the United States Congress enacted legislation to retroactively extend the federal research and development tax credit. As a result, the Company recognized $4.8 million of federal research and development tax credits in the six-months ended April 1, 2011, which were earned in the fiscal year ended October 1, 2010. For the three and six-months ended April 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the United States federal statutory rate, and the change in assessment as to reinvestment of earnings to United States deferred taxes related to the transfer of assets to an affiliated foreign company.
On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company’s compliance in meeting certain employment and investment thresholds in Singapore.
In accordance with ASC 740 — Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of April 1, 2011, the Company has maintained a valuation allowance of $24.0 million related to the Company’s United States deferred tax assets, primarily related to the Company’s state tax research and experimentation credits. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. We have also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintain a valuation allowance of $1.6 million related to the Company’s foreign deferred tax assets.
Realization of benefits from the Company’s deferred tax asset, net of valuation allowance is dependent upon generating United States source taxable income in the future. The existing valuation allowance could be reversed in the future to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause our effective income tax rate to vary in future periods. The Company will need to generate $138.4 million of United States federal taxable income in future years to utilize all of the Company’s net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance as of April 1, 2011.
During the quarter ended April 1, 2011, there was an increase in the Company’s gross unrecognized tax benefits of $1.4 million. The Company’s gross unrecognized tax benefits totaled $23.8 million as of April 1, 2011. Of the total unrecognized tax benefits at April 1, 2011, $14.9 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be deferred. There are no positions which we anticipate could change within the next twelve months. The Company did not incur significant interest or penalties related to unrecognized tax benefits during the quarter ended April 1, 2011. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
The Company’s major tax jurisdictions as of April 1, 2011 are the United States federal jurisdiction, and the United States jurisdictions of California and Iowa. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes.
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
10. SEGMENT INFORMATION
In accordance with ASC 280-Segment Reporting (“ASC 280”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company’s business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. Furthermore, the Company’s chief operating decision makers base operating decisions on consolidated financial information. As of April 1, 2011, there has been no change and the Company continues to consider itself to have one reportable operating segment. The Company will re-assess its conclusions at least annually.
11. EMPLOYEE STOCK BENEFIT PLANS
Share-based compensation expense consists of expense related to our unvested grants of employee stock options and awards in accordance with ASC 718 — Compensation-Stock Compensation (“ASC 718”).
The following table summarizes share-based compensation expense related to unvested employee stock options, restricted and performance stock grants, management incentive compensation, and our employee stock purchase plan for the three and six-months ended April 1, 2011 and April 2, 2010, as follows:

	Three-months Ended		Six-months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands)	2011	2010	2011	2010
Stock options	$4,111	$3,137	$7,951	$6,172
Restricted stock with service and market conditions	—	31	—	689
Restricted stock with service conditions	494	206	963	413
Performance shares	8,426	3,777	15,733	6,644
Management incentive plan stock awards	1,240	1,123	2,284	2,006
Employee stock purchase plan	593	446	1,214	880

Total share-based compensation expense	$14,864	$8,720	$28,145	$16,804

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense using the Black-Scholes model as of the six-months ended April 1, 2011 and April 2, 2010:

	Six-months Ended
	April 1,	April 2,
	2011	2010
Expected volatility	49.26%	56.19%
Risk free interest rate (7 year contractual life options)	1.59%	2.02%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.10	4.23
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company accounts for comprehensive loss in accordance with the provisions of ASC 220 — Comprehensive Income (“ASC 220”). ASC 220 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated other comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability. There were no changes in the value of the auction rate securities or pension liability during the three and six-months ended April 1, 2011.
13. COMMON STOCK REPURCHASE
On August 3, 2010 the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. During the three-months ended April 1, 2011 the Company paid approximately $23.3 million in connection with the repurchase of 731,645 shares of its common stock (paying an average price of $31.90 per share). During the six-months ended April 1, 2011, the Company paid approximately $41.6 million (including commissions) in connection with the repurchase of 1,518,045 shares of its common stock (paying an average price of $27.37 per share). As of April 1, 2011, $158.5 million remained available under the existing share repurchase authorization.
14. EARNINGS PER SHARE

	Three-months Ended		Six-months Ended
	April 1,	April 2,	April 1,	April 2,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income	$49,960	$27,744	$110,828	$55,754

Weighted average shares outstanding — basic	183,471	174,449	182,088	173,583
Effect of dilutive convertible debt	1,989	2,169	1,851	2,079
Effect of dilutive share-based awards	6,501	6,306	6,312	5,502

Weighted average shares outstanding — diluted	191,961	182,924	190,251	181,164

Net income per share — basic	$0.27	$0.16	$0.61	$0.32
Effect of dilutive convertible debt	—	—	(0.01)	—
Effect of dilutive share-based awards	(0.01)	(0.01)	(0.02)	(0.01)

Net income per share — diluted	$0.26	$0.15	$0.58	$0.31

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.
Equity based awards exercisable for approximately 0.1 million shares and 5.8 million shares were outstanding but not included in the computation of earnings per share for the three-months ended April 1, 2011 and April 2, 2010, respectively, as their effect would have been anti-dilutive.

Equity based awards exercisable for approximately 0.9 million shares and 5.9 million shares were outstanding but not included in the computation of earnings per share for the six-months ended April 1, 2011 and April 2, 2010, respectively, as their effect would have been anti-dilutive.
The remaining $26.7 million in aggregate principal balance of the 1.50% Notes contains a cash settlement provision, which permits the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. For the three and six-months ended April 1, 2011, 2.0 million and 1.9 million shares, respectively, were included in the calculation of diluted earnings per share as a result of this conversion feature and 2.2 million shares and 2.1 million shares for the three and six-months ended April 2, 2010, respectively, were included.
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

RESULTS OF OPERATIONS
THREE AND SIX-MONTHS ENDED APRIL 1, 2011 AND APRIL 2, 2010
The following table sets forth the results of our operations expressed as a percentage of net revenue for the three and six-months ended April 1, 2011 and April 2, 2010:

	Three-months Ended		Six-months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.7	58.1	56.2	58.1

Gross profit	43.3	41.9	43.8	41.9
Operating expenses:
Research and development	12.2	13.5	11.8	13.2
Selling, general and administrative	9.7	11.8	9.5	11.3
Amortization of intangibles	0.5	0.6	0.5	0.6

Total operating expenses	22.4	25.9	21.8	25.1

Operating income	20.9	16.0	22.0	16.8
Interest expense	(0.1)	(0.5)	(0.2)	(0.6)
Loss on early retirement of convertible debt	—	—	—	—
Other loss, net	—	(0.1)	—	(0.1)

Income before income taxes	20.8	15.4	21.8	16.1
Provision for income taxes	5.4	3.8	5.0	4.5

Net income	15.4%	11.6%	16.8%	11.6%

GENERAL
During the three and six-months ended April 1, 2011, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:
•	We generated net revenue of $325.4 million in the seasonally low quarter ended April 1, 2011, which was a 36.7% increase over the $238.1 million for the corresponding period in fiscal 2010. For the six-months ended April 1, 2011 net revenue was $660.5 million, an increase of 36.7% over the $483.2 million generated for the six-months ended April 2, 2010. The growth in net revenue was principally attributable to an increase in our overall market share, product revenue diversification, and the increased overall demand for our wireless semiconductor products that support mobile internet capabilities in devices such as smart phones, tablets and home automation systems as well as supporting wireless infrastructure, energy management and diversified analog applications.

•	Gross profit increased by $41.1 million or 140 basis points to 43.3% of net revenue for the three-months ended April 1, 2011, as compared to the corresponding period in fiscal 2010. For the six-months ended April 1, 2011, gross profit increased by $87.1 million or 190 basis points to 43.8% of net revenue as compared to the corresponding period in fiscal 2010. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of improved product mix, continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, the impact of margin enhancing capital expenditures, and the aforementioned increase in net revenue.

•	For the three-months ended April 1, 2011, operating income increased by $29.7 million to 20.9% of net revenue, a 77.6% increase over the corresponding period in fiscal 2010. For the six-months ended April 1, 2011, operating income increased by $64.6 million to 22.0% of net revenue, a 79.9% increase over the corresponding period in fiscal 2010. The increase is primarily due to the aforementioned increases in net revenue and gross margin along with a higher degree of operating leverage.

•	For the six-months ended April 1, 2011, we generated $157.0 million in cash from operations and exited the quarter with $504.5 million in cash, cash equivalents and restricted cash.

We have been closely monitoring the implications of the recent earthquakes in Japan on our business. With respect to our supply chain, we currently foresee no supply disruptions as a result of the earthquake. We believe that through a combination of inventory on-hand, multi-sourced components and in some cases bringing on alternate sources of supply, we will ensure supply continuity going forward. However we continue to closely monitor the situation as uncertainties do still exist as events in Japan continue to unfold.
NET REVENUE

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Net revenue	$325,411	36.7%	$238,058	$660,531	36.7%	$483,196
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
We generated net revenue of $325.4 million in the seasonally low quarter ended April 1, 2011, which was a 36.7% increase over the $238.1 million for the corresponding period in fiscal 2010. For the six-months ended April 1, 2011 net revenue was $660.5 million, an increase of 36.7% over the $483.2 million generated for the six-months ended April 2, 2010. The growth in net revenue was principally attributable to an increase in our overall market share, product revenue diversification, and the increased overall demand for our wireless semiconductor products that support mobile internet capabilities in products such as smart phones, tablets and home automation systems as well as supporting wireless infrastructure, energy management and diversified analog applications.
GROSS PROFIT

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Gross profit	$140,981	41.2%	$99,854	$289,519	43.0%	$202,408
% of net revenue	43.3%		41.9%	43.8%		41.9%
Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and equity based compensation expense) associated with product manufacturing.
Gross profit increased by $41.1 million or 140 basis points to 43.3% of net revenue for the three-months ended April 1, 2011, as compared to the corresponding period in fiscal 2010. For the six-months ended April 1, 2011, gross profit increased by $87.1 million or 190 basis points to 43.8% of net revenue as compared to the corresponding period in fiscal 2010. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of improved product mix, continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, the impact of margin enhancing capital expenditures, and the aforementioned increase in net revenue. As in the corresponding prior period, during the three-months ended April 1, 2011, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.
RESEARCH AND DEVELOPMENT

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Research and development	$39,618	23.6%	$32,060	$78,161	22.4%	$63,849
% of net revenue	12.2%		13.5%	11.8%		13.2%
Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, share-based compensation expense and design and test tool costs.

The 23.6% and 22.4% increases in research and development expenses for the three and six-months ended April 1, 2011, respectively, when compared to the corresponding periods in fiscal 2010 are principally attributable to growth in the number of our employees and related compensation costs. In addition, we increased our design activities and associated expenses in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for the three and six months ended April 1, 2011, as compared to the corresponding period in the prior fiscal year, due to the aforementioned increase in net revenue.
SELLING, GENERAL AND ADMINISTRATIVE

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Selling, general and administrative	$31,665	13.2%	$27,982	$62,716	14.6%	$54,713
% of net revenue	9.7%		11.8%	9.5%		11.3%
Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad-debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.
The increase in selling, general and administrative expenses for the three and six-months ended April 1, 2011, respectively, as compared to the corresponding period in fiscal 2010 is principally due to growth in the number of our employees and related compensation expense. In addition, share-based compensation expense increased primarily as a result of our increased stock price during the fiscal year as compared to the prior year. Selling, general and administrative expenses as a percentage of net revenue decreased for the three and six-months ended April 1, 2011, as compared to the corresponding period in the prior fiscal year, due to the aforementioned increase in net revenue.
AMORTIZATION OF INTANGIBLES

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Amortization of intangibles	$1,638	9.2%	$1,500	$3,240	8.0%	$3,001
% of net revenue	0.5%		0.6%	0.5%		0.6%
The marginal increase in amortization expense during the three and six-months ended April 1, 2011, as compared to the corresponding periods in fiscal 2010, was due to intangible asset acquisitions and subsequent amortization during the three and six-months ended April 1, 2011.
INTEREST EXPENSE

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Interest expense	$461	(61.0)%	$1,183	$998	(63.7)%	$2,752
% of net revenue	0.1%		0.5%	0.2%		0.6%
Interest expense is comprised principally of interest related to our 2007 Convertible Notes which has been calculated under ASC 470-20 — Debt, Debt with Conversion and Other Options.
The decrease in interest expense for the three and six-months ended April 1, 2011, when compared to the corresponding periods in fiscal 2010, was due to a decline in interest expense and amortization of discount associated with the early retirement of a portion of the 2007 Convertible Notes during fiscal 2010 and our repayment of the entire $50.0 million balance of our Credit Facility (see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q) during the first quarter of fiscal 2011.

PROVISION FOR INCOME TAXES

		Three-months Ended			Six-months Ended
	April 1,		April 2,	April 1,		April 2,
(dollars in thousands)	2011	Change	2010	2011	Change	2010
Provision for income taxes	$17,525	92.5%	$9,104	$33,393	52.5%	$21,896
% of net revenue	5.4%		3.8%	5.0%		4.5%
The Company recorded a provision for income taxes of $17.5 million ($16.4 million and $1.1 million for United States and foreign income taxes, respectively) and $33.4 million ($31.7 million and $1.7 million for United States and foreign income taxes, respectively) for the three and six-months ended April 1, 2011, respectively.
The effective tax rates for the three and six-months ended April 1, 2011 were 26.0% and 23.2%, respectively, as compared to 24.7% and 28.2% for the corresponding periods in fiscal 2010, respectively. The difference between the Company’s year to date effective tax rate of 23.2% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions and the recognition of research and development tax credits earned. As a result of the enactment of the Tax Relief Act of 2010 which retroactively reinstated and extended the research and development tax credit, $4.8 million of federal research and development tax credits which were earned in fiscal year 2010 reduced our tax rate during the six-months ended April 1, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Cash Provided and Used

	Six-months Ended
	April 1,	April 2,
(dollars in thousands)	2011	2010
Cash and cash equivalents at beginning of period (1)	$453,257	$364,221
Net cash provided by operating activities	157,045	113,177
Net cash used in investing activities	(69,736)	(35,260)
Net cash used in financing activities	(36,765)	(36,728)

Cash and cash equivalents at end of period (1)	$503,801	$405,410

(1)	Cash and cash equivalents do not include restricted cash balances.
Cash Flows from Operating Activities:
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For the six-months ended April 1, 2011, net income increased by $55.1 million to $110.8 million when compared to the corresponding period in fiscal 2010. For the six-months ended April 1, 2011 we generated $157.0 million in cash flow from operations, an increase of $43.9 million when compared to the $113.2 million generated in the corresponding period in fiscal 2010. The increase cash from operations was primarily due to the increase in net income for the six-month period and changes in non-cash items offset by our investments in working capital as a result of higher business activity. Specifically, the working capital increase was due to the increases in inventory and accounts receivable of $25.3 million and $8.1 million, respectively. In addition, we had an increase in other current and long term liabilities of $15.7 million, principally due to accrued tax liabilities.

Cash Flows from Investing Activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid for acquisitions. We had net cash outflows of $69.7 million for the six-months ended April 1, 2011, compared to $35.3 million for the corresponding period in fiscal 2010. The increase is primarily due to higher capital expenditures during the quarter.
Cash Flows from Financing Activities:
Cash used in financing activities consists primarily of cash transactions related to debt and equity. We had net cash outflows of $36.8 million for the six-months ended April 1, 2011. Specifically, we had the following significant uses of cash:
•	$50.0 million related to the repayment and termination of the Credit Facility
•	$41.6 million related to our repurchase of 1,518,045 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010
•	$18.8 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards
These uses of cash were partially offset by the net proceeds from employee stock option exercises of $57.2 million, tax benefit from stock option exercises of $10.9 million and a decrease in restricted cash of $5.5 million for the six-months ended April 1, 2011.
Liquidity:
Cash and cash equivalent balances increased to $504.5 million as of April 1, 2011 from $459.4 million at October 1, 2010. Our net cash position, after deducting our debt, increased by $94.5 million to $479.1 million as of April 1, 2011 from $384.6 million at October 1, 2010. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially adversely affected.
Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include certificates of deposit. As of April 1, 2011, we also held a $3.2 million par value auction rate security with a carrying value of $2.3 million. We continue to monitor the liquidity and accounting classification of this security. If in a future period we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.
CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 1, 2010 has not materially changed since we filed that report, with the exception that we paid off and terminated the Credit Facility. Our borrowing arrangements are more fully described in Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q.
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
Investment, Market and Interest Rate Risk
Our exposure to interest and market risk relates principally to our investment portfolio, which as of April 1, 2011 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$503.8
Restricted cash (certificates of deposit)	0.7
Available for sale securities (auction rate securities)	2.3

Total	$506.8

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
Our short-term debt at April 1, 2011 consists of $26.7 million aggregate principal amount of 2007 Convertible Notes. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes due in March 2012.
We do not believe that investment, market or interest rate risk are material to our business or results of operations.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in internal controls over financial reporting.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the six-months ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 1, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases of common stock made by us during the quarter ended April 1, 2011:

					Maximum Number (or
					Approximately
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs
01/01/11 — 01/28/11	5,221	(2)	$29.19	—	$181.8 million
01/29/11 — 02/25/11	31,645		$32.85	31,645	$180.8 million
02/26/11 — 04/01/11	706,608	(2)(3)	$31.83	700,000	$158.5 million

(1)	On August 3, 2010 the Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on August 3, 2012; however, it may be suspended or discontinued at any time prior to August 3, 2012. The repurchase program will be funded using our working capital.

(2)	Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our employees.

(3)	700,000 shares were repurchased at an average of $31.86 as part of our share repurchase program. 6,608 shares were repurchased with an average price of $29.34 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our employees.

Item 6. Exhibits

Number	Description
3.B*	Second Amended and Restated By-laws of Skyworks Solutions, Inc., as amended on March 23, 2011

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Date: May 11, 2011	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description
3.B	Second Amended and Restated By-laws of Skyworks Solutions, Inc., as amended on March 23, 2011

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002