Form 10-Q
period 2011-07-01
SKYWORKS SOLUTIONS, INC.
filed 2011-08-09
CIK 4127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, par value $.25 per share	186,277,145

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 1, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWORKS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net revenue	$356,075	$275,370	$1,016,606	$758,566
Cost of goods sold	199,850	157,104	570,862	437,892

Gross profit	156,225	118,266	445,744	320,674
Operating expenses:
Research and development	43,067	34,882	121,228	98,731
Selling, general and administrative	35,451	29,451	98,167	84,164
Restructuring and other charges (credits)	1,475	(1,040)	1,475	(1,040)
Amortization of intangibles	4,006	1,501	7,246	4,502

Total operating expenses	83,999	64,794	228,116	186,357

Operating income	72,226	53,472	217,628	134,317

Interest expense	(465)	(867)	(1,463)	(3,619)
Other (loss) income, net	(2)	64	(185)	(379)

Income before income taxes	71,759	52,669	215,980	130,319
Provision for income taxes	20,211	17,933	53,604	39,829

Net income	$51,548	$34,736	$162,376	$90,490

Earnings per share:
Basic	$0.28	$0.20	$0.89	$0.52

Diluted	$0.27	$0.19	$0.85	$0.50

Weighted average shares:
Basic	183,750	175,495	182,642	174,220

Diluted	191,380	183,889	190,628	182,072

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	As of
	July 1, 2011	October 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$309,645	$453,257
Restricted cash	712	6,128
Receivables, net of allowance for doubtful accounts of $1,280 and $1,177, respectively	186,129	175,232
Inventory	188,795	125,059
Other current assets	26,852	30,189

Total current assets	712,133	789,865
Property, plant and equipment, net	252,755	204,363
Goodwill	672,693	485,587
Intangible assets, net	96,303	12,509
Deferred tax assets, net	62,088	60,569
Other assets	9,627	11,159

Total assets	$1,805,599	$1,564,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$25,744	$50,000
Accounts payable	116,648	111,967
Accrued compensation and benefits	28,948	35,695
Other current liabilities	73,009	6,662

Total current liabilities	244,349	204,324
Long-term debt, less current maturities	—	24,743
Other long-term liabilities	29,076	18,389

Total liabilities	273,425	247,456

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 194,668 shares issued and 186,154 shares outstanding at July 1, 2011 and 185,683 shares issued and 180,263 shares outstanding at October 1, 2010	46,538	45,066
Additional paid-in capital	1,773,264	1,641,406
Treasury stock, at cost	(120,847)	(40,719)
Accumulated deficit	(165,484)	(327,860)
Accumulated other comprehensive loss	(1,297)	(1,297)

Total stockholders’ equity	1,532,174	1,316,596

Total liabilities and stockholders’ equity	$1,805,599	$1,564,052

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine-months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$162,376	$90,490
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	42,688	26,239
Depreciation	43,120	34,155
Amortization of intangible assets	7,246	4,502
Amortization of discount and deferred financing costs on convertible debt	1,066	2,348
Contribution of common shares to savings and retirement plans	8,241	6,834
Deferred income taxes	6,954	23,831
Excess tax benefit from share-based payments	(12,074)	—
Loss on disposals of assets	206	263
Provision for losses on accounts receivable	103	554
Changes in assets and liabilities:
Receivables	4,655	(40,303)
Inventory	(40,560)	(31,897)
Other current and long-term assets	440	(6,542)
Accounts payable	(12,992)	33,490
Other current and long-term liabilities	31,550	5,713

Net cash provided by operating activities	243,019	149,677

Cash flows from investing activities:
Capital expenditures	(85,371)	(59,609)
Payments for acquisitions, net of cash acquired	(249,829)	(6,000)

Net cash used in investing activities	(335,200)	(65,609)

Cash flows from financing activities:
Retirement of 2007 Convertible Notes	—	(51,107)
Reacquisition of equity component of 2007 Convertible Notes	—	(29,602)
Payments to retire short term line of credit	(50,000)	—
Excess tax benefit from share-based payments	12,074	—
Change in restricted cash	5,416	(265)
Repurchase of common stock—payroll tax withholdings on equity awards	(19,942)	(4,325)
Repurchase of common stock—share repurchase program	(60,187)	—
Proceeds from exercise of stock options	61,208	20,834

Net cash used in financing activities	(51,431)	(64,465)

Net (decrease) increase in cash and cash equivalents	(143,612)	19,603
Cash and cash equivalents at beginning of period	453,257	364,221

Cash and cash equivalents at end of period	$309,645	$383,824

Supplemental cash flow disclosures:
Income taxes paid	$11,939	$12,869

Interest paid	$267	$889

The accompanying notes are an integral part of these consolidated financial statements.

SKYWORKS SOLUTIONS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, home networking and automation, industrial, medical, military and mobile device applications. The Company’s portfolio includes amplifiers, attenuators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, mixers/demodulators, optocouplers, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.

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

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as reserves for inventory, income taxes bad debt, contingent consideration associated with business combinations, and fair value assessments of assets and liabilities. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management’s estimates could differ significantly from actual results.

The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements.

The Company’s fiscal year ends each year on the Friday closest to September 30. Fiscal 2011 consists of 52 weeks and ends on September 30, 2011. Fiscal 2010 consisted of 52 weeks and ended on October 1, 2010. The third quarters of fiscal 2011 and fiscal 2010 each consisted of 13 weeks and ended on July 1, 2011 and July 2, 2010, respectively.

2. ACQUISITIONS

On April 27, 2011, the Company acquired 100% ownership of a private company engaged in the design and manufacturing of optical components for $28.8 million (net of cash acquired and including an estimated fair value of $2.0 million of contingent consideration which is not materially different than the maximum earn-out level). The acquisition has an immaterial impact to the Company’s results of operations (i.e., contributed less than one percent of net revenue for the three and nine-months ended July 1, 2011) and accordingly, the disclosures required under Financial Accounting Standards Board Accounting Codification (“ASC”) 805 – Business Combinations have been excluded from this quarterly report on Form 10-Q. Although the purchase price allocation is preliminary due to the proximity of the acquisition to the date of this filing, the Company has recognized assets primarily related to intellectual property, land, building and goodwill.

On June 10, 2011, the Company completed the acquisition of SiGe Semiconductor, Inc. (“SiGe”), a semiconductor provider. The Company acquired a 100% ownership interest in SiGe for an aggregate purchase price of $279.5 million in cash, including contingent consideration, payable in cash, approximately one year from the acquisition date, with an estimated fair value of $57.4 million. The possible outcome of the contingent consideration ranges from zero to $65.0 million and is based on the achievement of a specified revenue target over the twelve month period following the date of the acquisition. SiGe is a leading global supplier of RF front-end solutions that facilitate wireless multimedia across a wide range of applications. The acquisition of SiGe complements the Company’s leadership in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, the Company now offers customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.

The allocation of purchase price consideration in the Company’s acquisition of SiGe to the assets and liabilities was not finalized at the time of filing this quarterly report on Form 10-Q due to the proximity of the acquisition date of June 10, 2011 to the end of the third fiscal quarter, July 1, 2011. The Company has, however, completed a preliminary purchase price allocation and accordingly, the Company has reflected a preliminary allocation of the purchase price in the accompanying financial statements. The preliminary allocation of the purchase price was based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the SiGe acquisition and are reflected in the accompanying financial statements as follows (in thousands):

June 10, 2011
Estimated fair value of assets acquired
Cash and cash equivalents	$6,653
Receivables, net	14,176
Inventory	17,457
Other current assets	2,942
Property, plant and equipment	3,551
Deferred tax assets, net	11,703
Intangible assets	74,270
Goodwill	172,029

Total assets acquired	302,781

Estimated fair value of liabilities assumed
Total liabilities assumed	(23,310)

Net assets acquired	$279,471

The preliminary amount of purchase price allocated to goodwill of $172.0 million relates to the synergies the Company expects to capitalize on as a result of the business combination. Substantially all of the goodwill recognized as a result of the SiGe acquisition is not expected to be deductible for tax purposes.

The preliminary amount of the purchase price allocated to identified intangible assets recognized in the acquisition of SiGe and the respective estimated useful lives as of June 10, 2011 were as follows (in thousands):

	Fair Value	Weighted Average Amortization Period Remaining (in Years)
Intellectual property	$36,660	7.0
Customer relationships	26,200	5.0
In-process research and development	4,510	TBD
Backlog	3,900	0.3

Total identifiable intangible assets subject to amortization	71,270
Trademark	3,000

Total identifiable intangible assets	$74,270

Intellectual property primarily represents the fair value of the SiGe product technologies (including patents) acquired. Customer relationships represent the fair value of the underlying relationships and agreements with SiGe customers. In-process research and development represents the fair value of incomplete SiGe research and development projects that had not reached technological feasibility as of the acquisition date, June 10, 2011. Because of the uncertainty related to the completion of these projects, the Company has determined that the amortization period will be established when the projects are completed. Backlog represents the fair value of SiGe unfilled orders as of the acquisition date, June 10, 2011. The trademark is an intangible asset with an indefinite life and represents the fair value of brand and name recognition associated with the marketing of SiGe products. The Company used a combination of income approaches to assess the preliminary fair values of the intangible assets and as a result, considers the fair value of these acquired assets to be Level 3 assets due to the significant assumptions used in the valuation. See Note 4, Fair Value for the definition of Level 3 assets.

Net revenue and net income for acquisitions completed during the three and nine-months ended July 1, 2011 have been included in the consolidated condensed statements of operations from their respective acquisition dates. SiGe contributed approximately $6.5 million of net revenue to the consolidated condensed results of operations for the three and nine-months ended July 1, 2011. The impact of SiGe's ongoing operations on the Company’s net income was insignificant to the three and nine-months ended July 1, 2011. The transaction related costs associated to the SiGe acquisition were considered immaterial and included within selling, general and administrative expense for the three and nine-months ended July 1, 2011.

The unaudited pro forma financial results for the nine-months ended July 1, 2011 and July 2, 2010 combine the unaudited historical results of Skyworks along with the unaudited historical results of SiGe for the nine-months ended July 1, 2011 and July 2, 2010, respectively. The results include the effects of unaudited pro forma adjustments as if SiGe was acquired on October 3, 2009. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

	Nine-months ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010
Revenue	$1,088,644	$828,542
Net income	$156,525	$75,949
Basic EPS	$0.86	$0.44
Diluted EPS	$0.82	$0.42

Pending acquisition

On May 26, 2011, the Company announced it had entered into an agreement and plan of merger (the “Merger Agreement”)with PowerCo Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Advanced Analogic Technologies Incorporated (“AATI”) pursuant to which the Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into AATI, and AATI will survive the merger and become a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of AATI common stock (except for shares held directly or indirectly by the Company, Merger Sub, AATI or any wholly owned subsidiary of AATI, and except for shares of AATI common stock held by stockholders exercising dissenter’s rights) will automatically be converted into the right to receive an aggregate of $6.13 per share, payable in the form of 0.08725 of a share of the Company’s common stock (the “stock consideration”) and an adjustable cash amount in the initial calculated amount of $3.68 (the “cash consideration” and, together with the stock consideration, the “merger consideration”), without interest and less applicable withholding taxes. The amount of the stock consideration was based on the average last sale price of Skyworks common stock (at the 4 p.m. Eastern Time end of Nasdaq regular trading hours) over the 30-trading days prior to May 26, 2011. At that average price, the stock consideration had a nominal value of $2.45 and the nominal aggregate combined value of the cash consideration and the stock consideration was $6.13. The final cash consideration will depend on the closing value of the stock consideration, calculated on the basis of Skyworks’ average reported last sale price in regular Nasdaq trading during a five-trading-day measurement period preceding the closing of the merger. If the closing value of the stock consideration is less than $2.45, the cash consideration will increase by the amount of the shortfall. If the closing value of the stock consideration is more than $2.45, the cash consideration will decrease by the amount of the excess. If the closing value of the stock consideration is exactly $2.45, the cash consideration will remain unchanged at $3.68. In each case, the merger consideration will maintain a constant nominal aggregate combined value of $6.13 per share of AATI common stock. If the Company’s average last reported sale price during the pre-closing measurement period is less than $21.00 per share, the Company has the right to pay the entire $6.13 in cash, and in that event, AATI stockholders would not receive any shares of the Company’s Common Stock in the merger for their outstanding shares of AATI common stock, and would instead receive $6.13 entirely in cash. The Company expects to pay between $100.0 million to $120.0 million in cash net of approximately $80.0 million to $90.0 million of cash expected to be acquired in the transaction.

The merger agreement and the terms of the Merger are more fully described in the Company’s registration statement on Form S-4, which was filed with the SEC on June 17, 2011 and stockholders are encouraged to read that document in its entirety.

3. MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320 — Investments-Debt and Equity Securities (“ASC 320”) and classifies them as “available for sale”. As of July 1, 2011, these securities consisted of $3.2 million par value auction rate securities (“ARS”) with a carrying value of $2.3 million. The difference between the par value and the carrying value is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the ARS. The Company closely monitors and evaluates the appropriate accounting treatment in each reporting period for the ARS.

4. FAIR VALUE

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

The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company’s ARS, discussed in Note 3, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the three and nine-months ended July 1, 2011. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the three and nine-months ended July 1, 2011.

The Company has classified its contingent consideration recorded for business combinations as a Level 3 liability.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain financial assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations. As of July 1, 2011 the financial assets and liabilities measured on a recurring basis at fair value consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market/repurchase agreements	$254,456	$254,456	$—	$—
Auction rate securities	2,288	—	—	2,288

Total	$256,744	$254,456	$—	$2,288

Liabilities
Contingent consideration liability recorded for business combinations	$59,400	$—	$—	$59,400

Non-Financial Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment. There were no indicators of impairment identified during the three and nine-months ended July 1, 2011.

5. INVENTORY

Inventory consists of the following (in thousands):

	As of
	July 1, 2011	October 1, 2010
Raw materials	$32,721	$16,108
Work in process	78,625	74,701
Finished goods	65,489	20,209
Finished goods on consignment at customers	11,960	14,041

Total inventory	$188,795	$125,059

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	As of
	July 1, 2011	October 1, 2010
Land and improvements	$11,024	$10,082
Buildings and improvements	50,586	47,734
Furniture and fixtures	26,322	24,784
Machinery and equipment	539,650	455,157
Construction in progress	31,129	28,901

Total property, plant and equipment, gross	658,711	566,658
Accumulated depreciation and amortization	(405,956)	(362,295)

Total property, plant and equipment, net	$252,755	$204,363

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Weighted Average Amortization Period Remaining (Years)	As of July 1, 2011			As of October 1, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	1.5	$20,660	$(13,001)	$7,659	$14,150	$(10,862)	$3,288
Customer relationships	4.1	57,510	(18,959)	38,551	21,510	(15,894)	5,616
Patents and other	6.0	50,896	(7,672)	43,224	5,966	(5,630)	336

Total amortized intangibles		$129,066	$(39,632)	$89,434	$41,626	$(32,386)	$9,240

Nonamortizing intangible assets
Trademarks		6,869	—	6,869	3,269	—	3,269

Total intangible assets		$135,935	$(39,632)	$96,303	$44,895	$(32,386)	$12,509

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill and Intangible Assets
	Goodwill	Developed Technology	Customer Relationships	Patents and Other	Trademarks	Total
Balance as of October 1, 2010	$485,587	$14,150	$21,510	$5,966	$3,269	$530,482
Additions during period	187,106	6,510	36,000	44,930	3,600	278,146

Balance as of July 1, 2011	$672,693	$20,660	$57,510	$50,896	$6,869	$808,628

The increases in goodwill and intangible assets are primarily attributable to the acquisition of SiGe during the nine-months ended July 1, 2011 as discussed in Note 2, Acquisitions.

The Company tests its goodwill and trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine-months ended July 1, 2011.

Amortization expense related to intangible assets was $4.0 million and $7.2 million for the three and nine-months ended July 1, 2011, respectively. Amortization expense was $1.5 million and $4.5 million for the three and nine-months ended July 2, 2010, respectively.

Annual amortization expense related to intangible assets for the next five years is expected to be as follows (in thousands):

	Remaining FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
Amortization expense	$9,331	$23,378	$16,017	$12,480	$10,477

The increase in amortization expense relates to the identifiable intangible assets acquired from SiGe during the nine-months ended July 1, 2011.

8. BORROWING ARRANGEMENTS

Long-Term Debt

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes (“2007 Convertible Notes”). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the “1.25% Notes”) which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the “1.50% Notes”). As of July 1, 2011, $26.7 million in aggregate principal amount of 1.50% Notes remained outstanding. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year on the 1.50% Notes. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share plus accrued and unpaid interest, if any, to the conversion date. Holders of the remaining $26.7 million aggregate principal balance of the 1.50% Notes may require the Company to repurchase the 1.50% Notes upon a change in control of the Company.

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

As of July 1, 2011, the $25.7 million carrying value of the 1.50% Notes was deemed a current liability and accordingly was classified as short-term debt. Long-term debt consists of convertible notes with a carrying value of $24.7 million as of October 1, 2010. As of July 1, 2011, based on a stock price of $23.44, the actual “if converted” value of the remaining 1.50% Notes was $65.7 million which exceeds the related principal amount by approximately $39.0 million.

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

The following tables provide additional information about the Company’s 1.50% Notes (in thousands):

	As of
	July 1, 2011	October 1, 2010
Equity component of the convertible notes outstanding	$6,061	$6,061
Principal amount of the convertible notes	26,677	26,677
Unamortized discount of the liability component	933	1,934
Net carrying amount of the liability component	25,744	24,743

	Three-months Ended		Nine-months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Effective interest rate on the liability component	6.86%	6.86%	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$100	$121	$300	$634
Effective interest expense recognized	$339	$478	$1,000	$2,180

The remaining unamortized discount on the 1.50% Notes will be amortized over the next eight months. As of both July 1, 2011 and October 1, 2010, the number of shares underlying the remaining 1.50% Notes was 2.8 million.

Short-Term Debt

As of July 1, 2011, the $25.7 million carrying value of the 1.50% Notes was classified as short-term debt.

The Company’s short-term debt balance as of October 1, 2010 consisted of a $50.0 million credit facility, which the Company paid off and terminated during the first quarter of fiscal 2011.

9. INCOME TAXES

The Company recorded income tax provisions of $20.2 million and $53.6 million for the three and nine-months ended July 1, 2011, respectively, and $17.9 million and $39.8 million for the three and nine-months ended July 2, 2010, respectively. The provision for income taxes for the three and nine-months ended July 1, 2011 consisted of $17.6 million and $49.2 million of United States income taxes, respectively, and $17.6 million and $39.0 million for the three and nine-months ended July 2, 2010, respectively. The provision for income taxes for the three and nine-months ended July 1, 2011 consisted of $2.6 million and $4.4 million of foreign income taxes, respectively, and $0.3 million and $0.8 million for the three and nine-months ended July 2, 2010, respectively.

For the three and nine-months ended July 1, 2011, the difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the recognition of research and development tax credits earned. In December 2010, the United States Congress enacted legislation to retroactively extend the federal research and development tax credit. As a result, the Company recognized $4.8 million of federal research and development tax credits in the nine-months ended July 1, 2011, which were earned in the fiscal year ended October 1, 2010. For the three and nine-months ended July 2, 2010, the difference between the Company’s effective tax rate and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the United States federal statutory rate, and the change in assessment as to reinvestment of earnings to United States deferred taxes related to the transfer of assets to an affiliated foreign company.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company’s compliance with meeting certain employment and investment thresholds in Singapore.

In accordance with ASC 740 – Income Taxes (“ASC 740”), management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. Accordingly, as of July 1, 2011, the Company has maintained a valuation allowance of $24.0 million related to the Company’s United States deferred tax assets, primarily related to the Company’s state tax research and experimentation credits. Deferred tax assets have been recognized for foreign operations when management believes that it is more likely than not that they will be recovered during the carryforward period. The Company has also previously determined that it is more likely than not that a portion of the Company’s foreign income tax benefits will not be realized and maintains a valuation allowance of $1.6 million related to the Company’s foreign deferred tax assets. In addition, the Company has established a preliminary valuation allowance of $15.7 million related to the foreign deferred tax assets acquired from SiGe.

Realization of benefits from the Company’s deferred tax asset, net of valuation allowance, is dependent upon generating United States source taxable income in the future. The existing valuation allowance could be reversed in the future to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.

The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause the Company’s effective income tax rate to vary in future periods. The Company will need to generate $153.0 million of United States federal taxable income in future years to utilize all of the Company’s net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance, as of July 1, 2011.

During the quarter ended July 1, 2011, there was an increase in the Company’s gross unrecognized tax benefits of $2.8 million. The Company’s gross unrecognized tax benefits totaled $26.6 million as of July 1, 2011. Of the total unrecognized tax benefits at July 1, 2011, $17.8 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be deferred. There are no positions that the Company anticipates could change within the next twelve months. The Company incurred $0.2 million of interest related to unrecognized tax benefits during the quarter ended July 1, 2011. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

The Company’s major tax jurisdictions as of July 1, 2011 are the United States federal jurisdiction and the United States jurisdictions of California and Iowa. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming AATI, the members of AATI’s board of directors, the Company and Merger Sub as defendants. The complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI’s stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI’s board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI’s board of directors, the Company and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with the Company relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) the AATI board of directors’ evaluation of the Company and its offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI’s board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating the Amended Complaint as the operative complaint in the litigation.

The Company believes that the claims in the consolidated action are without merit and intends to defend against such claims vigorously.

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters.

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company’s business and have demanded, and may demand in the future, that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations. From time to time, the Company is also involved in legal proceedings in the ordinary course of business.

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

11. EMPLOYEE STOCK BENEFIT PLANS

Share-based compensation expense consists of expense related to unvested grants of employee stock options and awards in accordance with ASC 718 — Compensation-Stock Compensation (“ASC 718”).

The following table summarizes share-based compensation expense related to unvested employee stock options, restricted and performance stock grants, management incentive compensation, and the employee stock purchase plan for the three and nine-months ended July 1, 2011 and July 2, 2010:

	Three-months Ended		Nine-months Ended
(In thousands)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Stock options	$4,282	$3,163	$12,233	$9,335
Restricted stock with service and market conditions	—	—	—	689
Restricted stock with service conditions	805	255	1,768	668
Performance shares	8,495	4,158	24,228	10,802
Management incentive plan stock awards	352	1,376	2,636	3,382
Employee stock purchase plan	609	483	1,823	1,363

Total share-based compensation expense	$14,543	$9,435	$42,688	$26,239

The Company utilized the following weighted average assumptions in calculating its share-based compensation expense from stock options using the Black-Scholes model as of the nine-months ended July 1, 2011 and July 2, 2010:

	Nine-months Ended
	July 1, 2011	July 2, 2010
Expected volatility	49.26%	56.19%
Risk free interest rate	1.11%	1.62%
Dividend yield	0.00	0.00
Expected option life (7 year contractual life options)	4.10	4.23

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company accounts for accumulated other comprehensive loss in accordance with the provisions of ASC 220 — Comprehensive Income (“ASC 220”). ASC 220 is a financial statement presentation standard that requires the Company to disclose non-owner changes included in equity but not included in net income or loss. Accumulated other comprehensive loss presented in the financial statements consists of adjustments to the Company’s auction rate securities and minimum pension liability. There were no changes in the value of the auction rate securities or pension liability during the three and nine-months ended July 1, 2011.

13. COMMON STOCK REPURCHASE

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. During the three-months ended July 1, 2011, the Company paid approximately $18.6 million (including commissions) in connection with the repurchase of 750,000 shares of its common stock (paying an average price of $24.83 per share). During the nine-months ended July 1, 2011, the Company paid approximately $60.2 million (including commissions) in connection with the repurchase of 2,268,045 shares of its common stock (paying an average price of $26.54 per share). As of July 1, 2011, $139.8 million remained available under the existing share repurchase authorization.

14. EARNINGS PER SHARE

	Three-months Ended		Nine-months Ended
(In thousands, except per share amounts)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net income	$51,548	$34,736	$162,376	$90,490

Weighted average shares outstanding — basic	183,750	175,495	182,642	174,220
Effect of dilutive convertible debt	1,790	1,657	1,831	1,938
Effect of dilutive share-based awards	5,840	6,737	6,155	5,914

Weighted average shares outstanding — diluted	191,380	183,889	190,628	182,072

Net income per share — basic	$0.28	$0.20	$0.89	$0.52

Net income per share — diluted	$0.27	$0.19	$0.85	$0.50

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.

Equity based awards exercisable for approximately 2.8 million shares and 1.5 million shares were outstanding but not included in the computation of earnings per share for the three and nine-months ended July 1, 2011, respectively, as their effect would have been anti-dilutive.

Equity based awards exercisable for approximately 4.8 million shares and 5.6 million shares were outstanding but not included in the computation of earnings per share for the three and nine-months ended July 2, 2010, respectively, as their effect would have been anti-dilutive.

The remaining $26.7 million in aggregate principal balance of the 1.50% Notes contains a cash settlement provision, which permits the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. For both the three and nine-months ended July 1, 2011, 1.8 million shares, were included in the calculation of diluted earnings per share as a result of this conversion feature and 1.7 million shares and 1.9 million shares for the three and nine-months ended July 2, 2010, respectively, were included.

15. SEGMENT INFORMATION

In accordance with ASC 280-Segment Reporting (“ASC 280”), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management’s use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company’s business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. As of July 1, 2011, there has been no change and the Company continues to consider itself to have one reportable operating segment. The Company will re-assess its conclusions at least annually.

16. RESTRUCTURING

During the three and nine-months ended July 1, 2011, the Company implemented a restructuring plan to reduce redundancies associated with its acquisition of SiGe and recorded a restructuring charge of $1.5 million primarily related to employee severance expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Current Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 1, 2010, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE AND NINE-MONTHS ENDED JULY 1, 2011 AND JULY 2, 2010

The following table sets forth the results of our operations expressed as a percentage of net revenue for the three and nine-months ended July 1, 2011 and July 2, 2010:

	Three-months Ended		Nine-months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.1	57.1	56.2	57.7

Gross profit	43.9	42.9	43.8	42.3
Operating expenses:
Research and development	12.1	12.7	11.9	13.0
Selling, general and administrative	10.0	10.7	9.7	11.1
Restructuring and other charges	0.4	(0.4)	0.1	(0.1)
Amortization of intangibles	1.1	0.5	0.7	0.6

Total operating expenses	23.6	23.5	22.4	24.6

Operating income	20.3	19.4	21.4	17.7
Interest expense	(0.1)	(0.3)	(0.1)	(0.5)
Gain (loss) on early retirement of convertible debt	—	—	—	—
Other loss, net	—	—	—	—

Income before income taxes	20.2	19.1	21.3	17.2
Provision for income taxes	5.7	6.5	5.3	5.3

Net income	14.5%	12.6%	16.0%	11.9%

GENERAL

During the three and nine-months ended July 1, 2011, certain key factors contributed to our overall results of operations and cash flows from operations. Specifically:

•

We generated net revenue of $356.1 million and $1,016.6 million for the three and nine-months ended July 1, 2011, respectively. This reflects an increase in net revenue of approximately 29.3% and 34.0%, respectively, as compared to the corresponding prior periods. This increase in net revenue was primarily attributable to an increase in our overall market share, an increase in overall demand for our semiconductor products supporting wireless communications and mobile internet capabilities in devices such as smart phones, tablets, gaming platforms, home automation systems and network infrastructure, product diversification into new vertical markets, and the incremental revenue of $6.5 million related to our acquisition of SiGe Semiconductor Inc. (“SiGe”).

•

Gross profit increased by $38.0 million to 43.9% of net revenue for the three-months ended July 1, 2011 and increased $125.1 million to 43.8% of net revenue for the nine-months ended July 1, 2011, as compared to the corresponding prior periods. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of the aforementioned increase in net revenue, improved product mix as we increased sales of higher margin products and continued factory process enhancements driven primarily by capital expenditures, product yield improvements, and manufacturing input cost reductions.

•

Operating income increased by $18.8 million to 20.3% of net revenue for the three-months ended July 1, 2011, and $83.3 million to 21.4% of net revenue for the nine-months ended July 1, 2011, as compared to the corresponding prior periods. The increase is primarily due to the aforementioned increases in net revenue and gross margin along with a higher degree of operating leverage as the company reduced operating expenditures as a percentage of net revenue resulting in higher operating margins.

•

We completed the acquisition of SiGe during the quarter for approximately $279.5 million in total cash consideration. The acquisition of SiGe complements the Company’s leadership in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, the Company now offers customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.

•

For the nine-months ended July 1, 2011, we generated $243.0 million in cash from operations. This was offset by approximately $249.8 million paid for acquisitions (net of cash acquired), $85.4 million in capital expenditures, and the retirement of our short term line of credit of $50.0 million. We exited the quarter with $309.6 million in cash and cash equivalents.

NET REVENUE

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Net revenue	$356,075	29.3%	$275,370	$1,016,606	34.0%	$758,566

We market and sell our products directly to Original Equipment Manufacturers (“OEMs”) of communication electronic products, third-party Original Design Manufacturers (“ODMs”), contract manufacturers and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.

We generated net revenue of $356.1 million in the three-months ended July 1, 2011, which was a 29.3% increase over the $275.4 million for the corresponding period in fiscal 2010. For the nine-months ended July 1, 2011 net revenue was $1,016.6 million, an increase of 34.0% over the $758.6 million generated for the nine-months ended July 2, 2010. This increase in net revenue was primarily attributable to an increase in our overall market share, an increase in overall demand for our semiconductor products that support wireless communication and mobile internet capabilities in devices such as smart phones, tablets, gaming platforms, home automation systems and network infrastructure, product diversification into new vertical markets, and the incremental revenue of $6.5 million related to our acquisition of SiGe.

GROSS PROFIT

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Gross profit	$156,225	32.1%	$118,266	$445,744	39.0%	$320,674
% of net revenue	43.9%		42.9%	43.8%		42.3%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing.

Gross profit increased by $38.0 million to 43.9% of net revenue for the three-months ended July 1, 2011, as compared to the corresponding prior period. During the nine-months ended July 1, 2011, gross profit increased by $125.1 million to 43.8% of net revenue as compared to the corresponding prior period. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of the aforementioned increase in net revenue, improved product mix as we increased sales of higher margin products and continued factory process enhancements driven by increased capital expenditures, product yield improvements, and manufacturing input cost reductions. During the three and nine-months ended July 1, 2011, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Research and development	$43,067	23.5%	$34,882	$121,228	22.8%	$98,731
% of net revenue	12.1%		12.7%	11.9%		13.0%

Research and development expenses consist principally of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, share-based compensation expense and design and test tool costs.

The 23.5% and 22.8% increases in research and development expenses for the three and nine-months ended July 1, 2011, respectively, when compared to the corresponding prior periods are principally attributable to growth in the number of our employees (including those related to the SiGe acquisition) and related increases in compensation costs. In addition, we increased our design activities and associated expenses in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for the three and nine-months ended July 1, 2011, as compared to the corresponding prior period, due to the aforementioned increase in net revenue and the relatively modest increase in research and development expense.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Selling, general and administrative	$35,451	20.4%	$29,451	$98,167	16.6%	$84,164
% of net revenue	10.0%		10.7%	9.7%		11.1%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad-debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.

The increase in selling, general and administrative expenses for the three and nine-months ended July 1, 2011, respectively, as compared to the corresponding prior period is principally due to growth in the number of our employees and related compensation expense, our increased stock price during the fiscal 2011 as compared to the same periods in the prior year and its impact on share-based compensation, the increase in expenses related to professional fees associated with completed and pending acquisitions, and a settlement for a contractual dispute. Selling, general and administrative expenses as a percentage of net revenue decreased for the three and nine-months ended July 1, 2011, as compared to the corresponding prior period, due to the aforementioned increase in net revenue.

RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Restructuring and other charges	$1,475	241.8%	$(1,040)	$1,475	241.8%	$(1,040)
% of net revenue	0.4%		-0.4%	0.1%		-0.1%

On June 14, 2011 we committed to a restructuring plan to eliminate redundancies related to the SiGe acquisition. We recorded a $1.5 million charge primarily related to severance costs for the three and nine-months ending July 1, 2011.

We expect to realize approximately $7.0 million per year in cost savings as a result of this restructuring plan.

During the three and nine-months ended July 2, 2010, we recorded a gain of $1.0 million upon the disposition of certain equipment which was previously impaired as a part of a restructuring plan in 2009.

AMORTIZATION OF INTANGIBLES

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Amortization of intangibles	$4,006	166.9%	$1,501	$7,246	61.0%	$4,502
% of net revenue	1.1%		0.5%	0.7%		0.6%

The increase in amortization expense for the three and nine-months ended July 1, 2011 as compared to the corresponding prior periods primarily relates to amortization of the identified intangible assets from the SiGe acquisition. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q for additional information.

INTEREST EXPENSE

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Interest expense	$465	(46.3)%	$867	$1,463	(59.6)%	$3,619
% of net revenue	0.1%		0.3%	0.1%		0.5%

Interest expense is comprised principally of interest related to our 2007 Convertible Notes which has been calculated under ASC 470-20 — Debt, Debt with Conversion and Other Options. See Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q for additional information.

The decrease in interest expense for the three and nine-months ended July 1, 2011, when compared to the corresponding periods in fiscal 2010, was due to a decline in interest expense resulting from, and the reduced amortization of discount associated with, the early retirement of a portion of the 2007 Convertible Notes during fiscal 2010 and our repayment of the entire $50.0 million balance of our Credit Facility during the first quarter of fiscal 2011.

PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
(dollars in thousands)	July 1, 2011	Change	July 2, 2010	July 1, 2011	Change	July 2, 2010
Provision for income taxes	$20,211	12.7%	$17,933	$53,604	34.6%	$39,829
% of net revenue	5.7%		6.5%	5.3%		5.3%

The Company recorded a provision for income taxes of $20.2 million ($17.6 million and $2.6 million for United States and foreign income taxes, respectively) and $53.6 million ($49.2 million and $4.4 million for United States and foreign income taxes, respectively) for the three and nine-months ended July 1, 2011, respectively.

The effective tax rate for the three and nine-months ended July 1, 2011 were 28.2% and 24.8%, respectively, as compared to 34.0% and 30.6% for the corresponding periods in fiscal 2010, respectively. The difference between the Company’s year to date effective tax rate of 24.8% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions and the recognition of research and development tax credits earned. As a result of the enactment of the Tax Relief Act of 2010 which retroactively reinstated and extended a federal research and development tax credit that we qualified for, $4.8 million of federal research and development tax credits which were earned in fiscal year 2010 reduced our tax rate during the nine-months ended July 1, 2011. See Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q for more information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided and Used

	Nine-months Ended
(dollars in thousands)	July 1, 2011	July 2, 2010
Cash and cash equivalents at beginning of period (1)	$453,257	$364,221
Net cash provided by operating activities	243,019	149,677
Net cash used in investing activities	(335,200)	(65,609)
Net cash used in financing activities	(51,431)	(64,465)

Cash and cash equivalents at end of period (1)	$309,645	$383,824

(1)	Cash and cash equivalents do not include restricted cash balances.

Cash Flows from Operating Activities:

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. For the nine-months ended July 1, 2011, net income increased by $71.9 million to $162.4 million when compared to the corresponding period in fiscal 2010. For the nine-months ended July 1, 2011 we generated $243.0 million in cash flow from operations, an increase of $93.3 million when compared to the $149.7 million generated in the corresponding period in fiscal 2010. The increased cash from operations was primarily due to the increase in net income for the nine-month period and, the increase in non-cash expenses offset by the change in net working capital excluding the impact of acquisitions of $16.9 million.

Cash Flows from Investing Activities:

Cash used in investing activities consists of cash paid for acquisitions net of cash acquired and capital expenditures. We had a net cash outflow of $335.2 million for the nine-months ended July 1, 2011, compared to a net cash outflow of $65.6 million for the corresponding prior period. The increase resulted from cash paid in connection with acquisitions of $249.8 million (net of cash received in such acquisitions) primarily for the SiGe acquisition and increased capital expenditures during the year.

Cash Flows from Financing Activities:

Cash used in financing activities consists primarily of cash transactions related to debt and equity. We had net cash outflows of $51.4 million for the nine-months ended July 1, 2011. Specifically, we had the following significant uses of cash:

•	$60.2 million related to our repurchase of approximately 2.3 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010;

•	$50.0 million related to the repayment and termination of the Credit Facility; and

•	$19.9 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $61.2 million, tax benefit from stock option exercises of $12.1 million and a decrease in restricted cash of $5.4 million for the nine-months ended July 1, 2011.

Liquidity:

Cash and cash equivalent balances decreased by $143.7 million to $309.6 million as of July 1, 2011 from $453.3 million at October 1, 2010. Our net cash position, after deducting our debt, decreased by $94.6 million to $283.9 million as of July 1, 2011 from $378.5 million at October 1, 2010. The decrease in cash was primarily related to our acquisition of SiGe during the three-months ended July 1, 2011. On May 26, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire all the outstanding shares of AATI. We expect to pay between $100.0 million and $120.0 million in cash net of approximately $80.0 million to $90.0 million of cash expected to be received in the transaction. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations, pending acquisitions, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds and repurchase agreements where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, overnight repurchase agreements backed by United States treasuries and/or United States agency obligations and highly rated commercial paper. Our invested cash balances also include certificates of deposit. As of July 1, 2011, we also held a $3.2 million par value auction rate security with a fair value of $2.3 million which we receive the scheduled interest payments on a monthly basis. We continue to monitor the liquidity and accounting classification of this security. If in a future period we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our annual report on Form 10-K for the year ended October 1, 2010 has not materially changed since we filed that report, with the exception that we paid off and terminated the Credit Facility. Our borrowing arrangements are more fully described in Note 8 of the Notes to Consolidated Financial Statements contained in Item 1 in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- Item 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to foreign currency, investment, market and interest rate risks as described below:

Investment, Market and Interest Rate Risk

Our exposure to interest and market risk relates principally to our investment portfolio, which as of July 1, 2011 consisted of the following (in millions):

Cash and cash equivalents (time deposits, overnight repurchase agreements and money market funds)	$309.7
Restricted cash (certificates of deposit)	0.7
Available for sale securities (auction rate securities)	2.3

Total	$312.7

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

In general, our cash and cash equivalent investments have short-term maturity periods, which dampen the impact of significant market or interest rate risk. We are, however, subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Available for sale securities of $2.3 million carry a longer maturity period (contractual maturities exceed ten years).

Our short-term debt at July 1, 2011 consists of $26.7 million aggregate principal amount of 2007 Convertible Notes. These 2007 Convertible Notes contain cash settlement provisions, which permit the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including settlement of the 2007 Convertible Notes due in March 2012.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of July 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the nine-months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material advise effect on our business, financial condition or results of operations.

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming AATI, the members of AATI’s board of directors, us and Merger Sub as defendants. The complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI’s stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI’s board of directors, we and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI’s board of directors, us and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with us relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) the AATI board of directors’ evaluation of us and our offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor. Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI’s board of directors, we and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating the Amended Complaint as the operative complaint in the litigation.

We believes that the claims in the consolidated action are without merit and intend to defend against such claims vigorously.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended October 1, 2010, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of common stock made by us during the quarter ended July 1, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/02/11 — 04/29/11	2,272	(2)	$30.79		—	$158.5 million
04/30/11 — 05/27/11	31,878	(2)	$28.92		—	$158.5 million
05/28/11 — 07/01/11	756,948	(3)	$24.81	(3)	750,000	$139.8 million

(1)	On August 3, 2010, the Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on August 3, 2012; however, it may be suspended or discontinued at any time prior to August 3, 2012. The repurchase program will be funded using our working capital.

(2)	Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our employees.

(3)	750,000 shares were repurchased at an average price of $24.82 per share as part of our share repurchase program. 6,948 shares were repurchased with an average price of $24.26 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements between us and certain of our employees.

Item 6. Exhibits

Number	Description

3.A	Skyworks Solutions, Inc. Restated Certificate of Incorporation, as Amended

3.B	Skyworks Solutions, Inc. Second Amended and Restated By-laws, as Amended

10.A*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan, as Amended

10.B*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan

10.C*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended

10.D	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended

10.E* †	Agreement and Plan of Merger dated as of May 17, 2011 by and among Skyworks Solutions, Inc., Silver Bullet Acquisition Corp., SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders

10.F	Agreement and Plan of Merger dated May 26, 2011 by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated (filed as Annex A to our Registration Statement on Form S-4 (reg. no. 333-174953) and incorporated herein by reference)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: August 9, 2011	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

3.A	Skyworks Solutions, Inc. Restated Certificate of Incorporation, as Amended

3.B	Skyworks Solutions, Inc. Second Amended and Restated By-laws, as Amended

10.A*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan, as Amended

10.B*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan

10.C*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended

10.D	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended

10.E* †	Agreement and Plan of Merger dated as of May 17, 2011 by and among Skyworks Solutions, Inc., Silver Bullet Acquisition Corp., SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders

10.F	Agreement and Plan of Merger dated May 26, 2011 by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated (filed as Annex A to our Registration Statement on Form S-4 (reg. no. 333-174953) and incorporated herein by reference)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.