Form 10-Q/A
period 2011-07-01
SKYWORKS SOLUTIONS, INC.
filed 2011-11-17
CIK 4127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Skyworks Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2011 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.E (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised version of the Exhibit in order to disclose certain information for which confidential treatment had been previously requested and is no longer being sought by the Company. The revised version of the Exhibit supersedes in its entirety the Exhibit as originally filed with the Quarterly Report.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

Item 6. Exhibits

Number	Description

3.A**	Skyworks Solutions, Inc. Restated Certificate of Incorporation, as Amended

3.B**	Skyworks Solutions, Inc. Second Amended and Restated By-laws, as Amended

10.A**	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan, as Amended

10.B**	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan

10.C**	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended

10.D**	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended

10.E*	Agreement and Plan of Merger dated as of May 17, 2011 by and among Skyworks Solutions, Inc., Silver Bullet Acquisition Corp., SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders

10.F	Agreement and Plan of Merger dated May 26, 2011 by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated (filed as Annex A to the Company’s Registration Statement on Form S-4 (reg. no. 333-174953) and incorporated herein by reference)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011.
***	Previously furnished as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011.
****	Previously furnished as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date: November 17, 2011	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Number	Description

3.A**	Skyworks Solutions, Inc. Restated Certificate of Incorporation, as Amended

3.B**	Skyworks Solutions, Inc. Second Amended and Restated By-laws, as Amended

10.A**	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan, as Amended

10.B**	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan

10.C**	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended

10.D**	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended

10.E*	Agreement and Plan of Merger dated as of May 17, 2011 by and among Skyworks Solutions, Inc., Silver Bullet Acquisition Corp., SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders

10.F	Agreement and Plan of Merger dated May 26, 2011 by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated (filed as Annex A to our Registration Statement on Form S-4 (reg. no. 333-174953) and incorporated herein by reference)

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011.
***	Previously furnished as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011.
****	Previously furnished as an exhibit to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 to the Company’s original Form 10-Q for the quarterly period ended July 1, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.