Form 10-K
period 2011-09-30
SKYWORKS SOLUTIONS, INC.
filed 2011-11-28
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2011) was approximately $5,808,022,900. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 22, 2011 was 187,889,808.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2011

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “projects”, “potential”, “continue”, “estimates”, “targets”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:

•	our plans to develop and market new products, enhancements or technologies and the timing of these development programs;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of expenses, future revenues and profitability;

•	our estimates of the size of the markets for our products and services;

•	the rate and degree of market acceptance of our products; and

•	the success of other competing technologies that may become available.

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

Skyworks, Breakthrough Simplicity, the star design logo, Intera, Trans-Tech and SiGe are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.

PART l

ITEM 1. BUSINESS

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company's portfolio includes amplifiers, attenuators, circulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, mixers/demodulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.

Our portfolio includes highly customized power amplifiers and front-end solutions that are in many of today's cellular handsets, from entry level to multimedia platforms, as well as smart phones. Some of our primary customers include Foxconn, LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion, and HTC. Our competitors include Avago Technologies, RF Micro Devices and Triquint Semiconductor.

In parallel, we offer over 2,500 different high performance analog products to a highly diversified non-handset customer base. Our customers include connectivity, infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Cisco, Phillips, Toshiba, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the analog products markets include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.

Through the acquisition of SiGe Semiconductor, Inc. (“SiGe”) in June 2011, the Company expanded its RF front-end solutions that facilitate wireless multimedia across a wide range of applications. The acquisition of SiGe complements the Company’s leadership in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, the Company now offers customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications. In addition, the Company acquired a private company engaged in the design and manufacturing of optical components in April 2011.

Headquartered in Woburn, Massachusetts, the Company is a Delaware corporation that was formed in 1962. The Company changed its corporate name from Alpha Industries, Inc. to Skyworks Solutions, Inc. on June 25, 2002, following a business combination. We have worldwide operations with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America.

Our Internet address is www.skyworksinc.com. We make available on our Website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained in our Website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC's Internet Website at www.sec.gov.

INDUSTRY BACKGROUND

We believe there are several key growth trends shaping the wireless industry. First is the advent of the mobile Internet, where consumers are increasingly demanding mobile devices with faster data rates, advanced image quality and improved Internet connectivity. We believe that this demand is one of the biggest growth trends in technology.
On the high-end of the cellular handset market, smart phone growth - which is at the heart of the mobile Internet phenomenon - is fostering this industry-wide sea change. In effect, the smart phone is becoming an increasingly mainstream communication platform that is changing the way in which we live, work and play. Social media and social networking sites are only fueling this trend. Furthermore, this segment is being embraced and widely promoted by carriers who benefit from the highly profitable data services revenue stream as subscribers move to enhanced data plans.
The increased presence of multimedia-rich mobile devices has led manufacturers to recognize the increasingly important role multimode, multiband solutions play in the rapidly evolving wireless handset market, particularly as the industry migrates to 4G technologies which enable applications such as Web browsing, video streaming, gaming, MP3 players and cameras at higher speeds and data rates. Next-generation EDGE, WEDGE, WCDMA and LTE wireless platforms are now being used in the majority of the more than one and a half billion cellular phones the industry produces annually which results in increasing complexity in the RF module because each new wireless platform and operating frequency band requires additional amplifier, filtering and switching content to support:

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

Finally, and a direct result of this increasing RF complexity, the addressable semiconductor content within the transmit and receive chain portion of the mobile device is increasing. We believe this trend is creating an incremental market opportunity measured in the billions of dollars as switching, filtering and wireless local area networking functionality are integrated.

Meanwhile, outside of the handset market, the proliferation of wireless technologies and our broadening footprint within analog semiconductor applications are increasing our market opportunity. According to Gartner, a leading independent market research firm, the total available market for the analog semiconductor segment is expected to exceed $18 billion in 2014. Today, the analog semiconductor market, which is characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified among various end-markets, customer bases and applications including:

•	Infrastructure

•	Automotive

•	CATV/Satcom

•	Smart Energy

•	Medical

•	Military

•	RFID

•	Test & Measurement

•	WiMAX

•	WLAN

SKYWORKS’ STRATEGY
Skyworks' mission is to achieve mobile connectivity leadership through semiconductor innovation. Key elements in our strategy include:

Diversifying Our Business
By leveraging our core analog and mixed signal technology, Skyworks is able to deliver solutions to a broad and diverse set of end markets and customers. In the handset market, we currently support all top tier manufacturers including the leading smart phone suppliers, and have strategic relationships with each key baseband vendor. In high performance analog markets, we expect to continue to take advantage of our catalog business, intellectual property and worldwide distribution network, we plan to bolster our product pipeline and expand our addressable markets beyond the approximately 1,000 global customers and 2,500 analog components currently marketed.

Gaining Market Share
Our customer engagements are increasingly centered on solving highly complex multimode, multiband, switching, filtering, digital control and amplification challenges - system-level requirements which intersect with Skyworks' core competencies. Skyworks continues to invest in developing architectures that optimize power efficiency while minimizing cost and footprint, which we believe will allow us to meet our customers' demanding next-generation technology requirements, as well as stringent quality standards and high volume manufacturing capabilities.

Capitalizing on Content Growth in Third and Fourth Generation (3G and 4G) Mobile Communications Technologies
As the industry migrates to multimode, multiband EDGE, WEDGE, WCDMA and LTE architectures across a multitude of wireless broadband applications, RF complexity in the transmit and receive chain substantially increases given simultaneous voice and high speed data communications requirements, coupled with the need for backward compatibility to existing networks. As a result of this complexity in the RF module, we believe that our addressable market is increasing significantly.

Delivering Operational Excellence
Skyworks' strategy is to either vertically integrate our supply chain where we can create a competitive advantage or otherwise enter into alliances and strategic relationships for leading-edge capabilities. This hybrid manufacturing approach allows us to better balance external capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we are therefore able to maintain margins and to achieve our desired return on invested capital on a broader range of revenue. We continue to focus on trying to achieve the industry's shortest product cycle times, highest yields and ultimately lowest product cost structure.

SKYWORKS’ PRODUCT PORTFOLIO
Our product portfolio consists of:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Detectors: intended for use in power management applications

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Front-End Modules: power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	Isolators/Circulators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems.

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers/Demodulators: integrated, high-dynamic range, zero IF architecture downconverter for use in wireless communication applications

•	Modulators: designed for direct modulation of high frequency AM, PM or compound carriers

•
Optocouplers/Optoisolators: a semiconductor device that allows signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other.

•	Phase Locked Loops (PLL): closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: provides ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

THE SKYWORKS ADVANTAGE

By turning complexity into simplicity, we provide our customers with the following competitive advantages:

•	Broad front-end module and precision analog product portfolio

•	Market leadership in key product segments

•	Solutions for all air interface standards, including CDMA, GSM/GPRS/EDGE, LTE, WCDMA, WLAN and WiMAX

•	Engagements with a diverse set of top-tier customers

•	Analog, RF and mixed signal design capabilities

•	Strategic partnerships with all leading baseband providers

•	Integration of key process technologies: GaAs HBT, pHEMT, BiCMOS, SiGe, CMOS, RF CMOS, and Silicon

•	World-class manufacturing capabilities and scale

•	Superior product quality and reliability

•	Unparalled level of customer service and technical support

•	Commitment to technology innovation

MARKETING AND DISTRIBUTION

Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all of our major market regions. In some markets we supplement our direct sales effort with independent manufacturers' representatives. We also utilize distribution partners, some of which are franchised globally with others focused in specific regional markets (e.g., Europe, North America and Asia).

We maintain an internal corporate communications team that is responsible for developing sales and advertising literature, print media, such as product announcements and catalogs, as well as a variety of Web-based content. Skyworks' sales engagement begins at the earliest stages in a customer design. We strive to provide close technical collaboration with our customers at the inception of new programs. These relationships allow our team to facilitate customer-driven solutions, which leverage the unique strength of our intellectual property product portfolio while providing high value and greatly reducing time-to-market.

We believe that the technical and complex nature of our products and markets demand an extraordinary commitment to maintain close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, purchasing and project management. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.

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

REVENUE FROM AND DEPENDENCE ON CUSTOMERS; CUSTOMER CONCENTRATION

For information regarding customer concentration and revenues from external customers, see Note 18 of Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or have a license to use numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes, and our other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that intellectual property, including patents, patent applications, trade secrets and trademarks are of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms, processes and other intellectual property. Our efforts may not meaningfully protect our intellectual property, and others may independently develop substantially equivalent or superior proprietary technologies, devices, algorithms, processes or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our proprietary intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore we seek to generate high gross margin revenue through the sale and license of non-core intellectual property and occasionally purchase intellectual property. Due to rapid technological changes in the industry, we believe that establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

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

BACKLOG AND INVENTORY

Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. We also maintain Skyworks-owned finished goods inventory at certain customer “hub” locations. We do not recognize revenue until these customers consume the Skyworks-owned inventory from these hub locations. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in a reduction in revenue and us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

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

GEOGRAPHIC INFORMATION

For information regarding net revenue by geographic region for each of the last three fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The majority of our tangible long lived assets are located in the United States of America and Mexico (see Note 18 of Item 8). Risks attendant to our foreign operations are discussed in Item 1A-Risk Factors.

EMPLOYEES

As of September 30, 2011, we employed approximately 4,400 persons. Approximately 520 of our employees in Mexico are covered by collective bargaining agreements.

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

We operate primarily in the wireless communications semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Continued uncertain economic conditions worldwide, together with other factors such as the continued volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. Although we believe that the market for wireless communications semiconductor products has stabilized to some extent, continued uncertainty and economic weakness could result in another market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, and restructuring and/or impairment charges. Furthermore, downturns in the wireless communications semiconductor industry may be prolonged, and any extended delay or failure of the wireless semiconductor market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the recent unprecedented volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	our performance and prospects,

•	the performance and prospects of our major customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates or buy/sell recommendations by analysts,

•	domestic and international political conditions, and

•	the ability to successfully identify, acquire and integrate acquisition candidates.

Public stock markets have recently experienced extreme price and trading volume volatility. This volatility has and continues to significantly and negatively affect the market prices of securities of many technology companies, including the market price of our common stock. Such volatility could materially and adversely affect the market price of our common stock in future periods.

In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. Our company has been, and in the future may be, the subject of commentary by financial news media. Such commentary may contribute to volatility in our stock price. If our operating results do not meet the expectations of securities analysts, the financial news media or investors, our stock price may decline, possible substantially over a short period of time.

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

The wireless communications semiconductor industry generally and, in particular, the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration, increased miniaturization, reduced power consumption and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:

•	to anticipate customer and market requirements and changes in technology and industry standards,

•	to obtain capacity sufficient to meet customer demand,

•	to define new products that meet customer and market requirements,

•	to complete development of new products and bring products to market on a timely basis,

•	to differentiate our products from offerings of our competitors,

•	for overall market acceptance of our products,

•	to lengthen the time that a particular product is in demand, and

•	to obtain adequate intellectual property protection for our new products.

Our ability to manufacture current products, and to develop new products, depends, among other factors, on the viability and flexibility of our own internal information technology systems.

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

If Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.

Our manufacturing processes are extremely complex and specialized and disruptions could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment in which our products are produced, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of our products to be rejected or to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse affect on our business.

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers.

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption in production at our Newbury Park, California or Woburn, Massachusetts semiconductor wafer fabrication facilities for any reason, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to warranty claims, product recalls and liability claims.

Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are capped at significant amounts, or are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, or other obligations under customer contracts. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

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

Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use for our standby manufacturing capacity may allocate their limited capacity to the production requirements of other customers. If we choose to use a new foundry, it will typically take an extended period of time to complete our qualification process before we can begin shipping products from the new foundry. The foundries may experience financial difficulties, be unable to deliver products to us in a timely manner or suffer damage or destruction to their facilities, particularly since some of them are located in earthquake zones. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.

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

Our manufacturing operations depend on obtaining adequate supplies of raw materials and the components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components, as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.

Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal year 2011 and fiscal year 2010, Foxconn, Nokia and Samsung Electronics each accounted for greater than ten percent of our net revenue. For further discussion see Note 18 to Item 8 of this Annual Report on Form 10-K.

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

After one of our products has been developed, tested and manufactured, our customers may need three to six months or longer to integrate, test and evaluate that product and an additional three to six months or more to begin volume production of equipment that incorporates the product. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenue for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

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

Many of our products currently incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. If the licenses to such technology that we currently hold become unavailable or the terms on which they are available become commercially unreasonable, or if we are unable to acquire or license necessary technology for our products in the future, our business could be adversely affected.

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.

If we are not successful in protecting our intellectual property rights, our ability to compete successfully may be materially and adversely affected.

We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, information, data, devices, algorithms, processes and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:

•
the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties may not be successful, and

•	any of our existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights may be challenged, invalidated or circumvented.

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

A substantial majority of our net revenue is derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

The electronics industry has been subject to increasing environmental regulations. A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment ("RoHS") Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

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

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our solutions and those of our licensees and customers may decrease.

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our solutions and those of our licensees and customers. In recent years, the Federal Communications Committee ("FCC") and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our solutions and those of our licensees and customers in the United States as well as foreign countries.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.

Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. Although we manufacture and sell silicon-based power amplifiers, if we do not continue to offer gallium arsenide products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We may not continue to identify products and markets that require performance attributes of gallium arsenide solutions.

To be successful we may need to make certain investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function

Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Irvine, California	Leased	63,400	Office space and design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Mexicali, Mexico	Owned	380,000	Manufacturing and office space

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

On May 26, 2011, the Company announced it had entered into an agreement and plan of merger (the “Merger Agreement”) with PowerCo Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Advanced Analogic Technologies Incorporated (“AATI”) pursuant to which the Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into AATI, and AATI will survive the merger and become a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of AATI common stock (except for shares held directly or indirectly by the Company, Merger Sub, AATI or any wholly owned subsidiary of AATI, and except for shares of AATI common stock held by stockholders exercising dissenter’s rights) will automatically be converted into the right to receive an aggregate of $6.13 per share.

Skyworks and AATI are parties to an arbitration proceeding pending before the Hon. Leo Strine in the Delaware Court of Chancery, in which Skyworks is seeking to be released from its obligations to proceed with the transactions contemplated by the Merger Agreement and AATI is seeking to require Skyworks to consummate the transactions contemplated by the Merger Agreement.  Skyworks' petition, filed on September 26, 2011 and thereafter amended with leave of Chancellor Strine (acting as arbitrator), asserts claims against AATI for breach of Sections 5.1, 5.1(k), 5.1(n), 6.2 and 6.4 of the Merger Agreement and claims based on misrepresentations by AATI to Skyworks dating to before the signing of the Merger Agreement, and seeks an order (a) declaring that Skyworks is relieved of its obligations under the Merger Agreement, (b) declaring that Skyworks is entitled to terminate the Merger Agreement, and (c) in the alternative, awarding damages in an amount to be proven at final hearing.  AATI's petition, filed by AATI on September 23, 2011, asserts claims against Skyworks for breach of the Merger Agreement and seeks (x) a declaratory judgment from the Court (i) that AATI has not breached the merger agreement, (ii) that no “material adverse effect” has occurred with respect to AATI, and (iii) that Skyworks has breached its obligations under the Merger Agreement, (y) an order of specific performance of the Merger Agreement compelling Skyworks to close the merger, and (z) in the alternative, damages in an amount to be proven at final hearing.  The petitions have been consolidated for all purposes of the arbitration proceedings, and the hearing is currently scheduled to take place in the last week of November and the first week of December 2011.  Skyworks is unable to predict the outcome of the proceedings.

Under Delaware law, applicable stipulations and orders, and the applicable provisions of the Merger Agreement, the arbitration proceedings are confidential, subject to the parties' disclosure obligations under federal securities law and other applicable laws. Subject to such obligations, Skyworks does not intend to comment or provide information regarding the arbitration until an order on the merits or other material order is issued in the arbitration or the arbitration process is otherwise concluded.

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

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI’s board of directors, the Company and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI’s board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with the Company relating to voting commitments and inclusion in the merger agreement of non-solicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic’s impact on the proposed merger process, (ii) the AATI board of directors’ evaluation of the Company and its offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI’s board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney’s fees and costs of the lawsuit.

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

We believe that there are no other pending litigation involving the Company that will have, individually or in the aggregate, a material adverse effect on our business.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 22, 2011, was approximately 28,002.

	Fiscal Years Ended
	September 30, 2011		October 1, 2010
	High	Low	High	Low
First quarter	$29.18	$20.08	$14.30	$10.27
Second quarter	36.98	29.19	16.41	12.69
Third quarter	31.46	21.70	17.91	14.23
Fourth quarter	27.00	17.96	21.09	16.33

Skyworks has not paid cash dividends on its common stock and we do not anticipate paying cash dividends in the foreseeable future.

On August 3, 2010, the Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on August 3, 2012; however, it may be suspended, discontinued or extended at any time prior to August 3, 2012 upon approval of the Board of Directors. The repurchase program will be funded using our working capital.

The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/02/11-7/29/11	2,470(2)	$25.31	—	$139.8 million
7/30/11-8/26/11	504,371(3)	19.70(3)	500,000	130.0 million
8/27/11-9/30/11	—	—	—	130.0 million
_________________________
(1) Share repurchase program approved August 3, 2010.
(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 500,000 shares were repurchased at an average price of $19.70 per share as part of our share repurchase program. 4,371 shares were repurchased with an average price of $20.25 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2011, 2010, 2009 and 2007 each consisted of 52 weeks and ended on September 30, 2011, October 1, 2010, October 2, 2009, and September 28, 2007, respectively. Fiscal year 2008 consisted of 53 weeks and ended on October 3, 2008. Consolidated balance sheets at September 30, 2011 and at October 1, 2010, and the related consolidated statements of operations, cash flows, stockholders equity and comprehensive income (loss) for each of the three fiscal years ended September 30, 2011, and notes thereto appear elsewhere in this Annual Report on Form 10-K. Net revenue and net income for acquisitions completed during the fiscal year ended September 30, 2011 have been included in the consolidated statements of operations from their respective acquisition dates. SiGe Semiconductor, Inc. ("SiGe") contributed approximately $39.7 million of net revenue to the consolidated results of operations for the fiscal year ended September 30, 2011. The impact of SiGe's ongoing operations on the Company's net income was insignificant to the fiscal year ended September 30, 2011. The transaction related costs associated to the SiGe acquisition were considered immaterial and included within selling, general and administrative expense for the fiscal year ended September 30, 2011.

	Fiscal Year
	2011	2010	2009	2008	2007
(In thousands except per share data)
Statement of Operations Data:
Net revenue	$1,418,922	$1,071,849	$802,577	$860,017	$741,744
Cost of goods sold	798,618	615,016	484,357	517,054	454,359
Gross profit	620,304	456,833	318,220	342,963	287,385
Operating expenses:
Research and development	168,637	134,140	123,996	146,013	126,075
Selling, general and administrative	137,238	117,853	100,421	100,007	94,950
Amortization of intangible assets	16,742	6,136	6,118	6,005	2,144
Restructuring and other charges (credits)	2,363	(1,040)	15,982	567	5,730
Total operating expenses	324,980	257,089	246,517	252,592	228,899
Operating income	295,324	199,744	71,703	90,371	58,486
Interest expense	(1,936)	(4,246)	(8,290)	(16,324)	(24,187)
(Loss) gain on early retirement of convertible debt	—	(79)	4,590	2,158	(6,964)
Other income (loss), net	498	(345)	1,753	5,983	11,438
Income before income taxes	293,886	195,074	69,756	82,188	38,773
Provision (benefit) for income taxes	67,301	57,780	(25,227)	(28,818)	(880)
Net income	$226,585	$137,294	$94,983	$111,006	$39,653
Earnings per share:
Basic	$1.24	$0.78	$0.57	$0.69	$0.25
Diluted	$1.19	$0.75	$0.56	$0.67	$0.25
Balance Sheet Data:
Working capital	569,238	585,541	393,884	345,916	316,808
Total assets	1,890,389	1,564,052	1,352,591	1,235,371	1,188,834
Long-term liabilities	34,198	43,132	47,569	125,026	173,382
Stockholders’ equity	1,609,095	1,316,596	1,108,779	961,604	818,543

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company's portfolio includes amplifiers, attenuators, circulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, mixers/demodulators, optocouplers, optoisolators, phase shifters,

PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.

BUSINESS FRAMEWORK

Our portfolio includes highly customized power amplifiers and front-end solutions that are in many of today's cellular handsets, from entry level to multimedia platforms, as well as smart phones. Some of our primary customers include Foxconn, LG Electronics, Motorola, Nokia, Samsung, Sony Ericsson, Research in Motion, and HTC. Our competitors include Avago Technologies, RF Micro Devices and Triquint Semiconductor.

In parallel, we offer over 2,500 different high performance analog products to a highly diversified non-handset customer base. Our customers include connectivity, infrastructure, automotive, energy management, medical and military providers such as Huawei, Ericsson, Cisco, Phillips, Toshiba, Sensus, Itron, Siemens, and Northrop Grumman. Our competitors in the analog products markets include Analog Devices, Hittite Microwave, Linear Technology and Maxim Integrated Products.

BASIS OF PRESENTATION

The Company’s fiscal year ends on the Friday closest to September 30 of each year. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks and ended on September 30, 2011, October 1, 2010 and October 2, 2009, respectively.

Effective October 3, 2009, we adopted ASC 470-20- Debt, Debt with Conversion and Other Options (“ASC 470-20”) in accordance with GAAP. Our financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

Net revenue and net income for acquisitions completed during the fiscal year ended September 30, 2011 have been included in the consolidated statements of operations from their respective acquisition dates. SiGe Semiconductor, Inc. ("SiGe") contributed approximately $39.7 million of net revenue to the consolidated results of operations for the fiscal year ended September 30, 2011. The impact of SiGe's ongoing operations on the Company's net income was insignificant to the fiscal year ended September 30, 2011. The transaction related costs associated to the SiGe acquisition were considered immaterial and included within selling, general and administrative expense for the fiscal year ended September 30, 2011.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 2011, OCTOBER 1, 2010, AND OCTOBER 2, 2009.

The following table sets forth the results of our operations expressed as a percentage of net revenue for the fiscal years below:

	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	56.3	57.4	60.4
Gross profit	43.7	42.6	39.6
Operating expenses:
Research and development	11.9	12.5	15.4
Selling, general and administrative	9.7	11.0	12.5
Amortization of intangible assets	1.2	0.6	0.8
Restructuring and other charges (credits)	0.1	(0.1)	2.0
Total operating expenses	22.9	24.0	30.7
Operating income	20.8	18.6	8.9
Interest expense	(0.1)	(0.4)	(1.0)
(Loss) gain on early retirement of convertible debt	—	—	0.6
Other income, net	—	—	0.2
Income before income taxes	20.7	18.2	8.7
Provision (benefit) for income taxes	4.7	5.4	(3.1)
Net income	16.0%	12.8%	11.8%

GENERAL

During fiscal year 2011, certain key factors contributed to our overall results of operations and cash flows from operations. More specifically:

•
Smart phones are entering the stage of mass market adoption and becoming a more integral part of consumers' daily lives. These devices increasingly incorporate mobile internet connectivity, social networking, portable gaming, digital cameras, high definition camcorders and mobile payment systems in addition to the functionality of traditional mobile phones. This trend creates a higher dollar content per handset which results in an expanded market opportunity for Skyworks' devices. Our growing addressable market, coupled with increasing market share and strategic acquisitions made during the year are the primary drivers of the approximately 32.4% revenue growth to $1.4 billion in fiscal year 2011.

•
Gross profit increased by $163.5 million or 110 basis points to 43.7% of net revenue for the fiscal year ended September 30, 2011 as compared to fiscal year 2010. The increase in gross profit in aggregate dollars and as a percentage of net revenue is primarily the result of enhanced product mix, lower manufacturing costs as a result of higher factory utilization, and the aforementioned increase in net revenue.

•
Operating income increased by $95.6 million or 47.9% over the prior year to 20.8% of revenue for fiscal year 2011. The increase is primarily due to the aforementioned increases in net revenue and gross margin along with a higher degree of operating leverage as the Company maintained relatively constant operating expenditures.

•
We generated $365.8 million in cash from operations during fiscal year 2011 resulting in an ending cash, cash equivalents and restricted cash balance of $410.8 million at September 30, 2011 even after factoring in the use of $249.3 million of cash for acquisitions, net of cash received, $100.7 million of cash on capital expenditures and $70.0 million of cash for shares repurchased.

•
In June 2011, we acquired SiGe for $278.9 million in total consideration. SiGe is a leading global supplier of RF front-end solutions that facilitate wireless multimedia across a wide range of applications. The acquisition of SiGe complements the Company’s leadership in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, the Company now offers customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications. SiGe contributed approximately 2.8% to our 32.4% revenue growth in fiscal year 2011.

NET REVENUE

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Net revenue	$1,418,922	32.4%	$1,071,849	33.6%	$802,577

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

Overall revenue in fiscal year 2011 increased by $347.1 million, or 32.4%, from fiscal year 2010. This revenue increase was principally driven by an increase in our growing addressable market, coupled with increasing market share and the higher overall demand for our products used in mobile internet, wireless infrastructure, energy management and diversified analog applications. In addition, we benefited from the incremental revenue associated with the acquisition of SiGe during the fiscal year.

Overall revenue in fiscal year 2010 increased by $269.3 million, or 33.6%, from fiscal year 2009. This revenue increase was principally driven by market share gains and higher overall demand for our products used in mobile internet, wireless infrastructure, energy management and diversified analog devices.

For information regarding net revenue by geographic region and customer concentration, see Note 18 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Gross profit	$620,304	35.8%	$456,833	43.6%	$318,220
% of net revenue	43.7%		42.6%		39.6%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing.

We increased our gross profit by $163.5 million for the fiscal year ending September 30, 2011 as compared to the prior fiscal year, resulting in a 110 basis point expansion in gross profit margin to 43.7%. This increase was principally the result of enhanced product mix, lower manufacturing costs as a result of higher factory utilization, and the aforementioned increase in net revenue. During fiscal 2011 we continued to benefit from higher contribution margins associated with the licensing and/ or sale of intellectual property.

We increased our gross profit by $138.6 million for the fiscal year ended October 1, 2010 as compared to the prior fiscal year, resulting in a 300 basis point expansion in gross profit margin to 42.6%. This was principally the result of continued factory process and productivity enhancements, product end-to-end yield improvements, year-over-year material cost reductions, targeted capital expenditure investments and the aforementioned increase in net revenue. During fiscal 2010 we continued to benefit from higher contribution margins associated with the licensing and/ or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Research and development	$168,637	25.7%	$134,140	8.2%	$123,996
% of net revenue	11.9%		12.5%		15.4%

Research and development expenses consist primarily of direct personnel costs, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes, share-based compensation expense and design and test tool costs.

The 25.7% increase in research and development expenses in fiscal year 2011 when compared to fiscal year 2010 is principally attributable to higher head count and related employee and share-based compensation costs including those related to the SiGe acquisition. In addition, we increased design activity and expense in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for fiscal year 2011 as a result of the aforementioned increase in net revenue.

The 8.2% increase in research and development expenses in fiscal year 2010 when compared to fiscal year 2009 is principally attributable to higher head count and related compensation costs. In addition, the Company had increased design activity resulting in higher mask, prototype and materials costs in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for fiscal year 2010 as a result of the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Selling, general and administrative	$137,238	16.4%	$117,853	17.4%	$100,421
% of net revenue	9.7%		11.0%		12.5%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.

The increase in selling, general and administrative expenses for fiscal year 2011 as compared to fiscal year 2010 is principally due to the growth in the number of employees and related compensation expense (including share-based compensation), and to a lesser extent the increase related to professional fees associated with completed and pending acquisitions and a settlement of a contractual dispute. Selling, general and administrative expenses as a percentage of net revenue decreased for fiscal year 2011, as compared to fiscal year 2010, due to the aforementioned increase in fiscal year 2011 revenue.

The increase in selling, general and administrative expenses for fiscal year 2010 as compared to fiscal year 2009 is principally due to share-based compensation which increased primarily as a result of our increased stock price in fiscal year 2010 as compared to 2009. Selling, general and administrative expenses as a percentage of net revenue decreased for fiscal year 2010, as compared to fiscal year 2009, due to the aforementioned increase in fiscal year 2010 revenue.

AMORTIZATION OF INTANGIBLE ASSETS

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Amortization	$16,742	172.8%	$6,136	0.3%	$6,118
% of net revenue	1.2%		0.6%		0.8%

The increase in amortization expense for the fiscal year 2011 is related to the acquired intangible assets during the year which are primarily due to the acquisition of SiGe.

For additional information regarding the acquisitions and goodwill and intangible assets, see Note 3 and Note 8 of Item 8 of this Annual Report on Form 10-K, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

	Fiscal Years Ended
	September 30, 2011	Change	October 1, 2010	Change	October 2, 2009
(dollars in thousands)
Provision (benefit) for income taxes	$67,301	16.5%	$57,780	329.0%	$(25,227)
% of net revenue	4.7%		5.4%		(3.1)%

Income tax expense was $67.3 million for fiscal 2011, compared to $57.8 million for fiscal year 2010. The annual effective tax rate for fiscal year 2011 was 22.9% as compared to a tax rate of 29.6% for fiscal year 2010.
As a result of the United States Government enactment of the Tax Relief Act of 2010 which retroactively reinstated and extended the research and development tax credit, $6.2 million of federal research and development tax credits which were earned in fiscal year 2010 reduced our tax rate during the year ended September 30, 2011.
The annual effective tax rate for fiscal 2011 of 22.9% was less than the United States federal statutory rate of 35% primarily due to benefits of 8.3% related to foreign earnings taxed at a less than the United States federal rate, benefits of 6.0% related to the research and development tax credits and benefits of 2.1% related to a domestic production activities deduction partially offset by income tax expense of 3.2% related to a change in our tax reserves.
On October 2, 2010, we expanded our presence in Asia by launching operations in Singapore. We operate under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon our compliance in meeting certain employment and investment thresholds in Singapore.
Income tax expense was $57.8 million for fiscal 2010, compared to benefit of $25.2 million for fiscal year 2009. The annual effective tax rate for fiscal year 2010 was 29.6% as compared to a tax benefit of 36.2% for fiscal 2009.
The annual effective tax rate for fiscal 2010 of 29.6% was less than the United States federal statutory rate of 35% primarily due to benefits of 4.6% related to foreign earnings taxed at a less than the United States federal rate, benefits of 3.0% related to the research and development tax credits, benefits of 1.8% related to an international restructuring to a lower tax jurisdiction and benefits of 1.2% related to a domestic production activities deduction partially offset by income tax expense of 2.3% and 1.5% related to changes in our tax reserves and valuation allowance, respectively.
During fiscal year 2010, we restructured our international operations resulting in a tax benefit of $3.5 million.  This consisted of a tax benefit of $6.3 million due to reassessing the United States income tax required to be recorded on earnings of our operations in Mexico, offset by $2.8 million of tax provision related to the transfer of assets to an affiliated foreign company.  As a result of this restructuring, we are no longer required to assess United States income tax on the earnings of our Mexican business.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(dollars in thousands)	September 30, 2011	October 1, 2010	October 2, 2009
Cash and cash equivalents at beginning of period (1)	$453,257	$364,221	$225,104
Net cash provided by operating activities	365,818	222,962	218,805
Net cash used in investing activities	(349,944)	(95,329)	(49,528)
Net cash used in financing activities	(59,044)	(38,597)	(30,160)
Cash and cash equivalents at end of period (1)	$410,087	$453,257	$364,221
_________________________

(1)	Does not include restricted cash balances

Cash Flow from Operating Activities:
Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal year 2011 we generated $365.8 million in cash flow from operations, an increase of $142.8 million when compared to $223.0 million generated in fiscal year 2010. The increase was primarily due to the increase in net income of $89.3 million for fiscal year 2011, and the increase in non-cash expenses such as depreciation of $59.8 million, share based compensation of $58.3 million, amortization of intangibles of $16.7 million, offset by the change in net working capital.

Cash Flow from Investing Activities:
Cash used in investing activities consists of cash paid for acquisitions, net of cash acquired, and capital expenditures. We had net cash outflows of $349.9 million in fiscal year 2011, compared to $95.3 million in fiscal year 2010. The increase resulted from cash paid for acquisitions of $249.3 million (net of cash received), primarily for SiGe and $100.7 million in capital expenditures during the year.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During fiscal year 2011, we had net cash outflows of $59.0 million, compared to $38.6 million in fiscal year 2010. During fiscal year 2011 we had the following significant uses of cash:

•	$70.0 million related to our repurchase of approximately 2.8 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010;

•	$50.0 million related to the repayment and termination of the Credit Facility; and

•	$20.1 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $63.2 million, tax benefit from stock option exercises of $12.5 million and a decrease in restricted cash of $5.4 million during fiscal 2011.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash) decreased $43.2 million to $410.1 million at September 30, 2011 from $453.3 million at October 1, 2010. This decrease was primarily due to the $249.3 million in cash paid for acquisitions, $100.7 million in capital expenditures and $70.0 million for share repurchases during the year offset by our cash provided by operations of $365.8 million. Our net cash position, after deducting our debt, increased by $5.5 million to $384.0 million at September 30, 2011 from $378.5 million at October 1, 2010. On May 26, 2011, we announced that we had entered into a definitive agreement under which we intend to acquire all the outstanding shares of AATI for $6.13 per share in a combination of cash and stock. In the event that the Company's stock price is below $21.00 per share on the date of acquisition and elects an all cash transaction, the Company expects to pay approximately $190.0 million and $200.0 million net of approximately $80.0 million to $90.0 million of cash expected to be received in the transaction. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations including the cash premium, contingent consideration for our completed acquisitions, pending and future acquisitions, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit. At September 30, 2011, we also held a $3.2 million par value auction rate security with a fair value of $2.3 million on which we continue to receive the scheduled interest payments. We continue to monitor the liquidity and accounting classification of this security. If in a future period we determine that the impairment is other than temporary, we will impair the security to its fair value and charge the loss to earnings.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Following is a summary of our contractual payment obligations related to our consolidated debt, contingent consideration, operating leases, other commitments and long-term liabilities at September 30, 2011 (see Notes 9 and 13 of Item 8 of this Annual Report on Form 10-K), (in thousands):

	Payments Due By Period
Obligation	Total	Less Than 1Year	1-3 years	3-5 Years	Thereafter
Short-term debt obligations	$26,677	$26,677	$—	$—	$—
Cash premium on convertible notes due March 2012 (1)	23,558	23,558	—	—	—
Other commitments (2)	5,170	3,398	1,772	—	—
Operating lease obligations	37,788	8,247	13,819	9,780	5,942
Contingent consideration for business combinations (3)	59,400	58,400	1,000	—	—
Other long-term liabilities (4)	34,199	2,683	769	146	30,601
Total (5)	$186,792	$122,963	$17,360	$9,926	$36,543
_________________________

(1)
Cash premiums related to the "if converted" value of the 2007 Convertible Notes that exceed aggregate principal balance using the closing stock price of $17.96 on September 30, 2011. The actual amount of the cash premium will be calculated based on the 20 day average stock price prior to maturity. A $1.00 change in our stock price would change the "if converted" value of the cash premium of the total aggregate principle amount of the remaining convertible notes by approximately $2.8 million. See Note 9 of Item 8 of this Annual Report on Form 10-K for further detail.

(2)	Other commitments consist of contractual license and royalty payments, and other purchase obligations.

(3)	Contingent consideration related to business combinations is recorded at fair value and actual results could differ. See Note 3 of Item 8 of this Annual Report on Form 10-K for further detail.

(4)
Other long-term liabilities includes our gross unrecognized tax benefits, as well as executive deferred compensation which are both classified as beyond five years due to the uncertain nature of the commitment.

(5)	Amounts do not include potential cash payments for the pending acquisition of AATI. See Note 3 of Item 8 of this Annual Report on form 10-K for further detail.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, allowance for doubtful accounts, inventory valuation, business combinations, valuation of long-lived assets, share-based compensation, income taxes, goodwill and intangibles, and loss contingencies.
On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best judgments. We evaluate our estimates and assumptions using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Our significant accounting policies are discussed in detail in Note 2 of Item 8 In this Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

There have been no material changes in our accounting methodology used to calculate the allowance for doubtful accounts during the year. The process by which we evaluate customer creditworthiness was modified in fiscal year 2010 for purposes of establishing our allowance. This did not have a material effect on our balance. We do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions that would have a material impact to earnings.

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

We have not made any material changes to our inventory reserve methodology during the last three fiscal years. We do not believe that significant changes will be made in future estimates or assumptions we use to calculate these reserves. However, if our estimates are inaccurate or changes in technology affect consumer demand we may be exposed to unforeseen gains or losses. A 10% difference in our inventory reserves as of September 30, 2011 would affect fiscal year 2011 earnings by approximately $1.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Business Combinations
The Company has applied significant estimates and judgments in order to determine the fair value of the identified assets acquired, liabilities assumed, goodwill recognized and the contingent consideration recorded as part of business combinations.
The value of the assets and liabilities are recognized at fair value as of the acquisition date. In measuring the fair value, the Company utilizes valuation techniques consistent with the market approach, income approach and/ or cost approach.

The valuation of the identifiable assets and liabilities includes assumptions made in performing the valuation such as, projected revenue, royalty rates, weighted average cost of capital, discount rates, estimated useful lives, etc. These assessments can be significantly affected by management's judgments.

We do not believe that there is a reasonable likelihood that there will be material changes to our estimates or assumptions. However, if actual results are not consistent with our evaluation or assumptions, additional and/or new information arises in the future that affects the fair value estimates could result in adjustments that may have a material impact to the purchase accounting or results of operations.

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

Share-Based Compensation
We have a share-based compensation plan which includes non-qualified stock options, share awards, and an employee stock purchase plan. See Note 11 of Item 8 of this Annual Report on Form 10-K for a detailed listing and complete discussion of our share-based compensation programs.

We determine the fair value of our non-qualified share-based compensation at the date of grant using the Black-Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; our expected stock price volatility over the term of the award, risk-free rate, and the expected life. The Black-Scholes value, combined with our estimated forfeiture rate, is used to determine the compensation expense to be recognized over the life of the options. For performance based awards, we determine the fair value based on the grant date value of the Company's stock. These awards are expensed based on an estimate of the most probably outcome of the underlying performance metric. Management periodically evaluates these assumptions and updates stock based compensation expense accordingly.

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

We have not made any material changes in the accounting methodology we used to calculate share-based compensation during the past three fiscal years. We do not believe that there is a reasonable likelihood there will be a material change in future estimates or assumptions used to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to a material change in share-based compensation expense. A 10% difference in our share-based compensation expense for the year ended September 30, 2011 would affect fiscal year 2011 earnings by approximately $5.8 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Loss Contingencies
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainties. Estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a material loss contingency is required if there is at least a reasonable possibility that a loss has been incurred.
Our analysis contains uncertainties because it requires management to assess the degree of probability of an unfavorable outcome and to make a reasonable estimate of the amount of potential loss.
We have not made any material changes in the accounting methodology we use to assess loss contingencies in the past three years. We do not believe there is a reasonable likelihood that there will be material changes to our estimates or assumptions. However, if actual results are not consistent with our evaluation or assumptions, there could be a material impact to earnings.

Income Taxes
We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  ASC 740-Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

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

We have not made any material changes in the accounting methodology we used to measure our deferred tax assets and liabilities or reserves for additional income tax liabilities.  If our estimate of income tax liabilities proves to be less than the ultimate assessment, or events cause us to change our estimate of probable additional income tax liability, a further charge to expense would be required.  The Company expects to continue to be profitable and therefore has determined that a valuation allowance is not required against our deferred tax assets, except for certain state and foreign tax credits. If certain events cause us to change our estimate of the realizability of our deferred tax assets and liabilities, a further charge to expense would be required.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
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

We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. The carrying value of goodwill and indefinite-lived intangible assets at September 30, 2011 were $663.0 million and $3.9 million, respectively. Based on the results of our impairment test, we had a significant excess fair value over the carrying value. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate goodwill and intangible asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

OTHER MATTERS

Inflation did not have a material impact upon our results of operations during the three-year period ended September 30, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of September 30, 2011 consisted of the following (in thousands):

Cash and cash equivalents (time deposits and money market funds)	$410,087
Restricted cash (time deposits and certificates of deposit)	712
Available for sale securities (auction rate securities)	2,288
$413,087

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

Our short-term debt at September 30, 2011 consists of $26.7 million aggregate principal amount of our remaining 2007 Convertible Notes which are due in March 2012. The 2007 Convertible Notes contain cash settlement provisions should the share price of the Company’s common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future. As of September 30, 2011, based on the closing stock price on September 30, 2011 of $17.96, the actual "if converted" value of the remaining Convertible Notes was $50.3 million which exceeds the related principal amount by approximately $23.6 million. The actual amount of the cash premium will be calculated based on the 20 day average stock price prior to maturity. A $1.00 change in our stock price would change the "if converted" value of the cash premium of the total aggregate principle amount of the remaining convertible notes by approximately $2.8 million.

We do not believe that investment or interest rate risk is material to our business or results of operations.

Our cash and cash equivalents at September 30, 2011 consisted of $335.3 million held domestically, with the remaining balance of $75.5 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.

Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009, the Company had foreign exchange gains/(losses) of $0.3 million, $(0.6) million, and $0.7 million, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company for the fiscal year ended September 30, 2011 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 37

(2)	Consolidated Statements of Operations for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009	Page 38

(3)	Consolidated Balance Sheets at September 30, 2011 and October 1, 2010	Page 39

(4)	Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009	Page 40

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009	Page 41

(6)	Notes to Consolidated Financial Statements	Page 42 through 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income (loss) for each of the years in the three-year period ended September 30, 2011. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2011 Form 10-K. We also have audited Skyworks Solutions Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2011 and October 1, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Skyworks Solutions, Inc. acquired SiGe Semiconductor, Inc. during 2011, and management excluded from its assessment of the effectiveness of Skyworks Solutions, Inc. internal control over financial reporting as of September 30, 2011, SiGe Semiconductor, Inc's internal control over financial reporting associated with total assets of 15.9% (of which 12.5% represented goodwill and intangible assets included within the scope of the assessment) and total revenues of 2.8% included in the consolidated financial statements of Skyworks Solutions, Inc. as of and for the year ended September 30, 2011. Our audit of internal control over financial reporting of Skyworks Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of SiGe Semiconductor, Inc.

/s/ KPMG LLP

Boston, Massachusetts
November 28, 2011

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Net revenue	$1,418,922	$1,071,849	$802,577
Cost of goods sold	798,618	615,016	484,357
Gross profit	620,304	456,833	318,220
Operating expenses:
Research and development	168,637	134,140	123,996
Selling, general and administrative	137,238	117,853	100,421
Amortization of intangibles	16,742	6,136	6,118
Restructuring and other charges (credits)	2,363	(1,040)	15,982
Total operating expenses	324,980	257,089	246,517
Operating income	295,324	199,744	71,703
Interest expense	(1,936)	(4,246)	(8,290)
(Loss) gain on early retirement of convertible debt	—	(79)	4,590
Other income (loss), net	498	(345)	1,753
Income before income taxes	293,886	195,074	69,756
Provision (benefit) for income taxes	67,301	57,780	(25,227)
Net income	$226,585	$137,294	$94,983
Earnings per share:
Basic	$1.24	$0.78	$0.57
Diluted	$1.19	$0.75	$0.56
Weighted average shares:
Basic	182,879	175,020	167,047
Diluted	190,667	182,738	169,663

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	September 30, 2011	October 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$410,087	$453,257
Restricted cash	712	6,128
Receivables, net of allowance for doubtful accounts of $785 and $1,177, respectively	177,940	175,232
Inventory	198,183	125,059
Other current assets	29,412	30,189
Total current assets	816,334	789,865
Property, plant and equipment, net	251,365	204,363
Goodwill	663,041	485,587
Intangible assets, net	86,808	12,509
Deferred tax assets, net	60,863	60,569
Other assets	11,978	11,159
Total assets	$1,890,389	$1,564,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$26,089	$50,000
Accounts payable	115,290	111,967
Accrued compensation and benefits	35,684	35,695
Other current liabilities	70,033	6,662
Total current liabilities	247,096	204,324
Long-term debt, less current maturities	—	24,743
Other long-term liabilities	34,198	18,389
Total liabilities	281,294	247,456
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 195,407 shares issued and 186,386 shares outstanding at September 30, 2011, and 185,683 shares issued and 180,263 shares outstanding at October 1, 2010	46,597	45,066
Additional paid-in capital	1,795,958	1,641,406
Treasury stock, at cost	(130,854)	(40,719)
Accumulated deficit	(101,275)	(327,860)
Accumulated other comprehensive loss	(1,331)	(1,297)
Total stockholders’ equity	1,609,095	1,316,596
Total liabilities and stockholders’ equity	$1,890,389	$1,564,052
_________________________

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income	$226,585	$137,294	$94,983
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	58,338	40,741	23,466
Depreciation	59,788	46,573	44,413
Amortization of intangible assets	16,742	6,136	6,118
Amortization of discount and deferred financing costs on convertible debt	1,434	2,693	5,589
Contribution of common shares to savings and retirement plans	13,718	11,706	8,502
Non-cash restructuring (income) expense	(17)	—	955
Deferred income taxes	12,370	38,543	(24,866)
Excess tax benefit from share-based payments	(12,490)	(6,287)	—
Loss on disposal of assets	234	292	411
Inventory write-downs	—	—	3,458
Asset impairments	—	—	5,616
Provision for (recoveries) losses on accounts receivable	(220)	703	1,797
Changes in assets and liabilities net of acquired balances:
Receivables	13,168	(60,901)	29,947
Inventories	(49,694)	(38,818)	15,678
Other current and long-term assets	(1,732)	(8,349)	(3,932)
Accounts payable	(14,350)	42,869	9,219
Other current and long-term liabilities	41,944	9,767	(2,549)
Net cash provided by operating activities	365,818	222,962	218,805
Cash flows from investing activities:
Capital expenditures	(100,660)	(88,929)	(39,172)
Payments for acquisitions, net of cash acquired	(249,284)	(6,400)	(10,356)
Net cash used in investing activities	(349,944)	(95,329)	(49,528)
Cash flows from financing activities:
Retirement of 2007 Convertible Notes	—	(51,107)	(51,107)
Reacquisition of equity component of 2007 Convertible Notes	—	(29,602)	(15,432)
Payments to retire short term line of credit	(50,000)	—	—
Excess tax benefit from share-based payments	12,490	6,287	—
Change in restricted cash	5,416	(265)	100
Repurchase of common stock - payroll tax withholdings on equity awards	(20,092)	(4,412)	(2,389)
Repurchase of common stock - share repurchase program	(70,043)	—	—
Net proceeds from exercise of stock options	63,185	40,502	38,668
Net cash used in financing activities	(59,044)	(38,597)	(30,160)
Net (decrease) increase in cash and cash equivalents	(43,170)	89,036	139,117
Cash and cash equivalents at beginning of period	453,257	364,221	225,104
Cash and cash equivalents at end of period	$410,087	$453,257	$364,221
Supplemental cash flow disclosures:
Income taxes paid	$16,094	$14,757	$1,009
Interest paid	$475	$715	$2,323

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Shares of Common Stock	Par value of Common Stock	Shares of Treasury Stock	Value of Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at October 3, 2008	165,592	$41,398	4,732	$(33,918)	$1,515,441	$(560,137)	$(1,180)	$961,604
Net income	—	—	—	—	—	94,983	—	94,983
Pension adjustment	—	—	—	—	—	—	(200)	(200)
Other comprehensive loss	—	—	—	—	—	—	(200)	(200)
Comprehensive income	—	—	—	—	—	—	—	94,783
Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	7,159	1,790	—	—	59,214	—	—	61,004
Reacquisition of equity components of convertible notes	—	—	—	—	(15,432)	—	—	(15,432)
Issuance and expense of common shares for restricted stock and performance shares	390	98	—	—	9,111	—	—	9,209
Shares withheld for taxes	(326)	(82)	326	(2,389)	82	—	—	(2,389)
Balance at October 2, 2009	172,815	$43,204	5,058	$(36,307)	$1,568,416	$(465,154)	$(1,380)	$1,108,779
Net income	—	—	—	—	—	137,294	—	137,294
Pension adjustment	—	—	—	—	—	—	83	83
Other comprehensive income	—	—	—	—	—	—	83	83
Comprehensive income	—	—	—	—	—	—	—	137,377
Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	6,083	1,521	—	—	69,410	—	—	70,931
Reacquisition of equity components of convertible notes (after-tax)	—	—	—	—	(28,832)	—	—	(28,832)
Excess tax benefit from share based compensation	—	—	—	—	11,491	—	—	11,491
Issuance and expense of common shares for restricted stock and performance shares	1,727	432	—	—	20,830	—	—	21,262
Shares withheld for taxes	(362)	(91)	362	(4,412)	91	—	—	(4,412)
Balance at October 1, 2010	180,263	$45,066	5,420	$(40,719)	$1,641,406	$(327,860)	$(1,297)	$1,316,596
Net income	—	—	—	—	—	226,585	—	226,585
Pension adjustment	—	—	—	—	—	—	(34)	(34)
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Comprehensive income	—	—	—	—	—	—	—	226,551
Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	6,598	1,650	—	—	100,081	—	—	101,731
Share repurchase program	(2,768)	(692)	2,768	(70,043)	692	—	—	(70,043)
Excess tax benefit from share based compensation	—	—	—	—	17,572	—	—	17,572
Issuance and expense of common shares for restricted stock and performance shares	3,126	781	—	—	35,999	—	—	36,780
Shares withheld for taxes	(833)	(208)	833	(20,092)	208	—	—	(20,092)
Balance at September 30, 2011	186,386	$46,597	9,021	$(130,854)	$1,795,958	$(101,275)	$(1,331)	$1,609,095

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors. Leveraging core technologies, Skyworks offers diverse standard and custom linear products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military and cellular handset applications. The Company's portfolio includes amplifiers, attenuators, circulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, mixers/demodulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, receivers, switches and technical ceramics.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks and ended on September 30, 2011, October 1, 2010 and October 2, 2009, respectively.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as reserves for inventory, income taxes, share-based compensation, loss contingencies, bad debt, contingent consideration associated with business combinations, and fair value assessments of assets and liabilities. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management’s estimates could differ significantly from actual results.

REVENUE RECOGNITION

Revenues from product sales are recognized upon shipment and transfer of title, in accordance with the shipping terms specified in the arrangement with the customer. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of Accounting Standards Codification ("ASC") 605-Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies us that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of a contractual arrangement necessitating a revenue reserve.

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

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents primarily consist of cash money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, and repurchase agreements collateralized by United States Government and agency obligations with maturities of 90 days or less.

RESTRICTED CASH

Restricted cash is primarily used to collateralize the Company’s open letters of credit.

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

INVENTORY

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Each quarter, the Company estimates and establishes reserves for excess, obsolete or unmarketable inventory. These reserves are generally equal to the historical cost basis of the excess or obsolete inventory and once recorded are considered permanent adjustments. Calculation of the reserves requires management to use judgment and make assumptions about forecasted demand in relation to the inventory on hand, competitiveness of its product offerings, general market conditions and product life cycles upon which the reserves are based. When inventory on hand exceeds foreseeable demand (generally in excess of twelve months), reserves are established for the value of such inventory that is not expected to be sold.

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

VALUATION OF LONG-LIVED ASSETS

Definite lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets. Carrying values for long-lived assets and definite lived intangible assets, which exclude goodwill, are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset / asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset / asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset / asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset/asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment in accordance with the provisions of FASB ASC 350 Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s goodwill and intangible assets. The Company assesses the need to test its goodwill for impairment on a regular basis. Pursuant to the guidance provided under Segment Reporting (see Note 18 of Item 8 of this Annual Report on Form 10-K for further discussion), the Company has determined that it has only one reporting unit for the purposes of allocating and testing goodwill under ASC 350.

The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s assessment of its fair value, the Company considers the closing price of its common stock on the selected testing date, the number of shares of its common stock outstanding during such period and other marketplace activity and related control premiums. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill to the book value of its goodwill. If the book value of the Company’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized equal to that excess. In step two of the Company’s annual impairment analysis, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets have become impaired and result in additional interim impairment testing.

In fiscal year 2011, the Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with the Company’s regularly scheduled annual testing. The results of this test indicated that none of the Company’s goodwill was impaired based on step one of the test; accordingly step two of the test was not performed.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 30, 2011 only included share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 30, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of ASC 718, the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under the previous authoritative literature governing stock compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The determination of fair value of restricted share awards is based on the value of the Company's stock on the date of grant. For more complex awards with market-based performance conditions, the Company employs a Monte Carlo simulation method which calculates many potential outcomes for an award and establishes fair value based on the most likely outcome.

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

The carrying value of the Company's net deferred tax assets assumes the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in its consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income or decrease the carrying value of goodwill in the period such determination was made.

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise significant judgment and make estimates with respect to its ability to generate revenues, gross profits, operating income and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company's ability to develop products to its customers' specifications, technological change, the competitive environment and changes in regulatory requirements which may impact its ability to generate taxable income and, in turn, realize the value of its deferred tax assets.

The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations. With the implementation effective September 29, 2007, ASC 740 - Income Taxes ("ASC 740") clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

LOSS CONTINGENCIES

The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company's pending loss contingency and revises its estimates. The Company's costs, including legal costs are recorded to expense as incurred.

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

	Pension Adjustments	Auction Rate Securities Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 2, 2009	$(468)	$(912)	$(1,380)
Pension adjustment	83	—	83
Balance as of October 1, 2010	$(385)	$(912)	$(1,297)
Pension adjustment	(34)	—	(34)
Balance as of September 30, 2011	$(419)	$(912)	$(1,331)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) -2010-29 Business Combinations which addresses the diversity in practice about the interpretations of the pro forma revenue and earnings disclosure requirements for business combinations. This update requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are included in the pro forma revenue and earnings. This guidance is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company elected to early adopt this standard and it did not have a material impact on its financial position or results of operations.

In December 2010 and September 2011, the FASB issued ASU 2010-28 and ASU 2011-08 Intangibles - Goodwill and Other, respectively, which both modify the annual goodwill impairment testing procedures. ASU 2010-28 focuses on the carrying amount of goodwill for purposes of performing step one of the goodwill test and ASU 2011-08 focuses on allowing entities the ability to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Both of these updates are effective for annual and interim reporting periods beginning after December 15, 2011 and early adoption is permitted. ASU 2010-28 requires retrospective application. The Company elected not to early adopt either of these updates and does not expect the adoption will have a material impact on its goodwill impairment calculation, financial position or results of operations.

In May 2011, the FASB issued ASU-2011-04 Fair Value Measurement that modifies the fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05 Statement of Comprehensive Income which (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The FASB is currently considering deferral of the third requirement under this ASU but has not made a decision regarding the outcome as of the date of this annual report. This amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does this amendment affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

3.     BUSINESS COMBINATIONS

On April 27, 2011, the Company acquired 100% ownership of a private company engaged in the design and manufacturing of optical components for $28.8 million (net of cash acquired and including an estimated fair value of $2.0 million of contingent consideration which is not materially different than the maximum earn-out level). The acquisition has an immaterial impact to the Company’s results of operations (i.e., contributed less than one percent of net revenue for the fiscal year ended September 30, 2011) and accordingly, the disclosures required per the business combination topic of the Accounting Standards Codification have been excluded from this annual report on Form 10-K. Although the purchase price allocation is preliminary, the Company has recognized assets primarily related to intellectual property, land, building and goodwill.
On June 10, 2011, the Company completed the acquisition of SiGe Semiconductor, Inc. (“SiGe”), a semiconductor provider. The Company acquired a 100% ownership interest in SiGe for an aggregate purchase price of $278.9 million in cash, including contingent consideration, payable in cash, approximately one year from the acquisition date, with an estimated fair value of $57.4 million. The possible outcome of the contingent consideration ranges from zero to $65.0 million and is based on the achievement of a specified revenue target over the twelve month period following the date of the acquisition. SiGe is a leading global supplier of RF front-end solutions that facilitate wireless multimedia across a wide range of applications. The acquisition of SiGe complements the Company’s leadership in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, the Company now offers customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.
The allocation of purchase price consideration in the Company’s acquisition of SiGe to the assets and liabilities was not finalized at the time of filing this annual report on Form 10-K due to the proximity of the acquisition date of June 10, 2011 to the end of the fiscal year, September 30, 2011. The Company has, however, completed a preliminary purchase price allocation and accordingly, the Company has reflected a preliminary allocation of the purchase price in the accompanying financial statements. The preliminary allocation of the purchase price was based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the SiGe acquisition and are reflected in the accompanying financial statements as follows (in thousands):

June 10, 2011
Estimated fair value of assets acquired
Cash and cash equivalents	$6,689
Receivables, net	14,176
Inventory	17,457
Other current assets	2,942
Property, plant and equipment	3,551
Deferred tax assets, net	20,648
Intangible assets	74,270
Goodwill	162,387
Total assets acquired	302,120
Estimated fair value of liabilities assumed
Total liabilities assumed	(23,188)
Net assets acquired	$278,932
The allocation of purchase price is considered preliminary until the end of the measurement period. However, during the fiscal year ended September 30, 2011, the Company recorded adjustments to its purchase accounting for SiGe as reported during the third fiscal quarter. The Company reduced the total consideration paid as a result of a net working capital adjustment and recorded additional deferred tax assets. Both of these adjustments resulted in a reduction of goodwill as of September 30, 2011.
The preliminary amount of purchase price allocated to goodwill of $162.4 million relates to revenue and cost synergies the Company expects to capitalize on as a result of the business combination. Substantially all of the goodwill recognized as a result of the SiGe acquisition is not expected to be deductible for tax purposes.
The preliminary amount of the purchase price allocated to identified intangible assets recognized in the acquisition of SiGe and the respective estimated useful lives as of June 10, 2011 were as follows (in thousands):

	Fair Value	Weighted Average Amortization Period (in Years)
Intellectual property	$36,660	5
Customer relationships	26,200	5
In-process research and development	4,510	TBD
Backlog	3,900	0.3
Trademark	3,000	5
Total identifiable intangible assets	$74,270
Intellectual property primarily represents the fair value of the SiGe product technologies (including patents) acquired. Customer relationships represent the fair value of the underlying relationships and agreements with SiGe customers. In-process research and development represents the fair value of incomplete SiGe research and development projects that had not reached technological feasibility as of the acquisition date, June 10, 2011. Because of the uncertainty related to the completion of these projects, the Company has determined that the amortization period will be established when the projects are completed. If a project is determined to be cancelled or does not meet technological feasibility, the value associated with that project will be written off in the period the determination is made. Backlog represents the fair value of SiGe unfilled orders as of the acquisition date, June 10, 2011. The trademark represents the brand and name recognition associated with the marketing of SiGe products and was determined to have a finite life. The Company used a combination of income approaches to assess the preliminary fair values of the intangible assets and as a result, considers the fair value of these acquired assets to be Level 3 assets due to the significant assumptions used in the valuation. See Note 5, Fair Value for the definition of Level 3 assets.
Net revenue and net income for acquisitions completed during the fiscal year ended September 30, 2011 have been included in the consolidated statements of operations from their respective acquisition dates. SiGe contributed approximately $39.7 million of net revenue to the consolidated results of operations for the fiscal year ended September 30, 2011. The impact of SiGe's ongoing operations on the Company’s net income was insignificant to the fiscal year ended September 30, 2011. The transaction related costs associated to the SiGe acquisition were considered immaterial and included within selling, general and administrative expense for the fiscal year ended September 30, 2011.
The unaudited pro forma financial results for the fiscal years ended September 30, 2011 and October 1, 2010 combine the unaudited historical results of Skyworks along with the unaudited historical results of SiGe for the fiscal years ended September 30, 2011 and October 1, 2010, respectively. The results include the effects of unaudited pro forma adjustments as if SiGe was acquired on October 3, 2009. There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations (in thousands, except per share amounts):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010
Revenue	$1,490,960	$1,174,057
Net income	$209,016	$129,258
Basic EPS	$1.14	$0.74
Diluted EPS	$1.10	$0.71
Pending acquisition
On May 26, 2011, the Company announced it had entered into an agreement and plan of merger (the “Merger Agreement”) with PowerCo Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and Advanced Analogic Technologies

Incorporated (“AATI”) pursuant to which the Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into AATI, and AATI will survive the merger and become a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of AATI common stock (except for shares held directly or indirectly by the Company, Merger Sub, AATI or any wholly owned subsidiary of AATI, and except for shares of AATI common stock held by stockholders exercising dissenter’s rights) will automatically be converted into the right to receive an aggregate of $6.13 per share, payable in the form of 0.08725 of a share of the Company’s common stock (the “stock consideration”) and an adjustable cash amount in the initial calculated amount of $3.68 (the “cash consideration” and, together with the stock consideration, the “merger consideration”), without interest and less applicable withholding taxes. The amount of the stock consideration was based on the average last sale price of Skyworks common stock (at the 4 p.m. Eastern Time end of Nasdaq regular trading hours) over the 30-trading days prior to May 26, 2011. At that average price, the stock consideration had a nominal value of $2.45 and the nominal aggregate combined value of the cash consideration and the stock consideration was $6.13. The final cash consideration will depend on the closing value of the stock consideration, calculated on the basis of Skyworks’ average reported last sale price in regular Nasdaq trading during a five-trading-day measurement period preceding the closing of the merger. If the closing value of the stock consideration is less than $2.45, the cash consideration will increase by the amount of the shortfall. If the closing value of the stock consideration is more than $2.45, the cash consideration will decrease by the amount of the excess. If the closing value of the stock consideration is exactly $2.45, the cash consideration will remain unchanged at $3.68. In each case, the merger consideration will maintain a constant nominal aggregate combined value of $6.13 per share of AATI common stock. If the Company’s average last reported sale price during the pre-closing measurement period is less than $21.00 per share, the Company has the right to pay the entire $6.13 in cash, and in that event, AATI stockholders would not receive any shares of the Company’s Common Stock in the merger for their outstanding shares of AATI common stock, and would instead receive $6.13 entirely in cash. In the event that the Company's stock price is below $21.00 per share on the date of acquisition and elects an all cash transaction, the Company expects to pay approximately $190.0 million to $200.0 million in cash net of approximately $80.0 million to $90.0 million of cash expected to be acquired in the transaction. For additional information regarding the pending acquisition, see Note 14, Contingencies.

4.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities ("ASC 320"), and classifies them as “available for sale”. At September 30, 2011, these securities consisted of $3.2 million par value in ARS, with a carrying value of $2.3 million. The difference between the par value and the carrying value is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the ARS. The Company closely monitors and evaluates the appropriate accounting treatment in each reporting period for the ARS.

5.    FAIR VALUE

In accordance with ASC 820 - Fair Value Measurements and Disclosure (“ASC 820”), the Company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 - Valuation is based upon quoted market price for identical instruments traded in active markets.
Level 2 - Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.
The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company's ARS, discussed in Note 4, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets during the fiscal year ended September 30, 2011. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the fiscal year ended September 30, 2011.
The Company has classified its contingent consideration recorded for business combinations as a Level 3 liability. There have been no transfers of or changes to the value of this Level 3 liability during the fiscal year ended September 30, 2011.
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain financial assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations. As of September 30, 2011 the financial assets and liabilities measured on a recurring basis at fair value consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$329,417	$329,417	$—	$—
Auction rate securities	2,288	—	—	2,288
Total	331,705	329,417	—	2,288
Liabilities
Contingent consideration liability recorded for business combinations	$59,400	$—	$—	$59,400
Non-Financial Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment. There were no indicators of impairment identified during the fiscal year ended September 30, 2011.

6.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	September 30, 2011	October 1, 2010
Raw materials	$18,565	$16,108
Work-in-process	92,601	74,701
Finished goods	73,633	20,209
Finished goods held on consignment by customers	13,384	14,041
Total inventories	$198,183	$125,059

7.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	As of
	September 30, 2011	October 1, 2010
Land and improvements	$11,024	$10,082
Buildings and improvements	53,397	47,734
Furniture and fixtures	26,325	24,784
Machinery and equipment	568,563	455,157
Construction in progress	13,929	28,901
Total property, plant and equipment, gross	673,238	566,658
Accumulated depreciation and amortization	(421,873)	(362,295)
Total property, plant and equipment, net	$251,365	$204,363

8.     GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	September 30, 2011			October 1, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Developed technology	1.9	$20,660	$(13,751)	$6,909	$14,150	$(10,862)	$3,288
Customer relationships	3.6	57,510	(21,828)	35,682	21,510	(15,894)	5,616
Patents and other	4.0	53,896	(13,548)	40,348	5,966	(5,630)	336
Total amortizing intangibles		132,066	(49,127)	82,939	41,626	(32,386)	9,240
Nonamortizing intangible assets
Trademarks		3,869	—	3,869	3,269	—	3,269
Total intangible assets		$135,935	$(49,127)	$86,808	$44,895	$(32,386)	$12,509

The changes in the gross carrying amount of goodwill and intangible assets are as follows (in thousands):

	Goodwill	Developed Technology	Customer Relationships	Patents and Other	Nonamortizing Trademarks	Total
Balance as of October 2, 2009	$482,893	$13,750	$21,510	$5,966	$3,269	$527,388
Additions during period	2,731	400	—	—	—	3,131
Deductions during year	(37)	—	—	—	—	(37)
Balance as of October 1, 2010	485,587	14,150	21,510	5,966	3,269	530,482
Additions during period	177,529	6,510	36,000	47,930	600	268,569
Deductions during year	(75)	—	—	—	—	(75)
Balance as of September 30, 2011	$663,041	$20,660	$57,510	$53,896	$3,869	$798,976

The increases in goodwill and intangible assets during the fiscal year ended September 30, 2011 resulted from the acquisitions, primarily SiGe, during the fiscal year ended September 30, 2011 as discussed in Note 3, Business Combinations.
The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or non-amortizing trademarks may be impaired. The results of the annual impairment tests indicated that none of the goodwill or trademarks had been impaired during the year and as a result, step two was not performed. There were no other indicators of impairment noted during the fiscal year ended September 30, 2011.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	2012	2013	2014	2015	2016
Amortization expense	$25,599	$19,810	$15,211	$13,172	$9,147

The increase in amortization expense during the fiscal year ended September 30, 2011 relates to the identifiable assets acquired as part of the business combinations noted in Note 3, Business Combinations.

9.     BORROWING ARRANGEMENTS

LONG-TERM DEBT

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes ("2007 Convertible Notes"). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the "1.25% Notes") which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the "1.50% Notes"). As of September 30, 2011, $26.7 million aggregate principal amount of our 1.50% Notes remains outstanding. The Company pays interest in cash semi-annually in arrears on March 1 and September 1 of each year on the 1.50% Notes. The conversion price of the 1.50% Notes is 105.0696 shares per $1,000 principal amount of notes to be redeemed, which is the equivalent of a conversion price of approximately $9.52 per share, plus accrued and unpaid interest, if any, to the conversion date. Holders of the remaining $26.7 million aggregate principal balance of the 1.50% Notes may require the Company to repurchase the 1.50% Notes upon a change in control of the Company.

Holders may convert the 1.50% Notes at any time on or prior to the close of business on the final maturity date. If a holder of a 1.50% Note elects to convert such Notes at maturity, the Company may continue to choose to deliver to the holder either cash, shares of its common stock or a combination of cash and shares of its common stock to settle the conversion. This cash settlement provision permits the application of the treasury stock method in determining potential share dilution of the conversion spread should the share price of the Company's common stock exceed $9.52. It has been the Company’s historical practice to cash settle the principal and interest components of convertible debt instruments, and it is our intention to continue to do so in the future, including with respect to the 1.50% Notes.
As of September 30, 2011, the $26.1 million carrying value of the 1.50% Notes was deemed a current liability and accordingly was classified as short-term debt. Long-term debt consists of these convertible notes with a carrying value of $24.7 million as of October 1, 2010. As of September 30, 2011, using a closing price of our common stock of $17.96, the actual "if converted" value of the remaining 1.50% Notes was $50.3 million which exceeds the related principal amount by approximately $23.6 million. The actual amount of the cash premium will be calculated based on the 20 day average stock price prior to maturity.

On October 3, 2009, the Company adopted ASC 470-20 — Debt, Debt with Conversions and Other Options ("ASC 470-20"). which requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instrument and requires retrospective application to all periods presented in the financial statements to which it is applicable. ASC 470-20 applies to the Company's 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability component of the $100.0 million aggregate principal amount of the 1.50% Notes to be $77.3 million as of October 3, 2009. As of the issuance date, the difference between the fair value of the liability component of the 1.50% Notes and the corresponding aggregate principal amount of such notes, which is equal to the fair value of the equity component of the 1.50% Notes, $22.7 million, was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component of the 1.50% Notes is being amortized over the life of the instrument.
During the fiscal year ending October 1, 2010, the Company redeemed the remaining $32.6 million of aggregate principal amount of the 1.25% Notes and redeemed $20.4 million of aggregate principal amount of the 1.50% Notes. The Company paid a cash premium (cash paid less principal amount) of $15.1 million and $12.4 million on the retirements of the 1.25% and 1.50% Notes, respectively. After applying ASC 470-20, the Company recorded a net loss on the transaction of approximately $0.1 million (including commissions and deferred financing).
The following tables provide additional information about the Company's 2007 Convertible Notes (in thousands):

	As of
	September 30, 2011	October 1, 2010
Equity component of the convertible notes outstanding	$6,061	$6,061
Principal amount of the convertible notes	26,677	26,677
Unamortized discount of the liability component	588	1,934
Net carrying amount of the liability component	26,089	24,743

	Fiscal Years Ended
	September 30, 2011	October 1, 2010
Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$400	$734
Effective interest expense recognized	$1,345	$2,502

The remaining unamortized discount on the 1.50% Notes will be amortized over the next six months. The number of shares underlying the remaining 1.50% Notes was approximately 2.8 million for both fiscal years ended September 30, 2011 and October 2, 2010, respectively.

SHORT-TERM DEBT
As of September 30, 2011, the $26.1 million carrying value of the 1.50% Notes was classified as short-term debt.
The Company's short-term debt balance as of October 1, 2010 consisted of a $50.0 million credit facility, which the Company repaid and terminated during the first quarter of fiscal 2011.

10. INCOME TAXES

Income before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
United States	$208,926	$164,094	$65,603
Foreign	84,960	30,980	4,153
	$293,886	$195,074	$69,756

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Current tax expense (benefit):
Federal	$25,421	$11,855	$(251)
State	422	946	(413)
Foreign	4,340	684	966
	30,183	13,485	302
Deferred tax expense (benefit):
Federal	35,053	44,072	—
State	(1,048)	(2,846)	—
Foreign	961	235	(93)
	34,966	41,461	(93)

Change in valuation allowance	2,152	2,834	(25,436)
Provision (benefit) for income taxes	$67,301	$57,780	$(25,227)

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Tax expense at United States statutory rate	$102,860	$68,276	$24,415
Foreign tax rate difference	(24,394)	(8,889)	(580)
Deemed dividend from foreign subsidiary	43	884	774
Research and development credits	(17,720)	(5,820)	(7,211)
Change in tax reserve	9,405	4,413	295
Change in valuation allowance	2,152	2,834	(39,089)
Non deductible debt retirement premium	—	64	(3,508)
Alternative minimum tax	—	—	(958)
Domestic production activities deduction	(6,055)	(2,263)	—
International restructuring	—	(3,468)	—
Other, net	1,010	1,749	635
Provision (benefit) for income taxes	$67,301	$57,780	$(25,227)

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance in meeting certain employment and investment thresholds in Singapore.

As a result of the enactment of the Tax Relief Act of 2010 which retroactively reinstated and extended the research and development tax credit, $6.2 million of  federal research and development tax credits which were earned in fiscal year 2010 reduced our tax rate during the year ended September 30, 2011.

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

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010
Deferred Tax Assets:
Current:
Inventory	$4,181	$4,451
Bad debts	162	427
Accrued compensation and benefits	3,946	2,536
Product returns, allowances and warranty	1,222	572
Restructuring	515	794
Other – net	998	943
Current deferred tax assets	11,024	9,723
Less valuation allowance	(2,431)	(2,130)
Net current deferred tax assets	8,593	7,593
Long-term:
Intangible assets	7,660	9,422
Retirement benefits and deferred compensation	27,921	21,327
Net operating loss carry forwards	22,143	6,120
Federal tax credits	37,717	28,243
State investment credits	26,111	24,173
Long-term deferred tax assets	121,552	89,285
Less valuation allowance	(36,943)	(23,480)
Net long-term deferred tax assets	84,609	65,805

Deferred tax assets	132,576	99,008
Less valuation allowance	(39,374)	(25,610)
Net deferred tax assets	93,202	73,398
Deferred Tax Liabilities:
Current:
Prepaid insurance	(723)	(724)
Current deferred tax liabilities	(723)	(724)
Long-term:
Property, plant and equipment	(18,084)	(4,636)
Other – net	(208)	(272)
Intangible assets	(5,943)	(329)
Long-term deferred tax liabilities	(24,235)	(5,237)

Net deferred tax liabilities	(24,958)	(5,961)
Total deferred tax assets	$68,244	$67,437

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 30, 2011, the Company has maintained a valuation allowance of $39.4 million. This valuation allowance is comprised of $26.1 million related to U.S. State tax credits and $13.3 million related to foreign deferred tax assets of which $11.6 million are foreign deferred tax assets acquired from SiGe. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $39.0 million income tax benefit, and up to a $0.4 million reduction to goodwill may be recognized. The Company will need to generate $180.2 million of future United States federal taxable income to utilize our United States deferred tax assets as of September 30, 2011.

Based on the Company’s evaluation of the realizability of its United States net deferred tax assets and other future deductible items through the generation of future taxable income, during fiscal year 2010 the Company recognized a net decrease in its valuation allowance of $1.0 million. The change in the valuation allowance resulted in a tax expense of $2.8 million and an increase to additional paid-in capital of $3.8 million.

On February 20, 2009, the California governor signed into law tax legislation that permitted California taxpayers to apportion their income using a single sales factor apportionment formula for tax years beginning on or after January 1, 2011. As a result of this legislation, the Company recognized a net decrease to its deferred tax assets as of September 30, 2011 of $0.8 million, resulting in a corresponding tax expense.

The Mexican presidential decree allowing Mexican Maquiladoras to calculate their tax using an income based method was set to expire on December 31, 2011. Accordingly, the Company would then be required to use the alternative Flat Tax Regime to compute its annual tax. This resulted in a decrease in the Company's deferred tax assets of $1.1 million and a corresponding tax expense. After September 30, 2011, but prior to the release of the Company's financial statement, the Mexican Government extended the special tax incentives for Mexican Maquiladoras. As a result, the Company expects to recognize an increase to its deferred tax assets and a corresponding tax benefit in the first quarter of fiscal year 2012.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 30, 2011, the Company has United States federal net operating loss carry forwards of approximately $60.5 million, including $43.3 million related to the acquisition of SiGe, which will expire at various dates through 2030 and aggregate state net operating loss carry forwards of approximately $1.3 million, which will expire at various dates through 2020. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The Company also has United States federal and state income tax credit carry forwards of approximately $80.1 million, of which $23.0 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The United States federal tax credits expire at various dates through 2031. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of September 30, 2011, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $147.0 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s gross unrecognized tax benefits totaled $32.1 million and $19.9 million as of September 30, 2011 and October 1, 2010, respectively. Of the total unrecognized tax benefits at September 30, 2011, $19.7 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be capitalized. There are no positions which the Company anticipates could change within the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2010	$19,900
Increases based on positions related to prior years	935
Increases based on positions related to current year	11,334
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(33)
Balance at September 30, 2011	$32,136

The Company’s major tax jurisdictions as of September 30, 2011 are the United States, California, Iowa, Singapore and Canada. For the United States, the Company has open tax years dating back to fiscal year 1998 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes. For Singapore, the Company has open tax years dating back to fiscal year 2011. For Canada, the Company has open tax years dating back to fiscal year 2004.

During the year ended September 30, 2011, the Company did not recognize any significant amount of previously unrecognized tax benefits related to the expiration of the statute of limitations. The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense. The Company recognized $0.5 million of accrued interest or penalties related to unrecognized tax benefits during fiscal year 2011.

11.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 30, 2011, the Company is authorized to issue 525,000,000 shares of common stock, par value $0.25 per share of which 195,407,396 shares are issued and 186,386,197 shares outstanding.

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

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. During the fiscal year ended September 30, 2011, the Company paid approximately $70.0 million (including commissions) in connection with the repurchase of 2,768,045 shares of its common stock (paying an average price of $25.30 per share). As of September 30, 2011, $130.0 million remained available under the existing share repurchase program.

PREFERRED STOCK

The Company’s second amended and restated certificate of incorporation has authorized and permits the Company to issue up to 25,000,000 shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 30, 2011, the Company had no shares of preferred stock issued or outstanding.

EMPLOYEE STOCK BENEFIT PLANS

As of September 30, 2011, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1996 Long-Term Incentive Plan

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the Washington Sub, Inc. 2002 Stock Option Plan

•	the 2005 Long-Term Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

Except for the 1999 Employee Long-Term Incentive Plan, the Non-Qualified Employee Stock Purchase Plan, and the Washington Sub, Inc. 2002 Stock Option Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of September 30, 2011, a total of 98.1 million shares are authorized for grant under the Company's share-based compensation plans, with 12.4 million options outstanding. The number of common shares reserved for granting of future awards to employees and directors under these plans was 17.3 million at September 30, 2011. The Company grants equity awards under the 2005 Long-Term Incentive Plan to employees and the 2008 Director Long-Term Incentive Plan for non-employee directors.

2005 Long-Term Incentive Plan - Under this plan officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards, performance awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 41.8 million shares have been authorized for grant. A total of 16.3 million shares are available for new grants as of September 30, 2011. The maximum contractual term of the awards is up to seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years. Performance awards are contingently granted depending on the achievement of certain predetermined performance goals and generally vest ratably over three or more years.

2008 Director Long-Term Incentive Plan - Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for option grants. A total of 1.0 million shares are available for new grants as of September 30, 2011. The maximum contractual term of the director awards is seven years. Options granted under the plan are generally exercisable over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years.

2002 Employee Stock Purchase Plan -The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the market price at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 10.6 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal years 2011, 2010, and 2009 were 0.5 million, 0.6 million, and 1.1 million, respectively. At September 30, 2011, there are 3.1 million shares available for purchase. The Company recognized compensation expense of $2.5 million, $1.9 million and $1.6 million for the fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009, respectively. The unrecognized compensation expense on the employee stock purchase plan at September 30, 2011 was $1.0 million. The weighted average period over which the cost is expected to be recognized is approximately 0.3 years.

Stock Options
The following table represents a summary of the Company's stock options for the year ended September 30, 2011:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance outstanding at October 1, 2010	15,289	$10.50
Granted	3,414	24.37
Exercised	(5,717)	11.05
Canceled/forfeited	(583)	23.73
Balance outstanding at September 30, 2011	12,403	$13.45	5.0	$77,479

Exercisable at September 30, 2011	4,692	$8.72	3.9	$43,688

The weighted-average grant date fair value of employee stock options granted during the fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009 was $9.63 per share, $5.76 per share, and $3.93 per share, respectively. The total grant date fair value of the options vested during the years ending September 30, 2011, October 1, 2010 and October 2, 2009 was $22.1 million, $30.2 million and $39.1 million, respectively.

Restricted Stock and Performance Awards
The following table represents a summary of the Company's restricted stock and performance award transactions:

	Shares (In thousands)	Weighted average grant date fair value
Non-vested awards outstanding at October 1, 2010	4,263	$10.91
Granted	2,706	23.61
Vested	(2,193)	11.92
Forfeited	(103)	16.66
Non-vested awards outstanding at September 30, 2011	4,673	$17.67

The weighted average grant date fair value for awards granted during the fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009 was $23.61 per share, $12.91 per share, and $8.80 per share, respectively. The total grant date fair value of the awards vested during the years ending September 30, 2011, October 1, 2010 and October 2, 2009 was $28.4 million, $3.1 million and $0.1 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (i.e., the difference between the market price at the exercise and the price paid by the employees to exercise the awards) for fiscal 2011, 2010 and 2009, respectively (in thousands):

	Fiscal Years Ended
	September 30 2011	October 1 2010	October 2 2009
Options	$90,062	$40,837	$20,886
Awards	$53,569	$15,030	$7,475

Valuation and Expense Information under ASC 718

The following table summarizes pre-tax share-based compensation expense by financial statement line (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Cost of sales	$7,557	$3,857	$3,129
Research and development	18,100	7,419	6,195
Selling, general and administrative	32,681	29,465	14,142
Share-based compensation expense included in operating expenses	$58,338	$40,741	$23,466

The Company had capitalized share-based compensation expense of $2.1 million, $0.8 million and $0.6 million in inventory at September 30, 2011, October 1, 2010 and October 2, 2009, respectively.

The following table summarizes total compensation costs related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at September 30, 2011:

For the Year Ended September 30, 2011
	Unrecognized Compensation Cost for unvested awards (in thousands)	Weighted average remaining recognition period (in years)
Options	$37,287	2.2
Awards	$35,852	1.3

The fair value of each option grant under the Company's plan is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions. The fair value of the restricted and performance awards is equal to the closing market price of the Company's common stock on the date of grant.

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Expected volatility	49.26%	56.19%	60.90%
Risk free interest rate (7 year contractual life options)	0.63%	1.12%	2.36%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.10	4.23	4.42

The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended September 30, 2011. Historical volatility was determined by calculating the mean reversion of the weekly-adjusted closing stock price over the expected life of the options. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of ASC 718.

The risk-free interest rate assumption is based upon observed Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company across its demographic population. The Company believes that this historical data is the best estimate of the expected life of a new option and that generally all groups of the Company's employee's exhibit similar behavior.

12.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains the following pension and retiree benefit plans:

•	401(k) plan covering substantially all employees based in the United States

•	Pre-merger defined benefit pension plan covering certain former employees

401(k) Plan:
The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least 21 years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4% of an employee’s annual eligible compensation. For the fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009, the Company contributed shares of 0.2 million, 0.3 million, and 0.7 million, respectively, and recognized expense of $5.5 million, $4.8 million, and $4.6 million, respectively.

Pre-Merger Defined Benefit Pension:
The Pension Benefit plan identified below was inherited as part of the merger in 2002 that created Skyworks. Since the plan was inherited, no new participants have been added. The liability and related plan assets have been reported in the Company’s consolidated balance sheet as follows (in thousands):

	Pension Benefits
	Fiscal Years Ended
	September 30, 2011	October 1, 2010
Benefit obligation at end of fiscal year	$2,955	$3,035
Fair value of plan assets at end of fiscal year	2,536	2,650
Funded status	$(419)	$(385)

The Company incurred net periodic benefit costs of $0.1 million for pension benefits during the fiscal year ended September 30, 2011, and $0.1 million for pension benefits in fiscal year ending October 1, 2010.

13.     COMMITMENTS

The Company has various operating leases primarily for computer equipment and buildings. Rent expense amounted to $7.6 million, $7.6 million, and $8.0 million in fiscal years ended September 30, 2011, October 1, 2010, and October 2, 2009, respectively. Future minimum payments under these non-cancelable leases are as follows (in thousands):

Fiscal Year
2012	$8,247
2013	7,149
2014	6,671
2015	5,896
2016	3,883
Thereafter	5,942
$37,788

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $3.4 million and $1.8 million in fiscal years 2012 and 2013, respectively.

Commitments currently do not include potential cash payments for the pending acquisition of AATI. See Note 3 of Item 8 of this Annual Report on form 10-K for further detail.

14.     CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters.
Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may assert in the future, patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business and have demanded, and may demand in the future, that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company's financial condition, or results of operations. From time to time, the Company is also involved in legal proceedings in the ordinary course of business.

On May 26, 2011, the Company announced it had entered into an agreement and plan of merger (the “Merger Agreement”) with PowerCo Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”) and AATI pursuant to which the Merger Sub will, subject to the satisfaction or waiver of the conditions in the Merger Agreement, merge with and into AATI, and AATI will survive the merger and become a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of AATI common stock (except for shares held directly or indirectly by the Company, Merger Sub, AATI or any wholly owned subsidiary of AATI, and except for shares of AATI common stock held by stockholders exercising dissenter’s rights) will automatically be converted into the right to receive an aggregate of $6.13 per share.

Skyworks and AATI are parties to an arbitration proceeding, in which Skyworks is seeking to be released from its obligations to proceed with the transactions contemplated by the Merger Agreement and AATI is seeking to require Skyworks to consummate the transactions contemplated by the Merger Agreement.  Skyworks' petition, filed on September 26, 2011 and thereafter amended, asserts claims against AATI for breach of Sections 5.1, 5.1(k), 5.1(n), 6.2 and 6.4 of the Merger Agreement and claims based on misrepresentations by AATI to Skyworks dating to before the signing of the Merger Agreement, and seeks an order (a) declaring that Skyworks is relieved of its obligations under the Merger Agreement, (b) declaring that Skyworks is entitled to terminate the Merger Agreement, and (c) in the alternative, awarding damages in an amount to be proven at final hearing.  AATI's petition, filed by AATI on September 23, 2011, asserts claims against Skyworks for breach of the Merger Agreement and seeks (x) a declaratory judgment from the Court (i) that AATI has not breached the merger agreement, (ii) that no “material adverse effect” has occurred with respect to AATI, and (iii) that Skyworks has breached its obligations under the Merger Agreement, (y) an order of specific performance of the Merger Agreement compelling Skyworks to close the merger, and (z) in the alternative, damages in an amount to be proven at final hearing.  The petitions have been consolidated for all purposes of the arbitration proceedings, and the hearing is currently scheduled to take place in the last week of November and the first week of December 2011.  Under Delaware law, applicable stipulations and orders, and the applicable provisions of the Merger Agreement, the arbitration proceedings are confidential, subject to the parties' disclosure obligations under federal securities law and other applicable laws. Skyworks is unable to predict the outcome of the proceedings.

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the "Bushansky action") naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. The complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI's stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney's fees and costs of the lawsuit.
On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the "Venette action") naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the "Amended Complaint"). The Amended Complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP ("Dialectic"), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with the Company relating to voting commitments and inclusion in the merger agreement of nonsolicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic's impact on the proposed merger process, (ii) the AATI board of directors' evaluation of the Company and its offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney's fees and costs of the lawsuit.
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
The Company believes there are no other litigation pending that will have, individually or in the aggregate, a material adverse effect on its business.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets and does not expect that such obligations will have a material adverse impact on its financial condition or results of operations.

16.     RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges consists of the following (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Asset impairments	$—	$(1,040)	$5,616
Restructuring and other charges	2,363	—	10,366
Restructuring and other charges (credits)	$2,363	$(1,040)	$15,982

2011 RESTRUCTURING CHARGES AND OTHER

During the fiscal year ended September 30, 2011, the Company implemented a restructuring plan to reduce the repetitive functions associated with its acquisition of SiGe, and recorded a restructuring charge for severance costs of $2.4 million. The Company has made cash payments of $2.2 million related to this restructuring plan and anticipates total charges of up to $2.6 million to be completed during the first fiscal quarter of 2012. The Company began formulating the restructuring plan prior to the acquisition of SiGe. The restructuring costs were not considered and there are no other contingencies resulting from the restructuring that would have a material impact on the purchase accounting for SiGe.

2009 RESTRUCTURING CHARGES AND OTHER

On January 22, 2009, the Company implemented a restructuring plan to realign its costs given current business conditions.

The Company exited its mobile transceiver product area and reduced global headcount by approximately 150 employees which resulted in a reduction to annual operating expenditures. The Company recorded various charges associated with this action. In total, they recorded $16.0 million of restructuring and other charges and $3.5 million in inventory write-downs that were charged to cost of goods sold.

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

In fiscal year ended October 1, 2010, the Company recorded a gain of $1.0 million on the sale of a capital asset previously impaired during the 2009 restructuring.

The Company made cash payments related to the restructuring plan of $0.7 million during fiscal year 2011.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility Closings	License and Software Write-offs and Other	Workforce Reductions	Asset Impairments	Total
Charged to costs and expenses	$1,967	$3,892	$4,507	$5,616	$15,982
Other	9	(368)	161	—	(198)
Non-cash items	—	(955)	—	(5,616)	(6,571)
Cash payments	(766)	(983)	(4,185)	—	(5,934)
Restructuring balance, October 2, 2009	1,210	1,586	483	—	3,279
Other	450	248	(247)	—	451
Cash payments	(648)	(657)	(236)	—	(1,541)
Restructuring balance, October 1, 2010	1,012	1,177	—	—	2,189
Charged to costs and expenses	—	—	2,363	—	2,363
Other	—	—	328	—	328
Cash payments	(193)	(470)	(2,189)	—	(2,852)
Restructuring balance, September 30, 2011	$819	$707	$502	$—	$2,028

17.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Net income	$226,585	$137,294	$94,983

Weighted average shares outstanding – basic	182,879	175,020	167,047
Effect of dilutive equity based awards	6,019	5,928	2,093
Dilutive effect of convertible debt	1,769	1,790	523
Weighted average shares outstanding – diluted	190,667	182,738	169,663

Net income per share – basic	$1.24	$0.78	$0.57
Net income per share - diluted	$1.19	$0.75	$0.56

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.

Equity based awards exercisable for approximately 2.0 million, 4.6 million, and 16.5 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 30, 2011, October 1, 2010 and October 2, 2009, respectively, as their effect would have been anti-dilutive.

18.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting ("ASC 280"), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management's use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company's business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. In light of the recent acquisitions, the Company reassessed its operations and concluded that there has been no change and the Company continues to consider itself to have one reportable operating segment at September 30, 2011. The Company will re-assess its conclusions at least annually.

GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination and are as follows (in thousands):

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
United States	$76,764	$115,610	$76,435
Other Americas	38,863	36,724	26,078
Total Americas	115,627	152,334	102,513

China	914,678	628,858	414,208
South Korea	148,370	144,758	174,744
Taiwan	93,753	51,353	48,443
Other Asia-Pacific	91,521	30,922	23,098
Total Asia-Pacific	1,248,322	855,891	660,493

Europe, Middle East and Africa	54,973	63,624	39,571
	$1,418,922	$1,071,849	$802,577

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

Net property, plant and equipment balances, including property held for sale, based on the physical locations within the indicated geographic areas are as follows (in thousands):

	As of
	September 30, 2011	October 1, 2010
United States	$114,492	$104,846
Mexico	131,862	98,667
Other	5,011	850
	$251,365	$204,363

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

In both fiscal years 2011 and 2010 the Company had three customers, each with greater than ten percent of net revenue; Foxconn, Nokia and Samsung Electronics. In fiscal years 2009 the Company's greater than ten percent customers were Asian Information Technology, Samsung Electronics and Sony Ericsson Mobile Communications.
The Company's greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	September 30, 2011	October 1, 2010	October 2, 2009
Company A	27%	13%	*
Company B	13%	12%	*
Company C	11%	13%	15%
Company D	*	*	12%
Company E	*	*	11%
* Customer did not represent greater than ten percent of net revenue
At September 30, 2011, the Company's three largest accounts receivable balances comprised 53% of aggregate gross accounts receivable. This concentration was 60% and 34% at October 1, 2010 and October 2, 2009, respectively.
19.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2011
Net revenue	$335,120	$325,411	$356,075	$402,316	$1,418,922
Gross profit	148,538	140,981	156,225	174,560	620,304
Net income	60,868	49,960	51,548	64,209	226,585
Per share data (1)
Net income, basic	$0.34	$0.27	$0.28	$0.35	$1.24
Net income, diluted	$0.32	$0.26	$0.27	$0.34	$1.19

Fiscal 2010
Net revenue	$245,138	$238,058	$275,370	$313,283	$1,071,849
Gross profit	102,554	99,854	118,266	136,159	456,833
Net income	28,010	27,744	34,736	46,804	137,294
Per share data (1)
Net income, basic	$0.16	$0.16	$0.20	$0.26	$0.78
Net income, diluted	$0.16	$0.15	$0.19	$0.25	$0.75
____________

(1)
Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.
In making this assessment, management has excluded the internal controls over financial reporting for the acquisitions during the period, including SiGe Semiconductor which was acquired on June 10, 2011 whose financial statements constitute approximately 15.9% of total consolidated assets (of which 12.5% represents goodwill and intangible assets included within the scope of the assessment) and 2.8% of consolidated revenues as of and for the fiscal year ended September 30, 2011.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting any such amendment or waivers on our website and disclosing any such waivers in a Form 8-K filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 37
Consolidated Statements of Operations for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009		Page 38
Consolidated Balance Sheets at September 30, 2011 and October 1, 2010		Page 39
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009		Page 40
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2011, October 1, 2010, and October 2, 2009		Page 41
Notes to Consolidated Financial Statements		Pages 42 through 66

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 72
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

Date: November 28, 2011

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer
President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 28, 2011.

Signature and Title	Signature and Title
/s/ David J. Aldrich	/s/ David J. McLachlan
David J. Aldrich	David J. McLachlan
Chief Executive Officer	Chairman of the Board
President and Director
(principal executive officer)	/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Donald W. Palette	Director
Donald W. Palette
Chief Financial Officer	/s/ Moiz M. Beguwala
Vice President	Moiz M. Beguwala
(principal accounting and financial officer)	Director

/s/Timothy R. Furey
Timothy R. Furey
Director

/s/ Balakrishnan S. Iyer
Balakrishnan S. Iyer
Director

/s/ Thomas C. Leonard
Thomas C. Leonard
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Beginning Balance	Charged to Cost and Expenses	Deductions	Misc.	Ending Balance
Year Ended October 2, 2009
Allowance for doubtful accounts	$1,048	$2,507	$(710)	$—	$2,845
Reserve for sales returns	$2,135	$3,132	$(3,501)	$—	$1,766
Allowance for excess and obsolete inventories	$7,829	$8,665	$(4,784)	$—	$11,710
Year Ended October 1, 2010
Allowance for doubtful accounts	$2,845	$728	$(2,396)	$—	$1,177
Reserve for sales returns	$1,766	$2,130	$(2,644)	$—	$1,252
Allowance for excess and obsolete inventories	$11,710	$7,259	$(7,169)	$—	$11,800
Year Ended September 30, 2011
Allowance for doubtful accounts	$1,177	$255	$(967)	$320	$785
Reserve for sales returns	$1,252	$4,627	$(3,398)	$814	$3,295
Allowance for excess and obsolete inventories	$11,800	$6,435	$(6,783)	$—	$11,452

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.A
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.B	Agreement and Plan of Merger dated May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	S-4/A	333-174953	Annex A	8/9/2011
3.A	Restated Certificate of Incorporation	10-Q	001-05560	3.A	8/9/2011
3.B	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.B	8/9/2011
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-05560	4.1	3/5/2007
10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-05560	10.C	12/14/2005
10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-05560	10.E	12/14/2005
10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-05560	10.F	12/13/2006
10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002
10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.H	5/7/2008
10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-05560	10.L	2/7/2007
10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A	10-Q	001-05560	10.A	8/11/2003
10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-05560	10.B	8/11/2003
10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-05560	10.C	8/11/2003
10.M*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended and restated 5/12/2009)	DEF 14A	001-05560	APPENDIX	3/30/2009

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.N*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.O*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-05560	10.3	5/4/2005
10.P*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.A	5/11/2005
10.Q*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	5/11/2005
10.R*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-05560	10.W	5/7/2008
10.S*	Amendment dated November 23,2010 to Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-05560	10.X	5/7/2008
10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-05560	10.AA	5/7/2008
10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-05560	10.BB	5/7/2008
10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.X*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	11/15/2005
10.Y*	Skyworks Solutions Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.HH	8/8/2007
10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-05560	10.HH	3/5/2007
10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-05560	10.II	5/7/2008
10.BB*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-05560	10.JJ	2/6/2008
10.CC*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
10.DD*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-05560	10.LL	5/7/2008
10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.MM	5/7/2008
10.FF*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.GG*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.HH*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.PP	5/7/2008
10.II*	Fiscal 2010 Executive Incentive Compensation Plan	10-Q	001-05560	10.II	2/9/2010
10.JJ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.	10-Q	001-05560	10.QQ	8/11/2009
10.KK	2011 Executive Incentive Plan	10-Q	001-05560	10.II	2/8/2011
10.LL
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
		10-Q	001-05560	10.MM	2/8/2011
10.MM*	Amended and Restated 2005 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.A	8/9/2011
10.NN*	Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	8/9/2011
10.OO*	2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.C	8/9/2011
10.PP*	Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.D	8/9/2011
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement. .
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.