Form 10-K/A
period 2011-09-30
SKYWORKS SOLUTIONS, INC.
filed 2012-01-30
CIK 4127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _____________ to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2011) was approximately $5,808,022,900. The number of outstanding shares of the registrant’s common stock, par value, $0.25 per share as of November 22, 2011, was 187,889,808.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on November 28, 2011(the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2012 Annual Meeting of Stockholders is scheduled for May 10, 2012, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth for each director and executive officer of the Company his position with the Company as of January 13, 2012:

Name	Title
David J. McLachlan	Chairman of the Board
David J. Aldrich	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Moiz M. Beguwala	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Thomas C. Leonard	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Donald W. Palette	Vice President and Chief Financial Officer
Gregory L. Waters	Executive Vice President and General Manager, Front-End Solutions
Liam K. Griffin	Executive Vice President and General Manager, High Performance Analog
Bruce J. Freyman	Senior Vice President, Worldwide Operations
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
George M. LeVan	Vice President, Human Resources

Directors

David J. McLachlan, age 73, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company), HearUSA, Ltd. (a publicly traded hearing care services company) and Deltagen, Inc (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry).

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

David J. Aldrich, age 54, has served as President and Chief Executive Officer, and as a director of the Company since April

2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager of Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).

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

Kevin L. Beebe, age 52, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to private equity investors and management). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded North American operator of wireless communications towers), NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services), Sting Communications (a privately held broadband network provider) and Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers).

We believe that Mr. Beebe is qualified to serve as a director because of his 16 years experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.

Moiz M. Beguwala, age 65, has been a director since June 2002. He served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant’s spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of Powerwave Technologies, Inc. (a publicly traded wireless solutions supplier for communications networks worldwide) and Cavendish Kinetics Inc. (a privately held MEMS company), as well as Chairman of the Board of RF Nano Corporation (a privately held semiconductor company in Newport Beach, CA). He also served as director of SIRF Technologies, Inc. (a former publicly traded GPS solutions semiconductor company) from September 2000 until May 2008.

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

Timothy R. Furey, age 53, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned sales and marketing strategy and technology professional services firm) since 1991. His company’s clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Mr. Furey also serves as Chairman of Technology Marketing Group, a private investment firm focused on emerging growth companies. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.

We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 500 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he acquired through over 13 years of service on the Board of Directors, including, for the past 8 years as the Chairman of the Compensation Committee.

Balakrishnan S. Iyer, age 55, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and was a director of Conexant from February 2002 until April 2011. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Life Technologies Corp., Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company).

We believe that Mr. Iyer is qualified to serve as a director because his experience as an executive officer of companies in the technology industry provides him with leadership, strategic and financial experience. Through his experiences as a director at the public companies listed above (including as a member of certain audit, governance and compensation committees) he provides the Board with significant financial expertise as a designated “audit committee financial expert” for Skyworks’ Audit Committee, bringing specific application to our industry, as well as a broad understanding of corporate governance topics.

Thomas C. Leonard, age 77, has been a director since August 1996. From April 2000 until June 2002, he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years of experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.

We believe that Mr. Leonard is qualified to serve as a director because of his experience in the technology industry in a variety of leadership and key operational positions, which have allowed him to accumulate knowledge in operational management and corporate strategy. In addition, Mr. Leonard has extensive knowledge regarding Skyworks’ business, which he has acquired by serving on the Board of Directors for over 15 years, and as Skyworks’ Chief Executive Officer from September 1999 to April 2000.

David P. McGlade, age 51, has been a director since February 2005. He currently serves as the Chief Executive Officer and Deputy Chairman of Intelsat Global S.A. (a privately held worldwide provider of fixed satellite services). Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.

We believe that Mr. McGlade is qualified to serve as a director because of his 28 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, a private equity-owned operator of a network of commercial communications satellites and terrestrial connections, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.

Robert A. Schriesheim, age 51, has been a director since 2006. He has been Executive Vice President and Chief Financial Officer of Sears Holdings since August 2011. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer and Principal Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems (“GTS”), SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. In 2001, to facilitate the sale of GTS, Mr. Schriesheim led it through a pre-arranged filing under Chapter 11 of the United States Bankruptcy Code (“U.S.B.C.”) and, in prearranged proceedings, a petition for surseance (moratorium), offering a composition, in the Netherlands. All such proceedings were approved, confirmed and completed by March 31, 2002 as part of the sale of the company. Mr. Schriesheim was also a director of Lawson Software, Inc. until its sale in July of 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).

We believe that Mr. Schriesheim is qualified to serve as a director because of his extensive knowledge of the capital markets, experience with corporate financial capital structures and long history of evaluating and structuring merger and acquisition transactions within the technology sector. Mr. Schriesheim also has significant experience, as a senior executive and director in both public and private companies in the technology sector, leading companies through major strategic and financial corporate transformations while doing business in the global market place. He also serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee.

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

Executive Officers (other than President and Chief Executive Officer)

Donald W. Palette, age 54, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.

Gregory L. Waters, age 51, joined the Company in April 2003, and has served as Executive Vice President and General Manager, Front-End Solutions since October 2006, Executive Vice President beginning in November 2005, and Vice President and General Manager, Cellular Systems as of May 2004. Previously, from February 2001 until April 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems and, beginning in 1998, held positions there as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions within Texas Instruments, including Director of Network Access Products and Director of North American Sales. Mr. Waters also serves as a director of Sand 9, Inc. (a privately held fabless semiconductor company focused on precision timing solutions).

Liam K. Griffin, age 45, joined the Company in August 2001 and has served as Executive Vice President and General Manager, High Performance Analog since May 2011. He also served as Senior Vice President, Sales and Marketing from August 2001 through May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).

Bruce J. Freyman, age 51, joined the Company in May 2005 and serves as Senior Vice President, Worldwide Operations. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.

Mark V.B. Tremallo, age 55, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider that filed a voluntary petition for reorganization under Chapter 11 of the U.S.B.C. on May 6, 2003). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.

George M. LeVan, age 66, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, Mr. LeVan held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo

Industries, Inc. and RCA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 30, 2011, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our common stock with respect to such fiscal year were timely made.

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

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal 2011 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.”

How has the Company taken into account the results of the Stockholder Vote on Executive Compensation at the 2011 Annual Meeting?

As we previously reported, at our 2011 Annual Meeting of Stockholders, approximately 95% of the votes cast at the 2011 Annual Meeting approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our Stockholders in connection with the 2011 Annual Meeting. We understood this to mean that Stockholders generally approved of our compensation policies and determinations in 2011. As a result, following review and consultation with Aon/Radford Consulting (“Aon/Radford”), which has been retained by the Compensation Committee to advise the Compensation Committee on executive compensation matters, and taking into consideration evolving best practices in executive compensation by public companies, we have not made any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.

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

Retention of Compensation Consultant

The Compensation Committee has engaged Aon/Radford to assist the Compensation Committee in determining the components and amount of executive compensation. The consultant reports directly to the Compensation Committee, through its chairperson, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations.

Role of Chief Executive Officer

The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of each of his direct reports, including the other Named Executive Officers. These recommendations include an assessment of each individual’s responsibilities, experience, individual performance and contribution to the Company’s performance, and also generally take into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.

Establishment of Comparator Group Data

In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2011, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 27 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data — for example, for a VP/General Manager position — the Comparator Group data reflected survey data regarding high-technology companies, which included a larger survey sample) and (ii) the public “peer” group data for 17 publicly-traded semiconductor companies with which the Company competes for executive talent:

*Analog Devices	*International Rectifier	*National Semiconductor
*Avago Technologies	*Intersil	*ON Semiconductor
*Broadcom	*Linear Technology	*RF Micro Devices
*Cree	*LSI Logic	*Silicon Laboratories
*Cypress Semiconductor	*Maxim Integrated Products	*TriQuint Semiconductor
*Fairchild Semiconductor	*Microchip Technology

Utilization of Comparator Group Data

The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards. In addition, in setting fiscal year 2011 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.

After reviewing the data and considering the input, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target and long-term stock-based compensation award for each Named Executive Officer. In establishing individual compensation, the Compensation Committee also considered the input of the Chief Executive Officer, as well as the individual experience and performance of each executive.

In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) the Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full board of directors on the Chief Executive Officer’s performance and (v) the considerable length of his 17-year service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation for 2011 were competitive for chief executive officers in the sector. The Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

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

Base Salary

Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by its consultant. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2011 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for the Named Executive Officers for fiscal year 2011 increased on average 3.4% from their base salaries in 2010.

Short-Term Incentives

Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2011, the Compensation Committee adopted the 2011 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance metrics established on a semi-annual basis. Short-term incentives are intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance metrics that are generally short-term (i.e., less than one year). In establishing the short-term incentive plan, the Compensation Committee first determined a competitive short-term incentive target for each Named Executive Officer based on the Comparator Group data, and then set threshold, target and maximum incentive payment levels. At the target payout level, Skyworks’ short-term incentive was designed to result in an incentive payout equal to the median of the Comparator Group, while a maximum incentive payout for exceeding the performance metrics would result in a payout above the median of the Comparator Group, and a threshold payout for meeting the minimal corporate performance metrics would result in a payout below the median. The following table shows the incentive payment levels the Named Executive Officers could earn in fiscal year 2011 (shown as a percentage of base salary), depending on the Company’s achievement of the performance metrics.

	Threshold	Target	Maximum
Chief Executive Officer	50%	100%	220%
Other Named Executive Officers	35%	70%	140%

When determining the final amount of the incentive payout, to the extent that actual performance falls between the threshold and the target metrics or between the target and maximum metrics, the actual incentive payout was determined based on a linear sliding scale.

For fiscal year 2011, in establishing the Incentive Plan, the Compensation Committee considered the fact that for the first half of fiscal 2011 our primary corporate goal was to increase revenue in excess of the market growth rate by gaining market share, while at the same time leveraging our fixed cost structure to generate higher earnings. As in fiscal year 2010, for fiscal year 2011, the Compensation Committee split the Incentive Plan into two six month performance periods, with the performance metrics focused on achieving revenue, non-GAAP gross margin and specified non-GAAP operating margin targets, in addition to cash, customer satisfaction and units shipped metrics. The weighting of the different metrics for the first half of fiscal year 2011 for each Named Executive Officer was as follows:

	Revenue	Non-GAAP Operating Margin %	Non-GAAP Gross Margin %	Customer Satisfaction Metric	Cash Metric	Units Shipped Metrics
President and Chief Executive Officer; Vice President and Chief Financial Officer	30%	30%	20%	10%	10%	N/A
Executive Vice President and General Manager, Front-End Solutions	30% (based on business unit)	40% (20% based on corporate and 20% based on business unit)	N/A	10%	N/A	20%
Executive Vice President and General Manager, High Performance Analog	40% (20% based on corporate and 20% based on business unit)	20% (based on business unit)	20%	N/A	N/A	20%
Senior Vice President, Worldwide Operations	30%	30%	20%	10%	10%	N/A

For the first half of fiscal 2011, each executive officer’s incentive award was consistent with the metrics set forth above, with the Company only making payments for the performance metrics established by the Compensation Committee that were achieved. Accordingly, the Chief Executive Officer (who was eligible to earn 50% of his annual base salary at target for the first half), and the Vice-President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Executive Vice President and General Manager, High Performance Analog, and Senior Vice President, Worldwide Operations (each of whom was eligible to earn 35% of his annual base salary at target for the first half) earned a first half incentive award equal to approximately 96%, 61%, 69%, 69% and 61% of his annual base salary, respectively. The Compensation Committee determined to pay, in lieu of cash, as permitted by the Incentive Plan, unrestricted common stock of the Company for the portion of each of the Named Executive Officer’s first half short-term incentive earned above the target level. Accordingly, the Chief Executive Officer, the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, Executive Vice President and General Manager, High Performance Analog, and the Senior Vice President, Worldwide Operations received approximately 48%, 43%, 49%, 50% and 43% of their respective first half incentive payments in the form of unrestricted common stock of the Company. In addition, in recognition of their contributions to the Company’s performance during the first half of fiscal 2011, the Compensation Committee approved payments to approximately 800 other non-executive employees pursuant to non-executive incentive plans, which plans have terms and conditions similar to the Incentive Plan. Consistent with the Incentive Plan (and the other employee incentive plans), actual payments for the first six month performance period were capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of the fiscal year since the Company sustained its financial performance throughout fiscal year 2011.

For the second half of fiscal year 2011, the Committee again established performance metrics based on achieving specified revenue, non-GAAP gross margin, and non-GAAP operating margin targets, as well as customer satisfaction and product design win metrics. The weighting of the different metrics for the second half of fiscal year 2011 for each Named Executive Officer was as follows:

	Revenue	Non-GAAP Operating Margin %	Non-GAAP Gross Margin %	Customer Satisfaction Metric	Design Win Metric
President and Chief Executive Officer; Vice President and Chief Financial Officer	30%	40%	N/A	10%	20%
Executive Vice President and General Manager, Front-End Solutions	20% (based on business unit)	40% (20% based on corporate and 20% based on business unit)	N/A	N/A	40%
Executive Vice President and General Manager, High Performance Analog	20% (based on business unit)	40% (20% based on corporate and 20% based on business unit)	N/A	10%	30%
Senior Vice President, Worldwide Operations	30%	N/A	40%	10%	20%

In determining the weightings among the Named Executive Officers, the Compensation Committee’s goal was to align the incentive compensation of each Named Executive Officer with the performance metrics such executive could most impact. For instance, the performance metrics for the Chief Executive Officer, Vice-President and Chief Financial Officer and Senior Vice President, Worldwide Operations were designed to focus such executives on improving the Company’s competitive position and achieving profitable growth overall. The performance metrics for the Executive Vice President and General Manager, Front-End Solutions and Executive Vice President and General Manager, High Performance Analog were designed to focus such executive on business unit performance (i.e., securing design wins for new products and expansion of the customer base).

In the second half of the year, each executive officer’s incentive award was consistent with the metrics set forth above, with the Company only making payments for the performance metrics established by the Compensation Committee that were achieved. Accordingly, the Chief Executive Officer (who was eligible to earn 50% of his annual base salary at target for the second half), and the Vice-President and Chief Financial Officer, Executive Vice President and General Manager, Front-End Solutions, Executive Vice President and General Manager, High Performance Analog, and Senior Vice President, Worldwide Operations (each of whom was eligible to earn 35% of his annual base salary at target for the second half) earned a second half incentive award equal to approximately 54%, 36%, 23%, 43% and 43% of his annual base salary, respectively. The Compensation Committee determined to pay, in lieu of cash, as permitted by the Incentive Plan, unrestricted common stock of the Company for the portion of each of the Named Executive Officer’s second half short-term incentive earned above the target level. Accordingly, the Chief Executive Officer, the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, Executive Vice President and General Manager, High Performance Analog, and the Senior Vice President, Worldwide Operations each received approximately 8%, 4%, 0%, 18% and 18% of their respective second half incentive payments in the form of unrestricted common stock of the Company. In addition, the 20% “holdback” of the first half incentive was paid out to each executive officer after the end of the fiscal year due to the Company’s sustained financial performance.

For the full fiscal year, the total payments under the Incentive Plan to the Chief Executive Officer (who was eligible to earn 100% of his annual base salary at target for the year), and the Vice-President and Chief Financial Officer, the Executive Vice President and General Manager, Front-End Solutions, the Executive Vice President and General Manager, High Performance Analog, and the Senior Vice President, Worldwide Operations (each of whom was eligible to earn 70% of his annual base salary at target for the year) earned approximately 150%, 98%, 92%, 112% and 104% of his annual base salary, respectively.

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

Long-Term Stock-Based Compensation

The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal year 2011, the Compensation Committee made awards to executive officers, including certain Named Executive Officers, on November 9, 2010, at a regularly scheduled Compensation Committee meeting. Stock options awarded to executive officers at the meeting had an exercise price equal to the closing price of the Company’s common stock on the meeting date.

In making stock-based compensation awards to certain executive officers for fiscal year 2011, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the outstanding number of shares that are typically used for employee compensation programs. The Compensation Committee then set the number of Skyworks shares of common stock that would be made available for executive officer awards at approximately the median of the Comparator Group based on the business need, internal and external circumstances and RiskMetrics/ISS guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers. The Compensation Committee then attributed a long-term equity-based compensation value to each executive officer. Forty percent (40%) of that value was converted to a number of stock options using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the value was converted to a number of performance share awards based on the fair market value of the common stock and an assumption that the Company would achieve the targeted level of performance required to earn the performance share award. The Compensation Committee’s rationale for awarding performance shares is to further align the executive’s interest with those of the Company’s stockholders by using equity-awards that will vest only if the Company achieves pre-established performance metrics.

Other Compensation and Benefits

We also provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical plans, dental plans, vision plans, life insurance plans and disability insurance plans to executive officers under the same terms as such benefits are offered to all other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as all other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any SERP or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2011, the Company offered executives the opportunity to participate in financial planning services through Ayco at a cost of $13,000 per executive paid by the Company. Other than Mr. Freyman, none of the Named Executive Officers elected to participate in the Company-paid program. Although Mr. Aldrich receives financial planning services from Ayco, he personally pays for such services.

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

Additionally, the Named Executive Officers would receive enhanced severance and other benefits if their employment terminated under certain circumstances in connection with a change in control of the Company. These benefits are described in detail under the “Potential Payments Upon Termination or Change of Control” section below. The Named Executive Officers are also entitled to receive a tax gross-up payment (with a $500,000 cap for Named Executive Officers other than the Chief Executive Officer) if they become subject to the 20% golden parachute excise tax imposed by Section 4999 of the IRC, as the Company believes that the executives should be able to receive their contractual rights to severance without being subject to punitive excise taxes. The Company further believes these enhanced severance benefits are appropriate because the occurrence, or potential occurrence, of a change in control transaction would likely create uncertainty regarding the continued employment of each Named Executive Officer, and these enhanced severance protections encourage the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the change in control process.

Lastly, each Named Executive Officer’s outstanding unvested stock options and restricted stock awards (if any) fully vest upon the occurrence of a change in control. In addition, each outstanding performance share award shall be deemed earned as to the greater of (a) the “target” level or (b) the number of shares that would have been deemed earned under the award as of the day prior to the change in control. The Company believes this accelerated vesting is appropriate given the importance of long-term equity awards in our executive compensation program and the uncertainty regarding the continued employment of Named Executive Officers that typically occurs in a change in control context. The Company’s view is that this vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company and encourages the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the process.

Compensation Tables for Named Executive Officers

Summary Compensation Table

The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2011, fiscal year 2010 and fiscal year 2009.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich	2011	$635,100	$2,856,000	$1,476,137	$955,830	$12,880	$5,935,947
President and	2010	$609,000	$1,508,750	$1,109,614	$1,106,510	$12,879	$4,346,753
Chief Executive Officer	2009	$598,077	$1,270,500	$964,921	$653,750	$12,879	$3,500,127
Donald W. Palette	2011	$357,800	$952,000	$492,046	$350,243	$11,318	$2,163,407
Vice President and	2010	$338,500	$506,940	$355,076	$368,874	$11,500	$1,580,890
Chief Financial Officer	2009	$327,692	$398,090	$289,476	$215,738	$11,471	$1,242,467
Gregory L. Waters	2011	$407,200	$952,000	$492,046	$375,179	$11,042	$2,237,467
Executive Vice President and	2010	$390,000	$506,940	$355,076	$382,434	$10,942	$1,645,392
General Manager, Front-End Solutions	2009	$378,846	$440,440	$321,640	$270,085	$10,025	$1,421,036
Liam K. Griffin	2011	$378,100	$952,000	$492,046	$425,650	$44,480	$2,292,276
Executive Vice President and General	2010	$357,500	$506,940	$355,076	$341,653	$28,108	$1,589,277
Manager, High Performance Analog	2009	$352,923	$440,440	$321,640	$295,148	$44,888	$1,455,039
Bruce J. Freyman	2011	$368,900	$952,000	$492,046	$385,148	$24,042	$2,222,136
Senior Vice President,	2010	$355,500	$470,730	$332,884	$371,307	$10,942	$1,541,363
Worldwide Operations	2009	$350,923	$398,090	$289,476	$240,680	$11,772	$1,290,941
____________

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of ASC 718-Compensation-Stock Compensation (“ASC 718”) of performance share awards, restricted stock and stock options awarded during the applicable fiscal year, with estimated forfeiture rates applied to restricted stock and stock option awards. For fiscal years 2009, 2010 and 2011, the maximum grant date fair values of the Stock Awards would be two times (2 x) the amount shown in the table. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company’s financial statements included in the Original Filing. The amount in the Stock Awards column for fiscal year 2009 excludes the incremental grant date fair market value of the 2009 Replacement Awards as follows: Mr. Aldrich ($775,200), Mr. Palette ($90,440), Mr. Waters ($103,360), Mr. Griffin ($258,400) and Mr. Freyman ($129,200). See footnote 6 of the “Outstanding Equity Awards at Fiscal Year End Table” below for detailed information regarding the 2009 Replacement Awards.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the Incentive Plan. For the first and second half of fiscal year 2011, as well as the second half of fiscal years 2009 and 2010, the portion of the Incentive Plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2009: $270,000; FY 2010: $497,500; FY 2011 $318,800), Mr. Palette (FY 2009: $89,100; FY 2010: $165,800; FY 2011 $98,900), Mr. Waters (FY 2009: $102,600; FY 2010: $148,400; FY 2011 $137,700), Mr. Griffin (FY 2009: $95,600; FY 2010: $127,200; FY 2011 $159,700) and Mr. Freyman (FY 2009: $95,000; FY 2010: $158,000; FY 2011 $126,100). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on November 10, 2009, May 11, 2010, November 9, 2010, May 11, 2011, and November 10, 2011, the respective dates that Incentive Plan payments were approved by the Compensation Committee.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) plan and the cost of group term life insurance premiums. Mr. Griffin’s amount includes subsidized mortgage and other relocation expenses of $34,548, $17,768 and $33,933 for fiscal years 2009, 2010 and 2011, respectively. Mr. Freyman’s amount includes financial planning services of $13,000.

Grants of Plan-Based Awards Table

The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2011, including incentive awards payable under our Fiscal Year 2011 Executive Incentive Plan.

								All Other	All Other
								Stock	Option	Exercise
								Awards:	Awards:	or Base	Grant
		Possible Payouts Under			Estimated Future Payouts			Number	Number of	Price of	Date Fair
		Non-Equity Incentive			Under Equity Incentive			of Shares	Securities	Option	Value of
		Plan Awards (1)			Plan Awards (2)			of Stock	Underlying	Awards	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(3)	(4)	Awards(5)
David J. Aldrich President and Chief Executive Officer	11/9/2010	$318,500	$637,000	$1,401,400	60,000	120,000	240,000	—	165,000	$23.80	$4,332,137
Donald W. Palette Vice President and Chief Financial Officer	11/9/2010	$125,650	$251,300	$502,600	20,000	40,000	80,000	—	55,000	$23.80	$1,444,046
Gregory L. Waters Executive Vice President and General Manager, Front-End Solutions	11/9/2010	$142,800	$285,600	$571,200	20,000	40,000	80,000	—	55,000	$23.80	$1,444,046
Liam K. Griffin Executive Vice President and General Manager, High Performance Analog	11/9/2010	$133,000	$266,000	$532,000	20,000	40,000	80,000	—	55,000	$23.80	$1,444,046
Bruce J. Freyman Senior Vice President, Worldwide Operations	11/9/2010	$129,500	$259,000	$518,000	20,000	40,000	80,000	—	55,000	$23.80	$1,444,046
____________

(1)
Actual performance between the Threshold and Target metrics are paid on a linear sliding scale beginning at the Threshold percentage and moving up to the Target percentage. The same linear scale applies for performance between Target and Maximum metrics. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the “Summary Compensation Table” above under “Non-Equity Incentive Plan Compensation.” For fiscal year 2011, the portion of the Incentive Plan payment attributable to Company performance above the Target level for both the first and second half of the fiscal year was paid to the Named Executive Officers in the form of unrestricted common stock of the Company.

(2)
Represents performance share awards made on November 9, 2010, under the Company’s 2005 Long-Term Incentive Plan (the “FY11 PSA”). The FY11 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award. The “performance” condition required that the Company achieve certain pre-established non-GAAP gross margin metrics (i.e., “minimum,” “target” and “maximum” non-GAAP gross margin levels), with the “minimum” number of shares equal to one-half (1/2) the “target” share level, and the “maximum” number of shares equal to two times (2x) the “target” share level. For purposes of the FY11 PSAs, the “non-GAAP gross margin” meant the Company’s non-GAAP gross margin for fiscal year 2011 as reported publicly by the Company following the fiscal year end. Actual Company performance between the “minimum” and the “maximum” performance metrics was to be determined based on a linear sliding scale. The “continued employment” condition of the FY11 PSAs provides that, to the extent that the non-GAAP gross margin performance metric is met for the fiscal year, then one-third (33%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, the next one-third (33%) of such shares would be issuable to the executive on the second anniversary of the grant date (the “Second Issuance Date”), and the final one-third (33%) of such shares would be issuable to the executive on the third anniversary of the grant date (the “Third Issuance Date”), provided that the executive continues employment with the Company through each such vesting date(s). In the event of termination by reason of death or permanent disability, the holder of an FY11 PSA (or his or her estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

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

(4)	Stock options awarded to executive officers had an exercise price equal to the closing price of the Company’s common stock on the grant date.

(5)	Amount reflects the grant date fair values of stock options and performance share awards granted on November 9, 2010, computed in accordance ASC 718.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2011.

	Option Awards					Stock Awards
			Equity						Equity
			Incentive			Number	Market	Equity	Incentive Plan
			Plan Awards:			of Shares	Value of	Incentive Plan	Awards:
	Number of	Number of	Number of			or Units	Shares or	Awards:	Market or
	Securities	Securities	Securities			of Stock	Units of	Number of	Payout Value
	Underlying	Underlying	Underlying			That	Stock	Unearned	of Unearned
	Unexercised	Unexercised	Unexercised	Option		Have	That	Shares, Units or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Other Rights That	Other Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Have Not Vested	Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)(1)	($)(2)
David J. Aldrich	50,000	0	0	$12.65	4/25/2012	0	$—	530,833	$9,533,761
President and Chief	135,000	0	0	$9.18	1/7/2014
Executive Officer	274,254	0	0	$8.93	11/10/2014
	70,000	0	0	$6.73	11/7/2013
	135,000	45,000(3)	0	$9.33	11/6/2014
	150,000	150,000(4)	0	$7.18	11/4/2015
	62,500	187,500(5)	0	$12.07	11/10/2016
	0	165,000(6)	0	$23.80	11/9/2017

Donald W. Palette	50,000	0	0	$7.50	8/20/2014	0	$—	142,967	$2,567,687
Vice President and	0	5,000(3)	0	$9.33	11/6/2014
Chief Financial Officer	0	45,000(4)	0	$7.18	11/4/2015
	20,000	60,000(5)	0	$12.07	11/10/2016
	0	55,000(6)	0	$23.80	11/9/2017

Gregory L. Waters	0	12,500(3)	0	$9.33	11/6/2014	0	$—	148,662	$2,669,970
Executive Vice President	0	50,000(4)	0	$7.18	11/4/2015
And General Manager,	0	60,000(5)	0	$12.07	11/10/2016
Front-End Solutions	0	55,000(6)	0	$23.80	11/9/2017

Liam K. Griffin	0	12,500(3)	0	$9.33	11/6/2014	0	$—	178,662	$3,208,770
Executive Vice President	0	50,000(4)	0	$7.18	11/4/2015
And General Manager,	0	60,000(5)	0	$12.07	11/10/2016
High Performance Analog	0	55,000(6)	0	$23.80	11/9/2017

Bruce J. Freyman	33,750	11,250(3)	0	$9.33	11/6/2014	0	$—	146,507	$2,631,266
Senior Vice President,	45,000	45,000(4)	0	$7.18	11/4/2015
Worldwide Operations	18,750	56,250(5)	0	$12.07	11/10/2016
	0	55,000(6)	0	$23.80	11/9/2017
____________

(1)
Reflects the FY11 PSAs (awarded on November 9, 2010, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above) at the “target” level, as well as two-thirds (66%) of the FY10 PSAs (awarded on November 10, 2009), one third (33%) of the FY09 PSAs (awarded on November 4, 2008), and fifty-percent (50%) of the 2009 Replacement PSAs (awarded June 10, 2009) at “actual” shares earned. Other than having a “non-GAAP operating margin” performance metric applicable for fiscal years 2009 and 2010 – instead of a “non-GAAP gross margin” performance metric for fiscal year 2011 -- the FY10 and FY09 PSAs have the same terms and conditions as the FY11 PSAs described in footnote 2 of the “Grants of Plan-Based Awards Table” above. With respect to the FY11 PSAs, the Company achieved 89.3% of the “maximum” level based on the Company's reported non-GAAP gross margin for fiscal year 2011 and, accordingly, on November 10, 2011, the Company issued one-third of each executive’s earned shares, and held back the other two-thirds of such earned shares for possible issuance on the Second and Third Issuance Dates provided the executive meets the continued employment condition. Regarding the FY10 PSAs, the Company achieved 100% of the “maximum” level based on the Company's reported non-GAAP operating margin for fiscal year 2010 and, accordingly, on November 10, 2010, and November 10, 2011, the Company issued one-third of each executive’s earned shares, and held back the final one-third of such earned shares for possible issuance on the Third Issuance Date provided the executive meets the continued employment condition. With respect to the FY09 PSAs, the Company achieved 95.8% of the “maximum” level based on the Company's reported non-GAAP operating margin for fiscal year 2009 and, accordingly, on November 4, 2009, November 4, 2010, and November 4, 2011, the Company issued one-third of each executive’s earned shares since the executives met the continued employment condition.

On June 4, 2009, each Named Executive Officer had the opportunity to forfeit an outstanding performance share award dated November 6, 2007, that such executive had previously been granted (the “2007 PSA”) and receive, in its place, the following equity awards:

(1) a restricted stock award (the “2009 Replacement RSA”) covering shares equal to the “Threshold/Nominal” tranche of shares of the Company’s common stock that could be earned under the executive’s 2007 PSA, which shares would vest on or about November 6, 2010, provided the Named Executive Officer continued his employment with the Company through such date, and

(2) an IRC Section 162(m) compliant performance share award (the “2009 Replacement PSA”, and together with the 2009 Replacement RSA, the “2009 Replacement Awards”) pursuant to which the executive would receive a number of shares of the Company’s common stock equal to the aggregate amount of the “target” and “maximum/stretch” tranches of shares of the Company’s common stock that could be earned under the 2007 PSA, if certain conditions are satisfied.

Each of the Named Executive Officers accepted the Company’s offer and agreed to have his 2007 PSA cancelled and replaced with the 2009 Replacement Awards. The maximum number of shares issued under the 2009 Replacement Awards for each Named Executive Officer on June 10, 2009, was equal to the maximum number of shares that would have been issuable to such executive under his cancelled 2007 PSA. The 2009 Replacement Awards consisted of (a) the 2009 Replacement RSAs that vested on November 6, 2010, as follows: Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin (50,000 shares) and Mr. Freyman (25,000 shares); and (b) the 2009 Replacement PSAs as follows (which represents the number of shares that could have been received under each such executive’s 2007 PSA if the “maximum/stretch” tranches of shares were earned): Mr. Aldrich (300,000 shares), Mr. Palette (35,000 shares), Mr. Waters (40,000 shares), Mr. Griffin (100,000 shares) and Mr. Freyman (50,000 shares). The 2009 Replacement PSAs had both “relative stock performance” and “continued employment” conditions that had to be met in order for the executive to receive any shares underlying the award. The “relative stock performance” condition provided that if the percentage change in the price of Skyworks’ common stock as compared to a “peer group” of companies during a specified “measuring period” exceeded the 60th percentile of such peer group, then the “target” price level change would have been met and 50% of the total shares covered by the PSA would be earned, subject to the continued employment condition. If the percentage change in the price of Skyworks’ common stock exceeded the 70th percentile of the peer group then the “maximum” price level change would have been met and 100% of the shares subject to the PSA would be earned, subject to the continued employment condition. The percentage change in the price of the common stock of the Company, as well as each member of the peer group, during the Measurement Period was determined by comparing (x) the average of such entity’s stock price for the ninety (90) day period beginning on November 6, 2007 to (y) the average of the entity’s stock price for the ninety (90) day period ending on November 6, 2010. For purposes of calculating the average price of the common stock of an entity during such ninety (90) day periods, only “trading days” (days on which the NASDAQ Global Select Market is open for trading) were used in such calculation, and trading volume on any such trading day was not factored into such calculation. For purposes of the 2009 Replacement PSAs, the “Measurement Period” was deemed to have started on November 6, 2007, and ended on November 6, 2010. The “continued employment” condition provided that, if the relative stock price performance condition is met for either the “target” or “maximum” level, then 50% of the total shares for which the relative stock price performance metric was met would be issuable to the executive on or about November 6, 2010, and the other 50% of such total shares would be issuable to the executive on or about November 6, 2011, provided that the executive is employed with Skyworks through such date(s). In the event of termination by reason of death or permanent disability after the measurement date of a 2009 Replacement PSA (but before shares are issued), the holder (or his or her estate) would receive the number of shares that would have been issuable thereunder based on the actual performance of the Company. In November 2010, the Company determined that the change in the price of the Company’s common stock had exceeded the 70th percentile of its peer group and as a result the “maximum” relative stock performance level had been met and therefore 100% of the shares subject to the PSA were eligible for issuance subject to the continued employment condition. On each of November 6, 2010, and November 6, 2011, the Company issued one-half of each executive’s earned shares since each executive met the continued employment condition.

(2)	Reflects a price of $17.96 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 30, 2011.

(3)	These options were granted on November 6, 2007, and vest at a rate of 25% per year until they became fully vested on November 6, 2011.

(4)	These options were granted on November 4, 2008, and vest at a rate of 25% annually through November 4, 2012.

(5)	These options were granted on November 10, 2009, and vest at a rate of 25% annually through November 10, 2013.

(6)	These options were granted on November 9, 2010, and vest at a rate of 25% annually through November 9, 2014.

Option Exercises and Stock Vested Table

The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2011.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)(1)	($)(2)
David J. Aldrich President and Chief Executive Officer	662,500	$12,531,378	480,833	$11,453,325
Donald W. Palette Vice President and Chief Financial Officer	27,500	$440,800	99,838	$2,345,679
Gregory L. Waters Executive Vice President and General Manager, Front-End Solutions	265,780	$4,038,145	101,782	$2,421,225
Liam K. Griffin Executive Vice President and General Manager, High Performance Analog	176,250	$1,563,225	161,782	$3,853,425
Bruce J. Freyman Senior Vice President, Worldwide Operations	150,000	$2,710,600	106,548	$2,535,739
____________

(1)
Reflects restricted stock that vested on November 6, 2010, for Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin (50,000 shares) and Mr. Freyman (25,000 shares). For Mr. Palette, the table also includes restricted stock that vested on August 20, 2011 (6,250 shares). In addition, the amount reflects one-third of the shares earned under the FY10 PSAs that were issued on November 10, 2010 to Mr. Aldrich (85,000 shares), Mr. Palette (28,560 shares), Mr. Waters (28,560 shares), Mr. Griffin (28,560 shares) and Mr. Freyman (26,520 shares), as well as one-third of the FY09 PSAs that were issued on November 4, 2010, to Mr. Aldrich (95,833 shares), Mr. Palette (30,028 shares), Mr. Waters (33,222 shares), Mr. Griffin (33,222 shares) and Mr. Freyman (30,028 shares). In addition, the amount reflects certain of the 2009 Replacement PSAs that were issued on November 6, 2010, to Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin (50,000 shares) and Mr. Freyman (25,000 shares).

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

The following table summarizes the aggregate earnings in the fiscal year 2011 for Mr. Aldrich under the Executive Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich, President and Chief Executive Officer	$—	$—	$(15,924)	$—	$684,557
____________

(1)	Balance as of September 30, 2011. This amount is comprised of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions.

Potential Payments Upon Termination or Change of Control

Chief Executive Officer

In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a payment equal to two and one-half (2 ½) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, Mr. Aldrich’s Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards (“PSAs”).

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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers under their change of control/severance agreements with the Company in the following circumstances as of September 30, 2011:

•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause or for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.

The following table does not reflect any equity awards made after September 30, 2011.

		Before	After
		Change in	Change in
		Control:	Control:
		Termination	Termination
		w/o Cause	w/o Cause
		or for	or for	Upon Change	Death/
		Good Reason	Good Reason	in Control	Disability
Name	Benefit	(1)	(1)	(1)	(1)
David J. Aldrich President and Chief Executive Officer(2)(5)	Salary and Short-Term Incentive(4)	$3,080,927	$3,851,159	$—	$—
	Accelerated Options	3,109,725	3,109,725	3,109,725	3,109,725
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	11,229,903	11,229,903	11,229,903	11,229,903
	Medical	—	21,401	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$17,420,555	$18,212,188	$14,339,628	$14,339,628
Donald W. Palette Vice President and Chief Financial Officer	Salary and Short-Term Incentive(4)	$669,418	$1,338,836	$—	$—
	Accelerated Options	—	881,650	881,650	881,650
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,133,068	3,133,068	3,133,068
	Medical	—	23,775	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$669,418	$5,377,329	$4,014,718	$4,014,718
Gregory L. Waters Executive Vice President and General Manager, Front-End Solutions	Salary and Short-Term Incentive(4)	$749,766	$1,499,532	$—	$—
	Accelerated Options	—	1,000,275	1,000,275	1,000,275
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,235,350	3,235,350	3,235,350
	Medical	—	23,775	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$749,766	$5,758,932	$4,235,625	$4,235,625

Liam K. Griffin Executive Vice President and General Manager, High Performance Analog	Salary and Short-Term Incentive(4)	$732,250	$1,464,500	$—	$—
	Accelerated Options	—	1,000,275	1,000,275	1,000,275
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,774,150	3,774,150	3,774,150
	Medical	—	21,401	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$732,250	$6,260,326	$4,774,425	$4,774,425
Bruce J. Freyman Senior Vice President, Worldwide Operations	Salary and Short-Term Incentive(4)	$701,278	$1,402,556	$—	$—
	Accelerated Options	—	913,500	913,500	913,500
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,196,647	3,196,647	3,196,647
	Medical	—	21,401	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$701,278	$5,534,104	$4,110,147	$4,110,147
____________

(1)
Reflects a price of $17.96 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 30, 2011. Excludes Mr. Aldrich’s contributions to deferred compensation plan as there have been no employer contributions.

(2)	“Good Reason” termination in change in control circumstances for Mr. Aldrich includes voluntarily terminating employment following such change in control.

(3)
Other than Mr. Aldrich, the Named Executive Officer’s excise tax gross-up is capped at $500,000. According to the table above, no Named Executive Officer would have received any gross-up in fiscal year 2011.

(4)
Assumes an Incentive Plan payment of the three (3) year average of the actual incentive payments made for fiscal years 2010, 2009 and 2008 since such average is greater than the three (3) year average at the “target” payout level. Amounts shown do not reflect the value of accrued vacation/paid time off to be paid upon termination as required by law.

(5)
In the event Mr. Aldrich voluntarily terminated his employment outside of a change of control as of September 30, 2011, he would have received $16,149,616, comprised of the following: cash ($3,080,927); accelerated options ($3,109,725); and accelerated performance share awards ($9,958,964).

Director Compensation

Cash Compensation

Directors who are not employees of the Company are paid, in quarterly installments, an annual retainer of $50,000. Prior to February 1, 2011, additional annual retainers were paid, in quarterly installments, to the Chairman of the Board ($17,500); the Chairman of the Audit Committee ($15,000); the Chairman of the Compensation Committee ($10,000); and the Chairman of the Nominating and Governance Committee ($5,000). Additional annual retainers were also paid, in quarterly installments, to directors who served on committees in roles other than as Chairman as follows: Audit Committee ($5,000); Compensation Committee ($3,000); and Nominating and Corporate Governance Committee ($2,000).

Beginning February 1, 2011, the additional annual retainers (paid in quarterly installments) were increased as follows: the Chairman of the Board ($30,000); the Chairman of the Audit Committee ($20,000); the Chairman of the Compensation Committee ($15,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000); non-chair member of Compensation Committee ($7,500); and non-chair member of Nominating and Corporate Governance Committee ($5,000). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director(s) for extraordinary service during a fiscal year.

Equity-Compensation

Prior to February 1, 2011, when first elected to serve as a non-employee director, such director automatically received a nonqualified stock option to purchase 25,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, and a restricted stock award for 12,500 shares of common stock. In addition, following each annual meeting of stockholders between March 27, 2008 and February 1, 2011, each non-employee director who continued in office received a restricted stock award for 12,500 shares. Beginning on February 1, 2011, newly appointed non-employee directors will receive an initial equity grant comprised of a combination of stock options and restricted stock having an aggregate Black-Scholes value targeted between the 50th and 75th percentile of the director equity compensation component of Skyworks Comparator Group, with the stock option having an exercise price equal to the fair market value of the common stock on the date of grant. In addition, following each annual meeting of stockholders, each non-employee director who is continuing in office or re-elected after February 1, 2011, will receive a restricted stock award for 6,000 shares. Unless otherwise determined by the Board of Directors, any nonqualified stock options awarded under the 2008 Director Long-Term Incentive Plan will vest in four (4) equal annual installments and any restricted stock awards under the 2008 Directors’ Plan will vest in three (3) equal annual installments. In the event of a change of control of the Company, the outstanding options and restricted stock under the 2008 Director Long-Term Incentive Plan shall become fully exercisable and deemed fully vested, respectively.

No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.

Director Compensation Table

The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
David J. McLachlan, Chairman	$89,875	$162,474	$—	$252,349
Timothy R. Furey	$68,000	$162,474	$—	$230,474
Kevin L. Beebe	$65,125	$162,474	$—	$227,599
David P. McGlade	$60,625	$162,474	$—	$223,099
Robert A. Schriesheim	$75,125	$162,474	$—	$237,599
Balakrishnan S. Iyer	$67,500	$162,474	$—	$229,974
Moiz M. Beguwala	$63,000	$162,474	$—	$225,474
Thomas C. Leonard	$50,000	$162,474	$—	$212,474
____________

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

(2)	The non-employee members of the Board of Directors who held such position on September 30, 2011, held the following aggregate number of unexercised options as of such date:

Name	Number of Securities Underlying Unexercised Options
David J. McLachlan, Chairman	45,000
Timothy R. Furey	75,000
Kevin L. Beebe	105,000
David P. McGlade	90,000
Robert A. Schriesheim	60,000
Balakrishnan S. Iyer	97,423
Moiz M. Beguwala	81,000
Thomas C. Leonard	3,750

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently comprises, and during fiscal year 2011 was comprised of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 13, 2012, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 13, 2012; (ii) the Named Executive Officers (as defined herein under the heading “Compensation Tables for Named Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 13, 2012, there were 188,000,179 shares of Skyworks common stock issued and outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 13, 2012, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares		Percent
Names and Addresses of Beneficial Owners(1)	Beneficially Owned (2)		of Class
Wellington Management Company, LLP.	22,555,277	(3)	12.00%
FMR LLC.	16,487,464	(4)	8.77%
Blackrock, Inc.	9,516,584	(5)	5.06%
Frontier Capital Management Co., LLC.	7,821,962	(6)	4.16%
The Vanguard Group, Inc.	6,705,180	(7)	3.57%
David J. Aldrich	1,589,494	(8)	(*)
Kevin L. Beebe	148,500		(*)
Moiz M. Beguwala	137,855		(*)
Bruce J. Freyman	287,469	(8)	(*)
Timothy R. Furey	118,500		(*)
Liam K. Griffin	200,020	(8)	(*)
Balakrishnan S. Iyer	147,005		(*)
Thomas C. Leonard	79,707		(*)
David P. McGlade	133,500		(*)
David J. McLachlan	91,100		(*)
Donald W. Palette	261,009	(8)	(*)
Robert A. Schriesheim	103,500		(*)
Gregory L. Waters	316,628	(8)	(*)
All current directors and executive officers as a group (15 persons)	3,855,733	(8)	2.03%
____________
*    Less than 1%

(1)
Unless otherwise indicated in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 13, 2012 (the “Current Options”), as follows: Mr. Aldrich — 1,100,504 shares under Current Options; Mr. Beebe — 105,000 shares under Current Options; Mr. Beguwala — 81,000 shares under Current Options; Mr. Freyman — 163,750 shares under Current Options; Mr. Furey — 75,000 shares under Current Options; Mr. Griffin — 71,250 shares under Current Options; Mr. Iyer — 97,423 shares under Current Options; Mr. Leonard — 3,750 shares under Current Options; Mr. McGlade — 90,000 shares under Current Options; Mr. McLachlan — 45,000 shares under Current Options; Mr. Palette — 131,250 shares under Current Options; Mr. Schriesheim — 60,000 shares under Current Options; Mr. Waters — 71,250 shares under Current Options; current directors and executive officers as a group (15 persons) — 2,157,427 shares under Current Options.

(3)
Consists of shares beneficially owned by Wellington Management Company, LLP, which has shared voting power as to 17,597,984 shares and shared dispositive power over 22,467,702 shares. With respect to the information relating to Wellington Management Company, LLP, the Company has relied on information supplied by Wellington Management Company, LLP on a Schedule 13G/A filed with the SEC on May 10, 2011. The address and principal business office of Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.

(4)
Consists of shares beneficially owned by FMR LLC, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as a result of its sole ownership of Fidelity Management & Research Company (“Fidelity Research”) and indirect ownership of Pyramis Global Advisors Trust Company (“PGATC”). Fidelity Research, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 16,172,015 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Research, and the funds each has sole power to dispose of the 16,172,015 shares owned by the funds. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC and an investment advisor registered under Section 203 of the Investment Advisory Act of 1940, is the beneficial owner of 205,620 shares. Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power and sole power to vote or to direct the voting of the 205,620 shares owned by institutional accounts or funds advised by PGALLC. PGATC, a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 102,240 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power over 102,240 shares and sole power to vote or to direct the voting of 102,240 shares owned by the institutional accounts managed by PGATC. Strategic Advisers, Inc., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 789 shares as a result of acting as an investment adviser to various individuals. FIL Limited, which is a qualified institution under section 240.13d-1(b)(1)(ii), is the beneficial owner of 6,800 shares as a result of providing investment advisor and management services to various institutional accounts managed by PGATC. Of the shares beneficially owned, FMR LLC (through its ownership Fidelity Research and PGATC) has sole voting power with respect to 319,049 shares and sole disposition power with respect to 16,487,464 shares. The address of Fidelity Research, Fidelity Trust and Strategic Advisers, Inc. is 82 Devonshire Street, Boston, MA 02109. The address of PGATC and PGALLC is 900 Salem Street, Smithfield, Rhode Island, 02917. The address of FIL Limited is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda. With respect to the information relating to the affiliated FMR LLC entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G/A filed with the SEC on May 10, 2011.

(5) Consists of shares beneficially owned by Blackrock, Inc., which has sole voting control and sole dispositive power as to all such shares. With respect to information relating to Blackrock, Inc., the Company has relied on information supplied by Blackrock, Inc. on a Schedule 13G filed with the SEC on February 8, 2011. The address and principal business office of Blackrock, Inc. is 40 East 52nd Street, New York, NY 10022.

(6)
Consists of shares beneficially owned by Frontier Capital Management Co., LLC, which has sole voting power as to 4,912,212 shares and sole dispositive power over all such shares. With respect to the information relating to Frontier Capital Management Co., LLC, the Company has relied on information supplied by Frontier Capital Management Co., LLC on a Schedule 13G/A filed with the SEC on February 15, 2011. The address and principal business office of the Frontier Capital Management Co., LLC is 99 Summer Street, Boston, MA 02110.

(7)
Consists of shares beneficially owned by The Vanguard Group, Inc., which has sole voting control as to 121,087 shares, sole dispositive power as to 6,584,093 shares, and shared dispositive power as to 121,087 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., which serves as investment manager of collective trust accounts, is also deemed to be the beneficial owner of 121,087 shares. With respect to the information relating to The Vanguard Group, Inc., the Company has relied on information supplied by The Vanguard Group, Inc. on a Schedule 13G/A filed with the SEC on February 10, 2011. The address and principal business office of the Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(8)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 13, 2012.

Equity Compensation Plan Information

The Company currently maintains eight (8) stock-based compensation plans under which our securities are authorized for issuance to our employees and/or directors:

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

The following table presents information about these plans as of September 30, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	8,618,983	(1)	$15.71	17,282,053	(3)
Equity compensation plans not approved by security holders	3,783,738	(2)	$8.31	—	(4)
Total	12,402,721		$13.45	17,282,053
____________

(1)	Excludes 831,827 unvested restricted shares and 3,841,105 unvested shares under performance shares awards.

(2)	Includes 97,801 options held by non-employees (excluding non-employee directors).

(3)	No further grants will be made under the 1994 Non-Qualified Stock Option Plan, the 1996 Long-Term Incentive Plan or the Directors’ 2001 Stock Option Plan.

(4)	No further grants will be made under the Washington Sub Inc. 2002 Stock Option Plan or the 1999 Employee Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 3, 2009, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2011 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2011. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2011	% of Total	Fiscal Year 2010	% of Total
Audit Fees (1)	$1,534,600	89%	$1,352,000	97%
Audit-Related Fees (2)	83,000	5%	—	—%
Tax Fees (3)	77,500	4%	37,000	3%
All Other Fees (4)	27,000	2%	2,000	—%
Total Fees	$1,722,100	100%	$1,391,000	100%
____________

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal year 2011. Fiscal year 2011 and 2010 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)
Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” Audit-related fees reported in fiscal year 2011 relate to the review of registration statements auditor consents to incorporate by reference prior year financial statement opinions in Form S-4 and Form S-8 fillings.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the review of our U.S. tax returns, accounted for $47,000 and $37,000 of the total tax fees for fiscal year 2011 and 2010, respectively. Fiscal year 2011 tax fees also include approximately $30,000 of fees for tax advice and planning services related to acquisition activity during the year.

(4)
All other fees for fiscal year 2011 include fees for limited due diligence support provided in connection with a potential acquisition in addition to fees incurred for licenses to accounting research software in 2011 and 2010.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2011 and fiscal 2010.

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

Date: January 30, 2012

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
		10-Q/A	001-05560	10.E	11/17/2011
2.B	Agreement and Plan of Merger dated May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	S-4/A	333-174953	Annex A	8/9/2011
3.A	Restated Certificate of Incorporation	10-Q	001-05560	3.A	8/9/2011
3.B	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.B	8/9/2011
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.B	Indenture dated as of March 2, 2007 between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-05560	4.1	3/5/2007
10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.B*	Skyworks Solutions, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-05560	10.C	12/14/2005
10.C*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 1, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.D*	Skyworks Solutions, Inc. 1997 Non-Qualified Stock Option Plan for Non-Employee Directors	10-K	001-05560	10.E	12/14/2005
10.E*	Skyworks Solutions, Inc. 1996 Long-Term Incentive Plan	10-K	001-05560	10.F	12/13/2006
10.F*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.G*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002
10.H*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.H	5/7/2008
10.I*	Skyworks Solutions Inc. 2002 Qualified Employee Stock Purchase Plan (as amended 1/31/2006)	10-Q	001-05560	10.L	2/7/2007
10.J	Credit and Security Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and Wells Fargo Bank, N.A	10-Q	001-05560	10.A	8/11/2003
10.K	Servicing Agreement, dated as of July 15, 2003, by and between the Company and Skyworks USA, Inc.	10-Q	001-05560	10.B	8/11/2003

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.L	Receivables Purchase Agreement, dated as of July 15, 2003, by and between Skyworks USA, Inc. and the Company	10-Q	001-05560	10.C	8/11/2003
10.M*	Skyworks Solutions, Inc. 2005 Long-Term Incentive Plan (as amended and restated 5/12/2009)	DEF 14A	001-05560	APPENDIX	3/30/2009
10.N*	Skyworks Solutions, Inc. Directors' 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.O*	Form of Notice of Grant of Stock Option under the Company's 2001 Directors' Plan	8-K	001-05560	10.3	5/4/2005
10.P*	Form of Notice of Stock Option Agreement under the Company's 2005 Long-Term Incentive Plan	10-Q	001-05560	10.A	5/11/2005
10.Q*	Form of Notice of Restricted Stock Agreement under the Company's 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	5/11/2005
10.R*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-05560	10.W	5/7/2008
10.S*	Amendment dated November 23,2010 to Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.T*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-05560	10.X	5/7/2008
10.U*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-05560	10.AA	5/7/2008
10.V*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-05560	10.BB	5/7/2008
10.W*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.X*	Form of Restricted Stock Agreement under the Company's 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	11/15/2005
10.Y*	Skyworks Solutions Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.HH	8/8/2007
10.Z	Registration Rights Agreement dated March 2, 2007 between the Registrant and Credit Suisse Securities (USA) LLC	8-K	001-05560	10.HH	3/5/2007
10.AA*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-05560	10.II	5/7/2008
10.BB*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-05560	10.JJ	2/6/2008
10.CC*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.DD*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Stan Swearingen	10-Q	001-05560	10.LL	5/7/2008
10.EE*	2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.MM	5/7/2008
10.FF*	Form of Restricted Stock Agreement under the Company's 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.GG*	Form of Nonstatutory Stock Option Agreement under the Company's 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.HH*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.PP	5/7/2008
10.II*	Fiscal 2010 Executive Incentive Compensation Plan	10-Q	001-05560	10.II	2/9/2010
10.JJ*	Form of Executive Performance Award Forfeiture and Replacement Agreement Dated June 4, 2009.	10-Q	001-05560	10.QQ	8/11/2009
10.KK	2011 Executive Incentive Plan	10-Q	001-05560	10.II	2/8/2011
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
		10-Q	001-05560	10.MM	2/8/2011
10.MM*	Amended and Restated 2005 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.A	8/9/2011
10.NN*	Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	8/9/2011
10.OO*	2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.C	8/9/2011
10.PP*	Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.D	8/9/2011
12	Computation of Ratio of Earnings to Fixed Charges	10-K	001-05560	12	11/28/2011
21	Subsidiaries of the Company	10-K	001-05560	21	11/28/2011
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/28/2011
31.1	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/28/2011
31.2	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/28/2011

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
31.3	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/28/2011
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/28/2011

* Indicates a management contract or compensatory plan or arrangement.