Form 10-Q
period 2011-12-30
SKYWORKS SOLUTIONS, INC.
filed 2012-02-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2011
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2012
Common Stock, par value $.25 per share	188,415,515

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three months Ended
	December 30, 2011	December 31, 2010
Net revenue	$393,740	$335,120
Cost of goods sold	221,890	186,582
Gross profit	171,850	148,538
Operating expenses:
Research and development	46,941	38,543
Selling, general and administrative	35,702	30,606
Acquisition related expense	7,207	445
Amortization of intangibles	6,312	1,602
Restructuring and other charges	720	—
Total operating expenses	96,882	71,196
Operating income	74,968	77,342
Interest expense	(481)	(537)
Gain on early retirement of convertible debt	76	—
Other income (loss), net	99	(69)
Income before income taxes	74,662	76,736
Provision for income taxes	17,536	15,868
Net income	$57,126	$60,868
Earnings per share:
Basic	$0.31	$0.34
Diluted	$0.30	$0.32
Weighted average shares:
Basic	183,956	180,706
Diluted	189,682	188,541

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	December 30, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$445,636	$410,087
Restricted cash	862	712
Receivables, net of allowance for doubtful accounts of $1,809 and $785, respectively	199,010	177,940
Inventory	177,520	198,183
Other current assets	33,314	29,412
Total current assets	856,342	816,334
Property, plant and equipment, net	240,401	251,365
Goodwill	664,021	663,041
Intangible assets, net	80,202	86,808
Deferred tax assets, net	60,608	60,863
Other assets	13,059	11,978
Total assets	$1,914,633	$1,890,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$17,123	$26,089
Accounts payable	96,030	115,290
Accrued compensation and benefits	28,121	35,684
Other current liabilities	71,228	70,033
Total current liabilities	212,502	247,096
Other long-term liabilities	38,466	34,198
Total liabilities	250,968	281,294
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 198,444 shares issued and 187,917 shares outstanding at December 30, 2011, and 195,407 shares issued and 186,386 shares outstanding at September 30, 2011	46,979	46,597
Additional paid-in capital	1,820,780	1,795,958
Treasury stock, at cost	(158,614)	(130,854)
Accumulated deficit	(44,149)	(101,275)
Accumulated other comprehensive loss	(1,331)	(1,331)
Total stockholders’ equity	1,663,665	1,609,095
Total liabilities and stockholders’ equity	$1,914,633	$1,890,389

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$57,126	$60,868
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	15,750	13,281
Depreciation	17,274	13,589
Amortization of intangible assets	6,312	1,602
Amortization of discount and deferred financing costs on convertible debt	373	350
Contribution of common shares to savings and retirement plans	1,011	1,471
Non-cash restructuring expense	720	—
Deferred income taxes	324	12,790
Excess tax benefit from share-based payments	(5,326)	(7,035)
Loss on disposal of assets	115	—
Provision for recoveries on accounts receivable	(45)	(68)
Changes in assets and liabilities net of acquired balances:
Receivables	(22,006)	(25,605)
Inventories	20,278	(16,995)
Other current and long-term assets	(5,269)	3,368
Accounts payable	(19,260)	8,568
Other current and long-term liabilities	9,855	(1,362)
Net cash provided by operating activities	77,232	64,822
Cash flows from investing activities:
Capital expenditures	(6,424)	(33,039)
Payments for acquisitions, net of cash acquired	—	(3,931)
Net cash used in investing activities	(6,424)	(36,970)
Cash flows from financing activities:
Retirement of 2007 Convertible Notes	(9,316)	—
Reacquisition of equity component of 2007 Convertible Notes	(5,610)	—
Payments to retire short term line of credit	—	(50,000)
Excess tax benefit from share-based payments	5,326	7,035
Change in restricted cash	(150)	5,466
Repurchase of common stock - payroll tax withholdings on equity awards	(15,355)	(18,434)
Repurchase of common stock - share repurchase program	(12,405)	(18,214)
Net proceeds from exercise of stock options	2,251	43,092
Net cash used in financing activities	(35,259)	(31,055)
Net increase (decrease) in cash and cash equivalents	35,549	(3,203)
Cash and cash equivalents at beginning of period	410,087	453,257
Cash and cash equivalents at end of period	$445,636	$450,054
Supplemental cash flow disclosures:
Income taxes paid	$445	$288
Interest paid	$53	$58

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2010 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012.

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, bad debts, contingent consideration associated with business combinations, and overall fair value assessments of assets and liabilities. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management's estimates could differ significantly from actual results.

The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements.

The Company's fiscal year ends each year on the Friday closest to September 30. Fiscal 2012 consists of 52 weeks and ends on September 28, 2012. Fiscal 2011 consisted of 52 weeks and ended on September 30, 2011. The first quarters of fiscal 2012 and fiscal 2011 each consisted of 13 weeks and ended on December 30, 2011 and December 31, 2010, respectively.

2.     BUSINESS COMBINATIONS

On January 10, 2012, the Company acquired all of the outstanding shares of Advanced Analogic Technologies, Incorporated ("AATI") for a total purchase price of approximately $200.0 million in cash, net of cash acquired. AATI is an analog semiconductor company focused on enabling energy-efficient devices for consumer electronics, computing and communications markets. This acquisition expands Skyworks’ portfolio with highly complementary analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers. Due to the timing of the acquisition and its proximity to the filing date of this Quarterly Report on Form 10-Q, the Company has omitted the majority of the disclosures required under ASC 805 - Business Combinations ("ASC 805") as the initial accounting is incomplete.

3.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities ("ASC 320"), and classifies them as “available for sale.” At December 30, 2011, these securities included $3.2 million par value in auction rate securities ("ARS"), with a carrying value of $2.3 million. The difference between the par value and the carrying value is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the ARS. The Company closely monitors and evaluates the appropriate accounting treatment in each reporting period for the ARS.

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

The Company has cash equivalents classified as Level 1 and has no Level 2 securities. The Company's ARS, discussed in Note 3, Marketable Securities, are classified as Level 3 assets. There have been no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended December 30, 2011. There have been no purchases, sales, issuances or settlements of the marketable securities classified as Level 3 assets during the three months ended December 30, 2011. The Company has classified its contingent consideration recorded for business combinations as a Level 3 liability. The Company reassessed the fair value of the contingent consideration and determined that there was no change during the three months ended December 30, 2011.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain financial assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations.

As of December 30, 2011, the financial assets and liabilities measured on a recurring basis at fair value consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$343,414	$343,414	$—	$—
Auction rate securities	2,288	—	—	2,288
Total	$345,702	$343,414	$—	$2,288
Liabilities
Contingent consideration liability recorded for business combinations	$59,400	$—	$—	$59,400

Non-Financial Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value at the date of acquisition and subsequently re-measured if there is an indicator of impairment. There were no indicators of impairment identified during the three months ended December 30, 2011.

5.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	December 30, 2011	September 30, 2011
Raw materials	$22,255	$18,565
Work-in-process	90,333	92,601
Finished goods	55,160	73,633
Finished goods held on consignment by customers	9,772	13,384
Total inventories	$177,520	$198,183

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	As of
	December 30, 2011	September 30, 2011
Land and improvements	$11,572	$11,024
Buildings and improvements	55,599	53,397
Furniture and fixtures	26,930	26,325
Machinery and equipment	576,348	568,563
Construction in progress	6,465	13,929
Total property, plant and equipment, gross	676,914	673,238
Accumulated depreciation	(436,513)	(421,873)
Total property, plant and equipment, net	$240,401	$251,365

7.     GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of September 30, 2011	$663,041
Goodwill impairment	—
Goodwill recognized through business combinations	—
Goodwill adjustments	980
Goodwill as of December 30, 2011	$664,021

The Company recorded a measurement period adjustment to goodwill as the result of additional information becoming known which related to the fiscal 2011 acquisition of SiGe Semiconductor, Inc. ("SiGe").

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended December 30, 2011.

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	December 30, 2011			September 30, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	1.6	$20,660	$(14,672)	$5,988	$20,660	$(13,751)	$6,909
Customer relationships	3.7	57,510	(24,698)	32,812	57,510	(21,828)	35,682
Patents and other	4.2	53,416	(15,883)	37,533	53,896	(13,548)	40,348
Trademarks	Indefinite	3,869	—	3,869	3,869	—	3,869
Total intangible assets		$135,455	$(55,253)	$80,202	$135,935	$(49,127)	$86,808

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	Remaining 2012	2013	2014	2015	2016
Amortization expense	$19,278	$19,525	$15,211	$13,172	$9,147

8.     BORROWING ARRANGEMENTS

LONG-TERM DEBT

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes ("2007 Convertible Notes"). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the "1.25% Notes") which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the "1.50% Notes"). During the three months ended December 30, 2011, the Company redeemed and retired $9.4 million of aggregate principal amount of the 1.50% Notes, paying a cash premium of $5.6 million which was accounted for as a reacquisition of equity instruments in accordance with ASC 470-20 - Debt, Debt with Conversions and Other Options ("ASC 470-20"). As of December 30, 2011, the remaining aggregate principal amount of the 1.50% Notes was $17.3 million, which the Company redeemed and retired subsequent to the Balance Sheet date for total cash paid of $32.8 million (including premium).

On October 3, 2009, the Company adopted ASC 470-20 which requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instrument and requires retrospective application to all periods presented in the financial statements to which it is applicable. ASC 470-20 applies to the Company's 2007 Convertible Notes. Using a non-convertible borrowing rate of 6.86%, the Company estimated the fair value of the liability component of the $100.0 million aggregate principal amount of the 1.50% Notes to be $77.3 million as of October 3, 2009. As of the issuance date, the difference between the fair value of the liability component of the 1.50% Notes and the corresponding aggregate principal amount of such notes, which is equal to the fair value of the equity component of the 1.50% Notes, $22.7 million, was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The remaining unamortized discount of the liability component of the 1.50% Notes was written off in January 2012 to correspond with the retirement of the remaining outstanding aggregate principal amount of the 1.50% Notes.

The following tables provide additional information about the Company's 2007 Convertible Notes (in thousands):

	As of
	December 30, 2011	September 30, 2011
Equity component of the convertible notes outstanding	$3,926	$6,061
Principal amount of the convertible notes	17,277	26,677
Unamortized discount of the liability component	154	588
Net carrying amount of the liability component	17,123	26,089

	Three-months Ended
	December 30, 2011	December 31, 2010
Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$97	$100
Effective interest expense recognized	$351	$328

The number of shares underlying the remaining 1.50% Notes was approximately 1.8 million at December 30, 2011.

9. INCOME TAXES

The Company recorded income tax provisions of $17.5 million and $15.9 million for the three months ended December 30, 2011 and December 31, 2010, respectively. The provision for income taxes for the three months ended December 30, 2011 consisted of $15.5 million and $2.0 million of United States and foreign income taxes, respectively, as compared to $15.2 million and $0.7 million for United States and foreign income taxes, respectively, for the three months ended December 31, 2010.

For the three months ended December 30, 2011 and December 31, 2010, the difference between the Company's effective tax rate and the 35% U.S. federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions. In December 2010, the United States Congress enacted legislation to retroactively extend the federal research and development tax credit. As a result, the Company recognized $4.4 million of federal research and development tax credits in the three months ended December 31, 2010, which were earned in the fiscal year ended October 1, 2010.
On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance with meeting certain employment and investment thresholds in Singapore.
In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company's historic and current year income tax benefits will not be realized. Accordingly, as of December 30, 2011, the Company has maintained a valuation allowance of $39.4 million. This valuation allowance is comprised of $26.1 million related to U.S. state tax credits and $13.3 million related to the Company's foreign deferred tax assets of which $11.6 million were acquired from SiGe in fiscal 2011.
Realization of benefits from the Company's deferred tax assets, net of valuation allowance, is dependent upon generating United States source taxable income in the future. The existing valuation allowance could be reversed in the future to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740 - Income Taxes ("ASC 740").
The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause the Company's effective income tax rate to vary in future periods. The Company will need to generate $231.1 million of United States federal taxable income in future years to utilize all of the Company's net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance, as of December 30, 2011.
During the three months ended December 30, 2011, the Company increased its gross unrecognized tax benefits by $3.9 million to $36.0 million. Of the total unrecognized tax benefits at December 30, 2011, $23.9 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company's valuation allowance and certain positions which were required to be deferred. There are no positions that the Company anticipates could change within the next twelve months. The Company incurred $0.1 million of interest related to unrecognized tax benefits during the three months ended December 30, 2011. The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

10.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability, safety and health, employment and contractual matters.

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company's financial condition, or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business.

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. The complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI's stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney's fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with the Company relating to voting commitments and inclusion in the merger agreement of non-solicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic's impact on the proposed merger process, (ii) the AATI board of directors' evaluation of the Company and its offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney's fees and costs of the lawsuit.

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

The Company believes that there is no other pending litigation involving the Company that will have, individually or in the aggregate, a material adverse effect on the business.

Guarantees and Indemnifications
The Company has made no contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the Company's activities at the facility or out of the lease.

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

11.     COMMON STOCK REPURCHASE

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. During the three months ended December 30, 2011, the Company paid approximately $12.4 million (including commissions) in connection with the repurchase of 750,000 shares of its common stock (paying an average price of $16.54 per share). As of December 30, 2011, $117.6 million remained available under the existing share repurchase authorization.

12.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Three-months Ended
	December 30, 2011	December 31, 2010
Net income	$57,126	$60,868

Weighted average shares outstanding – basic	183,956	180,706
Effect of dilutive equity based awards	4,476	6,122
Dilutive effect of convertible debt	1,250	1,713
Weighted average shares outstanding – diluted	189,682	188,541

Net income per share – basic	$0.31	$0.34
Net income per share - diluted	$0.30	$0.32

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.

Equity based awards exercisable for approximately 5.6 million shares and 1.7 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 30, 2011 and December 31, 2010, respectively, as their effect would have been anti-dilutive.

13.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting ("ASC 280"), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management's use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company's business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. The Company continues to consider itself to have one reportable operating segment at December 30, 2011. The Company will re-assess its conclusions at least annually.

14.     RESTRUCTURING AND OTHER CHARGES

During the three months ended December 30, 2011, the Company recorded restructuring charges of $0.7 million associated with the acquisition and restructuring of SiGe. In addition, the Company made cash payments related to the restructuring plans of approximately $0.9 million during the three months ended December 30, 2011.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility Closings	License and Software Write-offs and Other	Workforce Reductions	Total
Restructuring balance, September 30, 2011	819	707	502	2,028
Charged to costs and expenses	—	—	720	720
Cash payments	(48)	(123)	(752)	(923)
Restructuring balance, December 30, 2011	$771	$584	$470	$1,825

Payments associated with the 2009 restructuring are expected to be completed in 2015. Payments related to the reorganization of SiGe are anticipated to be completed in 2012.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Current Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2010 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 30, 2011 AND DECEMBER 31, 2010.

The following table sets forth the results of our operations expressed as a percentage of net revenue for the three months ended December 30, 2011 and December 31, 2010:

	Three-months Ended
	December 30, 2011	December 31, 2010
Net revenue	100.0%	100.0%
Cost of goods sold	56.4	55.7
Gross profit	43.6	44.3
Operating expenses:
Research and development	11.9	11.5
Selling, general and administrative	9.1	9.2
Acquisition related expense	1.8	0.1
Amortization of intangibles	1.6	0.4
Restructuring and other charges	0.2	—
Total operating expenses	24.6	21.2
Operating income	19.0	23.1
Interest expense	(0.1)	(0.2)
Gain on early retirement of convertible debt	—	—
Other income (loss), net	—	—
Income before income taxes	18.9	22.9
Provision for income taxes	4.5	4.7
Net income	14.4%	18.2%

GENERAL

During the three months ended December 30, 2011, certain key factors contributed to our overall results of operations, financial position and cash flows. More specifically:

•
Revenue increased by 17.5% to $393.7 million when compared to the corresponding period in the prior fiscal year. This increase in revenue is driven by our strategic diversification of products through key acquisitions made during fiscal 2011 in addition to growth in our core business.

•	We generated $77.2 million in cash from operations during the fiscal quarter resulting in an ending cash, cash equivalents and restricted cash balance of $446.5 million at December 30, 2011.

•
We redeemed and retired $9.4 million aggregate principal amount of our convertible debt during the three months ended December 30, 2011. Subsequent to quarter end, we retired the remaining outstanding balance of our convertible debt. In addition, we repurchased 750,000 shares of our common stock during the quarter for approximately $12.4 million.

In addition, in January 2012, we acquired Advanced Analog Technologies Incorporated ("AATI") for a total purchase price of approximately $200.0 million in cash, net of cash acquired. This Quarterly Report on Form 10-Q does not reflect the results of the acquisition of AATI.

NET REVENUE

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Net revenue	$393,740	17.5%	$335,120

We market and sell our products directly to original equipment manufacturers of communication electronic products, third-party original design manufacturers, contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.

We generated net revenue of $393.7 million for the three months ended December 30, 2011, as compared to $335.1 million for the corresponding period in fiscal 2011, an increase of 17.5%. The increase in revenue was primarily driven by the contributions from the acquisitions made during the prior fiscal year and growth in our core business.

GROSS PROFIT

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Gross profit	$171,850	15.7%	$148,538
% of net revenue	43.6%		44.3%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing.

Gross profit increased by $23.3 million for the three months ended December 30, 2011 as compared to the corresponding period in fiscal 2011. This increase was the result of the aforementioned increase in net revenue as quarter over quarter margin decreased slightly. Gross profit margin decreased to 43.6% for the three months ended December 30, 2011. The slight decrease in gross profit margin was due to increased share-based compensation and a shift in product mix offset by higher factory utilization. During the first quarter of fiscal 2012, we continued to benefit from higher contribution margins associated with the licensing and/ or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Research and development	$46,941	21.8%	$38,543
% of net revenue	11.9%		11.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks and engineering prototypes and design and test tool costs.

The 21.8% increase in research and development expenses for the three months ended December 30, 2011 when compared to the corresponding period in fiscal year 2011 is principally attributable to higher head count and related compensation expense associated with prior year acquisitions and increased internal design activity in support of product development for our target markets.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Selling, general and administrative	$35,702	16.7%	$30,606
% of net revenue	9.1%		9.1%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.

The increase in selling, general and administrative expenses for the three months ended December 30, 2011 as compared to corresponding period in fiscal 2011 is principally due to an increase in head count and related compensation expense.

ACQUISITION RELATED EXPENSE

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Acquisition related expense	$7,207	1,519.6%	$445
% of net revenue	1.8%		0.1%

Acquisition related expenses include costs associated with business combinations and include third party services related to legal, tax and accounting procured in connection to acquisitions completed or contemplated during the period.

The increase in acquisition related expenses for the three months ended December 30, 2011 as compared to the corresponding period in fiscal 2011 is principally related to the acquisition and arbitration expenses associated with acquiring AATI.

AMORTIZATION OF INTANGIBLES

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Amortization of intangibles	$6,312	294.0%	$1,602
% of net revenue	1.6%		0.4%

The increase in amortization expense for the three months ended December 30, 2011 is related to the intangible assets recognized during the prior fiscal year.

PROVISION FOR INCOME TAXES

	Three-months Ended
	December 30, 2011	Change	December 31, 2010
(dollars in thousands)
Provision for income taxes	$17,536	10.5%	$15,868
% of net revenue	4.5%		4.7%

The provision for income taxes was $17.5 million ($15.5 million and $2.0 million for United States and foreign income taxes, respectively) and $15.9 million ($15.2 million and $0.7 million for United States and foreign income taxes, respectively) for the three months ended December 30, 2011 and December 31, 2010, respectively. The effective tax rate for the three months ended December 30, 2011 was 23.5% as compared to 20.7% for the corresponding period in fiscal 2011. As a result of the enactment of the Tax Relief Act of 2010, the tax rate of 20.7% for the three months ended December 31, 2010 included $4.4 million of federal research and development tax credits earned in fiscal 2010. Without the retroactive reinstatement of this tax credit, our effective tax rate would have been 26.5%.

The difference between our year to date effective tax rate of 23.5% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Three-months Ended
(dollars in thousands)	December 30, 2011		December 31, 2010
Cash and cash equivalents at beginning of period (1)	$410,087		$453,257
Net cash provided by operating activities	77,232		64,822
Net cash used in investing activities	(6,424)		(36,970)
Net cash used in financing activities	(35,259)		(31,055)
Cash and cash equivalents at end of period (1)	$445,636	(2)	$450,054
_________________________

(1)	Excludes restricted cash balances

(2)	Does not reflect the acquisition of AATI in January 2012.

Cash Flow from Operating Activities:
Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 30, 2011, we generated $77.2 million in cash flow from operations, an increase of $12.4 million when compared to $64.8 million generated during the three months ended December 31, 2010. The increased cash from operations was primarily due to an increase in non-cash expenses such as amortization of intangibles and depreciation offset by the decrease in deferred taxes and the change in net working capital.

Cash Flow from Investing Activities:
Cash used in investing activities consists of cash paid for acquisitions, net of cash acquired, and capital expenditures. We had net cash outflows of $6.4 million during the three months ended December 30, 2011, compared to $37.0 million during the three months ended December 31, 2010. This decrease is primarily due to lower capital expenditure activity during the three months ended December 30, 2011.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During the three months ended December 30, 2011, we had net cash outflows of $35.3 million, compared to $31.1 million during the prior fiscal period. During the three months ended December 30, 2011, we had the following significant uses of cash:

•	$15.4 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards;

•	$12.4 million related to our repurchase of approximately 750,000 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010;

•	$14.9 million for the redemption and retirement of $9.4 million aggregate principal amount of our convertible notes.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $2.3 million and a tax benefit from stock option exercises of $5.3 million during the three months ended December 30, 2011.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash) increased $35.5 million to $445.6 million at December 30, 2011 from $410.1 million at September 30, 2011. Our net cash position, including our debt, increased by $44.5 million to $428.5 million at December 30, 2011 from $384.0 million at September 30, 2011. Subsequent to December 30, 2011, we retired the remaining aggregate principal amount of our convertible debt. In January 2012 we acquired 100% of AATI for approximately $200.0 million in cash, net of cash received. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, debt obligations including the cash premium, contingent consideration for our completed acquisitions, future acquisitions, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these expenses will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2010 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, have not materially changed since we filed that report. Our borrowing arrangements are more fully described in Note 8 of the Notes to Consolidated Financial Statements contained in Part 1, Item 1 in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of December 30, 2011 consisted of the following (in thousands):

Cash and cash equivalents (time deposits and money market funds)	$445,636
Restricted cash (time deposits and certificates of deposit)	862
Available for sale securities (auction rate securities)	2,288
$448,786

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

We are subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Securities that are available for sale carry a longer maturity period (contractual maturities exceed ten years).

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

On June 6, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202403) (the “Bushansky action”) naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. The complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of the merger consideration to AATI's stockholders, (b) taking steps to avoid competitive bidding, and (c) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The complaint seeks to enjoin consummation of the merger or, if the merger is completed, to recover damages caused by the alleged breaches of fiduciary duties. The complaint also seeks recovery of attorney's fees and costs of the lawsuit.

On June 7, 2011, a putative stockholder class action lawsuit was filed in California Superior Court in Santa Clara County (Case No. 111CV202501) (the “Venette action”) naming AATI, the members of AATI's board of directors, the Company and Merger Sub as defendants. Plaintiffs filed an amended complaint on July 14, 2011 (the “Amended Complaint”). The Amended Complaint alleges, among other things, (1) that the members of AATI's board of directors breached their fiduciary duties by (a) agreeing to the merger for inadequate consideration on unfair terms, (b) failing to protect against conflicts of interest resulting from change-of-control and transaction-related benefits received by AATI directors in connection with the merger that are not available to all stockholders, (c) selling the company in response to alleged pressure from Dialectic Capital Partners, LP (“Dialectic”), (d) taking steps to avoid competitive bidding (including the entry by certain AATI officers and directors into agreements with the Company relating to voting commitments and inclusion in the merger agreement of non-solicitation provisions and a termination fee), and (e) by causing the issuance of a materially misleading Form S-4 Registration Statement which, inter alia, purportedly fails to disclose material facts surrounding (i) Dialectic's impact on the proposed merger process, (ii) the AATI board of directors' evaluation of the Company and its offer for AATI, and (iii) supporting figures and analysis regarding the fairness opinion that the AATI Board obtained from its financial advisor, Needham & Company, LLC, in connection with the transaction and (2) that AATI, the members of AATI's board of directors, the Company and Merger Sub aided and abetted these purported breaches of fiduciary duties. The Amended Complaint seeks to enjoin consummation of the merger, and to have the court direct the defendants to implement procedures and processes to maximize shareholder value. The Amended Complaint also seeks recovery of attorney's fees and costs of the lawsuit.

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

We believe that there is no other pending litigation involving the Company that will have, individually or in the aggregate, a material adverse effect on our business.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2010 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/01/11-10/28/11	4,197(2)	$19.60	—	$130.0 million
10/29/11-11/25/11	1,501,298(3)	$18.44(3)	750,000	$117.6 million
11/26/11-12/30/11	—	—	—	$117.6 million
(1) Share repurchase program approved by the Board of Directors on August 3, 2010 authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted buy securities laws and other legal requirements.
(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 750,000 shares were repurchased at an average price of $16.54 per share as part of our share repurchase program. 751,298 shares were repurchased at an average price of $20.33 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.A	Agreement and Plan of Merger, dated as of May 26, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560		12/5/2011

10.B	Amendment No. 1 to Agreement and Plan of Merger, dated November 30, 2011, by and among Skyworks Solutions, Inc. PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560		12/5/2011

10.C	Settlement Agreement, dated November 29, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560		12/5/2011

10.D	Fiscal 2012 Executive Incentive Compensation Plan					X

31.1
Certification of the Company's Chief Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

31.2
Certification of the Company's Chief Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X

101.SCH***	XBRL Taxonomy Extension Schema Document					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SKYWORKS SOLUTIONS, INC.

Date: February 7, 2012	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)