Form 10-Q
period 2012-03-30
SKYWORKS SOLUTIONS, INC.
filed 2012-05-08
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, par value $.25 per share	189,651,416

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2012

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Six-months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net revenue	$364,690	$325,411	$758,430	$660,531
Cost of goods sold	212,418	184,430	434,308	371,012
Gross profit	152,272	140,981	324,122	289,519
Operating expenses:
Research and development	52,986	39,618	99,927	78,161
Selling, general and administrative	38,270	31,462	73,972	62,068
Acquisition related expense	1,967	203	9,174	648
Amortization of intangibles	9,340	1,638	15,652	3,240
Restructuring and other charges	5,895	—	6,615	—
Total operating expenses	108,458	72,921	205,340	144,117
Operating income	43,814	68,060	118,782	145,402
Interest expense	(107)	(461)	(588)	(998)
Gain on early retirement of convertible debt	63	—	139	—
Other loss, net	(310)	(114)	(211)	(183)
Income before income taxes	43,460	67,485	118,122	144,221
Provision for income taxes	9,427	17,525	26,963	33,393
Net income	$34,033	$49,960	$91,159	$110,828
Earnings per share:
Basic	$0.18	$0.27	$0.49	$0.61
Diluted	$0.18	$0.26	$0.48	$0.58
Weighted average shares:
Basic	185,206	183,471	184,581	182,088
Diluted	191,016	191,961	190,348	190,251

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	March 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$306,474	$410,087
Restricted cash	862	712
Receivables, net of allowance for doubtful accounts of $1,272 and $785, respectively	211,488	177,940
Inventory	196,558	198,183
Other current assets	36,950	29,412
Total current assets	752,332	816,334
Property, plant and equipment, net	252,312	251,365
Goodwill	802,817	663,041
Intangible assets, net	111,103	86,808
Deferred tax assets, net	75,595	60,863
Other assets	13,167	11,978
Total assets	$2,007,326	$1,890,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$26,089
Accounts payable	136,677	115,290
Accrued compensation and benefits	31,350	35,684
Other current liabilities	74,615	70,033
Total current liabilities	242,642	247,096
Other long-term liabilities	44,440	34,198
Total liabilities	287,082	281,294
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 200,061 shares issued and 189,527 shares outstanding at March 30, 2012, and 195,407 shares issued and 186,386 shares outstanding at September 30, 2011	47,382	46,597
Additional paid-in capital	1,843,083	1,795,958
Treasury stock, at cost	(158,769)	(130,854)
Accumulated deficit	(10,116)	(101,275)
Accumulated other comprehensive loss	(1,336)	(1,331)
Total stockholders’ equity	1,720,244	1,609,095
Total liabilities and stockholders’ equity	$2,007,326	$1,890,389

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six-months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$91,159	$110,828
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	35,085	28,145
Depreciation	34,960	27,882
Amortization of intangible assets and other	16,117	3,945
Contribution of common shares to savings and retirement plans	7,958	6,638
Other	455	28
Deferred income taxes	2,218	5,205
Excess tax benefit from share-based payments	(5,363)	(10,887)
Changes in assets and liabilities net of acquired balances:
Receivables, net	(23,816)	(8,120)
Inventory	16,714	(25,308)
Other current and long-term assets	(4,430)	2,986
Accounts payable	11,338	(18)
Other current and long-term liabilities	11,793	15,721
Net cash provided by operating activities	194,188	157,045
Cash flows from investing activities:
Capital expenditures	(32,197)	(65,280)
Payments for acquisitions, net of cash acquired	(229,628)	(4,456)
Sales and maturities of short term investments	20,900	—
Net cash used in investing activities	(240,925)	(69,736)
Cash flows from financing activities:
Retirement of debt and line of credit	(48,047)	(50,000)
Excess tax benefit from share-based payments	5,363	10,887
Change in restricted cash	(150)	5,466
Repurchase of common stock - payroll tax withholdings on equity awards	(15,510)	(18,780)
Repurchase of common stock - share repurchase program	(12,405)	(41,564)
Net proceeds from exercise of stock options	13,873	57,226
Net cash used in financing activities	(56,876)	(36,765)
Net (decrease) increase in cash and cash equivalents	(103,613)	50,544
Cash and cash equivalents at beginning of period	410,087	453,257
Cash and cash equivalents at end of period	$306,474	$503,801
Supplemental cash flow disclosures:
Income taxes paid	$9,115	$9,844
Interest paid	$157	$263

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high reliability analog and mixed signal semiconductors.  Leveraging core technologies, Skyworks offers high performance analog products supporting automotive, broadband, cellular infrastructure, energy management, industrial, medical, military, networking, smartphone and tablet applications.  The Company's portfolio includes amplifiers, attenuators, circulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, lighting and display solutions, mixers/demodulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2011 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the recognition and/or disclosure of reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, subsequent events, bad debt allowances, contingent consideration, intangible assets associated with business combinations, and overall fair value assessments of assets and liabilities, particularly those classified as level 2 or level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management's estimates could differ significantly from actual results.

The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements.

The Company's fiscal year ends each year on the Friday closest to September 30. Fiscal 2012 consists of 52 weeks and ends on September 28, 2012. Fiscal 2011 consisted of 52 weeks and ended on September 30, 2011. The second quarters of fiscal 2012 and fiscal 2011 each consisted of 13 weeks and ended on March 30, 2012 and April 1, 2011, respectively.

2.     BUSINESS COMBINATIONS

On January 9, 2012, the Company acquired Advanced Analogic Technologies, Incorporated ("AATI"). The Company acquired all of the outstanding shares of AATI in exchange for an aggregated purchase price of $277.3 million, substantially comprised of cash consideration. AATI is an analog semiconductor company focused on enabling energy-efficient power management devices for consumer electronics, computing and communications markets. The acquisition expands the Company's portfolio across new vertical markets with highly complementary analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers.

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of AATI was not finalized at the time of filing this quarterly report on Form 10-Q due to the proximity of the acquisition date of January 9, 2012 to the end of the Company's second fiscal quarter, March 30, 2012. The Company has, however, completed a preliminary purchase price allocation reflected in the accompanying financial statements. The preliminary allocation of the purchase price was based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the AATI acquisition and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in thousands):

As of
Estimated fair value of assets acquired	January 9, 2012
Cash	$42,605
Short-term investments	20,900
Accounts receivable, net	10,712
Inventory	15,470
Deferred tax assets	18,358
Property, plant and equipment, net	3,888
Other assets	2,139
Identifiable intangible assets	40,240
Goodwill	138,796
Total assets acquired	293,108
Liabilities assumed	(15,764)
Estimated fair value of assets acquired	$277,344

The preliminary amount of purchase price allocated to goodwill of $138.8 million represents the synergistic value anticipated from cost efficiencies and cross-selling opportunities. The company expects that substantially all of the goodwill recognized as a result of the AATI acquisition will not be deductible for tax purposes.

The preliminary amount of the purchase price allocated to identifiable intangible assets recognized in the acquisition of AATI and the respective useful lives as of January 9, 2012 were as follows (in thousands):

	Fair Value	Weighted Average Amortization Period Remaining (in Years)
Customer relationships	$21,200	4.7
Developed technology	15,500	5.0
In process research and development ("IPR&D")	1,540	Various
Trade name	900	5.0
Backlog	1,100	0.3
Total identifiable intangible assets	$40,240

Customer relationships represent the fair value of established relationships with original equipment manufacturers and distributors. Developed technology primarily represents the fair value of acquired AATI patented and unpatented technologies related to product designs. IPR&D represents the fair value of incomplete AATI research and development projects that had not reached technological feasibility but are expected to generate future economic benefit as of the acquisition date, January 9, 2012. Because of the uncertainty related to the completion of these projects, the Company has determined that the amortization period will be established when the projects reach technological feasibility or are discontinued. If a project is discontinued or fails to meet technological feasibility, the value associated with that project will be written off in the period the determination is made. The trade name represents the brand and name recognition associated with the marketing of AATI products and was determined to have a finite life. Backlog represents the fair value of AATI unfilled firm orders as of the acquisition date. All intangible assets acquired in connection with the AATI acquisition will be amortized on a straight-line basis over their respective weighted average amortization period. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observed. The Company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. See Note 4, Fair Value in these Notes to Consolidated Financial Statements for the definition of Level 3 assets.

Net revenue and net income for AATI have been included in the consolidated statements of operations from the acquisition date through the end of the fiscal quarter on March 30, 2012. The impact of AATI's ongoing operations on the Company's net revenue and net income were insignificant to the three and six months ended March 30, 2012. The Company recognized transaction related costs associated with the AATI acquisition of approximately $9.2 million, including arbitration costs, during the six months ended March 30, 2012.

The unaudited pro forma financial results for the six months ended March 30, 2012 and April 1, 2011 combine the unaudited historical results of Skyworks with the unaudited historical results of AATI for the six months ended March 30, 2012 and April 1, 2011, respectively. The results include the effects of unaudited pro forma adjustments as if AATI was acquired at the beginning of the prior fiscal year, October 2, 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, other charges and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in thousands, except per share amounts):

	Six-months Ended
	March 30, 2012	April 1, 2011
Revenue	$774,870	$705,122
Net income	$104,915	$64,654
Diluted EPS	$0.55	$0.34

3.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale.” At March 30, 2012, these securities included $4.0 million of par value auction rate securities ("ARS"), with a carrying value of $3.1 million as compared to the September 30, 2011 balances of $3.2 million and $2.3 million, respectively. The increase in the balances held at March 30, 2012 relates to ARS recognized in the acquisition of AATI with a par and carrying value of approximately $0.8 million. The difference between the par and carrying values is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

In addition to the ARS, the Company acquired $20.9 million in US treasury bills from AATI. These securities matured or were sold during the three months ended March 30, 2012.

4.    FAIR VALUE

Fair value is the price that would be received from selling an asset for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations.

There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 30, 2012. The Company recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.

Due to the illiquid markets for the Company's ARS, discussed in Note 3, Marketable Securities, these securities are appropriately classified as a Level 3 asset.

The Company has classified its contingent consideration recorded for business combinations in fiscal 2011 as a Level 3 liability. The contingent consideration liability is computed based on expected revenue to be generated by the acquired enterprises using a weighted probability income approach. Revenue assumptions used in the calculation require significant management judgment. Accordingly, the liability is classified as Level 3. The Company reassesses the fair value of the contingent consideration on a quarterly basis and determined that there was no change during the three and six months ended March 30, 2012.

As of March 30, 2012, assets and liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$221,611	$221,611	$—	$—
Auction rate securities	3,093	—	—	3,093
Total	$224,704	$221,611	$—	$3,093
Liabilities
Contingent consideration liability recorded for business combinations	$59,400	$—	$—	$59,400

The following table summarizes the changes to Level 3 assets and liabilities recorded at fair value on a recurring basis as of March 30, 2012 (in thousands):

	Auction Rate Securities	Contingent Consideration
Balance at September 30, 2011	$2,288	$59,400
Purchases	805	—
Balance at March 30, 2012	$3,093	$59,400

Transfers into Level 3 assets consist of ARS acquired from AATI during the three and six months ended March 30, 2012.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 30, 2012.

5.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	March 30, 2012	September 30, 2011
Raw materials	$22,504	$18,565
Work-in-process	94,816	92,601
Finished goods	70,803	73,633
Finished goods held on consignment by customers	8,435	13,384
Total inventory	$196,558	$198,183

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	As of
	March 30, 2012	September 30, 2011
Land and improvements	$11,572	$11,024
Buildings and improvements	56,616	53,397
Furniture and fixtures	26,861	26,325
Machinery and equipment	586,437	568,563
Construction in progress	21,554	13,929
Total property, plant and equipment, gross	703,040	673,238
Accumulated depreciation	(450,728)	(421,873)
Total property, plant and equipment, net	$252,312	$251,365

7.     GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of September 30, 2011	$663,041
Goodwill impairment	—
Goodwill recognized through business combinations (Note 2)	138,796
Goodwill adjustments	980
Goodwill as of March 30, 2012	$802,817

The increase in goodwill for the six months ended March 30, 2012 resulted primarily from the acquisition of AATI as discussed in Note 2, Business Combinations. In addition, the Company recorded a measurement period adjustment to goodwill as the result of additional information becoming known which related to the fiscal 2011 acquisition of SiGe Semiconductor, Inc. ("SiGe").

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the six months ended March 30, 2012.

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	March 30, 2012			September 30, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.4	$78,710	$(28,572)	$50,138	$57,510	$(21,828)	$35,682
Developed technology and other	3.2	87,066	(34,706)	52,360	70,046	(27,039)	43,007
IPR&D	Various	6,050	(1,314)	4,736	4,510	(260)	4,250
Trademarks	Indefinite	$3,869	$—	$3,869	$3,869	$—	$3,869
Total intangible assets		$175,695	$(64,592)	$111,103	$135,935	$(49,127)	$86,808

The increase in intangible assets for the six months ended March 30, 2012 resulted from the acquisition of AATI as discussed in Note 2, Business Combinations.
Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	Remaining 2012	2013	2014	2015	2016	Thereafter
Amortization expense	$16,732	$28,445	$23,371	$20,466	$16,247	$1,973

8.     BORROWING ARRANGEMENTS

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes ("2007 Convertible Notes"). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the "1.25% Notes") which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the "1.50% Notes"). During the six months ended March 30, 2012, the Company redeemed and retired the remaining $26.7 million of aggregate principal amount of the 1.50% Notes, paying a cash premium of $21.4 million which was accounted for as a reacquisition of equity instruments in accordance with ASC 470-20 - Debt, Debt with Conversions and Other Options.

The following tables provide additional information about the Company's 2007 Convertible Notes (in thousands):

	As of
	March 30, 2012	September 30, 2011
Equity component of the convertible notes outstanding	$—	$6,061
Principal amount of the convertible notes	$—	$26,677
Unamortized discount of the liability component	$—	$588
Net carrying amount of the liability component	$—	$26,089

	Three-months Ended		Six-months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Effective interest rate on the liability component	6.86%	6.86%	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$8	$100	$105	$200
Effective interest expense recognized	$77	$333	$428	$661

9. INCOME TAXES

Income tax provision consisted of the following components (in thousands):

	Three-months Ended		Six-months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
United States income taxes	$8,399	$16,434	$23,891	$31,650
Foreign income taxes	1,028	1,091	3,072	1,743
Provision for income taxes	$9,427	$17,525	$26,963	$33,393

As of March 30, 2012, the United States Congress has not taken action to extend the federal tax credit available under the Internal Revenue Code for research and development. Accordingly, the income tax provision for the six-months ended March 30, 2012 does not include the impact of such research and development tax credits earned after December 31, 2011.

For the three and six months ended March 30, 2012, the difference between the Company's effective tax rate and the 35% U.S. federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions. For the three and six months ended April 1, 2011, the difference between the Company's effective tax rate and the 35% U.S. federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the recognition of research and development tax credit earned. In December 2010, the United States Congress enacted legislation to retroactively extend the federal research and development tax credits through December 31, 2011 (which as noted above, have not been extended beyond December 31, 2011) and, as a result, the Company recognized $4.8 million of federal research and development tax credits in the six months ended April 1, 2011, which were earned in the fiscal year ended October 1, 2010.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the

Company's compliance with meeting certain employment and investment thresholds in Singapore. The Company continues to be in compliance with such conditions as of the date that this quarterly report on Form 10-Q was filed.

In accordance with ASC 740 Income Taxes ("ASC 740"), management has determined that it is more likely than not that a portion of the Company's prior and current year income tax benefits will not be realized. Accordingly, as of March 30, 2012, the Company has maintained a valuation allowance of $44.8 million. This valuation allowance is comprised of $31.5 million related to U.S. state research tax credits, of which $5.5 million are state tax credits acquired from AATI in fiscal 2012 and $13.3 million are related to the Company's foreign deferred tax assets of which $11.6 million were acquired from SiGe in fiscal 2011.

Realization of benefits from the Company's deferred tax assets, net of valuation allowance, is dependent upon generating United States source taxable income in the future. The existing valuation allowance could be reversed in the future to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.

The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause the Company's effective income tax rate to vary in future periods. The Company will need to generate $217.0 million of United States federal taxable income in future years to utilize all of the Company's net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance, as of March 30, 2012.

During the three months ended March 30, 2012, the Company increased its gross unrecognized tax benefits by $12.0 million to $48.0 million. The increase includes $9.7 million of unrecognized tax benefits acquired from AATI in fiscal 2012. Of the total unrecognized tax benefits at March 30, 2012, $34.2 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company's valuation allowance and certain positions which were required to be deferred. There are no positions that the Company anticipates could change within the next twelve months. The Company incurred $0.2 million of interest related to unrecognized tax benefits during the three months ended March 30, 2012. The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

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

On June 6 and 7, 2011, two putative stockholder class action lawsuits (Case No. 111CV202403 (the “Bushansky action”) and Case No. 111CV202501 (the “Venette action”), respectively) were filed in California Superior Court in Santa Clara County naming AATI, members of AATI's board of directors, the Company and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The lawsuits related to conduct surrounding the Company's acquisition of AATI. On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating an amended complaint filed on July 14, 2011 in the Venette action as the operative complaint in the litigation.

On November 30, 2011, following confidential arbitration proceedings in the Delaware Court of Chancery, the Company announced that it and AATI had amended their previously announced merger agreement whereby the Company would acquire AATI at a reduced price through a tender offer. The Company and AATI completed the transaction on January 9, 2012. On March 2, 2012, the Court stayed all discovery in the matter and ordered that Plaintiffs file an amended complaint by April 20, 2012.

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.

Although there can be no assurance of a favorable outcome, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual at March 30, 2012 for contingent liabilities associated with the legal proceedings described above based on the Company's assessment that a liability, while possible, is not probable. At the time of this filing, the Company determined there is a reasonably possible, but not probable, range of possible aggregate losses related to outstanding legal matters which the Company has assessed and determined to be immaterial to the results of operations and liquidity position. The Company monitors the status of these contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC450, Loss Contingencies.

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

11.     COMMON STOCK REPURCHASE

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. The Company did not repurchase any shares during the three months ended March 30, 2012. During the six months ended March 30, 2012, the Company paid approximately $12.4 million (including commissions) in connection with the repurchase of 750,000 shares of its common stock (paying an average price of $16.54 per share). As of March 30, 2012, $117.6 million remained available under the existing share repurchase authorization.

12.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Three-months Ended		Six-months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net income	$34,033	$49,960	$91,159	$110,828

Weighted average shares outstanding – basic	185,206	183,471	184,581	182,088
Dilutive effect of equity based awards	5,720	6,501	5,097	6,312
Dilutive effect of convertible debt	90	1,989	670	1,851
Weighted average shares outstanding – diluted	191,016	191,961	190,348	190,251

Net income per share – basic	$0.18	$0.27	$0.49	$0.61
Net income per share - diluted	$0.18	$0.26	$0.48	$0.58

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the 2007 Convertible Notes using the treasury stock method.

Equity based awards exercisable for approximately 5.5 million shares and 0.1 million shares were outstanding but not included in the computation of earnings per share for the three months ended March 30, 2012 and April 1, 2011, respectively, as their effect would have been anti-dilutive.

Equity based awards exercisable for approximately 5.6 million shares and 0.9 million shares were outstanding but not included in the computation of earnings per share for the six months ended March 30, 2012 and April 1, 2011, respectively, as their effect would have been anti-dilutive.

13.     RESTRUCTURING AND OTHER CHARGES

During the three months ended March 30, 2012, the Company implemented a restructuring plan to reduce redundancies associated with the acquisition of AATI. The Company recorded approximately $5.5 million related to employee severance and $0.4 million related to lease termination costs during the three and six months ended March 30, 2012. In total, the Company expects to incur approximately $6.3 million in costs related to this plan.

During the fiscal year ended September 30, 2011, the Company implemented a restructuring plan to reduce redundancies associated with the acquisition of SiGe. A $0.7 million charge to restructuring was recorded during the six months ended March 30, 2012 related to this plan.

The Company made cash payments related to the restructuring plans of approximately $3.4 million and $4.3 million during the three and six months ended March 30, 2012, respectively.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility Closings	License and Software Write-offs and Other	Workforce Reductions	Total
Restructuring balance, September 30, 2011	$819	$707	$502	$2,028
Charged to costs and expenses	440	—	6,175	6,615
Cash payments	(97)	(212)	(4,023)	(4,332)
Other	$—	$4	$—	$4
Restructuring balance, March 30, 2012	$1,162	$499	$2,654	$4,315

Cash payments related to the SiGe and AATI restructuring plans are expected to be completed in fiscal 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Current Report on Form 10-Q and our 2011 10-K, as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011.

The following table sets forth the results of our operations expressed as a percentage of net revenue for the three and six months ended March 30, 2012 and April 1, 2011:

	Three-months Ended		Six-months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.2	56.7	57.3	56.2
Gross profit	41.8	43.3	42.7	43.8
Operating expenses:
Research and development	14.5	12.2	13.2	11.8
Selling, general and administrative	10.5	9.6	9.7	9.4
Acquisition related expense	0.5	0.1	1.2	0.1
Amortization of intangibles	2.6	0.5	2.1	0.5
Restructuring and other charges	1.6	—	0.9	—
Total operating expenses	29.7	22.4	27.1	21.8
Operating income	12.1	20.9	15.6	22.0
Interest expense	—	(0.1)	(0.1)	(0.2)
Gain on early retirement of convertible debt	—	—	—	—
Other loss, net	(0.1)	—	—	—
Income before income taxes	12.0	20.8	15.5	21.8
Provision for income taxes	2.6	5.4	3.5	5.0
Net income	9.4%	15.4%	12.0%	16.8%

GENERAL

During the three and six months ended March 30, 2012, certain key factors contributed to our overall results of operations, financial position and cash flows. More specifically:

•
Net revenue increased by 12% to $365 million during the seasonally low three months ended March 30, 2012 and increased by 15% to $758 million during the six months ended March 30, 2012 when compared to the corresponding periods in the prior fiscal year. These increases in revenue are primarily driven by our strategic diversification of products through key acquisitions made during fiscal 2011 and 2012.

•
We completed the acquisition of Advanced Analog Technologies Incorporated ("AATI") for $235 million, net of cash acquired. The acquisition of AATI further expands our broad portfolio of analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers and accelerates our entry into new vertical markets.

•
We generated $194 million in cash from operations, invested $209 million in cash (net of cash and short-term investments acquired) in the acquisition of AATI and $32 million in cash in manufacturing capacity expansion, retired the remaining debt for $48 million in cash and repurchased 750 thousand shares of our common stock for approximately $12 million during the six months ended March 30, 2012 resulting in a cash and equivalents balance of $306 million at the end of the reporting period.

NET REVENUE

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Net revenue	$364,690	12.1%	$325,411	$758,430	14.8%	$660,531

We market and sell our products directly to original equipment manufacturers of communication electronic products, third-party original design manufacturers, and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.

We generated net revenue of $364.7 million for the three months ended March 30, 2012, as compared to $325.4 million for the corresponding period in fiscal 2011, an increase of $39.3 million or 12.1%. Net revenue increased by 14.8% or $97.9 million to $758.4 million for the six months ended March 30, 2012, as compared to $660.5 million for the corresponding period in fiscal 2011. The increase in revenue was primarily driven by the contributions from the acquisition of SiGe Semiconductor, Inc. ("SiGe") on June 10, 2011 and AATI on January 9, 2012.

GROSS PROFIT

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Gross profit	$152,272	8.0%	$140,981	$324,122	12.0%	$289,519
% of net revenue	41.8%		43.3%	42.7%		43.8%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline at a normalized rate of 5 to 10 percent per year. As part of our normal course of business, we mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs and lower manufacturing costs of existing products and by introducing new and higher value-added products.

Gross profit was $11.3 million greater for the three months ended March 30, 2012 as compared to the corresponding period in fiscal 2011. The increase in gross profit was the result of higher unit volumes and lower material and manufacturing costs with an aggregate gross profit benefit of approximately $44 million. These benefits were largely offset by erosion of average selling price and changes in product mix, the impact of the fair value step-up of acquired inventory and higher share-based compensation with an aggregate unfavorable gross profit impact of approximately $33 million. As a result of these changes, gross profit margin decreased from 43.3% for the three months ended April 1, 2011 to 41.8% for the three months ended March 30, 2012.

Gross profit was $34.6 million greater for the six months ended March 30, 2012 as compared to the corresponding period in fiscal 2011. The increase in gross profit was the result of higher unit volumes and lower material and manufacturing costs with an aggregate gross profit benefit of approximately $91 million. These benefits were largely offset by erosion of average selling price and changes in product mix, the impact of the fair value step-up of acquired inventory and higher share-based compensation with an aggregate unfavorable gross profit impact of approximately $56 million. As a result of these changes, gross profit margin decreased from 43.8% for the six months ended April 1, 2011 to 42.7% for the six months ended March 30, 2012.

During the three and six months ended March 30, 2012, we continued to benefit from higher contribution margins associated with the licensing and/ or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Research and development	$52,986	33.7%	$39,618	$99,927	27.8%	$78,161
% of net revenue	14.5%		12.2%	13.2%		11.8%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The 33.7% and 27.8% increases in research and development expenses for the three and six months ended March 30, 2012, respectively, when compared to the corresponding period in fiscal year 2011, are primarily attributable to higher head count and related compensation and share-based compensation expense associated with the acquisition of SiGe and AATI, and to a lesser extent, to increased internal product design and development activity for our target markets.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Selling, general and administrative	$38,270	21.6%	$31,462	$73,972	19.2%	$62,068
% of net revenue	10.5%		9.6%	9.7%		9.4%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing and other costs.

The 21.6% and 19.2% increases in selling, general and administrative expenses for the three and six months ended March 30, 2012, respectively, as compared to corresponding period in fiscal 2011, are primarily driven by incremental headcount and related compensation, share-based compensation and other general operating costs primarily associated with the acquisition of SiGe and AATI.

ACQUISITION RELATED EXPENSE

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Acquisition related expense	$1,967	869.0%	$203	$9,174	1,315.7%	$648
% of net revenue	0.5%		0.1%	1.2%		0.1%

Acquisition related expenses include costs associated with business combinations and include third party services related to legal, tax and accounting procured in connection to acquisitions completed or contemplated during the period.

The increase in acquisition related expenses for the three and six months ended March 30, 2012 as compared to the corresponding period in fiscal 2011 is primarily related to the acquisition and arbitration expenses associated with the acquisition of AATI. The acquisition related expenses for the three and six months ended April 1, 2011 related to the acquisitions completed during fiscal 2011.

AMORTIZATION OF INTANGIBLES

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Amortization of intangibles	$9,340	470.2%	$1,638	$15,652	383.1%	$3,240
% of net revenue	2.6%		0.5%	2.1%		0.5%

The increase in amortization expense for the three and six months ended March 30, 2012 is related to the intangible assets recognized in the acquisition of SiGe and AATI.

RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Restructuring and other charges	$5,895	100.0%	$—	$6,615	100.0%	$—
% of net revenue	1.6%		—%	0.9%		—%

The increase in restructuring and other charges for the three months ended March 30, 2012 are related to the restructuring plan to reduce redundancies associated with the acquisition of AATI.

The increase in restructuring and other charges for the six months ended March 30, 2012 are related to the restructuring plan to reduce redundancies associated with the acquisitions of AATI and SiGe.

PROVISION FOR INCOME TAXES

	Three-months Ended			Six-months Ended
	March 30, 2012	Change	April 1, 2011	March 30, 2012	Change	April 1, 2011
(dollars in thousands)
Provision for income taxes	$9,427	(46.2)%	$17,525	$26,963	(19.3)%	$33,393
% of net revenue	2.6%		5.4%	3.5%		5.0%

The provision for income taxes was $9.4 million ($8.4 million and $1.0 million for United States and foreign income taxes, respectively) and $27.0 million ($23.9 million and $3.1 million for United States and foreign income taxes, respectively) for the three and six months ended March 30, 2012, respectively. The effective tax rates for the three and six months ended March 30,

2012 were 21.7% and 22.8%, respectively, as compared to 26.0% and 23.2% for the three and six months ended April 1, 2011, respectively.

The difference between our year to date effective tax rate of 22.8% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Six-months Ended
(dollars in thousands)	March 30, 2012	April 1, 2011
Cash and cash equivalents at beginning of period (1)	$410,087	$453,257
Net cash provided by operating activities	194,188	157,045
Net cash used in investing activities	(240,925)	(69,736)
Net cash used in financing activities	(56,876)	(36,765)
Cash and cash equivalents at end of period (1)	$306,474	$503,801
_________________________
(1)Excludes restricted cash balances

Cash Flow from Operating Activities:
Cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 30, 2012, we generated $194.2 million of cash flow from operating activities, an increase of $37.1 million when compared to $157.0 million generated during the six months ended April 1, 2011. The increase in cash flow from operating activities during the six months ended March 30, 2012 was primarily due to an increase in non-cash amortization of intangibles, depreciation and share-based compensation expense combined with increases in operating assets and liabilities, partially offset by lower net income as compared to the corresponding period in fiscal 2011. Specifically, an increase of $33.5 million in accounts receivable related to increased volume from AATI customers and to the concentration of the timing of shipments towards the end of the fiscal quarter due to industry seasonality. The offsetting changes in operating liabilities were an increase in accounts payable of $21.4 million related primarily to the acquisition of AATI and timing of vendor payments and a $10.2 million increase in other long-term liabilities primarily related to long-term tax liabilities.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of cash paid for acquisitions, net of cash acquired, capital expenditures and sale and maturity of short-term investments. Cash flow used in investing activities was $240.9 million during the six months ended March 30, 2012, compared to $69.7 million during the six months ended April 1, 2011. This increase is primarily due to the use of $229.6 million of cash, net of cash acquired, for the acquisition of AATI. The Company invested $32.2 million in capital expenditures, primarily related to manufacturing equipment to support higher volume production at our assembly and test facility in Mexicali, Mexico and to a lesser extent, our wafer fabrication facilities during the six months ended March 30, 2012 as compared to $65.3 million of capital expenditures during the six months ended April 1, 2011. Capital expenditures for the comparative period were significantly higher as the Company invested in expanding assembly and test capacity at its manufacturing facilities in anticipation of accelerating demand from key customer ramps. These uses of cash were partially offset by $20.9 million related to the proceeds of the sale and maturity of short-term investments acquired from AATI during the six months ended March 30, 2012.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to our debt and equity. During the six months ended March 30, 2012, we had net cash outflows from financing activities of $56.9 million, compared to $36.8 million during the prior fiscal period. During the six months ended March 30, 2012, we had the following significant uses of cash:

•	$48.1 million for the redemption and retirement of $26.7 million aggregate principal amount of our convertible notes.

•	$15.5 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards;

•	$12.4 million related to our repurchase of approximately 750,000 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010;

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $13.9 million and a tax benefit from stock option exercises of $5.4 million during the six months ended March 30, 2012.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash) decreased $103.6 million to $306.5 million at March 30, 2012 from $410.1 million at September 30, 2011. Our net cash position decreased by $77.5 million to $306.5 million at March 30, 2012 from $384.0 million at September 30, 2011. During the six months ended March 30, 2012, we used $229.6 million in cash, net of cash acquired, in connection with the acquisition of AATI and paid cash of $48.1 million to retire the remaining $26.7 million of aggregate principal amount of our 1.50% convertible subordinated notes due March 2012. Based on our historical results of operations, we expect our existing sources of liquidity, together with cash expected to be generated from operations, will be sufficient to fund our research and development, capital expenditures, $59.4 million in contingent consideration for our completed acquisitions which will be substantially paid in the three months ended September 28, 2012, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that the capital required to fund these investments will be available in the future. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit.

Our cash and cash equivalents at March 30, 2012 consisted of $232.6 million held domestically, with the remaining balance of $74.7 million held by foreign subsidiaries. There may be adverse tax effects upon repatriation of these funds to the United States.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our 2011 10-K, as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, have not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of March 30, 2012 consisted of the following (in thousands):

Cash and cash equivalents (time deposits and money market funds)	$306,474
Restricted cash (time deposits and certificates of deposit)	862
Available for sale securities (auction rate securities)	3,093
$310,429

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

We are subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. Securities that are available for sale carry a longer maturity period (in some cases original contractual maturities exceed ten years).

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations. However, this may change in the future.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 6 and 7, 2011, two putative stockholder class action lawsuits (Case No. 111CV202403 (the “Bushansky action”) and Case No. 111CV202501 (the “Venette action”), respectively) were filed in California Superior Court in Santa Clara County naming AATI, members of AATI's board of directors, the Company and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The lawsuits related to conduct surrounding the Company's acquisition of AATI. On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc.

Shareholder Litigation, Lead Case No. 111CV202403, and designating an amended complaint filed on July 14, 2011 in the Venette action as the operative complaint in the litigation.

On November 30, 2011, following confidential arbitration proceedings in the Delaware Court of Chancery, the Company announced that it and AATI had amended their previously announced merger agreement whereby the Company would acquire AATI at a reduced price through a tender offer. The Company and AATI completed the transaction on January 9, 2012. On March 2, 2012, the Court stayed all discovery in the matter and ordered that Plaintiffs file an amended complaint by April 20, 2012.

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.

Although there can be no assurance of a favorable outcome, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual at March 30, 2012 for contingent liabilities associated with the legal proceedings described above based on the Company's assessment that a liability, while possible, is not probable. At the time of this filing, the Company determined there is a reasonably possible, but not probable, range of possible aggregate losses related to outstanding legal matters which the Company has assessed and determined to be immaterial to the results of operations and liquidity position. The Company monitors the status of these contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC450, Loss Contingencies.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on November 28, 2011 (the "2011 10-K"), as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2011 10-K as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended March 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/31/11-01/27/12	5,155	$19.60 (2)	—	$117.6 million
01/28/12-02/25/12	1,833	$22.07 (2)	—	$117.6 million
02/26/12-03/30/12	478	$27.10 (2)	—	$117.6 million
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

Item 6. Exhibits

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
X

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
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

SKYWORKS SOLUTIONS, INC.

Date: May 8, 2012	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)