Form 10-Q
period 2012-06-29
SKYWORKS SOLUTIONS, INC.
filed 2012-08-01
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2012
Common Stock, par value $.25 per share	190,841,047

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2012

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three-months Ended		Nine-months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net revenue	$389,038	$356,075	$1,147,468	$1,016,606
Cost of goods sold	223,736	199,850	658,044	570,862
Gross profit	165,302	156,225	489,424	445,744
Operating expenses:
Research and development	56,050	43,067	155,977	121,228
Selling, general and administrative	37,463	35,451	120,609	98,167
Amortization of intangibles	8,608	4,006	24,260	7,246
Restructuring and other charges	1,137	1,475	7,752	1,475
Total operating expenses	103,258	83,999	308,598	228,116
Operating income	62,044	72,226	180,826	217,628
Interest expense	(10)	(465)	(598)	(1,463)
Gain on early retirement of convertible debt	—	—	139	—
Other income (loss), net	96	(2)	(115)	(185)
Income before income taxes	62,130	71,759	180,252	215,980
Provision for income taxes	12,813	20,211	39,776	53,604
Net income	$49,317	$51,548	$140,476	$162,376
Earnings per share:
Basic	$0.26	$0.28	$0.76	$0.89
Diluted	$0.26	$0.27	$0.74	$0.85
Weighted average shares:
Basic	186,269	183,750	185,144	182,642
Diluted	192,457	191,380	191,051	190,628

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	June 29, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$327,098	$410,087
Restricted cash	817	712
Receivables, net of allowance for doubtful accounts of $505 and $785, respectively	246,894	177,940
Inventory	209,947	198,183
Other current assets	44,734	29,412
Total current assets	829,490	816,334
Property, plant and equipment, net	266,039	251,365
Goodwill	805,413	663,041
Intangible assets, net	102,494	86,808
Deferred tax assets, net	72,524	60,863
Other assets	13,933	11,978
Total assets	$2,089,893	$1,890,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$26,089
Accounts payable	135,597	115,290
Accrued compensation and benefits	32,733	35,684
Other current liabilities	71,241	70,033
Total current liabilities	239,571	247,096
Other long-term liabilities	48,657	34,198
Total liabilities	288,228	281,294
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 200,974 shares issued and 190,391 shares outstanding at June 29, 2012, and 195,407 shares issued and 186,386 shares outstanding at September 30, 2011	47,598	46,597
Additional paid-in capital	1,876,297	1,795,958
Treasury stock, at cost	(160,094)	(130,854)
Retained earnings (accumulated deficit)	39,201	(101,275)
Accumulated other comprehensive loss	(1,337)	(1,331)
Total stockholders’ equity	1,801,665	1,609,095
Total liabilities and stockholders’ equity	$2,089,893	$1,890,389

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine-months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$140,476	$162,376
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	53,654	42,688
Depreciation	52,095	43,120
Amortization of intangible assets and other	24,724	8,312
Contribution of common shares to savings and retirement plans	9,202	8,241
Deferred income taxes	2,306	6,954
Excess tax benefit from share-based payments	(8,909)	(12,074)
Change in fair value of contingent consideration	(5,414)	—
Other	530	206
Changes in assets and liabilities net of acquired balances:
Receivables, net	(58,520)	4,758
Inventory	3,588	(40,560)
Other current and long-term assets	(6,248)	440
Accounts payable	10,258	(12,992)
Other current and long-term liabilities	17,143	31,550
Net cash provided by operating activities	234,885	243,019
Cash flows from investing activities:
Capital expenditures	(63,338)	(85,371)
Payments for acquisitions, net of cash acquired	(229,628)	(249,829)
Sales and maturities of short term investments	20,900	—
Net cash used in investing activities	(272,066)	(335,200)
Cash flows from financing activities:
Retirement of debt and line of credit	(48,047)	(50,000)
Excess tax benefit from share-based payments	8,909	12,074
Change in restricted cash	(105)	5,416
Repurchase of common stock - payroll tax withholdings on equity awards	(16,473)	(19,942)
Repurchase of common stock - share repurchase program	(12,405)	(60,187)
Net proceeds from exercise of stock options	22,219	61,208
Other, net	94	—
Net cash used in financing activities	(45,808)	(51,431)
Net decrease in cash and cash equivalents	(82,989)	(143,612)
Cash and cash equivalents at beginning of period	410,087	453,257
Cash and cash equivalents at end of period	$327,098	$309,645
Supplemental cash flow disclosures:
Income taxes paid	$19,014	$11,939
Interest paid	$168	$267

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors.  Leveraging core technologies, Skyworks supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications.  The Company's portfolio includes amplifiers, attenuators, circulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, lighting and display solutions, mixers/demodulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics.

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

The Company's fiscal year ends each year on the Friday closest to September 30. Fiscal 2012 consists of 52 weeks and ends on September 28, 2012. Fiscal 2011 consisted of 52 weeks and ended on September 30, 2011. The third quarters of fiscal 2012 and fiscal 2011 each consisted of 13 weeks and ended on June 29, 2012 and July 1, 2011, respectively.

2.     BUSINESS COMBINATIONS

On January 9, 2012, the Company acquired Advanced Analogic Technologies Inc. ("AATI"). The Company acquired all of the outstanding shares of AATI in exchange for an aggregate purchase price of $277.3 million, substantially comprised of cash consideration. AATI is an analog semiconductor company focused on enabling energy-efficient power management devices for consumer electronics, computing and communications markets. The acquisition expands the Company's product portfolio across new vertical markets with highly complementary analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers.

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of AATI was not finalized at the time of filing this quarterly report on Form 10-Q. The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date as prescribed in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 - Business Combinations). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the AATI acquisition and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in thousands):

As of
Estimated fair value of assets acquired	January 9, 2012
Cash	$42,605
Short-term investments	20,900
Accounts receivable	10,962
Inventory	15,470
Deferred tax assets	18,358
Property, plant and equipment	3,693
Other assets	2,139
Identifiable intangible assets	40,240
Goodwill	138,742
Total assets acquired	293,109
Liabilities assumed	(15,765)
Estimated fair value of assets acquired	$277,344

The preliminary amount of the AATI purchase price allocated to goodwill of $138.7 million (including immaterial measurement period adjustments recognized) represents the expected synergies from cost efficiencies and cross-selling opportunities. The Company expects that substantially all of the goodwill recognized as a result of the AATI acquisition will not be deductible for tax purposes.

The preliminary amount of the AATI purchase price allocated to identifiable intangible assets recognized in the acquisition of AATI and the respective useful lives of such intangible assets as of January 9, 2012 were as follows (in thousands):

	Fair Value	Estimated Useful Life (Years)
Customer relationships	$21,200	4.7
Developed technology	15,500	5.0
In process research and development ("IPR&D")	1,540	TBD
Trade name	900	5.0
Backlog	1,100	0.3
Total identifiable intangible assets	$40,240

Customer relationships represent the fair value of established relationships with original equipment manufacturers and distributors. Developed technology primarily represents the fair value of acquired AATI patented and unpatented technologies related to product designs. IPR&D represents the fair value of incomplete AATI research and development projects that had not reached technological feasibility but are expected to generate future economic benefit as of the acquisition date, January 9, 2012. Because of the uncertainty related to the completion of these projects, the Company has determined that the amortization period will be established when the projects reach technological feasibility or are discontinued. If a project is discontinued or fails to meet technological feasibility, the value associated with that project will be written off in the period the determination is made. The trade name line item in the table above represents the brand and name recognition associated with the marketing of AATI products and was determined to have a finite life. Backlog represents the fair value of AATI unfilled firm orders as of the acquisition date. All intangible assets acquired in connection with the AATI acquisition will be amortized on a straight-line basis over their respective weighted average amortization period. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observed. The Company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. See Note 4, Fair Value in these Notes to the Consolidated Financial Statements for the definition of Level 3 assets.

Net revenue and net income for AATI have been included in the consolidated statements of operations from the acquisition date through the end of the fiscal quarter on June 29, 2012. The impact of AATI's ongoing operations on the Company's net revenue and net income were not significant for the three and nine months ended June 29, 2012. The Company recognized transaction related costs associated with the AATI acquisition of approximately $9.8 million, including arbitration costs, during the nine months ended June 29, 2012 which were included within the sales, administrative and general expense line item on the statement of operations.

The unaudited pro forma financial results for the nine months ended June 29, 2012 and July 1, 2011 combine the unaudited historical results of Skyworks with the unaudited historical results of AATI for the nine months ended June 29, 2012 and July 1, 2011, respectively. The results include the effects of unaudited pro forma adjustments as if AATI was acquired at the beginning of the prior fiscal year, October 2, 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, other charges and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in thousands, except per share amounts):

	Nine-months Ended
	June 29, 2012	July 1, 2011
Revenue	$1,163,908	$1,085,248
Net income	$156,729	$115,536
Diluted earnings per common share	$0.82	$0.61

3.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale.” At June 29, 2012, these securities included $4.0 million of par value auction rate securities ("ARS"), with a carrying value of $3.1 million as compared to the September 30, 2011 balances of $3.2 million and $2.3 million, respectively. The increase in the balances held at June 29, 2012 relates to ARS acquired as a result of the acquisition of AATI with a par and carrying value of approximately $0.8 million. The difference between the par and carrying values is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

In addition to the ARS, the Company acquired $20.9 million in US treasury bills as part of the acquisition of AATI on January 9, 2012. These securities matured or were sold prior to June 29, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 29, 2012.

Due to the illiquid markets for the Company's ARS, these securities are appropriately classified as a Level 3 asset.

The Company has classified its contingent consideration, which is primarily related to the acquisition of SiGe Semiconductor Inc. ("SiGe") in fiscal 2011, as a Level 3 liability. The contingent consideration liabilities were primarily computed based on expected revenue to be generated by the acquired enterprises using a weighted probability income approach. Revenue and other assumptions used in the calculation require significant management judgment. Accordingly, the contingent consideration liabilities are classified as Level 3. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized a reduction of approximately $5.4 million related to the actual calculation of the earn-out obligations during the three months ended June 29, 2012. The resulting gain was recorded in the selling, general and administrative line item on the statement of operations. The Company anticipates a cash payment of approximately $52.9 million to settle the SiGe earn-out during the fourth fiscal quarter.

As of June 29, 2012, assets and liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$201,212	$201,212	$—	$—
Auction rate securities	3,093	—	—	3,093
Total	$204,305	$201,212	$—	$3,093
Liabilities
Contingent consideration liability recorded for business combinations	$53,986	$—	$—	$53,986

The following table summarizes changes to the fair value of the ARS, which is a Level 3 asset (in thousands):

Auction Rate Securities
Balance at September 30, 2011	$2,288
Acquisition related additions	805
Balance at June 29, 2012	$3,093

The following table summarizes changes to the fair value of the contingent consideration, which is a Level 3 liability (in thousands):

Contingent Consideration
Balance at September 30, 2011	$59,400
Changes in fair value	(5,414)
Balance at June 29, 2012	$53,986

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 29, 2012.

5.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	June 29, 2012	September 30, 2011
Raw materials	$26,429	$18,565
Work-in-process	100,247	92,601
Finished goods	73,504	73,633
Finished goods held on consignment by customers	9,767	13,384
Total inventory	$209,947	$198,183

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	As of
	June 29, 2012	September 30, 2011
Land and improvements	$12,009	$11,024
Buildings and improvements	56,685	53,397
Furniture and fixtures	25,163	26,325
Machinery and equipment	586,787	568,563
Construction in progress	46,646	13,929
Total property, plant and equipment, gross	727,290	673,238
Accumulated depreciation	(461,251)	(421,873)
Total property, plant and equipment, net	$266,039	$251,365

7.     GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of September 30, 2011	$663,041
Goodwill recognized through business combinations (Note 2)	138,742
Goodwill adjustments	3,630
Goodwill as of June 29, 2012	$805,413

The increase in goodwill for the nine months ended June 29, 2012 resulted primarily from the acquisition of AATI as discussed in Note 2, Business Combinations in these Notes to the Consolidated Financial Statements. In addition, the Company recorded the final measurement period adjustment resulting in an increase to goodwill related to the acquisition of SiGe.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the nine months ended June 29, 2012.

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	June 29, 2012			September 30, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$78,710	$(32,570)	$46,140	$57,510	$(21,828)	$35,682
Developed technology and other	4.0	87,066	(38,502)	48,564	70,046	(27,039)	43,007
IPR&D	1.8	6,050	(2,129)	3,921	4,510	(260)	4,250
Trademarks	Indefinite	3,869	—	3,869	3,869	—	3,869
Total intangible assets		$175,695	$(73,201)	$102,494	$135,935	$(49,127)	$86,808

The increase in intangible assets for the nine months ended June 29, 2012 resulted from the acquisition of AATI as discussed in Note 2, Business Combinations in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	Remaining 2012	2013	2014	2015	2016	Thereafter
Amortization expense	$8,106	$28,445	$23,264	$20,466	$16,247	$2,097

8.     BORROWING ARRANGEMENTS

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes ("2007 Convertible Notes"). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the "1.25% Notes") which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the "1.50% Notes"). During the nine months ended June 29, 2012, the Company redeemed and retired the remaining $26.7 million of aggregate principal amount of the 1.50% Notes, paying a cash premium of $21.4 million which was accounted for as a reacquisition of equity instruments in accordance with ASC 470-20 - Debt, Debt with Conversions and Other Options.

The following tables provide additional information about the Company's 2007 Convertible Notes (in thousands):

	As of
	June 29, 2012	September 30, 2011
Equity component of the convertible notes outstanding	$—	$6,061
Principal amount of the convertible notes	$—	$26,677
Unamortized discount of the liability component	$—	$588
Net carrying amount of the liability component	$—	$26,089

	Three-months Ended		Nine-months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Effective interest rate on the liability component	—	6.86%	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$—	$100	$105	$300
Effective interest expense recognized	$—	$339	$428	$1,000

9. INCOME TAXES

Income tax provision consisted of the following components (in thousands):

	Three-months Ended		Nine-months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
United States income taxes	$12,372	$17,586	$36,263	$49,236
Foreign income taxes	441	2,625	3,513	4,368
Provision for income taxes	$12,813	$20,211	$39,776	$53,604

As of June 29, 2012, the United States Congress has not taken action to extend the federal tax credit available under the Internal Revenue Code for research and development. Accordingly, the income tax provision for the nine months ended June 29, 2012 does not include the impact of such research and development tax credits earned after December 31, 2011.

For the three and nine months ended June 29, 2012, the difference between the Company's effective tax rate and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions. For the three and nine months ended July 1, 2011, the difference between the Company's effective tax rate and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the recognition of research and development tax credits earned.

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

In accordance with ASC 740 Income Taxes ("ASC 740"), management has determined that it is more likely than not that a portion of the Company's prior and current year income tax benefits will not be realized. Accordingly, as of June 29, 2012, the Company has maintained a valuation allowance of $45.1 million. This valuation allowance is comprised of $31.6 million related to United States state research and experimentation tax credits, of which $5.5 million are state tax credits acquired from AATI in fiscal 2012, and $13.5 million related to the Company's foreign deferred tax assets of which $11.7 million were acquired from SiGe in fiscal 2011.

Realization of benefits from the Company's deferred tax assets, net of valuation allowance, is dependent upon generating United States source taxable income in the future. The existing valuation allowance could be reversed in the future to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of ASC 740.

The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause the Company's effective income tax rate to vary in future periods. The Company will need to generate $203.1 million of United States federal taxable income in future years to utilize all of the Company's net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance, as of June 29, 2012.

During the three months ended June 29, 2012, the Company increased its gross unrecognized tax benefits by $4.0 million to $52.1 million. Of the total unrecognized tax benefits at June 29, 2012, $38.3 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company's valuation allowance and certain positions which were required to be deferred. There are no positions that the Company anticipates could change within the next twelve months. The Company incurred $0.6 million of interest related to unrecognized tax benefits during the nine months ended June 29, 2012. The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

10.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability and warranty, safety and health, employment and contractual matters.

Additionally, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company's financial condition, or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business. Legal costs are expensed as incurred.

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

During the three and nine months ended June 29, 2012, the Company recorded a $5.0 million charge to selling, general and administrative expenses to recognize a contingent liability associated with the probable settlement of a warranty claim. The Company has assessed the possibility of additional charges associated with the warranty claim and other outstanding litigation matters and has determined that there were no additional material losses that were reasonably possible of occurring. The Company monitors the status of these contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies.

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

11.     COMMON STOCK REPURCHASE

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. The Company did not repurchase any shares during the three months ended June 29, 2012. During the nine months ended June 29, 2012, the Company paid approximately $12.4 million (including commissions) in connection with the repurchase of 750,000 shares of its common stock (paying an average price of $16.54 per share). As of June 29, 2012, $117.6 million remained available under the existing share repurchase authorization.

12.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Three-months Ended		Nine-months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$49,317	$51,548	$140,476	$162,376

Weighted average shares outstanding – basic	186,269	183,750	185,144	182,642
Dilutive effect of equity based awards	6,188	5,840	5,461	6,155
Dilutive effect of convertible debt	—	1,790	446	1,831
Weighted average shares outstanding – diluted	192,457	191,380	191,051	190,628

Net income per share – basic	$0.26	$0.28	$0.76	$0.89
Net income per share - diluted	$0.26	$0.27	$0.74	$0.85

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the convertible debt using the treasury stock method.

Equity based awards exercisable for approximately 3.5 million shares and 2.8 million shares were outstanding but not included in the computation of earnings per share for the three months ended June 29, 2012 and July 1, 2011, respectively, as their effect would have been anti-dilutive.

Equity based awards exercisable for approximately 4.9 million shares and 1.5 million shares were outstanding but not included in the computation of earnings per share for the nine months ended June 29, 2012 and July 1, 2011, respectively, as their effect would have been anti-dilutive.

13.     RESTRUCTURING AND OTHER CHARGES

During the nine months ended June 29, 2012, the Company incurred restructuring charges related primarily to the reduction of redundancies associated with the acquisition of AATI. The Company recorded approximately $5.8 million related to employee severance and $0.5 million related to lease termination costs associated with AATI restructuring actions during the nine months ended June 29, 2012. In total, the Company expects to incur approximately $6.4 million in costs related to AATI restructuring activities.

During the fiscal year ended September 30, 2011, the Company implemented a restructuring plan to reduce redundancies associated with the acquisition of SiGe. A $0.7 million charge to restructuring was recorded during the nine months ended June 29, 2012 related to the SiGe restructuring activities. The Company recognized $1.5 million related to SiGe restructuring during the three and nine months ended July 1, 2011.

The Company made cash payments related to restructuring activities of approximately $2.6 million and $6.9 million during the three and nine months ended June 29, 2012, respectively.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility Closings	License and Software Write-offs and Other	Workforce Reductions	Total
Restructuring balance, September 30, 2011	$819	$707	$502	$2,028
Charged to costs and expenses	553	—	7,199	7,752
Cash payments	(145)	(299)	(6,480)	(6,924)
Other	—	4	—	4
Restructuring balance, June 29, 2012	$1,227	$412	$1,221	$2,860

Cash payments related to the restructuring plans are expected to be significantly completed in fiscal 2012.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011.

The following table sets forth the results of our operations expressed as a percentage of net revenue for the three and nine months ended June 29, 2012 and July 1, 2011:

	Three-months Ended		Nine-months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5	56.1	57.3	56.2
Gross profit	42.5	43.9	42.7	43.8
Operating expenses:
Research and development	14.4	12.1	13.6	11.9
Selling, general and administrative	9.6	10.0	10.5	9.7
Amortization of intangibles	2.2	1.1	2.1	0.7
Restructuring and other charges	0.3	0.4	0.7	0.1
Total operating expenses	26.5	23.6	26.9	22.4
Operating income	16.0	20.3	15.8	21.4
Interest expense	—	(0.1)	(0.1)	(0.1)
Gain on early retirement of convertible debt	—	—	—	—
Other income (loss), net	—	—	—	—
Income before income taxes	16.0	20.2	15.7	21.3
Provision for income taxes	3.3	5.7	3.5	5.3
Net income	12.7%	14.5%	12.2%	16.0%

GENERAL

During the three and nine months ended June 29, 2012, certain key factors contributed to our overall results of operations, financial position and cash flows. More specifically:

•
Net revenue increased by 9% and 13% for the three and nine months ended June 29, 2012, respectively when compared to the corresponding periods in the prior fiscal year. These increases were driven by our expanding product portfolio which is the result of both our acquisitions of SiGe Semiconductor, Inc. ("SiGe") in June 2011 and Advanced Analogic Technologies Inc. ("AATI") in January 2012 as well as our internal development of products for new vertical markets including medical, automotive, military and industrial. In addition we benefited from our ability to capture an increasing share of the rising radio frequency ("RF") content per device as major smartphone upgrades continue to displace traditional 2G cellular phones.

•
We completed the acquisition of AATI which further expands our broad portfolio of analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers and accelerates our entry into new vertical markets.

•
We generated $235 million in cash from operations, invested $209 million in cash (net of cash and short-term investments acquired) in the acquisition of AATI and $63 million in cash in manufacturing capacity expansion, retired our remaining debt, consisting of convertible notes for $48 million in cash and repurchased 750 thousand shares of our common stock for approximately $12 million resulting in a cash and equivalents balance of $327 million at June 29, 2012.

NET REVENUE

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Net revenue	$389,038	9.3%	$356,075	$1,147,468	12.9%	$1,016,606

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

We generated net revenue of $389.0 million for the three months ended June 29, 2012, as compared to $356.1 million for the corresponding period in fiscal 2011, an increase of $33.0 million or 9.3%. Net revenue increased by 12.9% or $130.9 million to $1,147.5 million for the nine months ended June 29, 2012, as compared to $1,016.6 million for the corresponding period in fiscal 2011. The increase in revenue was primarily driven by our expanding product portfolio which is the result of both our acquisitions of SiGe and AATI as well as our internal development of products for new vertical markets including medical, automotive, military and industrial. In addition we also benefited from our ability to capture an increasing share of the rising RF content per device as major smartphone upgrades continue to displace traditional 2G cellular phones.

GROSS PROFIT

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Gross profit	$165,302	5.8%	$156,225	$489,424	9.8%	$445,744
% of net revenue	42.5%		43.9%	42.7%		43.8%

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

Gross profit was $9.1 million greater for the three months ended June 29, 2012 as compared to the corresponding period in fiscal 2011. The increase in gross profit was the result of higher unit volumes and lower per unit material and manufacturing costs with an aggregate gross profit benefit of approximately $31.8 million. These benefits were offset by the erosion of average selling price, changes in product mix, the impact of the fair value step-up of acquired inventory related to AATI and higher share-based compensation expense having a combined unfavorable impact on gross profit of approximately $22.7 million. As a result of these negative impacts, gross profit margin decreased from 43.9% for the three months ended July 1, 2011 to 42.5% for the three months ended June 29, 2012.

Gross profit was $43.7 million greater for the nine months ended June 29, 2012 as compared to the corresponding period in fiscal 2011. The increase in gross profit was the result of higher unit volumes and lower per unit material and manufacturing costs with an aggregate gross profit benefit of approximately $122.6 million. These benefits were offset by the erosion of average selling price, changes in product mix, the impact of the fair value step-up of acquired inventory primarily related to AATI and SiGe and higher share-based compensation expense having a combined unfavorable impact on gross profit of approximately $78.9 million. As a result of these negative impacts, gross profit margin decreased from 43.8% for the nine months ended July 1, 2011 to 42.7% for the nine months ended June 29, 2012.

During the nine months ended June 29, 2012, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Research and development	$56,050	30.1%	$43,067	$155,977	28.7%	$121,228
% of net revenue	14.4%		12.1%	13.6%		11.9%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The 30.1% and 28.7% increases in research and development expenses for the three and nine months ended June 29, 2012, respectively, when compared to the corresponding period in fiscal year 2011, are primarily attributable to higher head count and related compensation, including share-based compensation expense resulting from the acquisition of SiGe and AATI, and to a lesser extent, to increased internal product design and development activity for our target markets.

SELLING, GENERAL AND ADMINISTRATIVE

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Selling, general and administrative	$37,463	5.7%	$35,451	$120,609	22.9%	$98,167
% of net revenue	9.6%		10.0%	10.5%		9.7%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

Selling, general and administrative expenses increased by 5.7% and 22.9% for the three and nine months ended June 29, 2012, respectively, as compared to the corresponding period in fiscal 2011. The increase for the three months ended June 29, 2012 is primarily related to the incremental headcount and related compensation expense (including share-based compensation) and a $5.3 million charge related to the resolution of contractual disputes. These charges are partially offset by the change in fair value of the contingent consideration liabilities of $5.4 million, primarily related to the expected SiGe earn-out payment. The Company anticipates making a cash payment of approximately $52.9 million for the SiGe earn-out during the fourth fiscal quarter of 2012.

The increase for the nine months ended June 29, 2012 is primarily related to the incremental headcount and related compensation expense (including share-based compensation), increased legal expense of $9.9 million primarily associated with the acquisition of AATI and $5.8 million in charges related to the resolution of contractual disputes. These charges were partially offset by the change in fair value of the contingent consideration liabilities of $5.4 million associated with the 2011 acquisitions, as noted above.

AMORTIZATION OF INTANGIBLES

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Amortization of intangibles	$8,608	114.9%	$4,006	$24,260	234.8%	$7,246
% of net revenue	2.2%		1.1%	2.1%		0.7%

The increases in amortization expense for the three and nine months ended June 29, 2012 are primarily related to the intangible assets that were recognized in connection with our acquisition of SiGe and AATI.

RESTRUCTURING AND OTHER CHARGES

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Restructuring and other charges	$1,137	(22.9)%	$1,475	$7,752	425.6%	$1,475
% of net revenue	0.3%		0.4%	0.7%		0.1%

The restructuring and other charges for the three months ended June 29, 2012 relate primarily to the restructuring plan to reduce redundancies associated with the acquisition of AATI.

The increase in restructuring and other charges for the nine months ended June 29, 2012 are primarily related to the restructuring plan to reduce redundancies associated with the acquisitions of AATI and SiGe. The restructuring and other charges for the three and nine months ended July 1, 2011 relate to the restructuring plan associated with the acquisition of SiGe.

PROVISION FOR INCOME TAXES

	Three-months Ended			Nine-months Ended
	June 29, 2012	Change	July 1, 2011	June 29, 2012	Change	July 1, 2011
(dollars in thousands)
Provision for income taxes	$12,813	(36.6)%	$20,211	$39,776	(25.8)%	$53,604
% of net revenue	3.3%		5.7%	3.5%		5.3%

The provision for income taxes was $12.8 million ($12.4 million and $0.4 million for United States and foreign income taxes, respectively) and $39.8 million ($36.3 million and $3.5 million for United States and foreign income taxes, respectively) for the three and nine months ended June 29, 2012, respectively. The effective tax rates for the three and nine months ended June 29, 2012 were 20.6% and 22.1%, respectively, as compared to 28.2% and 24.8% for the three and nine months ended July 1, 2011, respectively.

The difference between our effective tax rate for the three months ended June 29, 2012 of 20.6% and the effective tax rate for the three months ended July 1, 2011 of 28.2% is primarily due to an increase in our recognition of foreign earnings in lower tax jurisdictions.

The difference between our year to date effective tax rate of 22.1% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions, the recognition of research and development tax credits earned, and the domestic production activities deduction, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Nine-months Ended
(dollars in thousands)	June 29, 2012	July 1, 2011
Cash and cash equivalents at beginning of period (1)	$410,087	$453,257
Net cash provided by operating activities	234,885	243,019
Net cash used in investing activities	(272,066)	(335,200)
Net cash used in financing activities	(45,808)	(51,431)
Cash and cash equivalents at end of period (1)	$327,098	$309,645
_________________________
(1)Excludes restricted cash balances

Cash Flow from Operating Activities:
Cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended June 29, 2012, we generated $234.9 million of cash flow from operating activities, a decrease of $8.1 million when compared to $243.0 million generated during the nine months ended July 1, 2011. The decrease in cash flow from operating activities during the nine months ended June 29, 2012 was related to lower net income combined with a net cash outflow from changes in operating assets and liabilities partially offset by an increase in non-cash amortization of intangibles, depreciation and share-based compensation expense. Specifically, the changes in operating assets were increases of $58.5 million in accounts receivable due to the timing of customer shipments triggered by a need to respond to key customer program ramp-ups and $6.2 million in other current assets primarily relating to taxes and pre-paid assets. The offsetting changes in operating liabilities were increases of $17.1 million in other current and long-term liabilities primarily related to long-term tax liabilities and an accrual for a probable legal settlement (which is fully described in Note 10 of the Notes to the Consolidated Financial Statements contained in Part 1, Item 1 in this Quarterly Report on Form 10-Q) and accounts payable of $10.2 million due to the timing of vendor payments.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of cash paid for acquisitions, net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of short-term and other investments. Cash flow used in investing activities was $272.1 million during the nine months ended June 29, 2012, compared to $335.2 million during the nine months ended July 1, 2011. Cash used in investing activities decreased primarily because we used more cash to pay for the acquisition of SiGe in 2011 than we did for the acquisition of AATI in 2012, in each instance, net of cash acquired and reduced capital expenditures between the periods. In the nine months ended June 29, 2012 we used $229.6 million of cash, net of cash acquired, for the acquisition of AATI. In addition, during the nine months ended June 29, 2012 we invested $63.3 million in capital expenditures, primarily related to the purchase of manufacturing equipment to support increased production at our assembly and test facility in Mexicali, Mexico and to a lesser extent, our wafer fabrication facilities located in California and Massachusetts. During the nine months ended July 1, 2011, we invested $85.4 million in capital expenditures. Capital expenditures for the nine months ended July 1, 2011 were higher as we invested in expanding assembly and test capacity at our manufacturing facilities in anticipation of accelerating demand from key customers. Our uses of cash during the nine months ended June 29, 2012 were partially offset by $20.9 million in proceeds we received upon the sale and maturity of short-term investments acquired as part of our acquisition of AATI during the nine months ended June 29, 2012.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to our debt and equity. During the nine months ended June 29, 2012, we had net cash outflows from financing activities of $45.8 million, compared to net cash outflows from financing activities of $51.4 million during the nine months ended July 1, 2011. During the nine months ended June 29, 2012, we had the following significant uses of cash:

•	$48.1 million in connection with the redemption and retirement of the remaining $26.7 million aggregate principal amount of our 1.50% convertible subordinated notes due March 2012;

•	$16.5 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards; and

•	$12.4 million related to our repurchase of approximately 750,000 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $22.2 million and an excess tax benefit from stock option exercises of $8.9 million during the nine months ended June 29, 2012.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash which is used to collateralize outstanding letters of credit for insurance and lease obligations) decreased by $83.0 million from $410.1 million at September 30, 2011 to $327.1 million at June 29, 2012. During the nine months ended June 29, 2012, we used $229.6 million in cash, net of cash acquired, in connection with the acquisition of AATI and paid cash of $63.3 for capital expenditures and $48.1 million to retire the remaining $26.7 million of aggregate principal amount of our 1.50% convertible subordinated notes due March 2012. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, $54.0 million in contingent consideration for our completed acquisitions, which will be substantially paid in the three months ended September 28, 2012, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient cash or capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit.

Our cash, cash equivalents and restricted cash balance of $327.9 million at June 29, 2012 consisted of $217.1 million held domestically and $110.8 million held by foreign subsidiaries. Of the amount of cash, cash equivalents and restricted cash held by our foreign subsidiaries at June 29, 2012, approximately $31.5 million is indefinitely reinvested and would be subject to material tax effects if repatriated.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our 2011 10-K, as amended by Amendment No. 1 to the 2011 10-K, filed with the SEC on January 30, 2012, have not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for comprehensive income to require an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present the components of other comprehensive income as part of the statement of equity. The guidance will be effective for us beginning in the first quarter of fiscal 2013 and should be applied retrospectively. The adoption of the guidance will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board revised the authoritative guidance for goodwill and other intangibles to allow entities the ability to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The guidance will be effective for us beginning in fiscal 2013. The adoption of this guidance will not impact our annual goodwill impairment test, financial position or results of operation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of June 29, 2012 consisted of the following (in thousands):

Cash and cash equivalents (time deposits and money market funds)	$327,098
Restricted cash (time deposits and certificates of deposit)	817
Carrying value of available for sale securities (auction rate securities)	3,093
$331,008

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability and warranty, safety and health, employment and contractual matters.

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

During the three and nine months ended June 29, 2012, the Company recorded a $5.0 million charge to selling, general and administrative expenses to recognize a contingent liability associated with the probable settlement of a warranty claim. The Company has assessed the possibility of additional charges associated with the warranty claim and other outstanding litigation matters and has determined that there were no additional material losses that were reasonably possible of occurring. The Company monitors the status of these contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended June 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
03/31/12-04/27/12	13,743	$26.40 (2)	—	$117.6 million
04/28/12-05/25/12	20,831	$27.79 (2)	—	$117.6 million
05/26/12-06/29/12	14,275	$26.94 (2)	—	$117.6 million
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
X

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SKYWORKS SOLUTIONS, INC.

Date:	August 1, 2012	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)