Form 10-K
period 2012-09-28
SKYWORKS SOLUTIONS, INC.
filed 2012-11-21
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2012 OR

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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 30, 2012) was approximately $5,196,462,500. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 13, 2012 was 194,321,490.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 28, 2012

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “believes”, “expects”, “may”, “will”, “would”, “should”, “could”, “seek”, “intends”, “plans”, “projects”, “potential”, “continue”, “estimates”, “targets”, “anticipates”, “predicts” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:

•	our plans to develop and market new products, enhancements or technologies and the timing of these development and marketing plans;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our estimates of our expenses, future revenues and profitability;

•	our estimates of the size of the markets for our products and services;

•	our expectations related to the rate and degree of market acceptance of our products; and

•	our estimates of the success of other competing technologies that may become available.

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

This Annual Report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we”, “our”, “ours”, “us”, and "the Company" refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:

•	BiFET (Bipolar Field Effect Transistor): integrates indium gallium phosphide (InGaP) based hetrojunction bipolar transistors (HBTs) with field effect transistors (FETs) on the same GaAs substrate

•
CATV (Cable Television): a system of providing television to consumers via radio frequency signals transmitted to televisions through fixed optical fibers or coaxial cables as opposed to the over-the-air method used in traditional television broadcasting

•	CDMA (Code Division Multiple Access): a method for transmitting multiple digital signals over the same carrier frequency

•	CMOS (Complementary Metal Oxide Semiconductor): a technology of constructing integrated circuits

•	EDGE (Enhanced Data Rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GaAs (Gallium Arsenide): a compound of the elements gallium and arsenic that is used in the production of semiconductors

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	HBT (Heterojunction Bipolar Transistor); a type of bipolar junction transistor which uses differing semiconductor materials for the emitter and base regions, creating a heterojunction

•	LTE (Long Term Evolution): 4th generation ("4G") radio technologies designed to increase the capacity and speed of mobile telephone networks

•	pHEMT (Pseudomorphic High Electron Mobility Transistor): a type of field effect transistor incorporating a junction between two materials with different band gaps

•	RFID (Radio Frequency Identification): refers to the use of an electronic tag (typically referred to as an RFID tag) for the purpose of identification and tracking objects using radio waves

•	Satcom (Satellite Communications): where a satellite stationed in space is used for the purpose of telecommunications

•	SOI (Silicon On Insulator): technology refers to the use of layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing

•	TDMA (Time Divisional Multiple Access): technology for delivering wireless digital service using time division multiplexing

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a third generation wireless services ("3G") mobile communications standard, being pursued in the People’s Republic of China

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates

•	WEDGE: an acronym for technologies that support both WCDMA and EDGE wireless communication systems

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes

Skyworks, Breakthrough Simplicity, the star design logo, Trans-Tech and SkyOne are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.

PART l

ITEM 1. BUSINESS

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors. Leveraging core technologies, Skyworks supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. Our portfolio consists of amplifiers, attenuators, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, lighting and display solutions, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics. Our key customers include Cisco, Ericsson, Foxconn, General Electric, Google, Honeywell, HTC, Huawei, Itron, LG Electronics, Nokia, Northrop Grumman, Philips, Samsung, Sensus, Siemens, Toshiba and ZTE. Our competitors include Analog Devices, Avago Technologies, Hittite Microwave, Linear Technology, Maxim Integrated Products, Peregrine Semiconductor, RF Micro Devices and Triquint Semiconductor.

In January 2012, we acquired Advanced Analogic Technologies Inc. ("AATI") and expanded our entry into vertical markets with highly complementary analog semiconductor products including battery chargers, DC/DC converters, voltage regulators and LED drivers. The analog power management semiconductors represent a strategic growth market for us with wireless connectivity and energy-efficient power management devices for consumer electronics, computing and communications markets.

In June 2011, we acquired SiGe Semiconductor, Inc. (“SiGe”) and expanded our RF front-end solutions that facilitate wireless multimedia across a wide range of applications. The acquisition of SiGe complements our strong position in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, we now offer customers a more comprehensive wireless networking product portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.

Headquartered in Woburn, Massachusetts, we are a Delaware corporation that was formed in 1962. We changed our corporate name from Alpha Industries, Inc. to Skyworks Solutions, Inc. on June 25, 2002, following a business combination. We operate worldwide with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained on our website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC's Internet address at www.sec.gov.

INDUSTRY BACKGROUND

Insatiable consumer demand for anytime, anywhere, always-on wireless connectivity is creating an unprecedented need for high performance analog semiconductor solutions at the wireless access point, within the network cloud and across the supporting infrastructure. This phenomenon has and continues to radically change the way we live, work and play as well as how we communicate. Given that the initial proliferation of these technologies is taking place predominantly in developed countries, we expect further worldwide penetration over the coming years. In fact, according to a June 2012 market research report from Infonetics, the number of global mobile broadband subscribers is expected to grow from 846 million in 2011 to over 2.5 billion subscribers by 2016. In a September 2012 report, the research firm NPD Group said it expects that annual shipments of smartphones, which are at the heart of the mobile Internet, will surpass one billion units by 2016, up from 491 million units in 2011. Similarly, annual shipments of computing tablets, a lower cost alternative to personal computers, are expected to grow significantly, from 73 million units in 2011 as estimated by NPD in a January 2012 report to over 250 million units by 2016. Today's smartphones and tablets can seamlessly take and share pictures, download music, connect to social media networks, provide GPS navigation, stream videos, enable video conferencing, provide voice support services and advice and access a host of Web-based content and applications. This list of ever increasing features and functionalities is delivered in ever thinner platforms with need for extended battery life.

Meanwhile, content providers such as Google Inc., Microsoft Corporation, HBO (a division of Time Warner, Inc.), and Amazon.com, Inc., are building massive libraries of cloud-based, on-demand content. The result is an exploding desire to be connected to the cloud for both entertainment content and personal storage. Supporting cloud-based services requires adding Bluetooth, HSPA, Wi-Fi, GPS and ZigBee® technologies to 2G, 3G and 4G air interface capabilities and embedding them into products ranging from smartphones to tablets, media players and set top boxes.

All of this activity is stressing traditional infrastructure networks. According to Cisco Systems, Inc.'s 2012 VNI global IP traffic forecast, or the Cisco Report, traffic from wireless networking and mobile access is expected to exceed traffic from wireline devices by 2014, with mobile data expected to increase 18-fold between 2011 and 2016. The significant increase in traffic is being driven by more Internet users and exploding video content. The Cisco Report projects there will be nearly 18.9 billion network connections, almost 2.5 connections for each person on earth, compared to 10.3 billion in 2011 and that by 2016, 1.2 million minutes of video, the equivalent of 833 days, will travel the Internet every second.

High Performance Analog Semiconductors

Outside of the smartphone and tablet markets, wireless technologies are growing across a number of new and exciting vertical applications. The market for analog semiconductors, characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified spanning a wide variety of end markets including smart energy, power management and machine-to-machine applications, to name just a few.

Smart Energy
Following a decade of promise, smart energy is poised to grow significantly. According to a 2010 study by ABI Research, cumulative global investment in smart grids will exceed $45 billion by 2015, as both governments and utilities repair, upgrade and transform their aging energy supply and transmission infrastructure. Smart grids offer utilities real-time, two-way communications with each segment of the electrical grid, assessing loads, usage, and efficiency twenty-four hours a day. Much of the developed world relies on energy transmission technology and infrastructure that was built between 60 to 80 years ago, and it's beginning to show its age, particularly as consumers experience usage restrictions and brownouts globally. Home and building automation applications in particular are beginning to gain real momentum given consumer demand for green technologies, enhanced security and energy conservation.

Power Management
Power management also provides us with significant growth and diversification opportunities, representing a market potential itself of approximately $2 billion for camera flash drivers and related analog devices in smartphones, as well as products in e-book readers and displays, cable modems and LED lighting. For example, the adoption of cameras in smartphones, along with consumers' expectations for high-quality photographs, is driving accelerated implementation of camera flash drivers in mobile platforms. According to Gartner, Inc., in its September 2011 Market Trends: Digital Camera Function in Mobile and Consumers Electronics report, or the Gartner Camera Report, mobile phone cameras will grow from approximately 1.6 billion units in 2011 to over 2.2 billion units by 2015, penetrating 92 percent of mobile phones worldwide.

Machine to Machine
Beyond connecting places and people, the next phase of the Internet's evolution will be to connect things. Commonly referred to as machine-to-machine connectivity, the internet of things or hyper connectivity, connecting things is based on the simple principle that anything that can be connected to the network will be connected to the network. Smaller, more powerful processors, the growing availability of LTE, higher resolution sensors, and technologies such as thin-film and embedded software are helping make machine- to-machine a reality. In fact, according to an October 2012 Scotiabank report, Ericsson estimates that by 2020 there will be 50 billion machines connected to the Internet, versus an estimated 140 million today. In that same report, Scotiabank estimates that by 2022, there will be 6.1 billion devices with a cellular connection to the network with 2.3 billion added that same year. Scotiabank also believes automotive and medical business sectors will likely be the biggest markets in machine-to-machine connectivity, expected to represent an estimated $1.2 trillion by 2020. For example, while only roughly 5% of cars have mobile communications today, within three to five years, all new cars are expected to have mobile connections. The automobile, in particular, encompasses an array of solutions that connectivity would allow from public safety and reduced fuel consumption to enhanced entertainment features and increased integration into one's smartphone.

Each of these macro trends represents significant growth opportunities for Skyworks given our differentiated product portfolio, scale, original equipment manufacturer relationships and integration skill sets.

SKYWORKS' STRATEGY

Skyworks' overall strategy is to enable mobile connectivity through semiconductor innovation. Key elements in our strategy include:

Diversifying Our Business

We are diversifying our business in three areas: our addressed markets, our customer base and our product offerings. This multi-level diversification results in stronger and more consistent financial returns. By leveraging our core analog and mixed signal technology, we are able to deliver a growing family of solutions to an expanding set of increasingly diverse end markets and customers. We have steadily grown our business beyond just mobile devices (where we support all top-tier manufacturers including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets including infrastructure, smart energy, wireless networking, automotive and medical. In these markets, we take advantage of our scale, intellectual property and worldwide distribution network and invest in our product pipeline so we can expand our addressable markets beyond the over 2,000 customers and over 2,500 analog components currently marketed. We are growing our product portfolio beyond our traditional served markets through a combination of internal developments and targeted acquisitions. This enables us to add incremental addressable content per device to our core available market and generate market traction by cross-selling these products throughout a rapidly expanding customer base.

Leveraging Industry-Leading Technology

As the industry migrates to multimode, multiband EDGE, WEDGE, WCDMA and LTE architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of RF complexity in the transmit and receive chain. The trend towards increasing RF complexity in smartphones and other mobile devices plays directly into Skyworks' core strengths and uniquely positions us to address these challenges. We believe that we offer the broadest portfolio of RF and analog solutions from the transceiver to the antenna as well as all required process technologies. Our expertise includes SOI, high power, GaAs, CMOS, HBT, pHEMT, BiFET and silicon germanium processes. We also hold strong technology leadership positions in passive devices, as well as advanced integration including proprietary shielding and 3-D die stacking. Our product portfolio is reinforced by a library of nearly 1,000 patents and other intellectual property. Together, our industry-leading core competencies enable us to deliver the highest levels of product performance and integration.

Broadening and Deepening Customer Relationships

Given our scale and technology leadership, we are engaged with all handset original equipment manufacturers, smartphone providers and baseband reference design partners. Our customers leverage the strength of our supply chain, our technology and our system engineering expertise in a way that allows us to create a deep customer loyalty. We sit side by side with our customers and focus on meeting their complex RF needs. We partner with our customers to support their long term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Delivering Operational Excellence

We either vertically integrate our supply chain where we can create a competitive advantage, or enter into alliances and strategic relationships for leading-edge capabilities where we do not identify a competitive advantage. This hybrid manufacturing approach allows us to better balance our capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we have therefore been able to maintain margins and been able to achieve our desired return on invested capital on a broader range of revenue.

Additionally, we continue to focus on trying to achieve the industry's shortest product cycle times and highest yields. The combination of agile, flexible capacity combined with world-class module capabilities gives us significant scale, along with a low product cost structure for integrating multiple technologies into highly sophisticated multi-chip modules.

Maintaining a Performance Driven Culture

We consider our people and corporate culture to be a competitive advantage and a key element of our overall strategy. We create key performance indicators that align employee performance with corporate strategy and link responsibilities with performance measurement. Accountability is paramount and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is well below semiconductor industry averages.

Generating Superior Operating Results and Shareholder Returns

We seek to generate financial returns that are comparable to a highly diversified analog semiconductor company while delivering growth rates representative of a mobile internet company.  Given our business mix, volume and utilization we strive to achieve a best in-class return on investment and operating income to reward shareholders with increasing returns.

SKYWORKS' PRODUCT PORTFOLIO

Our product portfolio consists of:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-End Modules: power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•
Optocouplers/Optoisolators: a semiconductor device that allows signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops (PLL): closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

MARKETING AND DISTRIBUTION

Our products are primarily sold through a direct Skyworks sales force. This team is globally deployed across all of our major market regions. In some markets we supplement our direct sales effort with independent manufacturers' representatives and distribution partners, some of which are franchised globally with others focused in specific regional markets.

Our sales engagement begins at the earliest stages of the design of an existing or potential customer's product. We strive to provide close technical collaboration with our customers and reference design partners at the inception of new programs. These relationships allow our team to facilitate customer-driven solutions, which leverage the unique strength of our intellectual property and product portfolio while providing high value and greatly reducing time-to-market.

We believe the technical and complex nature of our products and markets demand an extraordinary commitment to maintain close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, procurement, logistics and project management. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management.

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

CUSTOMER CONCENTRATION

In fiscal year 2012, Foxconn Technology Group ("Foxconn") and Samsung Electronics were our largest customers, each of which accounted for greater than ten percent of our net revenue. For further information regarding concentrations see Note 18 to Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or have a license to use numerous United States and foreign patents and patent applications related to our products, our manufacturing operations and processes, and our other activities. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, devices, algorithms, processes and other intellectual property. Our efforts may not meaningfully protect our intellectual property, and others may independently develop substantially equivalent or superior proprietary technologies, devices, algorithms, processes or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore, we seek to generate high gross margin revenue through the sale and license of non-core intellectual property and we occasionally purchase intellectual property. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

COMPETITIVE CONDITIONS

The competitive environment in the semiconductor industry is in a constant state of flux, with new products continually emerging and existing products approaching technological obsolescence. We compete on the basis of time-to-market, new product innovation, quality, performance, price, compliance with industry standards, strategic relationships with customers and baseband vendors, personnel and protection of our intellectual property. We participate in highly competitive markets against numerous competitors that may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products than we can.

RESEARCH AND DEVELOPMENT

Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $212.5 million, $168.6 million and $134.1 million in research and development activities during the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010, respectively. The increase in research and development expense is a result of the additional headcount and development activities associated with the acquisitions of AATI and SiGe, as well as increases in our internal product design and development for our target markets. Our research and development activities include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, developing new packaging and test capabilities and researching next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. Consequently, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Certain of our suppliers consign raw materials to us at our manufacturing facilities which we take title to as needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

BACKLOG AND INVENTORY

Our sales are made pursuant to standard purchase orders and/or specified customer contracts for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. We also maintain Skyworks-owned finished goods inventory at certain customer “hub” locations. We do not recognize revenue until these customers consume the Skyworks-owned inventory from these hub locations. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volume could result in a reduction in revenue and us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

ENVIRONMENTAL REGULATIONS

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Most of our customers have mandated that our products comply with various local, regional and national “green” initiatives initiated by our customers or the locations in which they operate. We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. Environmental regulations are subject to change in the future, and accordingly we are unable to assess the possible effect of compliance with future requirements.

SEASONALITY

Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as smartphones and tablet computing devices. The highest demand for our products generally occurs in our first fiscal quarter ending in December. The lowest demand for our handset products generally occurs in our second fiscal quarter.

GEOGRAPHIC INFORMATION

For information regarding net revenue by geographic region for each of the last three fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K.

EMPLOYEES

As of September 28, 2012, we employed approximately 4,700 employees world-wide (as compared to 4,400 as of September 30, 2011). Approximately 550 of our employees in Mexico are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us present significant risks to our business at this time also may impair our business operations, financial condition or results from operations.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Continued uncertain economic conditions worldwide, together with other factors such as the volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. Although we believe that the market for our semiconductor products has stabilized to some extent, continued uncertainty and economic weakness could result in a market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, and restructuring and/or impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

Our operating results may be adversely affected by quarterly and annual fluctuations and market downturns.

Our revenues, earnings and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.

These factors include, among others:

•	changes in end-user demand for the products (principally smartphones) manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of materials and services from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customers,

•	our ability to continue to generate revenues by licensing and/or selling non-core intellectual property, and

•	intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property.

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

•	the volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	our performance and prospects,

•	the performance and prospects of our major customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates, price targets or buy/sell recommendations by analysts,

•	domestic and international political conditions,

•	domestic and international tax and fiscal policy decisions (including the possibility of expiring tax cuts combined with mandatory reductions in federal spending in the United States), and

•	the ability to successfully identify, acquire and integrate acquisition candidates.

Public stock markets have experienced price and trading volume volatility. This volatility has and continues to significantly and negatively affect the market prices of securities of many technology companies, including the market price of our common stock. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

The wireless communications and analog semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and rapid loss of market share and may materially and adversely affect our business, financial condition and results of operations.

The wireless communications semiconductor industry in general and the other analog markets in which we compete in particular are very competitive. We compete with United States and international semiconductor manufacturers of all sizes in terms of resources and market share, including Analog Devices, Avago Technologies, Hittite Microwave, Linear Technologies, Maxim Integrated Products, Peregrine Semiconductor, RF Micro Devices, and Triquint Semiconductor.

We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing gross margin and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

•	rapid time-to-market and product ramp,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product price,

•	features available in products,

•	alignment with customer performance specifications,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to and protection of intellectual property,

•	ability to partner with/ participate in reference designs of baseband vendors, and

•	maintaining access to manufacturing capacity, raw materials, supplies and services at a competitive cost.

We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:

•	long presence in key markets,

•	brand recognition,

•	high levels of customer satisfaction,

•	strong baseband partnership/ participation in reference designs,

•	a broad product portfolio allowing them to bundle product offerings,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.

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

The semiconductor industry generally and, in particular, many of the markets into which we sell our products are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration, increased miniaturization, reduced power consumption and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:

•	to anticipate customer and market requirements and changes in technology and industry standards,

•	to obtain sufficient manufacturing capacity to meet customer demand,

•	to define new products that meet customer and market requirements,

•	to complete development of new products and bring products to market on a timely basis,

•	to differentiate our products from offerings of our competitors,

•	for overall market acceptance of our products,

•	to lengthen the time that a particular product is in demand, and

•	to obtain adequate intellectual property protection for our new products.

Our ability to manufacture current products, and to develop new products, depends on, among other factors, the viability and flexibility of our own internal information technology systems.

We continually evaluate expenditures for planned product development and to choose among alternative technologies based on our understanding of customer technical requirements, new industry standards and expectations of future market growth. We may not be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers' requirements, our business and results of operations would be materially and adversely harmed.

In addition, prices of many of our products decline, sometimes significantly, over time. Our products may become obsolete earlier than planned or may not have life cycles long enough to allow us to recoup the cost of our investment in designing such products. Accordingly, we believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We may not be able to continue to reduce the cost of producing and delivering our products and thereby remain competitive.

If Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.

Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier's product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.

Our manufacturing processes are extremely complex and specialized and disruptions could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment in which our products are produced, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of our products to be rejected or to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material and adverse effect on our business.

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors and customers. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue.

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption in production at our Newbury Park, California or Woburn, Massachusetts semiconductor wafer fabrication facilities as well as our assembly and test facility in Mexicali Mexico for any reason, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to warranty claims, product recalls and liability claims.

Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are capped at significant amounts, or are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs associated with product recalls, or other obligations under customer contracts. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results.

We may not be able to maintain and improve manufacturing yields that contribute positively to our gross margin and profitability.

Minor deviations or disturbances in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended and impact our ability to meet customer demand on a timely basis. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of accurately forecasting manufacturing yields and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products. Our manufacturing operations may also face pressures arising from the compression of product life cycles, which may require us to manufacture new products faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.

We are dependent upon third parties for the manufacture, assembly and testing of our products.

We rely upon independent wafer fabrication facilities, called foundries, to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:

•	the lack of wafer supply, potential wafer shortages and higher wafer prices,

•	limited ability to respond to unanticipated changes in customer demand,

•	limited control over delivery schedules, manufacturing yields, production costs and quality assurance, and

•	the inaccessibility of, or delays in, obtaining access to, key process technologies.

Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use for our standby manufacturing capacity may allocate their limited capacity to the production requirements of other customers and we have no contractual right to prevent them from making such allocations. If we choose to use a new foundry to replace either existing or backup capacity, it will typically take an extended period of time for us to complete our qualification process for that foundry which will result in a significant passage of time before we can begin shipping products from that new foundry.

Further, the third-party foundries may experience financial difficulties, be unable to deliver products to us in a timely manner or suffer damage or destruction to their facilities, particularly since some of them are located in areas prone to natural disasters. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties or delays in securing an adequate supply of our products, which could impair our ability to meet our customers' needs and have a material adverse effect on our operating results.

Although we own and operate an assembly and test facility, we still depend on subcontractors to package, assemble and test certain of our products at cost-competitive rates. We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations.

We are dependent upon third parties for the supply of raw materials and components.

Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components, as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such supplies or material at a competitive cost. If a supplier were unable to meet our delivery schedules or if we lost a supplier or a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected. In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated.

Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.

Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal year 2012 two customers, Foxconn and Samsung Electronics each accounted for greater than ten percent of our net revenue. For further discussion see Note 18 to Item 8 of this Annual Report on Form 10-K.

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

Our sales are made pursuant to individual purchase orders, master service agreements, etc. and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have rights to return unsold products if the product is defective. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer's ability to make timely payments to us for non-returnable products could be impaired.

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

We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles and increasing levels of integration. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology are not available on commercially reasonable terms and conditions or at all, and we cannot otherwise acquire or integrate such technology, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.

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

A substantial majority of our net revenue is derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations, including changes in commodities prices related to such fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	labor market conditions and worker's rights,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•
restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, increased import or export controls and tariffs),

•	changes in, or non-compliance with, legal or regulatory import/export requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	limitations on the repatriation of funds,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	direct or indirect government actions or policies aimed at supporting local industry,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments could adversely affect our results of operations,

•	changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates

•	results of audits and examination of previously filed tax returns,

•	the possibility of being exposed to legal proceedings in a foreign jurisdiction,

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction, and

•	restrictions on our ability to repatriate foreign earnings or unfavorable tax impactions related to the same.

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

We are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China's continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers which would result in a negative impact on our business and results of operations.

We face a risk that capital needed for our business will not be available when we need it.

To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities or repay future debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.

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

In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

Increasingly stringent environmental laws, rules and regulations may require us to redesign our existing products and processes, and could adversely affect our ability to cost-effectively produce our products.

The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. Heightened public focus on sustainability and environmental issues has also led to increased government regulation and caused certain of our customers to impose environmental standards on us as a part of doing business with them. We expect that the trend of increasing environmental awareness will continue for the foreseeable future which will result in higher costs of operations. In addition, our commitment to environmentally sustainable practices, while undertaken in a manner designed to be as efficient and cost effective as possible, may result increases in costs of operations for us relative to our competitors until technologies and methods are developed that will help reduce those costs or such practices become industry best practice.

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

The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities in calendar 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the U.S. Congress may pass federal greenhouse gas legislation in the future. The U.S. Environmental Protection

Agency (“EPA”) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.

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

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our solutions and those of our licensees and customers. In recent years, the Federal Communications Committee ("FCC") and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for wireless communications devices that contain our products.

Our gallium arsenide semiconductors may cease to be competitive with silicon alternatives.

Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Further, silicon based designs offer alternatives within the system architecture which are unavailable for gallium arsenide based designs. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over their silicon-based counterparts. Although we manufacture and sell silicon-based power amplifiers, if we do not continue to offer gallium arsenide products that provide sufficiently superior performance to justify the cost differential, our operating results may be materially and adversely affected. We expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We may not continue to identify products and markets that require performance attributes of gallium arsenide products.

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

Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance and acquisition prospects that would complement our product offerings, augment our market coverage or enhance our technological capabilities. We may not be able to identify and consummate suitable investment, alliance or acquisition transactions in the future. Moreover, if such transactions are consummated, they could result in:

•	issuances of equity securities dilutive to our stockholders,

•	large, transactions, restructuring or other impairment write-offs,

•	the incurrence of substantial debt and assumption of unknown liabilities,

•	the potential loss of key employees from the acquired company,

•	recognition of additional liabilities known or unknown at the time of acquisition,

•	amortization expenses related to intangible assets, and

•	the diversion of management's attention from other business concerns.

Moreover, integrating acquired organizations and their products and services may be difficult, expensive, time-consuming and a strain on our resources and our relationship with employees and customers and ultimately may not be successful. Additionally, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.

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

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. In addition, we expect to devote additional resources to the security of our information technology systems.

Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.

There is significant uncertainty regarding the stability of global credit and financial markets, exacerbated by the ongoing European debt crisis. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Uncertainty regarding the future stability of the Euro Zone could cause the value of the Euro to deteriorate, thus reducing the purchasing power and demand from of our European customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays and increased accounts receivable defaults. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 18 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Irvine, California	Leased	63,400	Design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Santa Clara, California	Leased	42,200	Design center
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Seoul, Korea	Leased	22,900	Design center
Ottawa, Ontario	Leased	22,800	Design center

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 13, 2012, was 27,043.

	Fiscal Years Ended
	September 28, 2012		September 30, 2011
	High	Low	High	Low
First quarter	$22.40	$14.04	$29.18	$20.08
Second quarter	28.66	16.78	36.98	29.19
Third quarter	28.40	23.31	31.46	21.70
Fourth quarter	31.18	23.18	27.00	17.96

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/30/12-7/27/12	5,761(2)	$26.56	—	$117.6 million
7/28/12-8/24/12	6,999(2)	$28.35	—	—
8/25/12-9/28/12	45,642(2)	$30.52	—	—
_________________________
(1) On August 3, 2010, the Board of Directors approved a share repurchase program, pursuant to which we were authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. We repurchased a total of 3,518,045 shares at an average price of $23.42 for a total of $82.4 million during the program which expired on August 3, 2012.

(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

On November 8, 2012, the Board of Directors approved a new share repurchase program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 8, 2014; however, it may be suspended, discontinued or extended at any time prior to November 8, 2014 upon approval of the Board of Directors. This repurchase program will be funded with our working capital.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to September 30. Fiscal years 2012, 2011, 2010 and 2009 each consisted of 52 weeks and ended on September 28, 2012, September 30, 2011, October 1, 2010, and October 3, 2009, respectively. Fiscal year 2008 consisted of 53 weeks and ended on October 3, 2008. The results of operations, assets and liabilities associated with the acquisition of Advanced Analogic Technologies Inc. ("AATI") completed during the fiscal year ended September 28, 2012 have been included in the consolidated statements of operations from the acquisition date (January 9, 2012) and are reflected in the balance sheet as of September 28, 2012. AATI's contributions to our consolidated results of operations for the fiscal year ended September 28, 2012 were insignificant. The transaction costs associated with the AATI acquisition are included within selling, general and administrative expenses for the fiscal year ended September 28, 2012.

	Fiscal Year
	2012	2011	2010	2009	2008
(In thousands except per share data)
Statement of Operations Data:
Net revenue	$1,568,581	$1,418,922	$1,071,849	$802,577	$860,017
Operating income	$255,634	$295,324	$199,744	$71,703	$90,371
Operating margin	16.3%	20.8%	18.6%	8.9%	10.5%
Net income	$202,078	$226,585	$137,294	$94,983	$111,006
Earnings per share:
Basic	$1.09	$1.24	$0.78	$0.57	$0.69
Diluted	$1.05	$1.19	$0.75	$0.56	$0.67

	As of
Balance Sheet Data:	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009	October 3, 2008
Working capital	$700,659	$569,238	$585,541	$393,884	$345,916
Property, plant and equipment, net	$279,383	$251,365	$204,363	$162,299	$173,360
Total assets	$2,136,646	$1,890,389	$1,564,052	$1,352,591	$1,235,371
Long-term debt (1)	$—	$—	$24,743	$41,483	$119,500
Stockholders’ equity	$1,905,475	$1,609,095	$1,316,596	$1,108,779	$961,604
(1)Effective October 3, 2009, the Company adopted ASC 470-20 - Debt, Debt with Conversions and Other Options in accordance with GAAP. The Company's financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We, together with our consolidated subsidiaries, are an innovator of high performance analog semiconductors. Leveraging core technologies, we support automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, smartphone, tablet and wireless networking applications. The Company's portfolio consists of amplifiers, attenuators, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure radio frequency ("RF") subsystems, isolators, lighting and display solutions, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics. Key customers include Cisco, Ericsson, Foxconn, General Electric, Google, Honeywell, HTC, Huawei, Itron, LG Electronics, Nokia, Northrop Grumman, Philips, Samsung, Sensus, Siemens, Toshiba and ZTE. Competitors include Analog Devices, Avago Technologies, Hittite Microwave, Linear Technology, Maxim Integrated Products, Peregrine Semiconductor, RF Micro Devices and Triquint Semiconductor.

BASIS OF PRESENTATION

Our fiscal year ends on the Friday closest to September 30 of each year. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks and ended on September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

The results of operations, assets and liabilities associated with the acquisition of Advanced Analogic Technologies Inc. ("AATI") completed during the fiscal year ended September 28, 2012 have been included in the consolidated statements of operations from the acquisition date (January 9, 2012) and are reflected in the balance sheet as of September 28, 2012. AATI's contribution to our consolidated results of operations for the fiscal year ended September 28, 2012 was insignificant. The transaction costs associated with the AATI acquisition are included within selling, general and administrative expenses for the fiscal year ended September 28, 2012.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 28, 2012, SEPTEMBER 30, 2011, AND OCTOBER 1, 2010.

The following table sets forth the results of our operations expressed as a percentage of net revenue for the fiscal years below:

	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	57.5	56.3	57.4
Gross profit	42.5	43.7	42.6
Operating expenses:
Research and development	13.5	11.9	12.5
Selling, general and administrative	10.1	9.7	11.0
Amortization of intangibles	2.1	1.2	0.6
Restructuring and other charges (credits)	0.5	0.1	(0.1)
Total operating expenses	26.2	22.9	24.0
Operating income	16.3	20.8	18.6
Interest expense	—	(0.1)	(0.4)
Income before income taxes	16.3	20.7	18.2
Provision for income taxes	3.4	4.7	5.4
Net income	12.9%	16.0%	12.8%

NET REVENUE

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Net revenue	$1,568,581	10.5%	$1,418,922	32.4%	$1,071,849

We market and sell our products directly to original equipment manufacturers of communications and electronics products, third-party original design manufacturers, contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.

Overall revenue in fiscal year 2012 increased by $149.7 million or 10.5%. The increase in revenue was primarily driven by sales of our expanded product portfolio consisting of new products from the SiGe and AATI acquisitions. In addition, we benefited from sales of new internally developed products for medical, automotive, military and industrial vertical markets and our increasing addressable content per device as the smartphone upgrade cycle continued to displace traditional 2G cellular phones.

Overall revenue in fiscal year 2011 increased by $347.1 million, or 32.4%, from fiscal year 2010. This revenue increase was principally driven by an increase in our growing addressable market, coupled with increasing market share and the higher overall demand for our products used in mobile internet, wireless infrastructure, energy management and diversified analog applications. In addition, we benefited from the incremental revenue associated with the acquisition of SiGe during fiscal year 2011.

For information regarding net revenue by geographic region and customer concentration, see Note 18 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Gross profit	$667,097	7.5%	$620,304	35.8%	$456,833
% of net revenue	42.5%		43.7%		42.6%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline at a normalized rate of 5 to 10 percent per year. As part of our normal course of business, we mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs and lower manufacturing costs of existing products and by introducing new and higher value-added products.

Gross profit was $46.8 million greater for the fiscal year ended September 28, 2012 than gross profit for the prior fiscal year. The increase in gross profit was the result of higher unit volumes and lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of approximately $151.7 million. These benefits were offset by the erosion of average selling price, unfavorable changes in product mix, the impact of the fair value step-up of acquired inventory primarily related to AATI and SiGe and higher share-based compensation expense which combined to negatively impact gross profit by approximately $104.9 million. As a result of these impacts, gross profit margin decreased from 43.7% for the fiscal year ended September 30, 2011 to 42.5% for the fiscal year ended September 28, 2012.

We increased our gross profit by $163.5 million for the fiscal year ended September 30, 2011 as compared to the prior fiscal year, resulting in a 110 basis point expansion in gross profit margin to 43.7%. This increase was principally the result of enhanced product mix, lower manufacturing costs as a result of higher factory utilization, and the increase in net revenue.

During fiscal 2012 and 2011 we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Research and development	$212,534	26.0%	$168,637	25.7%	$134,140
% of net revenue	13.5%		11.9%		12.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The 26.0% increase in research and development expense in fiscal year 2012 when compared to fiscal year 2011 is primarily attributable to higher head count and related compensation, including share-based compensation expense, resulting from the acquisition of SiGe and AATI, and to a lesser extent, to increased internal product design and development activity for our target markets. This resulted in total research and development expense increasing as a percentage of net revenue.

The 25.7% increase in research and development expenses in fiscal year 2011 when compared to fiscal year 2010 is principally attributable to higher head count and related employee and share-based compensation costs including those related to the SiGe acquisition. In addition, we increased design activity and expense in support of increased product development for our target markets. Research and development expenses decreased as a percentage of net revenue for fiscal year 2011 as a result of the increase in net revenue between fiscal 2011 and fiscal 2010 mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Selling, general and administrative	$158,433	15.4%	$137,238	16.4%	$117,853
% of net revenue	10.1%		9.7%		11.0%

Selling, general and administrative expenses include legal and related legal costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase for the fiscal year ended September 28, 2012 is primarily the result of incremental headcount and compensation expense (including share-based compensation) related to the acquisitions of AATI and SiGe (full year impact), increased acquisition and legal expense of $10.9 million primarily associated with the acquisition of AATI and $5.8 million in charges related to the resolution of contractual disputes. These charges were partially offset by a $5.4 million favorable change in the fair value of contingent consideration liabilities associated with the 2011 acquisitions. These factors resulted in selling, general and administrative expense increasing as a percentage of net revenue.

The increase in selling, general and administrative expenses for fiscal year 2011 as compared to fiscal year 2010 is principally due to the growth in the number of employees and related compensation expense (including share-based compensation), and to a lesser extent the increase related to professional fees associated with completed and pending acquisitions and a settlement of a contractual dispute. Selling, general and administrative expenses as a percentage of net revenue decreased for fiscal year 2011, as compared to fiscal year 2010, due to the increase in revenue between fiscal 2011 and fiscal 2010 mentioned above.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Amortization of intangibles	$32,744	95.6%	$16,742	172.8%	$6,136
% of net revenue	2.1%		1.2%		0.6%

The increase in amortization expense in fiscal year 2012 is primarily related to intangible assets recognized in connection with our acquisitions of AATI in fiscal 2012 and the full year impact related to the acquisition of SiGe in fiscal 2011.

The increase in amortization expense in fiscal year 2011 is primarily related to the intangible assets that were recognized in connection with the acquisition of SiGe in fiscal 2011.

For additional information regarding the acquisitions and goodwill and intangible assets, see Note 3 and Note 8 of Item 8 of this Annual Report on Form 10-K, respectively.

RESTRUCTURING AND OTHER CHARGES (CREDITS)

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Restructuring and other charges (credits)	$7,752	228.1%	$2,363	327.2%	$(1,040)
% of net revenue	0.5%		0.1%		(0.1)%

The increase in restructuring and other charges for fiscal year 2012 relate primarily to employee and lease terminations to reduce redundancies associated with the acquisition of AATI.

The increase in restructuring and other charges for fiscal year 2011 relate primarily to employee and lease terminations to reduce redundancies associated with the acquisition of SiGe.

For additional information regarding the restructuring activities, see Note 16 of Item 8 of this annual report on Form 10-K.

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 28, 2012	Change	September 30, 2011	Change	October 1, 2010
(dollars in thousands)
Provision for income taxes	$52,898	(21.4)%	$67,301	16.5%	$57,780
% of net revenue	3.4%		4.7%		5.4%

Income tax expense was $52.9 million for fiscal 2012, compared to $67.3 million for fiscal year 2011. The annual effective tax rate for fiscal year 2012 was 20.7% as compared to a tax rate of 22.9% for fiscal year 2011.

The annual effective tax rate for fiscal 2012 of 20.7% was less than the United States federal statutory rate of 35% primarily due to benefits of 16.8% related to foreign earnings taxed at a rate less than the United States federal rate, and benefits of 1.5% related to a domestic production activities deduction partially offset by income tax expense of 4.1% related to a change in our tax reserves.

As of September 28, 2012, the United States Congress has not taken action to extend the federal tax credit available under the Internal Revenue Code for research and development. Accordingly, the income tax provision for the year ended September 28, 2012 does not include the impact of such research and development tax credits earned after December 31, 2011.

On October 2, 2010, we expanded our presence in Asia by launching operations in Singapore. We operate under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon our compliance in meeting certain employment and investment thresholds in Singapore.

The annual effective tax rate for fiscal 2011 of 22.9% was less than the United States federal statutory rate of 35% primarily due to benefits of 8.3% related to foreign earnings taxed at a rate less than the United States federal rate, benefits of 6.0% and 2.1% related to the research and development tax credits and domestic production activities deduction, respectively, which are partially offset by income tax expense of 3.2% related to a change in our tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(dollars in thousands)	September 28, 2012	September 30, 2011	October 1, 2010
Cash and cash equivalents at beginning of period (1)	$410,087	$453,257	$364,221
Net cash provided by operating activities	285,239	365,818	222,962
Net cash used in investing activities	(302,857)	(349,944)	(95,329)
Net cash used in financing activities	(86,176)	(59,044)	(38,597)
Cash and cash equivalents at end of period (1)	$306,293	$410,087	$453,257
_________________________

(1)	Does not include restricted cash balances

Cash Flow from Operating Activities:
Cash provided from operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal year 2012 we generated $285.2 million in cash flow from operations, a decrease of $80.6 million when compared to $365.8 million generated in fiscal year 2011. The decrease in cash flow from operating activities during the fiscal year ended September 28, 2012 was related to lower net income combined with a net cash outflow from changes in operating assets and liabilities partially offset by an increase in non-cash amortization of intangibles, depreciation and share-based compensation expense. Specifically, the changes in operating assets were increases of $109.2 million in accounts receivable due to the timing of customer shipments towards the end of the fiscal year triggered by a need to respond to key customer program ramp-ups, an increase of $19.3 million in inventory in response to key customer program ramp-ups and $9.5 million in other current assets primarily relating to taxes and pre-paid assets. The offsetting changes in operating liabilities were increases of approximately $15.2 million in accounts payable related to the timing of vendor payments and $13.8 million in other current and long-term liabilities primarily related to long-term tax liabilities and changes in payroll related accruals.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of cash paid for acquisitions, net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of short-term and other investments. Net cash used in investing activities was $302.9 million during the fiscal year 2012, compared to $349.9 million during the fiscal year 2011. Net cash used in investing activities decreased primarily because we used more cash to acquire businesses in 2011 than we did to acquire AATI in 2012, in each instance, net of cash acquired. In fiscal year 2012 we used $229.6 million of cash, net of cash acquired, for the acquisition of AATI and we invested $94.1 million in capital expenditures, primarily related to the purchase of manufacturing equipment to support increased production at our assembly and test facility in Mexicali, Mexico and to a lesser extent, our wafer fabrication facilities located in California and Massachusetts. During fiscal year 2011, we paid invested $100.7 million in capital expenditures. Our uses of cash for investing activities during fiscal year 2012 were partially offset by $20.9 million in proceeds we received upon the sale and maturity of short-term investments acquired as part of our acquisition of AATI during the fiscal year ending September 28, 2012

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt, equity and payment of contingent consideration related to our fiscal 2011 acquisitions. During fiscal year 2012, we had net cash outflows of $86.2 million, compared to $59.0 million in fiscal year 2011. During fiscal year 2012 we had the following significant uses of cash:

•	$52.9 million related to the cash payment of contingent consideration obligation related to the acquisition of SiGe;

•	$48.0 million in connection with the redemption and retirement of the remaining $26.7 million aggregate principal amount of our 1.50% convertible subordinated notes due March 2012;

•	$18.6 million related to payroll tax withholdings on vesting of employee performance and restricted stock awards; and,

•	$12.4 million related to our repurchase of approximately 750,000 shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on August 3, 2010.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $39.0 million and the tax benefit from stock option exercises of $6.8 million during fiscal 2012.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash which is used to collateralize outstanding letters of credit for insurance and lease obligations) decreased by $103.8 million to $306.3 million at September 28, 2012 from $410.1 million at September 30, 2011. During fiscal year 2012 we used $229.6 million in cash, net of cash acquired, in connection with the acquisition of AATI and paid cash of $94.1 million in capital expenditures, $52.9 million for contingent consideration obligations related to the acquisition of SiGe, $48.0 million to retire the remaining $26.7 million of aggregate principal amount of our 1.50% convertible subordinated notes due March 2012, and $12.4 million for share repurchases. During fiscal 2012 our cash provided by operations was $285.2 million. Our net cash position decreased by $77.7 million to $306.3 million at September 28, 2012 from $384.0 million at September 30, 2011, after deducting our debt outstanding at September 30, 2011. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient cash or capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit.

Our cash, cash equivalents and restricted cash balance of $307.1 million at September 28, 2012 consisted of $169.1 million held domestically and $138.0 million held by foreign subsidiaries. Of the cash, cash equivalents and restricted cash held by our foreign subsidiaries at September 28, 2012, approximately $76.6 million is being and will be indefinitely reinvested outside of the United States and would be subject to material tax effects if repatriated to the United States. Accordingly, we do not intend to repatriate these funds.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant contractual obligations not fully recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our consolidated, contingent consideration, operating leases, other commitments and long-term liabilities at September 28, 2012, (in thousands):

	Payments Due By Period
Obligation	Total	Less Than 1Year	1-3 years	3-5 Years	Thereafter
Other long-term liabilities (1)	48,466	3,204	791	108	44,363
Operating lease obligations	34,185	8,491	14,619	6,991	4,084
Other commitments (2)	11,287	6,632	3,477	912	266
Contingent consideration for business combinations (3)	1,046	1,046	—	—	—
Total	$94,984	$19,373	$18,887	$8,011	$48,713
_________________________

(1)
Other long-term liabilities include our gross unrecognized tax benefits, as well as executive deferred compensation which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)	Other commitments consist of contractual license and royalty payments, and other purchase obligations. See Notes 13 of Item 8 of this Annual Report on Form 10-K

(3)	Contingent consideration related to business combinations is recorded at fair value and actual results could differ. See Note 5 of Item 8 of this Annual Report on Form 10-K for further detail.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, inventory valuation, impairment of long-lived assets, business combinations, share-based compensation, loss contingencies and income taxes.
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

Revenue Recognition. We recognize revenue in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 605 Revenue Recognition net of estimated reserves. We maintain revenue reserves for product returns and allowances for price protection and stock rotation for certain electronic component distributors. These reserves are based on historical experience or specific identification of a contractual arrangement necessitating a revenue reserve.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price protection and stock rotation. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation. We value our inventory at the lower of cost of the inventory or fair market value through the establishment of excess and obsolete inventory reserves. Our reserve is based on a detailed analysis of forecasted demand in relation to on-hand inventory, saleability of our inventory, general market conditions, and product life cycles.

Our inventory reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence. Historically, we have not experienced material differences between our estimated inventory reserves and actual results.

Impairment of Long-Lived Assets. We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fiscal fourth quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other indefinite-lived intangibles may not be recoverable. Pursuant to the guidance provided under ASC 280 Segment Reporting, we have determined that we have one reporting unit for the purposes of allocating and testing goodwill.
The impairment evaluation of goodwill involves comparing the fair value to the carrying value of the reporting unit. We use the market price of the Company's stock adjusted for a market premium to calculate the fair value of the reporting unit. If the fair value exceeds the carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure the possible goodwill impairment loss.
In the second step, if required, we would use a discounted cash flow methodology to determine the implied fair value of our goodwill. The implied fair value of the reporting unit's goodwill would then be compared to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we would recognize a loss equal to the excess.
Our impairment analyses contain uncertainties because it requires management to make assumptions and to apply judgment to items such as; estimate control premiums, discount rate, future cash flows, the profitability of future business strategies and useful lives.
Business Combinations. The Company has applied significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and the contingent consideration recorded as part of business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date.

In measuring the fair value, the Company utilizes valuation techniques consistent with the market approach, income approach and/ or cost approach. The valuation of the identifiable assets and liabilities includes assumptions such as, projected revenue, royalty rates, weighted average cost of capital, discount rates, estimated useful lives, etc. These assessments can be significantly affected by management's judgments.

Share-Based Compensation. We have a share-based compensation plan which includes non-qualified stock options, share awards, employee stock purchase plan and other special share-based awards. See Note 11 of Item 8 of this Annual Report on Form 10-K for a detailed listing and complete discussion of our share-based compensation programs.

We determine the fair value of our non-qualified share-based compensation at the date of grant using the Black-Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; our expected stock price volatility over the term of the award, risk-free rate, and the expected life. The Black-Scholes value, combined with our estimated forfeiture rate, is used to determine the compensation expense to be recognized over the life of the options. For performance based awards, we determine the fair value based on the grant date value of the Company's stock. These awards are expensed based on an estimate of the most probably outcome of the underlying performance metric. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly.

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

Loss Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainties. Estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a material loss contingency is required if there is at least a reasonable possibility that a loss has been incurred.

Our loss contingency analysis contains uncertainties because it requires management to assess the degree of probability of an unfavorable outcome and to make a reasonable estimate of the amount of potential loss.

Income Taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  ASC 740 Income Taxes ("ASC 740"), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

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

OTHER MATTERS

Inflation did not have a material impact upon our results of operations during the three-year period ended September 28, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio consisted of the following (in thousands):

As of
September 28, 2012
Cash and cash equivalents (time deposits and money market funds)	$306,293
Restricted cash (time deposits and certificates of deposit)	817
Available for sale securities (auction rate securities) at carrying value	3,093
$310,203

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

In the event the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $4.0 million as of September 28, 2012.

Based on the results of operations for the fiscal year ended September 28, 2012, a hypothetical reduction in interest rates to zero on our cash and cash equivalents would result in a reduction of interest income of approximately $0.1 million to income before income taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010, the Company had foreign exchange (losses)/gain of $(0.4) million, $0.3 million, and $(0.6) million, respectively. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company for the fiscal year ended September 28, 2012 are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 36

(2)	Consolidated Statements of Operations for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010	Page 37

(3)	Consolidated Balance Sheets at September 28, 2012 and September 30, 2011	Page 38

(4)	Consolidated Statements of Cash Flows for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010	Page 39

(5)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010	Page 40

(6)	Notes to Consolidated Financial Statements	Page 41 through 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive income for each of the years in the three-year period ended September 28, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2012 Form 10-K. We also have audited Skyworks Solutions, Inc.'s internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended September 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Skyworks Solutions, Inc. acquired Advanced Analogic Technologies Inc. during 2012, and management excluded from its assessment of the effectiveness of Skyworks Solutions, Inc. internal control over financial reporting as of September 28, 2012, Advanced Analogic Technologies Inc.'s internal control over financial reporting associated with total assets of 13.7% (of which 8.1% represented goodwill and intangible assets included within the scope of the assessment) included in the consolidated financial statements of Skyworks Solutions, Inc. as of September 28, 2012. Our audit of internal control over financial reporting of Skyworks Solutions, Inc. also excluded an evaluation of the internal control over financial reporting of Advanced Analogic Technologies Inc.

/s/ KPMG LLP
Boston, Massachusetts
November 21, 2012

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Net revenue	$1,568,581	$1,418,922	$1,071,849
Cost of goods sold	901,484	798,618	615,016
Gross profit	667,097	620,304	456,833
Operating expenses:
Research and development	212,534	168,637	134,140
Selling, general and administrative	158,433	137,238	117,853
Amortization of intangibles	32,744	16,742	6,136
Restructuring and other charges (credits)	7,752	2,363	(1,040)
Total operating expenses	411,463	324,980	257,089
Operating income	255,634	295,324	199,744
Interest expense	(667)	(1,936)	(4,246)
Gain (loss) on early retirement of convertible debt	139	—	(79)
Other (loss) income, net	(130)	498	(345)
Income before income taxes	254,976	293,886	195,074
Provision for income taxes	52,898	67,301	57,780
Net income	$202,078	$226,585	$137,294
Earnings per share:
Basic	$1.09	$1.24	$0.78
Diluted	$1.05	$1.19	$0.75
Weighted average shares:
Basic	185,839	182,879	175,020
Diluted	191,846	190,667	182,738

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of
	September 28, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$306,293	$410,087
Restricted cash	817	712
Receivables, net of allowance for doubtful accounts of $521 and $785, respectively	297,589	177,940
Inventory	232,920	198,183
Other current assets	45,744	29,412
Total current assets	883,363	816,334
Property, plant and equipment, net	279,383	251,365
Goodwill	800,513	663,041
Intangible assets, net	94,010	86,808
Deferred tax assets, net	65,141	60,863
Other assets	14,236	11,978
Total assets	$2,136,646	$1,890,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$26,089
Accounts payable	140,583	115,290
Accrued compensation and benefits	31,339	35,684
Other current liabilities	10,782	70,033
Total current liabilities	182,704	247,096
Other long-term liabilities	48,467	34,198
Total liabilities	231,171	281,294
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 202,938 shares issued and 192,296 shares outstanding at September 28, 2012, and 195,407 shares issued and 186,386 shares outstanding at September 30, 2011	48,074	46,597
Additional paid-in capital	1,920,030	1,795,958
Treasury stock, at cost	(161,839)	(130,854)
Retained earnings (accumulated deficit)	100,803	(101,275)
Accumulated other comprehensive loss	(1,593)	(1,331)
Total stockholders’ equity	1,905,475	1,609,095
Total liabilities and stockholders’ equity	$2,136,646	$1,890,389

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net income	$202,078	$226,585	$137,294
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	72,172	58,338	40,741
Depreciation	69,545	59,788	46,573
Amortization of intangible assets and other	33,209	18,176	8,829
Contribution of common shares to savings and retirement plans	16,074	13,718	11,706
Deferred income taxes	12,906	12,370	38,543
Excess tax benefit from share-based payments	(6,814)	(12,490)	(6,287)
Change in fair value of contingent consideration	(5,414)	—	—
Other	531	217	292
Changes in assets and liabilities net of acquired balances:
Receivables, net	(109,213)	12,948	(60,198)
Inventory	(19,314)	(49,694)	(38,818)
Other current and long-term assets	(9,518)	(1,732)	(8,349)
Accounts payable	15,244	(14,350)	42,869
Other current and long-term liabilities	13,753	41,944	9,767
Net cash provided by operating activities	285,239	365,818	222,962
Cash flows from investing activities:
Capital expenditures	(94,129)	(100,660)	(88,929)
Payments for acquisitions, net of cash acquired	(229,628)	(249,284)	(6,400)
Sales and maturities of short term investments	20,900	—	—
Net cash used in investing activities	(302,857)	(349,944)	(95,329)
Cash flows from financing activities:
Retirement of debt and line of credit	(48,047)	(50,000)	(80,709)
Payment of contingent consideration	(52,940)	—	—
Excess tax benefit from share-based payments	6,814	12,490	6,287
Change in restricted cash	(105)	5,416	(265)
Repurchase of common stock - payroll tax withholdings on equity awards	(18,579)	(20,092)	(4,412)
Repurchase of common stock - share repurchase program	(12,405)	(70,043)	—
Net proceeds from exercise of stock options	38,993	63,185	40,502
Other, net	93	—	—
Net cash used in financing activities	(86,176)	(59,044)	(38,597)
Net (decrease) increase in cash and cash equivalents	(103,794)	(43,170)	89,036
Cash and cash equivalents at beginning of period	410,087	453,257	364,221
Cash and cash equivalents at end of period	$306,293	$410,087	$453,257
Supplemental cash flow disclosures:
Income taxes paid	$19,789	$16,094	$14,757
Interest paid	$239	$475	$715

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders' equity
Balance at October 2, 2009	172,815	$43,204	5,058	$(36,307)	$1,568,416	$(465,154)	$(1,380)	$1,108,779
Net income	—	—	—	—	—	137,294	—	137,294
Pension adjustment	—	—	—	—	—	—	83	83
Other comprehensive income	—	—	—	—	—	—	83	83
Comprehensive income	—	—	—	—	—	—	—	137,377
Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	6,083	1,521	—	—	69,410	—	—	70,931
Reacquisition of equity components of convertible notes	—	—	—	—	(28,832)	—	—	(28,832)
Excess tax benefit from share based compensation	—	—	—	—	11,491	—	—	11,491
Issuance and expense of common shares for restricted stock and performance shares	1,727	432	—	—	20,830	—	—	21,262
Shares withheld for taxes	(362)	(91)	362	(4,412)	91	—	—	(4,412)
Balance at October 1, 2010	180,263	$45,066	5,420	$(40,719)	$1,641,406	$(327,860)	$(1,297)	$1,316,596
Net income	—	—	—	—	—	226,585	—	226,585
Pension adjustment	—	—	—	—	—	—	(34)	(34)
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Comprehensive income	—	—	—	—	—	—	—	226,551
Issuance and expense of common shares for stock purchase plans, 401(k) and stock option plans	6,598	1,650	—	—	100,081	—	—	101,731
Share repurchase program	(2,768)	(692)	2,768	(70,043)	692	—	—	(70,043)
Excess tax benefit from share based compensation	—	—	—	—	17,572	—	—	17,572
Issuance and expense of common shares for restricted stock and performance shares	3,126	781	—	—	35,999	—	—	36,780
Shares withheld for taxes	(833)	(208)	833	(20,092)	208	—	—	(20,092)
Balance at September 30, 2011	186,386	$46,597	9,021	$(130,854)	$1,795,958	$(101,275)	$(1,331)	$1,609,095
Net income	—	—	—	—	—	202,078	—	202,078
Pension and other OCI adjustment	—	—	—	—	—	—	(262)	(262)
Other comprehensive loss	—	—	—	—	—	—	(262)	(262)
Comprehensive income	—	—	—	—	—	—	—	201,816
Issuance and expense of common shares for stock purchase plans, 401(k), stock option plans and other	4,451	1,113	—	—	85,583	—	—	86,696
Reacquisition of equity components of convertible notes	—	—	—	—	(21,530)	—	—	(21,530)
Share repurchase program	(750)	(188)	750	(12,405)	188	—	—	(12,405)
Excess tax benefit from share based compensation	—	—	—	—	11,352	—	—	11,352
Issuance and expense of common shares for restricted stock and performance shares	3,079	770	—	—	48,261	—	—	49,031
Shares withheld for taxes	(870)	(218)	870	(18,580)	218	—	—	(18,580)
Balance at September 28, 2012	192,296	$48,074	10,641	$(161,839)	$1,920,030	$100,803	$(1,593)	$1,905,475

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors. Leveraging core technologies, Skyworks supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. The Company's portfolio consists of amplifiers, attenuators, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure radio frequency ("RF") subsystems, isolators, lighting and display solutions, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All majority owned subsidiaries are included in the Company’s Consolidated Financial Statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks and ended on September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonable assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 605 Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of a contractual arrangement necessitating a revenue reserve.

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

CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents primarily consist of cash money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, and repurchase agreements collateralized by United States Government and agency obligations with weighted average maturities of 90 days or less.

RESTRICTED CASH

Restricted cash is primarily used to collateralize the Company’s outstanding letters of credit for insurance and lease obligations.

INVESTMENTS

The Company’s investments are classified as available for sale and currently consist of auction rate securities (“ARS”). Available for sale securities are carried at fair value with unrealized holding gains or losses being recorded in other comprehensive income. Gains or losses are included in earnings in the period in which they are realized.

FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, short-term debt and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term investments are based on quoted market prices if available, and if not available a fair value is determined through a discounted cash flow analysis at the date of measurement.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Significant renewals and betterments are capitalized and equipment taken out of service is written off. Maintenance and repairs, as well as renewals of a minor amount, are expensed as incurred.

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

GOODWILL AND INDEFINITE INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment in accordance with the provisions of ASC 350 Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s intangible assets. The Company assesses the need to test its goodwill for impairment on a regular basis. Pursuant to the guidance provided under ASC 280 Segment Reporting (see Note 18 of Item 8 of this Annual Report on Form 10-K for further discussion), the Company has determined that it has one reporting unit for the purposes of allocating and testing goodwill under ASC 350.

The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s assessment of its fair value, the Company considers the closing price of its common stock on the selected testing date, the number of shares of its common stock outstanding and other marketplace activity such as a related control premium. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill to its book value. If the book value of the Company’s goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. In step two of the Company’s annual impairment analysis, if required, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets including goodwill have become impaired and result in additional interim impairment testing.

In fiscal year 2012, the Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with the Company’s regularly scheduled annual testing. The results of this test indicated that the Company’s goodwill was not impaired based on step one of the test; accordingly step two of the test was not performed.

BUSINESS COMBINATIONS

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

SHARE-BASED COMPENSATION

The Company applies ASC 718 Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards, employee stock purchase plan and other special share-based awards based on estimated fair values. The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal year 2006.

The fair value of share-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Due to the existence of both performance and service conditions, certain restricted stock grants are expensed over the service period for each separately vesting tranche.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal year ended September 28, 2012 only included share-based payment awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718. As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 28, 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of ASC 718, the Company elected to retain its method of valuation for share-based awards using the Black-Scholes option-pricing model (“Black-Scholes model”) which was also previously used for the Company’s pro forma information required under the previous authoritative literature governing stock compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, risk free interest rate, and actual and projected employee stock option exercise behaviors. The determination of fair value of restricted share awards is based on the value of the Company's stock on the date of grant. The Company may from time to time offer more complex awards with market-based performance conditions. In the event the Company offers its employees such awards, the Company would employ a Monte Carlo simulation valuation method to calculate the potential outcome for awards and establishes fair value based on the most likely outcome.

DEFERRED FINANCING COSTS

Financing costs are capitalized as an asset on the Company’s balance sheet and amortized on a straight-line basis over the life of the financing. If debt is extinguished early, a proportionate amount of deferred financing costs is charged to earnings.

CURRENCIES
The Company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses related to foreign currency transactions, conversion of foreign denominated cash balances and translation of foreign currency financial statements are included in current results.

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

The calculation of the Company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations and is based on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its recognition threshold and measurement attribute of whether it is more likely than not that the positions the Company has taken in tax filings will be sustained upon tax audit, and the extent to which additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company recognizes any interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

LOSS CONTINGENCIES

The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company's pending loss contingency and revises its estimates. The Company's records its legal costs as expense in the period in which they are incurred.

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

	Pension Adjustments	Auction Rate Securities Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 1, 2010	(385)	(912)	(1,297)
Period adjustments	(34)	—	(34)
Balance as of September 30, 2011	(419)	(912)	(1,331)
Period adjustments	(256)	(6)	(262)
Balance as of September 28, 2012	(675)	(918)	(1,593)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for comprehensive income to require an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present the components of other comprehensive income as part of the statement of equity. The guidance will be effective for us beginning in the first quarter of fiscal 2013 and should be applied retrospectively. The adoption of the guidance will impact the presentation of the financial statements only and will not impact our financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board revised the authoritative guidance for goodwill and other intangibles to allow entities the ability to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The guidance will be effective for us beginning in fiscal 2013. The adoption of this guidance is not expected to impact our annual goodwill impairment test, financial position or results of operations.

In June 2012, The Financial Accounting Standards Board proposed guidance regarding the disclosures for liquidity and interest rate disclosures. Comments on the exposure draft were due in September 2012. This Accounting Standards Update has not been finalized as of the date of this filing; however the Company does not believe this guidance will impact our financial position or results of operations.

In July 2012, the Financial Accounting Standards Board revised the authoritative guidance for indefinite-lived intangible asset impairment testing to allow entities the ability to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The guidance will be effective for us beginning in fiscal 2013. The adoption of this guidance is not expected to impact our indefinite-lived intangible asset impairment testing, financial position or results of operations.

3. BUSINESS COMBINATIONS

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

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of AATI was not finalized at the time of filing this annual report on Form 10-K. The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date as prescribed in the ASC 805 Business Combinations). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the AATI acquisition and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in thousands):

As of
Estimated fair value of assets acquired	January 9, 2012
Cash	$42,605
Short-term investments	20,900
Accounts receivable	10,962
Inventory	15,470
Deferred tax assets	22,219
Property, plant and equipment	3,693
Other assets	2,139
Identifiable intangible assets	40,240
Goodwill	133,958
Total assets acquired	292,186
Liabilities assumed	(14,842)
Estimated fair value of assets acquired	$277,344

The preliminary amount of the AATI purchase price allocated to goodwill of $134.0 million (including measurement period adjustments recognized) represents the expected synergies from cost efficiencies and cross-selling opportunities. The Company expects that substantially all of the goodwill recognized as a result of the AATI acquisition will not be deductible for tax purposes.

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

Customer relationships represent the fair value of established relationships with original equipment manufacturers and distributors. Developed technology primarily represents the fair value of acquired AATI patented and unpatented technologies related to product designs. IPR&D represents the fair value of incomplete AATI research and development projects that had not reached technological feasibility but are expected to generate future economic benefit as of the acquisition date, January 9, 2012. Because of the uncertainty related to the completion of these projects, the Company has determined that the amortization period will be established when the projects reach technological feasibility or are discontinued. If a project is discontinued or fails to meet technological feasibility, the value associated with that project will be written off in the period the determination is made. The trade name line item in the table above represents the brand and name recognition associated with the marketing of AATI products and was determined to have a finite life. Backlog represents the fair value of AATI unfilled firm orders as of the acquisition date. All intangible assets acquired in connection with the AATI acquisition will be amortized on a straight-line basis over their respective estimated useful lives. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observed. The Company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. See Note 5, Fair Value in these Notes to the Consolidated Financial Statements for the definition of Level 3 assets.

Net revenue and net income for AATI have been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on September 28, 2012. The impact of AATI's ongoing operations on the Company's net revenue and net income were not significant for the fiscal years ended September 28, 2012. The Company recognized transaction related costs associated with the AATI acquisition of approximately $10.9 million, including arbitration costs, during the fiscal year ended September 28, 2012 which were included within the sales, administrative and general expense.

The unaudited pro forma financial results for the fiscal years ended September 28, 2012 and September 30, 2011 combine the unaudited historical results of Skyworks with the unaudited historical results of AATI for the fiscal year ended September 28, 2012 and September 30, 2011, respectively. The results include the effects of unaudited pro forma adjustments as if AATI was acquired at the beginning of the prior fiscal year, October 2, 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, other charges and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in thousands, except per share amounts):

	Fiscal Year-Ended
	September 28, 2012	September 30, 2011
Revenue	$1,585,022	$1,509,709
Net income	$218,364	$177,443
Diluted earnings per common share	$1.14	$0.93

4.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale.” At September 28, 2012, these securities included $4.0 million of par value ARS, with a carrying value of $3.1 million as compared to the September 30, 2011 balances of $3.2 million and $2.3 million, respectively. The ARS balances are scheduled to mature through 2017. The increase in the balances held at September 28, 2012 relates to ARS acquired as a result of the acquisition of AATI with a par and carrying value of approximately $0.8 million. The difference between the par and carrying values is categorized as a temporary loss in other comprehensive income. The Company receives the scheduled interest payments in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

In addition to the ARS, the Company acquired $20.9 million in US treasury bills as part of the acquisition of AATI on January 9, 2012. These securities matured or were sold prior to September 28, 2012.

5.    FAIR VALUE

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 28, 2012.

Due to the illiquid markets for the Company's ARS, these securities are appropriately classified as a Level 3 asset.

The Company has classified its contingent consideration, which was primarily related to the acquisition of SiGe Semiconductor Inc. ("SiGe") in fiscal 2011, as a Level 3 liability. The fair value of the contingent consideration liabilities were primarily computed based on expected revenue to be generated by the acquired enterprises using a weighted probability income approach. Revenue and other assumptions used in the calculation require significant management judgment. Accordingly, the contingent consideration liabilities were classified as Level 3. The Company reassessed the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized a reduction of approximately $5.4 million related to the actual calculation of the earn-out obligations during the fiscal year ended September 28, 2012. The resulting gain was recorded in the selling, general and administrative line item on the Consolidated Statement of Operations. The Company paid $52.9 million in cash during the fourth fiscal quarter to settle the contingent consideration liability associated with the acquisition of SiGe.

As of September 28, 2012, assets and liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market	$141,480	$141,480	$—	$—
Auction rate securities	3,093	—	—	3,093
Total	$144,573	$141,480	$—	$3,093
Liabilities
Contingent consideration liability recorded for business combinations	$1,046	$—	$—	$1,046

The following table summarizes changes to the fair value of the ARS, which is a Level 3 asset (in thousands):

Auction rate securities
Balance at September 30, 2011	$2,288
Acquisition related additions (see Notes 3 and 4 for further detail)	805
Balance at September 28, 2012	$3,093

The following table summarizes changes to the fair value of the contingent consideration, which is a Level 3 liability (in thousands):

Contingent consideration
Balance at September 30, 2011	$59,400
Changes in fair value	(5,414)
Payments	(52,940)
Balance at September 28, 2012	$1,046

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended September 28, 2012.

6.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	September 28, 2012	September 30, 2011
Raw materials	$27,170	$18,565
Work-in-process	111,190	92,601
Finished goods	83,037	73,633
Finished goods held on consignment by customers	11,523	13,384
Total inventories	$232,920	$198,183

7.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	As of
	September 28, 2012	September 30, 2011
Land and improvements	$12,009	$11,024
Buildings and improvements	56,969	53,397
Furniture and fixtures	25,380	26,325
Machinery and equipment	623,328	568,563
Construction in progress	36,902	13,929
Total property, plant and equipment, gross	754,588	673,238
Accumulated depreciation and amortization	(475,205)	(421,873)
Total property, plant and equipment, net	$279,383	$251,365

8.     GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of September 30, 2011	$663,041
Goodwill recognized through business combinations (Note 3)	133,958
Goodwill adjustments	3,514
Goodwill as of September 28, 2012	$800,513

The increase in goodwill for the fiscal year ended September 28, 2012 resulted primarily from the acquisition of AATI as discussed in Note 3, Business Combinations in these Notes to the Consolidated Financial Statements. In addition, the Company recorded the final measurement period adjustment related to the acquisition of SiGe which resulted in an increase to goodwill.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the fiscal year ended September 28, 2012. However, based on the results of our annual testing, the Company determined that one of its non-amortizing trademarks did in fact have a finite life and accordingly the asset was reclassified and will be amortized over its estimated useful life as of September 28, 2012.

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted average amortization period remaining (years)	September 28, 2012			September 30, 2011
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	3.5	$78,710	$(36,242)	$42,468	$57,510	$(21,828)	$35,682
Developed technology and other	3.8	89,366	(42,266)	47,100	70,046	(27,039)	43,007
IPR&D	1.4	6,050	(3,177)	2,873	4,510	(260)	4,250
Trademarks	Indefinite	1,569	—	1,569	3,869	—	3,869
Total intangible assets		$175,695	$(81,685)	$94,010	$135,935	$(49,127)	$86,808

The increase in intangible assets for the fiscal year ended September 28, 2012 resulted from the acquisition of AATI as discussed in Note 3, Business Combinations in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$29,199	$23,981	$21,041	$16,247	$1,972	$—

9.     BORROWING ARRANGEMENTS

On March 2, 2007, the Company issued $200.0 million aggregate principal amount of convertible subordinated notes ("2007 Convertible Notes"). The offering contained two tranches. The first tranche consisted of $100.0 million of 1.25% convertible subordinated notes due March 2010 (the "1.25% Notes") which have been retired. The second tranche consisted of $100.0 million aggregate principal amount of 1.50% convertible subordinated notes due March 2012 (the "1.50% Notes"). During the fiscal year ended September 28, 2012, the Company redeemed and retired the remaining $26.7 million of aggregate principal amount of the 1.50% Notes, paying a cash premium of $21.3 million which was accounted for as a reacquisition of equity instruments in accordance with ASC 470-20 - Debt, Debt with Conversions and Other Options.

The following tables provide additional information regarding the Company's 2007 Convertible Notes (in thousands):

	As of
	September 28, 2012	September 30, 2011
Equity component of the convertible notes outstanding	$—	$6,061
Principal amount of the convertible notes	$—	$26,677
Unamortized discount of the liability component	$—	$588
Net carrying amount of the liability component	$—	$26,089

The following table provides additional information regarding interest expense related to the Company's 2007 Convertible Notes (in thousands):

	Year Ended
	September 28, 2012	September 30, 2011
Effective interest rate on the liability component	6.86%	6.86%
Cash interest expense recognized (contractual interest)	$105	$400
Effective interest expense recognized	$428	$1,345

10. INCOME TAXES

Income before income taxes consists of the following components (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
United States	$113,140	$208,926	$164,094
Foreign	141,836	84,960	30,980
Income before income taxes	$254,976	$293,886	$195,074

The provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Current tax expense (benefit):
Federal	$32,414	$25,421	$11,855
State	(1,741)	422	946
Foreign	8,623	4,340	684
	39,296	30,183	13,485
Deferred tax expense (benefit):
Federal	12,998	35,053	44,072
State	(3,670)	(1,048)	(2,846)
Foreign	405	961	235
	9,733	34,966	41,461

Change in valuation allowance	3,869	2,152	2,834
Provision for income taxes	$52,898	$67,301	$57,780

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense follows (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Tax expense at United States statutory rate	$89,241	$102,860	$68,276
Foreign tax rate difference	(44,733)	(24,394)	(8,889)
Deemed dividend from foreign subsidiary	2,446	43	884
Research and development credits	(1,689)	(17,720)	(5,820)
Change in tax reserve	10,419	9,405	4,413
Change in valuation allowance	3,869	2,152	2,834
Non deductible debt retirement premium	—	—	64
Domestic production activities deduction	(3,923)	(6,055)	(2,263)
International restructuring	—	—	(3,468)
Other, net	(2,732)	1,010	1,749
Provision for income taxes	$52,898	$67,301	$57,780

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35%. The Company's tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $44.7 million and $24.4 million as of September 28, 2012 and September 30, 2011, respectively.

As of September 28, 2012, the United States Congress has not taken action to extend the federal tax credit available under the Internal Revenue Code for research and development. Accordingly, the income tax provision for the year ended September 28, 2012 does not include the impact of such research and development tax credits earned after December 31, 2011.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance in meeting certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore's taxes by $5.9 million which resulted in a benefit of $0.03 of basic and diluted earnings per share for the fiscal year ended September 28, 2012. The impact of the tax holiday to fiscal 2011 was not material.

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

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011
Deferred Tax Assets:
Current:
Inventory	$5,293	$4,181
Bad debts	170	162
Accrued compensation and benefits	4,041	3,946
Product returns, allowances and warranty	1,916	1,222
Restructuring	606	515
Other – net	520	998
Current deferred tax assets	12,546	11,024
Less valuation allowance	(3,162)	(2,431)
Net current deferred tax assets	9,384	8,593
Long-term:
Intangible assets	6,638	7,660
Share-based and other deferred compensation	37,601	27,921
Net operating loss carry forwards	35,809	22,143
Federal tax credits	17,199	37,717
State tax credits	33,628	26,111
Other - net	1,785	—
Long-term deferred tax assets	132,660	121,552
Less valuation allowance	(43,791)	(36,943)
Net long-term deferred tax assets	88,869	84,609

Deferred tax assets	145,206	132,576
Less valuation allowance	(46,953)	(39,374)
Net deferred tax assets	98,253	93,202
Deferred Tax Liabilities:
Current:
Prepaid insurance	(894)	(723)
Current deferred tax liabilities	(894)	(723)
Long-term:
Property, plant and equipment	(17,567)	(18,084)
Other – net	(3)	(208)
Intangible assets	(6,157)	(5,943)
Long-term deferred tax liabilities	(23,727)	(24,235)

Net deferred tax liabilities	(24,621)	(24,958)
Total deferred tax assets	$73,632	$68,244

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 28, 2012, the Company has maintained a valuation allowance of $47.0 million. This valuation allowance is comprised of $33.6 million related to U.S. State tax credits, of which $3.6 million are state tax credits acquired from AATI in fiscal year 2012, and $13.4 million related to foreign deferred tax assets. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $46.6 million income tax benefit, and up to a $0.4 million reduction to goodwill may be recognized. The Company will need to generate $209.0 million of future United States federal taxable income to utilize our United States deferred tax assets as of September 28, 2012.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 28, 2012, the Company has United States federal net operating loss carry forwards of approximately $74.3 million, including $29.5 million related to the acquisition of SiGe, which will expire at various dates through 2030 and $28.1 million related to the acquisition of AATI, which will expire at various dates through 2031. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The Company also has United States federal income tax credit carry forwards of $37.8 million, of which $30.4 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The Company also has state income tax credit carry forwards of $33.6 million, for which the Company has provided a valuation allowance. The United States federal tax credits expire at various dates through 2032. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of September 28, 2012, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $371.5 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s gross unrecognized tax benefits totaled $52.4 million and $32.1 million as of September 28, 2012 and September 30, 2011, respectively. Of the total unrecognized tax benefits at September 28, 2012, $38.8 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be capitalized. There are no positions which the Company anticipates could change within the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance at September 30, 2011	$32,136
Increases based on positions related to prior years	9,004
Increases based on positions related to current year	11,265
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(25)
Balance at September 28, 2012	$52,380

The current year increase in positions related to prior years of $9.0 million primarily includes $9.7 million of positions acquired from AATI during the fiscal year.

During the year ended September 28, 2012, the Company did not recognize any significant amount of previously unrecognized tax benefits related to the expiration of the statute of limitations. The Company recognized $0.6 million of accrued interest or penalties related to unrecognized tax benefits during fiscal year 2012.

The Company’s major tax jurisdictions as of September 28, 2012 are the United States, California, Iowa, Singapore and Canada. For the United States, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes. For California and Iowa, the Company has open tax years dating back to fiscal year 2002 due to the carry forward of tax attributes. For Singapore, the Company has open tax years dating back to fiscal year 2011. For Canada, the Company has open tax years dating back to fiscal year 2004.

11.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 28, 2012, the Company is authorized to issue 525 million shares of common stock, par value $0.25 per share of which 202,937,547 shares are issued and 192,296,130 shares outstanding.

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

Each holder of the Company’s common stock is entitled to one vote for each such share outstanding in the holder’s name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company’s restated certificate of incorporation as amended to date, ("the Certificate of Incorporation") provides that, unless otherwise determined by the Company’s Board of Directors, no holder of stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

On August 3, 2010, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. During the fiscal year ended September 28, 2012, the Company paid approximately $12.4 million (including commissions) in connection with the repurchase of 0.8 million shares of its common stock (paying an average price of $16.54 per share). This plan expired on August 3, 2012 and had $117.6 million remaining on the original amount.

On November 8, 2012 the Board of Directors approved a new share repurchase program, pursuant to which we are authorized to repurchase up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 8, 2014; however, it may be suspended, discontinued or extended at any time prior to November 8, 2014 upon approval of the Board of Directors. This repurchase program will be funded with our working capital.

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 28, 2012, the Company had no shares of preferred stock issued or outstanding.

EMPLOYEE STOCK BENEFIT PLANS

As of September 28, 2012, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	AATI 1998 Amended Stock Plan

•	AATI 2005 Equity Incentive Plan

Except for the 1999 Employee Long-Term Incentive Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans were approved by the Company’s stockholders.

As of September 28, 2012, a total of 76.8 million shares are authorized for grant under the Company's share-based compensation plans, with 11.9 million options outstanding. The number of common shares reserved for granting of future awards to employees and directors under these plans was 10.5 million at September 28, 2012. The Company grants equity awards under the 2005 Long-Term Incentive Plan to employees and the 2008 Director Long-Term Incentive Plan for non-employee directors.

During 2012, the Company assumed a total of 1.1 million outstanding stock-options awards and 0.4 million restricted stock units ("RSUs") under various stock based incentive plans as a result of the acquisition of AATI. These AATI plans were assumed on the date of the acquisition and no additional shares may be granted under these plans.

2005 Long-Term Incentive Plan. Under this plan officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards, RSUs, performance awards and other share-based awards. The plan has been approved by the stockholders. Under the plan up to 41.8 million shares have been authorized for grant. A total of 9.3 million shares are available for new grants as of September 28, 2012. The maximum contractual term of the awards is up to seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and RSUs granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years. Performance awards are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for option grants. A total of 0.9 million shares are available for new grants as of September 28, 2012. The maximum contractual term of the director awards is seven years. Options granted under the plan are generally exercisable over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years.

2002 Employee Stock Purchase Plan. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 10.6 million shares through December 31, 2012. Shares of common stock purchased under these plans in fiscal years 2012, 2011, and 2010 were 0.5 million, 0.5 million, and 0.6 million, respectively. At September 28, 2012, there are 2.5 million shares available for purchase. The Company recognized compensation expense of $3.5 million, $2.5 million and $1.9 million for the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010, respectively. The unrecognized compensation expense on the employee stock purchase plan at September 28, 2012 was $1.3 million. The weighted average period over which the cost is expected to be recognized is approximately 0.33 years.

Stock Options
The following table represents a summary of the Company's stock options for the year ended September 28, 2012:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance outstanding at September 30, 2011	12,403	$13.45
Granted	2,609	$18.91
Options assumed (1)	1,122	$21.00
Exercised	(3,574)	$10.90
Canceled/forfeited	(676)	$23.44
Balance outstanding at September 28, 2012	11,884	$15.57	4.6	$100,504

Exercisable at September 28, 2012	5,009	$11.63	3.8	$62,098
(1) Includes stock options assumed in the acquisition of AATI, see Note 3.

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010 was $8.91, $9.63, and $5.76, respectively. The total grant date fair value of the options vested during the fiscal years ending September 28, 2012, September 30, 2011 and October 1, 2010 was $25.4 million, $22.1 million and $30.2 million, respectively.

Restricted and Performance Awards
The following table represents a summary of the Company's restricted stock awards, RSUs and performance award transactions:

	Shares (In thousands)	Weighted average grant date fair value
Non-vested awards outstanding at September 30, 2011	4,673	$17.67
Granted	3,560	$19.31
RSUs assumed (1)	372	$11.82
Vested	(2,502)	$15.11
Canceled/forfeited	(182)	$18.91
Non-vested awards outstanding at September 28, 2012	5,921	$19.79
(1) Includes RSUs assumed in the acquisition of AATI, see Note 3.

The weighted average grant date fair value per share for awards granted during the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010 was $19.31, $23.61, and $12.91, respectively. The total grant date fair value of the awards vested during the fiscal years ending September 28, 2012, September 30, 2011 and October 1, 2010 was $53.8 million, $28.4 million and $3.1 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (i.e., the difference between the market price at the exercise and the price paid by the employees to exercise the awards) (in thousands):

	Fiscal Years Ended
	September 28 2012	September 30 2011	October 1 2010
Options	$54,460	$90,062	$40,837
Awards	$53,759	$53,569	$15,030

Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense by financial statement line (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Cost of sales	$9,419	$7,557	$3,857
Research and development	27,982	18,100	7,419
Selling, general and administrative	34,771	32,681	29,465
Share-based compensation expense included in operating expenses	$72,172	$58,338	$40,741

The Company had capitalized share-based compensation expense of $2.0 million, $2.1 million and $0.8 million in inventory at September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

The following table summarizes total compensation costs related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at September 28, 2012:

	Unrecognized compensation cost for unvested awards (in thousands)	Weighted average remaining recognition period (in years)
Options	$36,767	2.1
Awards	$51,951	1.5

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions. The fair value of the restricted and performance awards is equal to the closing market price of the Company's common stock on the date of grant.

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Expected volatility	59.21%	49.26%	56.19%
Risk free interest rate (7 year contractual life options)	0.52%	0.63%	1.12%
Dividend yield	0.00	0.00	0.00
Expected option life (7 year contractual life options)	4.09	4.10	4.23

The Company used an arithmetic average of historical volatility and implied volatility to calculate its expected volatility during the year ended September 28, 2012. Historical volatility was determined by calculating the mean reversion of the weekly-adjusted closing stock price over the expected life of the options. The implied volatility was calculated by analyzing the 52-week minimum and maximum prices of publicly traded call options on the Company’s common stock. The Company concluded that an arithmetic average of these two calculations provided for the most reasonable estimate of expected volatility under the guidance of ASC 718.

The risk-free interest rate assumption is based upon observed Treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company across its demographic population. The Company believes that this historical data is the best estimate of the expected life of a new option and that generally all groups of the Company's employees exhibit similar behavior.

12.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains the following pension and retiree benefit plans:

•	401(k) plan covering substantially all employees based in the United States

•	Pre-merger defined benefit pension plan covering certain former employees

401(k) Plan:
The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least 21 years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. For the fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010, the Company contributed shares of 0.3 million, 0.2 million, and 0.3 million, respectively, and recognized expense of $6.0 million, $5.5 million, and $4.8 million, respectively.

Pre-Merger Defined Benefit Pension:
The Pension Benefit plan identified below was inherited as part of the merger in 2002 that created Skyworks. Since the plan was inherited, no new participants have been added. The liability and related plan assets have been reported in the Company’s Consolidated Balance Sheet as follows (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011
Benefit obligation at end of fiscal year	$3,546	$2,955
Fair value of plan assets at end of fiscal year	3,077	2,536
Funded status	$(469)	$(419)

The Company incurred net periodic benefit costs of $0.1 million for pension benefits during the fiscal year ended September 28, 2012, and $0.1 million for pension benefits in fiscal year ending September 30, 2011.

13.     COMMITMENTS

The Company has various operating leases primarily for computers, buildings and equipment. Rent expense amounted to $10.5 million, $7.6 million, and $7.6 million in fiscal years ended September 28, 2012, September 30, 2011, and October 1, 2010, respectively. Future minimum payments under these non-cancelable leases are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Future minimum payments	$8,491	7,700	6,919	4,222	2,769	4,084	$34,185

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $6.6 million and $3.0 million in fiscal years 2013 and 2014, respectively.

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

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties. On June 22, 2012, the defendants filed demurrers to the First Amended Complaint. The Court will hold a hearing on those demurrers on December 7, 2012.

The Company monitors the status of these and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable. In addition, the Company does not believe there are any legal proceedings that are reasonably possible to result in a material loss. We are engaged in various other legal actions, not described above, in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on our business.

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

16.     RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges consists of the following (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Asset impairments	$—	$—	$(1,040)
Restructuring and other charges	7,752	2,363	—
Restructuring and other charges (credits)	$7,752	$2,363	$(1,040)

RESTRUCTURING CHARGES AND OTHER

During the fiscal year ended September 28, 2012, the Company implemented a restructuring plan to reduce redundancies associated with the acquisition of AATI. The Company recorded approximately $5.8 million related to employee severance and $0.5 million related to lease termination costs associated with the AATI restructuring actions during the fiscal year. The Company expects to incur approximately $6.4 million in costs related to the AATI restructuring activities. The Company began formulating the restructuring plans prior to the acquisition of AATI and none of these costs were included in the purchase accounting for AATI. As of September 28, 2012, cash payments are significantly completed and the Company does not anticipate any further contingencies related to the AATI restructuring.

During the fiscal year ended September 30, 2011, the Company implemented a restructuring plan to reduce the repetitive functions associated with its acquisition of SiGe and recorded a restructuring charge for severance costs of $2.4 million. During the fiscal year ended September 28, 2012, The Company recorded an additional charge of $0.7 million related to this plan. The Company has made cash payments of $1.2 million related to this restructuring plan during the fiscal year ended September 28, 2012. This restructuring plan is substantially complete. The Company began formulating the restructuring plan prior to the acquisition of SiGe.

In fiscal year ended October 1, 2010, the Company recorded a gain of $1.0 million on the sale of a capital asset previously impaired through a restructuring during fiscal year 2009.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility closings	License and software write-offs and other	Workforce reductions	Total
Restructuring balance, October 2, 2009	$1,210	$1,586	$483	$3,279
Other	450	248	(247)	451
Cash payments	(648)	(657)	(236)	(1,541)
Restructuring balance, October 1, 2010	1,012	1,177	—	2,189
Charged to costs and expenses	—	—	2,363	2,363
Cash payments	(193)	(470)	(2,189)	(2,852)
Other	—	—	328	328
Restructuring balance, September 30, 2011	819	707	502	2,028
Charged to costs and expenses	553	—	7,199	7,752
Cash payments	(228)	(572)	(7,254)	(8,054)
Other	—	—	2	2
Restructuring balance, September 28, 2012	$1,144	$135	$449	$1,728

17.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Net income	$202,078	$226,585	$137,294

Weighted average shares outstanding – basic	185,839	182,879	175,020
Effect of dilutive equity based awards	5,672	6,019	5,928
Dilutive effect of convertible debt	335	1,769	1,790
Weighted average shares outstanding – diluted	191,846	190,667	182,738

Net income per share – basic	$1.09	$1.24	$0.78
Net income per share - diluted	$1.05	$1.19	$0.75

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and convertible debt using the treasury stock method.

Equity based awards exercisable for approximately 4.0 million, 2.0 million, and 4.6 million shares were outstanding but not included in the computation of earnings per share for the fiscal year ended September 28, 2012, September 30, 2011 and October 1, 2010, respectively, as their effect would have been anti-dilutive.

18.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting ("ASC 280"), the Company has one reportable operating segment which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property. ASC 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on management's use of financial information for the purposes of assessing performance and making operating decisions. In evaluating financial performance and making operating decisions, management primarily uses consolidated net revenue, gross profit, operating profit and earnings per share. The Company's business units share similar economic characteristics, long term business models, research and development expenses and selling, general and administrative expenses. In light of the recent acquisition of AATI, the Company reassessed its operations and concluded that there have been no changes and the Company continues to consider itself to have one reportable operating segment at September 28, 2012. The Company will re-assess its conclusions at least annually.

GEOGRAPHIC INFORMATION

Net revenues by geographic area are presented based upon the country of destination and are as follows (in thousands):

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
United States	$70,259	$76,764	$115,610
Other Americas	18,373	38,863	36,724
Total Americas	88,632	115,627	152,334

China	820,134	914,678	628,858
South Korea	103,213	148,370	144,758
Taiwan	311,728	93,753	51,353
Other Asia-Pacific	207,337	91,521	30,922
Total Asia-Pacific	1,442,412	1,248,322	855,891

Europe, Middle East and Africa	37,537	54,973	63,624
	$1,568,581	$1,418,922	$1,071,849

The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, if the Company sells a power amplifier module to a customer in South Korea, the sale is recorded within the South Korea account although that customer, in turn, may integrate that module into a product sold to an end customer in a different geography.

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in thousands):

	As of
	September 28, 2012	September 30, 2011
United States	$124,777	$114,492
Mexico	145,935	131,862
Rest of world	8,671	5,011
	$279,383	$251,365

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

In fiscal year 2012 the Company had two customers, Foxconn Technology Group ("Foxconn") and Samsung Electronics, each of which accounted for greater than 10% of our net revenue. In both fiscal year 2011 and 2010, the Company had three customers, each with greater than ten percent of net revenue: Foxconn, Nokia and Samsung Electronics.
The Company's greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	September 28, 2012	September 30, 2011	October 1, 2010
Company A	29%	27%	13%
Company B	17%	11%	13%
Company C	*	13%	12%

* Customer did not represent greater than ten percent of net revenue
At September 28, 2012, the Company's three largest accounts receivable balances comprised 60% of aggregate gross accounts receivable. This concentration was 53% and 60% at September 30, 2011 and October 1, 2010, respectively.
19.     QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2012
Net revenue	$393,740	$364,690	$389,038	$421,113	$1,568,581
Gross profit	171,850	152,272	165,302	177,673	667,097
Net income	57,126	34,033	49,317	61,602	202,078
Per share data (1)
Net income, basic	$0.31	$0.18	$0.26	$0.33	$1.09
Net income, diluted	$0.30	$0.18	$0.26	$0.32	$1.05

Fiscal 2011
Net revenue	$335,120	$325,411	$356,075	$402,316	$1,418,922
Gross profit	148,538	140,981	156,225	174,560	620,304
Net income	60,868	49,960	51,548	64,209	226,585
Per share data (1)
Net income, basic	$0.34	$0.27	$0.28	$0.35	$1.24
Net income, diluted	$0.32	$0.26	$0.27	$0.34	$1.19
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 28, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 28, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
In making this assessment, management has excluded the internal controls over financial reporting for the acquisition during the period, of Advanced Analogic Technologies, Inc. which was acquired on January 9, 2012 whose financial statements constitute approximately 13.7% of total consolidated assets (of which 8.1% represents goodwill and intangible assets included within the scope of the assessment) as of September 28, 2012.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 36
Consolidated Statements of Operations for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010		Page 37
Consolidated Balance Sheets at September 28, 2012 and September 30, 2011		Page 38
Consolidated Statements of Cash Flows for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010		Page 39
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 28, 2012, September 30, 2011 and October 1, 2010		Page 40
Notes to Consolidated Financial Statements		Pages 41 through 64

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 70
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

Date: November 21, 2012

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer
President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2012.

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

/s/Timothy R. Furey
Timothy R. Furey
Director

/s/ Balakrishnan S. Iyer
Balakrishnan S. Iyer
Director

/s/ Thomas C. Leonard
Thomas C. Leonard
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Beginning Balance	Charged to Cost and Expenses	Deductions	Misc. (1)	Ending Balance
Year Ended October 1, 2010
Allowance for doubtful accounts	$2,845	$728	$(2,396)	$—	$1,177
Reserve for sales returns	$1,766	$2,130	$(2,644)	$—	$1,252
Allowance for excess and obsolete inventories	$11,710	$7,259	$(7,169)	$—	$11,800
Year Ended September 30, 2011
Allowance for doubtful accounts	$1,177	$255	$(967)	$320	$785
Reserve for sales returns	$1,252	$4,627	$(3,398)	$814	$3,295
Allowance for excess and obsolete inventories	$11,800	$6,435	$(6,783)	$—	$11,452
Year Ended September 28, 2012
Allowance for doubtful accounts	$785	$255	$(519)	$—	$521
Reserve for sales returns	$3,295	$8,453	$(6,098)	$707	$6,357
Allowance for excess and obsolete inventories	$11,452	$6,590	$(7,596)	$7,848	$18,294

(1) Includes balances acquired from AATI on January 9, 2012.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.A
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.B	Agreement and Plan of Merger dated May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	S-4/A	333-174953	Annex A	8/9/2011
2.C	Amendment No. 1 to Agreement and Plan of Merger, dated November 30, 2011, by and among Skyworks Solutions, Inc. PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
3.A	Restated Certificate of Incorporation	10-Q	001-05560	3.A	8/9/2011
3.B	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.B	8/9/2011
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.A*	Skyworks Solutions, Inc., Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.B*	Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995 and Trust for the Skyworks Solutions, Inc. Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.C*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.E*	Washington Sub Inc., 2002 Stock Option Plan	S-3	333-92394	99.A	7/15/2002
10.F*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.G*	Form of Notice of Grant of Stock Option under the Company’s 2001 Directors’ Plan	8-K	001-05560	10.3	5/4/2005
10.H*	Form of Notice of Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.A	5/11/2005
10.I*	Form of Notice of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	5/11/2005
10.J*	Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David J. Aldrich	10-Q	001-05560	10.W	5/7/2008
10.K*	Amendment dated November 23, 2010 to Amended and Restated Change in Control/Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.L*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Liam K. Griffin	10-Q	001-05560	10.X	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.M*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and George M. LeVan	10-Q	001-05560	10.AA	5/7/2008
10.N*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Gregory L. Waters	10-Q	001-05560	10.BB	5/7/2008
10.O*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Mark V. B. Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.P*	Form of Restricted Stock Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	11/15/2005
10.Q*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Donald W. Palette	10-Q	001-05560	10.II	5/7/2008
10.R*	Form of Performance Share Agreement Under the 2005 Long-Term Incentive Plan	10-Q	001-05560	10.JJ	2/6/2008
10.S*	Change in Control/Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
10.T*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.U*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.V
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
		10-Q	001-05560	10.MM	2/8/2011
10.W*	Amended and Restated 2005 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.A	8/9/2011
10.X*	Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	8/9/2011
10.Y*	2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.C	8/9/2011
10.Z*	Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.D	8/9/2011
10.AA*	Fiscal 2012 Executive Incentive Compensation Plan	10-Q	001-05560	10.D	2/7/2012
10.BB	Settlement Agreement, dated November 29, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560	99.1	12/5/2011
10.CC*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan					X
10.DD*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan					X
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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