Form 10-K/A
period 2012-09-28
SKYWORKS SOLUTIONS, INC.
filed 2013-01-28
CIK 4127

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter (March 30, 2012) was approximately $5,196,462,500. The number of outstanding shares of the registrant's common stock, par value $0.25 per share, as of November 13, 2012 was 194,321,490.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.'s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 28, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on November 21, 2012 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company's 2013 Annual Meeting of Stockholders is scheduled for May 7, 2013, and, accordingly, the Company's Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth for each director and executive officer of the Company his position with the Company as of January 15, 2013:

Name	Title
David J. McLachlan	Chairman of the Board
David J. Aldrich	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Moiz M. Beguwala	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Thomas C. Leonard	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Donald W. Palette	Vice President and Chief Financial Officer
Liam K. Griffin	Executive Vice President and Corporate General Manager
Bruce J. Freyman	Senior Vice President, Worldwide Operations
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
George M. LeVan	Vice President, Human Resources
Directors
David J. McLachlan, age 74, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company) and Deltagen, Inc. (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry).
We believe that Mr. McLachlan, the current Chairman of the Board, is qualified to serve as a director because he possesses a broad range of business experience as a result of his service as both chief financial officer and director for several public companies. In particular, Mr. McLachlan has in depth experience handling complex accounting and finance issues for a broad range of companies. He has also served on the boards and audit and governance committees of other public companies (including as chairman of the audit committee), and serves as a designated “audit committee financial expert” for Skyworks' Audit Committee. In addition, Mr. McLachlan has extensive knowledge regarding Skyworks' business, which he has acquired by serving for more than 12 years on its Board of Directors.
David J. Aldrich, age 55, has served as President and Chief Executive Officer, and as a director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1996 to May 1999, when he was appointed Executive Vice President, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer

and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager of Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
We believe that Mr. Aldrich, who has led Skyworks for more than 11 years, is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks' business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks' business, strategy, people, operations, competition, financial position and investors. Further, as a result of his service as a director for Belden, Inc., a multi-national public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross-board experience.
Kevin L. Beebe, age 53, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to private equity investors and management). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded operator of wireless communications towers in North and Central America), NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), Sting Communications (a privately held broadband network provider) and Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers).
We believe that Mr. Beebe is qualified to serve as a director because of his 16 years experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL's higher margin retail business, which significantly enhanced ALLTEL's competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks' business.
Moiz M. Beguwala, age 66, has been a director since June 2002. He served as Senior Vice President and General Manager of the Wireless Communications business unit of Conexant from January 1999 to June 2002. Prior to Conexant's spin-off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala serves on the Board of Directors of Powerwave Technologies, Inc. (a publicly traded wireless solutions supplier for communications networks worldwide) and Cavendish Kinetics Inc. (a privately held MEMS company) and RF Nano Corporation (a privately held semiconductor company in Newport Beach, CA), where he serves as Chairman of the Board. He also served as director of SIRF Technologies, Inc. (a former publicly traded GPS solutions semiconductor company) from September 2000 until May 2008.
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
Timothy R. Furey, age 54, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned sales and marketing strategy and technology professional services firm) since 1991. His company's clients include organizations such as IBM, British Telecom and other global Fortune 500 companies selling complex technology products and services into both OEM and end-user markets. Mr. Furey also serves as Chairman of Technology Marketing

Group, a private investment firm focused on emerging growth companies. Prior to 1991, Mr. Furey held a variety of consulting positions with Boston Consulting Group, Strategic Planning Associates, Kaiser Associates and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge's clients (many of which are Fortune 500 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks' business, which he has acquired through over 14 years of service on the Board of Directors, including, for the past 9 years, as the Chairman of the Compensation Committee.
Balakrishnan S. Iyer, age 56, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and was a director of Conexant from February 2002 until April 2011. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Life Technologies Corp., Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company).
We believe that Mr. Iyer is qualified to serve as a director because his experience as an executive officer of companies in the technology industry provides him with leadership, strategic and financial experience. Through his experiences as a director at the public companies listed above (including as a member of certain audit, governance and compensation committees) he provides the Board with significant financial expertise as a designated “audit committee financial expert” for Skyworks' Audit Committee, bringing specific application to our industry, as well as a broad understanding of corporate governance topics.
Thomas C. Leonard, age 78, has been a director since August 1996. From April 2000 until June 2002, he served as Chairman of the Board of the Company, and from September 1999 to April 2000, he served the Company as Chief Executive Officer. From July 1996 to September 1999, he served as President and Chief Executive Officer. Mr. Leonard joined the Company in 1992 as a Division General Manager and was elected a Vice President in 1994. Mr. Leonard has over 30 years of experience in the microwave industry, having held a variety of executive and senior level management and marketing positions at M/A-COM, Inc., Varian Associates, Inc. and Sylvania.
We believe that Mr. Leonard is qualified to serve as a director because of his experience in the technology industry in a variety of leadership and key operational positions, which have allowed him to accumulate knowledge in operational management and corporate strategy. In addition, Mr. Leonard has extensive knowledge regarding Skyworks' business, which he has acquired by serving on the Board of Directors for over 16 years, and as Skyworks' Chief Executive Officer from September 1999 to April 2000.
David P. McGlade, age 52, has been a director since February 2005. He currently serves as the Chief Executive Officer and Deputy Chairman of Intelsat Global S.A. (a privately held worldwide provider of fixed satellite services). Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
We believe that Mr. McGlade is qualified to serve as a director because of his 29 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, a private equity-owned operator of a network of commercial communications satellites and terrestrial connections, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
Robert A. Schriesheim, age 52, has been a director since 2006. He has been Executive Vice President and Chief Financial Officer of Sears Holdings since August 2011. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer and Principal Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems (“GTS”), SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. In 2001, to facilitate the sale of GTS, Mr. Schriesheim led it through a pre-arranged filing under Chapter 11 of the United States Bankruptcy Code (“U.S.B.C.”) and, in prearranged proceedings, a petition for surseance (moratorium), offering a composition, in the Netherlands. All such proceedings were approved, confirmed and completed by March 31, 2002 as part of the sale of the company. Mr. Schriesheim was also a director of Lawson Software, Inc. until its sale in July of 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.)

and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
We believe that Mr. Schriesheim is qualified to serve as a director because of his extensive knowledge of the capital markets, experience with corporate financial capital structures and long history of evaluating and structuring merger and acquisition transactions within the technology sector. Mr. Schriesheim also has significant experience, as a senior executive and director in both public and private companies in the technology sector, leading companies through major strategic and financial corporate transformations while doing business in the global market place. He also serves as a designated “audit committee financial expert” for Skyworks' Audit Committee.
In addition to the information presented above regarding each director's specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment and a commitment of service to Skyworks.
Executive Officers (other than President and Chief Executive Officer)
Donald W. Palette, age 55, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis' Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell's Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.
Liam K. Griffin, age 46, joined the Company in August 2001 and has served as Executive Vice President and Corporate General Manager since November 2012. He also served as Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 through May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
Bruce J. Freyman, age 52, joined the Company in May 2005 and serves as Senior Vice President, Worldwide Operations. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
Mark V.B. Tremallo, age 56, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider that filed a voluntary petition for reorganization under Chapter 11 of the U.S.B.C. on May 6, 2003). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
George M. LeVan, age 67, has served as Vice President, Human Resources since June 2002. Previously, Mr. LeVan served as Director, Human Resources, from 1991 to 2002 and has managed the human resource department since joining the Company in 1982. Prior to 1982, Mr. LeVan held human resources positions at Data Terminal Systems, Inc., W.R. Grace & Co., Compo Industries, Inc. and RCA.

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

Audit Committee Financial Expert: The Board of Directors has determined that each of Mr. Schriesheim (Chairman), Mr. Iyer and Mr. McLachlan meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the NASDAQ Rules, and qualifies as “independent” as defined under the NASDAQ Rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 28, 2012, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our common stock with respect to such fiscal year were timely made.

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
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal 2012 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.”
How has the Company taken into account the results of the Stockholder Vote on Executive Compensation at the 2012 Annual Meeting?
At our 2012 Annual Meeting of Stockholders, approximately 92% of the votes cast approved the compensation of the Company's Named Executive Officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2012 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2012. However, our Compensation Committee still undertook a review of our compensation policies and determinations following the 2012 Annual Meeting. Our Compensation Committee retained the services of Aon/Radford Consulting (“Aon/Radford”) to assist it with that review and to advise it on executive compensation matters. After the review and taking into consideration evolving best practices in executive compensation by public companies generally, upon the recommendation of our Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
What are the Objectives of Our Compensation Program?
The objectives of our executive compensation program are to attract, retain and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company's financial performance and increases in stockholder value. Accordingly, the Compensation Committee's goals in establishing our executive compensation program include:
(1) ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;
(2) providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;

(3) providing short-term variable compensation that motivates executives and rewards them for achieving Company financial performance targets;
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
Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford to assist the Compensation Committee in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairperson, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant's advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations.
Role of Chief Executive Officer
The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of each of his direct reports, including the other Named Executive Officers. These recommendations include an assessment of each individual's responsibilities, experience, performance and contribution to the Company's performance, and also generally take into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2012, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 24 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data - for example, for a VP/General Manager position - the Comparator Group data also included survey data regarding high-technology companies) and (ii) the public “peer” group data for 17 publicly-traded semiconductor companies with which the Company competes for executive talent:

*Analog Devices	*International Rectifier	*National Semiconductor
*Avago Technologies	*Intersil	*ON Semiconductor
*Broadcom	*Linear Technology	*RF Micro Devices
*Cree	*LSI Logic	*Silicon Laboratories
*Cypress Semiconductor	*Maxim Integrated Products	*TriQuint Semiconductor
*Fairchild Semiconductor	*Microchip Technology

Utilization of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards. In addition, in setting fiscal year 2012 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.

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

In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer's role relative to the other Named Executive Officers, (iv) input from the full board of directors on our Chief Executive Officer's performance and (v) the considerable length of our Chief Executive Officer's 18 years of service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for 2012 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

What are the Components of Executive Compensation?
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, 401(k) plan retirement benefits, medical, dental, vision, life and disability insurance, and financial planning benefits. Consistent with our objective of ensuring that executive compensation is perceived as fair to all employees, the Named Executive Officers do not receive any retirement benefits beyond those generally available to our full-time employees, and we do not provide medical, dental, vision or other insurance benefits to Named Executive Officers that are different from those offered to other full-time employees.

Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by its consultant. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2012 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for each Named Executive Officer for fiscal year 2012 increased on average 3.8% from his base salary in 2011, and ranged from an increase of 2.7% to 5.3%.

Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2012, the Compensation Committee adopted the 2012 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company's achievement of certain corporate performance goals established on a semi-annual basis. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company's achievement of pre-established performance goals that are generally short-term (i.e., less than one year). In connection with the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer pursuant to the Incentive Plan, based on the Comparator Group data, which is expressed as a percentage of the named executive officer's base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation paid by the Company's Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal. Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” level, which is designed to be above the median short-term compensation paid by the Company's Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum”

percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, would result in no short-term compensation payment being made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2012 as a percentage of such executive officer's annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	62.5%	125%	250%
Chief Financial Officer and Executive Vice Presidents	37.5%	75%	150%
Other Named Executive Officer	35%	70%	140%

The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him. The performance goals are a mixture of Company-specific and business unit-specific goals, the per-executive composition of which is determined by the Compensation Committee. With respect to each executive, each performance goal assigned to that executive is given a weighting by the Compensation Committee that represents the percentage of the total short-term compensation payable under the Incentive Plan to the executive if that performance goal is achieved. As in fiscal year 2011, for fiscal year 2012, the Compensation Committee split the Incentive Plan into two six month performance periods, with the executive eligible to earn up to half of his annual short-term incentive compensation with respect to each six month period. For the first half of fiscal year 2012, the performance goals focused on achieving revenue, non-GAAP gross margin and non-GAAP operating margin targets, in addition to product design win metrics. For the second half of fiscal year 2012, the Committee established performance goals based on achieving revenue, non-GAAP gross margin, and non-GAAP operating income targets. The weighting of the performance goals for fiscal year 2012 for each Named Executive Officer was as follows:

Performance Goals - Fiscal 2012 First Half

	Revenue	Non-GAAP Operating Margin %	Non-GAAP Gross Margin %	Product Design Wins
President and Chief Executive Officer; Vice President and Chief Financial Officer	40%	40%	N/A	20%
Executive Vice Presidents	30% (based on business unit)	45% (20% based on corporate and 25% based on business unit)	N/A	25%
Senior Vice President, Worldwide Operations	40%	N/A	40%	20%

Performance Goals - Fiscal 2012 Second Half

	Revenue	Non-GAAP Operating Income $	Non-GAAP Gross Margin %
President and Chief Executive Officer; Vice President and Chief Financial Officer, Executive Vice Presidents and Senior Vice President, Worldwide Operations	20%	40%	40%
The revenue performance goal is based on the Company's reported GAAP revenue. The Non-GAAP Operating Income performance goal is based on the Company's non-GAAP operating income, which it calculates by excluding from GAAP operating income for the applicable period, stock compensation expense, restructuring-related charges, acquisition-related expenses, litigation settlement gains and losses and certain deferred executive compensation. The Non-GAAP Gross Margin performance goal is based on the Company's non-GAAP gross margin, which it calculates by excluding from GAAP gross profit for the applicable period, stock compensation expense, restructuring-related charges and acquisition-related expenses. The Product Design Wins performance goal is based on the total number and the quality or difficulty of achievement of design/installation projects awarded to or contracted by the Company from a pre-established list of such projects. Where the table above indicates that a performance goal was based on the achievement of the goal by a business unit, the performance goal was defined in the same manner, but only the results of the applicable business unit were taken into account in setting the achievement levels and measuring performance.

In determining the weightings between performance goals for each Named Executive Officer, the Compensation Committee's aim was to align the short-term compensation of each Named Executive Officer with overall corporate operating strategy. For instance, the performance goals for the Chief Executive Officer, Vice-President and Chief Financial Officer and Senior Vice President, Worldwide Operations were designed to focus such executives on improving the Company's competitive position and achieving overall profitable growth for the Company. The performance goals for the Company's former Executive Vice President and General Manager, Front-End Solutions (who was an executive officer of the Company on September 28, 2012, but whose employment with the Company ended on December 3, 2012) and Executive Vice President and General Manager, High Performance Analog (who was promoted to Executive Vice President and Corporate General Manager on November 20, 2012) were designed to focus those executives on business unit performance (i.e., securing design wins for new products and expanding the Company's customer base).
The Compensation Committee then determines with respect to each performance goal the “threshold,” “target” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply. The Compensation Committee sets the performance goals, weightings and “threshold,” “target” and “maximum” levels of achievement on a semi-annual basis.
At the end of each six month period, the Compensation Committee determines the total amount of short-term compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal assigned to such executive against the “threshold,” “target” and “maximum” levels of achievement that it set for that performance goal. The Compensation Committee determines the amount of short-term compensation the executive is eligible to receive with respect to each performance goal as follows:

•
If the level of achievement for that performance goal falls below the “threshold” level, then the executive will not earn any short-term compensation with respect to that performance goal (absent an exercise of discretion by the Compensation Committee).

•
If the level of achievement for that performance goal is equal to the “threshold,” “target” or “maximum” level, then the executive earns the product obtained by multiplying (i) the “threshold,” “target” or “maximum” percentage, as applicable, times (ii) the executive's base salary for the relevant six month period times (iii) the weighting assigned to that performance goal.

•
If the level of achievement for the performance goal falls in between either the “threshold” and “target” levels or the “target” and “maximum” levels, the executive would earn short-term compensation equal to the short-term compensation payable at the “threshold” or “target” level, respectively, plus a pro rata amount of the difference between the short-term compensation payable for that performance goal at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.

•
Absent an exercise of discretion by the Compensation Committee, if the level of achievement for the performance goal exceeds the “maximum” level, the executive will only earn the amount payable for achievement at the “maximum” level.

The computation of each executive's short-term compensation under the Incentive Plan is not a weighted average of the level of achievement across all performance goals, but rather an evaluation of each performance goal individually, a determination of the portion of the total eligible bonus allocated to that performance goal that can be earned and a summation of those amounts.
The target level performance goals established by the Compensation Committee under the Incentive Plan are based on the Company's historical operating results and growth rates as well as the Company's expected future results, and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Committee believes should be rewarded. Financial performance goals are set with the expectation that the “target” level will be higher than the consensus analyst estimates for the Company. The “target” level for non-financial performance goals are generally set with the expectation that if the actual results are achieved that such achievement would result in a significant positive impact on the Company.
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a performance goal based on non-GAAP operating income (after accounting for any incentive award payments, including those to be made under the Incentive Plan) at the “threshold” level. In addition, pursuant to the terms of the Incentive Plan, actual payments for the first six month performance period are capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. Any amounts held back are subsequently paid after the end of the fiscal year provided that the financial performance established in the first six months of the year is sustained throughout the fiscal year and that the executive remains employed with the Company at the time of payment. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company's performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term compensation awards in extraordinary circumstances.
For the first half of fiscal 2012, the Company's level of achievement of each performance goal was as follows:
Accordingly, each of the Chief Executive Officer, the Vice-President and Chief Financial Officer, the former Executive Vice President and General Manager, Front-End Solutions and the Executive Vice President and General Manager, High Performance Analog earned a short-term compensation award for the first half of fiscal 2012 equal to approximately 29%, 18%, 10% and 30% of his annual base salary, respectively. The Compensation Committee exercised its discretion to increase the short-term compensation award payments to employees of the Company's Worldwide Operations group who participated in either the Incentive Plan (which included the Senior Vice President, Worldwide Operations) or a non-executive short term incentive compensation plan maintained by the Company by twenty-five percent (25%) due to the impact unanticipated pricing pressures had on the Company's financial results. This increase was funded by reducing the first half incentive plan payments to employees of a business unit (which did not include any executive officers) such that the overall, aggregate incentive payments made by the Company under both the Incentive Plan and the non-executive short term incentive plans were equal to the payments that would have been made had the Compensation Committee not exercised any discretion. As a result of the Compensation Committee exercising such discretion, the Senior Vice President, Worldwide Operations received a first half short term compensation award equal to approximately 9% of his annual base salary instead of 7% of his annual base salary.

Consistent with the Incentive Plan (and the other non-executive employee incentive plans), actual payments for the first half performance period of fiscal 2012 were capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of fiscal 2012 since the Company sustained its financial performance throughout fiscal 2012.

For the second half of fiscal 2012, the Company's level of achievement of each performance goal was as follows:
Accordingly, each of the Chief Executive Officer, and the Vice-President and Chief Financial Officer, former Executive Vice President and General Manager, Front-End Solutions, Executive Vice President and General Manager, High Performance Analog, and Senior Vice President, Worldwide Operations earned a short term compensation award for the second half of fiscal 2012 equal to approximately 25%, 15%, 15%, 15% and 14% of his annual base salary, respectively. In addition, the 20% “holdback” of the short term compensation award for the first half of fiscal 2012 was paid out to each executive officer after the end of the fiscal 2012 due to the Company's sustained financial performance.

For the full fiscal year, the total payments under the Incentive Plan to each of the Chief Executive Officer (who was eligible to earn 125% of his annual base salary at the “target” performance level for fiscal 2012), and the Vice-President and Chief Financial Officer, the former Executive Vice President and General Manager, Front-End Solutions, the Executive Vice President and General Manager, High Performance Analog (each of whom was eligible to earn 75% of his annual base salary at the “target” performance level for fiscal 2012), and the Senior Vice President, Worldwide Operations (who was eligible to earn 70% of his annual base salary at the “target” performance level for fiscal 2012), earned approximately 54%, 33%, 25%, 45% and 23% of his annual base salary, respectively.

Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company's practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal 2012, the Compensation Committee made awards to executive officers, including certain Named Executive Officers, on November 10, 2011, at a regularly scheduled Compensation Committee meeting. Stock options awarded to executive officers at the meeting had an exercise price equal to the closing price of the Company's common stock on the meeting date.

In making stock-based compensation awards to executive officers for fiscal year 2012, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made available for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company's common stock that would be made available for annual executive officer equity awards at approximately the median of the Comparator Group after its evaluation of the Company's business needs for attraction and retention of executives, internal and external circumstances impacting the Company and its employees and RiskMetrics/ISS guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers from the overall pool the Committee made available for equity awards for fiscal 2012. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards for the executive using the fair market value of the Company's common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the performance share award. The Compensation Committee's rationale for awarding performance shares is to further align the executive's interest with those of the Company's stockholders by using equity-awards that will vest only if the Company achieves pre-established performance metrics. A description of the performance share awards, the method by which they vest and the related performance metrics is set forth below in the “Grants of Plan Based Awards” table.

Other Compensation and Benefits
We also provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee's goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to all other employees. Additionally, executive officers are permitted to participate in the Company's 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as all other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any SERP or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2012, the Company offered executives the opportunity to participate in financial planning services through Ayco at a cost of $13,000 per executive paid by the Company. Other than Mr. Freyman, none of the Named Executive Officers elected to participate in the Company-paid program. Although Mr. Aldrich receives financial planning services from Ayco, he personally pays for such services.

Although certain Named Executive Officers were historically provided an opportunity to participate in the Company's Executive Compensation Plan (the “Executive Compensation Plan”) - an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation - as a result of deferred compensation legislation under Section 409A of the IRC, effective December 31, 2005, the Company no longer permits employees to make contributions to the plan. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so.

Severance and Change of Control Benefits
None of our executive officers, including the Named Executive Officers, has an employment agreement that provides a specific term of employment with the Company. Accordingly, the employment of any such employee may be terminated at any time. We do provide certain benefits to our Named Executive Officers upon certain qualifying terminations and in connection with terminations under certain circumstances following a change of control. A description of the material terms of our severance and change of control arrangements with the Named Executive Officers can be found immediately below and further below under the “Potential Payments Upon Termination or Change of Control” section below.

The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for two years after termination of employment. Outside of the change in control context, severance benefits are payable to the Named Executive Officers if their employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company's Board of Directors for a minimum of two years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer's severance or other termination benefit is generally tied to his respective annual base salary and any short-term incentive earned.

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

Lastly, each Named Executive Officer's outstanding unvested stock options and restricted stock awards (if any) fully vest upon the occurrence of a change in control. In addition, each outstanding performance share award shall be deemed earned as to (a) the “target” performance level if the change of control occurs during the performance period or (b) the number of shares deemed earned under the award based on actual performance if the performance period ends on or before the change of control occurs. The Company believes this accelerated vesting is appropriate given the importance of long-term equity awards in our executive compensation program and the uncertainty regarding the continued employment of Named Executive Officers that typically occurs in a change in control context. The Company's view is that this vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company and encourages the Named Executive Officers to remain employed with the Company through the change in control process and to focus on enhancing stockholder value both before and during the process.

Executive Officer Stock Ownership Requirements
We have adopted an Executive Officer Stock Ownership program that requires our executive officers (including our Named Executive Officers) to hold a significant equity interest in Skyworks with the objective of more closely aligning the interests of our executive officers with those of our stockholders. The minimum number of shares of our common stock that the Executive Officer ownership guidelines require our Named Executive Officers to hold while serving in their capacity as executive officers is as follows:

Position	Minimum Share Requirement:
President and Chief Executive Officer	The lower of (a) the number of shares with a fair market value equal to six (6) times current base salary or (b) 382,200 shares.

VP and Chief Financial Officer; Executive Vice President and Corporate General Manager; Senior Vice President, Worldwide Operations	The lower of (a) the number of shares with a fair market value equal to 2.5 times current base salary or (b) 89,800, 95,000 or 92,500 shares, respectively.
For purposes of the Executive Officer Ownership program, the fair market value of a person's holding is based on the average closing price per share of the Company's common stock as reported on the NASDAQ Global Select Market (or if the Shares are not then traded on such market, such other market on which the Shares are traded) for the 12-month period ending with the determination date. As of January 15, 2013, all of our Named Executive Officers were in compliance with the stock ownership guidelines.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2012, fiscal year 2011 and fiscal year 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich	2012	$657,500	$1,717,200	$1,196,219	$358,963	$13,948	$3,943,830
President and Chief Executive Officer	2011	$635,100	$2,856,000	$1,476,137	$955,830	$12,880	$5,935,947
	2010	$609,000	$1,508,750	$1,109,614	$1,106,510	$12,879	$4,346,753

Donald W. Palette	2012	$373,300	$667,800	$398,740	$122,374	$12,533	$1,574,747
Vice President and Chief Financial Officer	2011	$357,800	$952,000	$492,046	$350,243	$11,318	$2,163,407
	2010	$338,500	$506,940	$355,076	$368,874	$11,500	$1,580,890

Gregory L. Waters	2012	$418,700	$667,800	$398,740	$104,100	$11,242	$1,600,582
former Executive Vice President and General Manager, Front-End Solutions (4)	2011	$407,200	$952,000	$492,046	$375,179	$11,042	$2,237,467
	2010	$390,000	$506,940	$355,076	$382,434	$10,942	$1,645,392

Liam K. Griffin	2012	$397,800	$667,800	$398,740	$180,863	$20,471	$1,665,674
Executive Vice President and General Manager, High Performance Analog (5)	2011	$378,100	$952,000	$492,046	$425,650	$44,480	$2,292,276
	2010	$357,500	$506,940	$355,076	$341,653	$28,108	$1,589,277

Bruce J. Freyman	2012	$378,900	$610,560	$358,866	$86,674	$24,762	$1,459,762
Senior Vice President, Worldwide Operations	2011	$368,900	$952,000	$492,046	$385,148	$24,042	$2,222,136
	2010	$355,500	$470,730	$332,884	$371,307	$10,942	$1,541,363
____________

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of ASC 718-Compensation-Stock Compensation (“ASC 718”) of performance share awards, restricted stock and stock options awarded during the applicable fiscal year, with estimated forfeiture rates applied to restricted stock and stock option awards. For fiscal years 2010, 2011 and 2012, the maximum grant date fair values of the Stock Awards would be two times (2 x) the amount shown in the table. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company's financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2012 (the “Form 10-K”).

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For the first and second half of fiscal year 2011, as well as the second half of fiscal year 2010, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2010: $497,500; FY 2011 $318,800), Mr. Palette (FY 2010: $165,800; FY 2011 $98,900), Mr. Waters (FY 2010: $148,400; FY 2011 $137,700), Mr. Griffin (FY 2010: $127,200; FY 2011 $159,700) and Mr. Freyman (FY 2010: $158,000; FY 2011 $126,100). The number of shares awarded in lieu of cash was based on the fair market value of the Company's common stock on May 11, 2010, November 9, 2010, with respect to fiscal year 2010, and May 11, 2011, and November 10, 2011 with respect to fiscal year 2011, which are the respective dates that the payments under the respective executive incentive plans were approved by the Compensation Committee. For fiscal year 2012, no common stock was awarded in lieu of cash since the Company did not exceed any “target” performance metric included in the Incentive Plan.

(3)
“All Other Compensation” includes the Company's contributions to the executive's 401(k) plan and the cost of group term life insurance premiums. Mr. Griffin's amount also includes subsidized mortgage and other relocation expenses of $17,768, $33,933 and $9,662 for fiscal years 2010, 2011 and 2012, respectively. Mr. Freyman's amount includes financial planning services of $13,000.

(4)	Mr. Waters' employment with the Company ended on December 3, 2012.

(5)	Mr. Griffin was promoted to Executive Vice President and Corporate General Manager on November 20, 2012.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2012, including incentive awards payable under our Fiscal Year 2011 Executive Incentive Plan.

		Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(3)	(4)	Awards(5)
David J. Aldrich	11/10/2011	$412,500	$825,000	$1,650,000	45,000	90,000	180,000	—	150,000	$19.08	$2,913,419
President and Chief Executive Officer

Donald W. Palette	11/10/2011	$140,625	$281,250	$562,500	17,500	35,000	70,000	—	50,000	$19.08	$1,066,540
Vice President and Chief Financial Officer

Gregory L. Waters	11/10/2011	$157,500	$315,000	$630,000	17,500	35,000	70,000	—	50,000	$19.08	$1,066,540
former Executive Vice President and General Manager, Front-End Solutions (6)

Liam K. Griffin	11/10/2011	$150,000	$300,000	$600,000	17,500	35,000	70,000	—	50,000	$19.08	$1,066,540
Executive Vice President and General Manager, High Performance Analog (7)

Bruce J. Freyman	11/10/2011	$133,000	$266,000	$532,000	16,000	32,000	64,000	—	45,000	$19.08	$969,426
Senior Vice President, Worldwide Operations
____________

(1)
Actual performance between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares equal to the number of shares issuable at the “threshold” or “target” level under the performance share award (“PSA”) granted by the Company, respectively, plus a pro rata amount of the difference between the number of shares issuable under the PSA at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the “Summary Compensation Table” above under “Non-Equity Incentive Plan Compensation.”

(2)
Represents PSAs granted on November 10, 2011, under the Company's 2005 Long-Term Incentive Plan (the “FY12 PSAs”). The FY12 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award. The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP operating margin achieved (related to 50% of the shares underlying the award) and the key product design wins obtained (related to the other 50% of the shares underlying the award) during the performance period against a range of pre-established targets. The Compensation Committee determines the low end of the range based on the minimum performance that would be acceptable to the Company to justify a payout. The high end of the range represents a best case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY12 PSAs correspond to the level of achievement of the performance goals. The target level of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” share level, and performance at the “maximum” level results in the issuance of a number of shares equal to two times (2 x) the “target” share level. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels result in an issuance of a number of shares equal to the number of shares issuable at the “threshold” or “target” level, respectively, plus a pro rata amount of the difference between the number of shares issuable under the FY12 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels. The “continued employment” condition of the FY12 PSAs provides that, to the extent that the non-GAAP operating margin and key product design win performance metrics are met for the fiscal year, then one-third (33%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, the next one-third (33%) of such shares would be issuable to the executive on the second anniversary of the grant date (the “Second Issuance Date”), and the final one-third (33%) of such shares would be issuable to the executive on the third anniversary of the grant date (the “Third Issuance Date”), provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY12 PSA (or his or her estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

(3)
The options vest over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company. Options may not be exercised more than three months after the executive ceases to be employed by the Company, except in the event of termination by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following termination.

(4)	Stock options awarded to executive officers had an exercise price equal to the closing price of the Company's common stock on the grant date.

(5)	Amount reflects the grant date fair values of stock options and PSAs granted on November 10, 2011, computed in accordance ASC 718.

(6)	Mr. Waters' employment with the Company ended on December 3, 2012.

(7)	Mr. Griffin was promoted to Executive Vice President and Corporate General Manager on November 20, 2012.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Note Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
David J. Aldrich	180,000	—		—	$9.33	11/6/2014	—	$—	314,031	$7,398,570
President and Chief Executive Officer	225,000	75,000	(3)	—	$7.18	11/4/2015
	125,000	125,000	(4)	—	$12.07	11/10/2016
	41,250	123,750	(5)	—	$23.80	11/9/2017
	—	150,000	(6)	—	$19.08	11/10/2018

Donald W. Palette	—	22,500	(3)	—	$7.18	11/4/2015	—	$—	109,897	$2,589,173
Vice President and Chief Financial Officer	40,000	40,000	(4)	—	$12.07	11/10/2016
	—	41,250	(5)	—	$23.80	11/9/2017
	—	50,000	(6)	—	$19.08	11/10/2018

Gregory L. Waters	—	25,000	(3)	—	$7.18	11/4/2015	—	$—	109,897	$2,589,173
former Executive Vice President And General Manager, Front-End Solutions (7)	—	40,000	(4)	—	$12.07	11/10/2016
	—	41,250	(5)	—	$23.80	11/9/2017
	—	50,000	(6)	—	$19.08	11/10/2018

Liam K. Griffin	—	25,000	(3)	—	$7.18	11/4/2015	—	$—	109,897	$2,589,173
Executive Vice President And General Manager, High Performance Analog (8)	—	40,000	(4)	—	$12.07	11/10/2016
	—	41,250	(5)	—	$23.80	11/9/2017
	—	50,000	(6)	—	$19.08	11/10/2018

Bruce J. Freyman	—	22,500	(3)	—	$7.18	11/4/2015	—	$—	104,917	$2,471,845
Senior Vice President, Worldwide Operations	37,500	37,500	(4)	—	$12.07	11/10/2016
	13,750	41,250	(5)	—	$23.80	11/9/2017
	—	45,000	(6)	—	$19.08	11/10/2018
____________

(1)
Reflects shares issuable under the FY12 PSAs (awarded on November 10, 2011, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above) at the “target” level, as well as two-thirds (66%) of the shares issuable under the PSAs granted on November 9, 2010 under the Company's 2005 Long-Term Incentive Plan (the “FY11 PSAs”) and one third (33%) of shares issuable under the PSAs granted on November 10, 2009 under the Company's 2005 Long-Term Incentive Plan (the “FY10 PSAs”) at the “actual” level. Other than having only one performance metric -- “non-GAAP operating margin” for the FY10 PSAs and “non-GAAP gross margin” for the FY11 PSAs -- the FY11 PSAs and FY10

PSAs have the same terms and conditions as the FY12 PSAs described in footnote 2 of the “Grants of Plan-Based Awards Table” above. With respect to the FY12 PSAs, the Company achieved 87.8% of the “maximum” level for the performance metrics (after adjusting non-GAAP operating margin to exclude the operational impact of the Advanced Analogic Technologies Incorporated acquisition that closed on January 10, 2012) and, accordingly, on November 12, 2012, the Company issued one-third of the number of shares earned by each executive under his FY12 PSA, and held back the other two-thirds of such earned shares for possible issuance on the Second and Third Issuance Dates provided the executive meets the continued employment condition. Regarding the FY11 PSAs, the Company has previously achieved 89.3% of the “maximum” level for the performance metric and, accordingly, on November 10, 2011, and November 9, 2012, the Company issued one-third of each executive's earned shares under the FY11 PSAs. Each executive will receive the final one-third of such earned shares under the FY11 PSAs on or about November 9, 2013 provided that the executive remains employed with the Company on such date. Regarding the FY10 PSAs, the Company achieved 100% of the “maximum” level and, accordingly, on November 10, 2010, November 10, 2011, and November 12, 2012, the Company issued one-third of each executive's earned shares under the FY10 PSAs because each such employee was employed on those dates.

(2)	Reflects a price of $23.56 per share, which was the closing sale price of the Company's common stock on the NASDAQ Global Select Market on September 28, 2012.

(3)	These options were granted on November 4, 2008, and vested at a rate of 25% on each anniversary of the grant date until they became fully vested on November 4, 2012.

(4)	These options were granted on November 10, 2009, and vest at a rate of 25% on each anniversary of the grant date through November 10, 2013.

(5)	These options were granted on November 9, 2010, and vest at a rate of 25% on each anniversary of the grant date through November 9, 2014.

(6)	These options were granted on November 10, 2011, and vest at a rate of 25% on each anniversary of the grant date through November 10, 2015.

(7)
Mr. Waters' employment with the Company ended on December 3, 2012. Pursuant to the terms of the Company's equity incentive plans governing the awards to Mr. Waters, upon his termination Mr. Waters forfeited all unvested performance share awards and unvested non-qualified stock option awards. Further, any vested and unexercised non-qualified stock option awards held by Mr. Waters expire on the date that is three months after the date of termination of his employment (or such earlier date of termination of such options by their terms).

(8)	Mr. Griffin was promoted to Executive Vice President and Corporate General Manager on November 20, 2012.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers' option exercises and stock award vesting during fiscal year 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David J. Aldrich	529,254	$9,578,466	401,242	$8,294,609
President and Chief Executive Officer
Donald W. Palette	91,250	$1,710,155	99,550	$2,034,312
Vice President and Chief Financial Officer
Gregory L. Waters	71,250	$1,191,839	105,245	$2,157,359
former Executive Vice President and General Manager, Front-End Solutions (3)
Liam K. Griffin	71,250	$1,200,094	135,245	$2,796,959
Executive Vice President and General Manager, High Performance Analog (4)
Bruce J. Freyman	112,500	$2,321,141	105,070	$2,156,433
Senior Vice President, Worldwide Operations
____________

(1)
Reflects one-third of the shares earned under the FY11 PSAs that were issued on November 9, 2011 to Mr. Aldrich (72,909 shares), Mr. Palette (24,303 shares), Mr. Waters (24,303 shares), Mr. Griffin (24,303 shares) and Mr. Freyman (24,303 shares), as well as one-third of the shares earned under the FY10 PSAs that were issued on November 10, 2011 to Mr. Aldrich (82,500 shares), Mr. Palette (27,720 shares), Mr. Waters (27,720 shares), Mr. Griffin (27,720 shares) and Mr. Freyman (25,740 shares), as well as one-third of the FY09 PSAs that were issued on November 4, 2011, to Mr. Aldrich (95,833 shares), Mr. Palette (30,027 shares), Mr. Waters (33,222 shares), Mr. Griffin (33,222 shares) and Mr. Freyman (30,027 shares). In addition, the amount reflects certain of the 2009 Replacement PSAs (as defined below) that were issued on November 7, 2011, to Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin (50,000 shares) and Mr. Freyman (25,000 shares).

On June 4, 2009, each Named Executive Officer had the opportunity to forfeit an outstanding performance share award dated November 6, 2007, that such executive had previously been granted (the “2007 PSA”) and receive, in its place, the following equity awards:
(x) a restricted stock award (the “2009 Replacement RSA”) covering shares equal to the “Threshold/Nominal” tranche of shares of the Company's common stock that could be earned under the executive's 2007 PSA, which shares would vest on or about November 6, 2010, provided the Named Executive Officer continued his employment with the Company through such date, and
(y) an IRC Section 162(m) compliant performance share award (the “2009 Replacement PSA”, and together with the 2009 Replacement RSA, the “2009 Replacement Awards”) pursuant to which the executive would receive a number of shares of the Company's common stock equal to the aggregate amount of the “target” and “maximum/stretch” tranches of shares of the Company's common stock that could be earned under the 2007 PSA, if certain conditions are satisfied.
Each of the Named Executive Officers accepted the Company's offer and agreed to have his 2007 PSA cancelled and replaced with the 2009 Replacement Awards. The maximum number of shares issued under the 2009 Replacement Awards for each Named Executive Officer on June 10, 2009, was equal to the maximum number of shares that would have been issuable to such executive under his cancelled 2007 PSA. The 2009 Replacement Awards consisted of (a) the 2009 Replacement RSAs that vested on November 6, 2010, as follows: Mr. Aldrich (150,000 shares), Mr. Palette (17,500 shares), Mr. Waters (20,000 shares), Mr. Griffin (50,000 shares) and Mr. Freyman (25,000 shares); and (b) the 2009 Replacement PSAs as follows (which represents the number of shares that could have been received under each such executive's 2007 PSA if the “maximum/stretch” tranches of shares were earned): Mr. Aldrich (300,000 shares), Mr. Palette (35,000 shares), Mr. Waters (40,000 shares), Mr. Griffin (100,000 shares) and Mr. Freyman (50,000 shares). The 2009 Replacement PSAs had both “relative stock performance” and “continued employment” conditions that had to be met in order for the executive to receive any shares underlying the award. The “relative stock performance” condition provided that if the percentage change in the price of Skyworks' common stock as compared to a “peer group” of companies during a specified “measuring period” exceeded the 60th percentile of such peer group, then the “target” price level change would have been met and 50% of the total shares covered by the PSA would be earned, subject to the continued employment condition. If the percentage change in the price of Skyworks' common stock exceeded the 70th percentile of the peer group then the “maximum” price level change would have been met and 100% of the shares subject to the PSA would be earned, subject to the continued employment condition. The percentage change in the price of the common stock of the Company, as well as each member of the peer group, during the Measurement Period was determined by comparing (x) the average of such entity's stock price for the ninety (90) day period beginning on November 6, 2007 to (y) the average of the entity's stock price for the ninety (90) day period ending on November 6, 2010. For purposes of calculating the average price of the common stock of an entity during such ninety (90) day periods, only “trading days” (days on which the NASDAQ Global Select Market is open for trading) were used in such calculation, and trading volume on any such trading day was not factored into such calculation. For purposes of the 2009 Replacement PSAs, the “Measurement Period” was deemed to have started on November 6, 2007, and ended on November 6, 2010. The “continued employment” condition provided that, if the relative stock price performance condition is met for either the “target” or “maximum” level, then 50% of the total shares for which the relative stock price performance metric was met would be issuable to the executive on or about November 6, 2010, and the other 50% of such total shares would be issuable to the executive on or about November 6, 2011, provided that the executive is employed with Skyworks through such date(s). In the event of termination by reason of death or permanent disability after the measurement date of a 2009 Replacement PSA (but before shares are issued), the holder (or his or her estate) would receive the number of shares that would have been issuable thereunder based on the actual performance of the Company. In November 2010, the Company determined that the change in the price of the Company's common stock had exceeded the 70th percentile of its peer group and as a result the “maximum” relative stock performance level had been met and therefore 100% of the shares subject to the PSA were eligible for issuance subject to the continued employment condition. On each of November 6, 2010, and November 7, 2011, the Company issued one-half of each executive's earned shares since each executive met the continued employment condition.

(2)	Represents the aggregate fair market value of the stock awards on the applicable vesting dates.

(3)	Mr. Waters' employment with the Company ended on December 3, 2012.

(4)	Mr. Griffin was promoted to Executive Vice President and Corporate General Manager on November 20, 2012.

Nonqualified Deferred Compensation Table
In prior fiscal years, certain executive officers were provided an opportunity to participate in the Company's Executive Compensation Plan, an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation, as a result of deferred compensation legislation under Section 409A of the IRC. The Company has not permitted employees to make contributions to the Executive Compensation Plan since December 31, 2005. Mr. Aldrich is the only Named Executive Officer that participated in the Executive Compensation Plan. Mr. Aldrich's contributions are credited with earnings/losses based upon the performance of the investments he selects. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his or her vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while it was active, it never made any company contributions.
The following table summarizes the aggregate earnings in the fiscal year 2012 for Mr. Aldrich under the Executive Compensation Plan.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregated Earnings in Last Fiscal Year ($)	Aggregated Withdrawals/ Distributions ($)	Aggregated Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich,	$—	$—	$159,240	$—	$843,797
President and Chief Executive Officer
____________

(1)	Balance as of September 28, 2012. This amount is comprised of Mr. Aldrich's individual contributions and the return/(loss) generated from the investment of those contributions.
Potential Payments Upon Termination or Change of Control
Chief Executive Officer
In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a payment equal to two and one-half times (2 ½ x) the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, Mr. Aldrich's Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards (“PSAs”).
The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a payment equal to two times (2 x) the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the termination occurs or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any PSAs outstanding, shares subject to such award would have been deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich's death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
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
Other Named Executive Officers
In January 2008, the Company entered into Change of Control / Severance Agreements with each of Bruce J. Freyman, Liam K. Griffin, Donald W. Palette and Gregory L. Waters (each a “COC Agreement”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment limited to a maximum of $500,000 for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, each COC Agreement provides for full acceleration of the vesting of all then outstanding stock options and restricted stock awards and partial acceleration of any outstanding performance share awards. In the case of Mr. Freyman's COC Agreement, the severance payment due will be paid out in bi-weekly installments over a twelve (12) month period.
Each COC Agreement also sets out severance benefits outside a change of control that become payable if, while employed by the Company, the executive is involuntarily terminated without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a payment equal to the sum of (x) his annual base salary and (y) any short-term incentive award then due; and (ii) all then vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms). In the case of Mr. Freyman's COC Agreement, any severance payment due will be paid out in bi-weekly installments over a twelve (12) month period. In the event of the executive's death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
Each COC Agreement is intended to be compliant with Section 409A of the IRC and has an initial two (2) year term, which is thereafter renewable on an annual basis for up to five (5) additional years upon mutual agreement of the Company and the executive. Additionally, each COC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and, except for Mr. Freyman's COC Agreement, each contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Freyman's COC Agreement contains non-

solicitation provisions applicable to him while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
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
The following table summarizes the payments and benefits that would be made to the Named Executive Officers under their change of control/severance agreements with the Company in the following circumstances as of September 28, 2012:

•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause or for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.
The following table does not reflect any equity awards made after September 28, 2012.

Name	Benefit	Before Change in Control: Termination w/o Cause or for Good Reason (1)	After Change in Control: Termination w/o Cause or for Good Reason (1)	Upon Change in Control (1)	Death/ Disability (1)
David J. Aldrich	Salary and Short-Term Incentive(4)	$2,970,000	$3,712,500	$—	$—
President and Chief Executive Officer(2)(5)	Accelerated Options	3,336,750	3,336,750	3,336,750	3,336,750
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	9,001,593	9,001,593	9,001,593	9,001,593
	Medical	—	22,214	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$15,308,343	$16,073,057	$12,338,343	$12,338,343

Donald W. Palette	Salary and Short-Term Incentive(4)	$375,000	$1,312,500	$—	$—
Vice President and Chief Financial Officer	Accelerated Options	—	1,052,150	1,052,150	1,052,150
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,212,571	3,212,571	3,212,571
	Medical	—	23,805	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$375,000	$5,601,026	$4,264,721	$4,264,721

Gregory L. Waters	Salary and Short-Term Incentive(4)	$420,000	$1,470,000	$—	$—
former Executive Vice President and General Manager, Front-End Solutions (6)	Accelerated Options	—	1,093,100	1,093,100	1,093,100
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,212,571	3,212,571	3,212,571
	Medical	—	23,805	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$420,000	$5,799,476	$4,305,671	$4,305,671

Liam K. Griffin	Salary and Short-Term Incentive(4)	$400,000	$1,432,110	$—	$—
Executive Vice President and General Manager, High Performance Analog (7)	Accelerated Options	—	1,093,100	1,093,100	1,093,100
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,212,571	3,212,571	3,212,571
	Medical	—	23,805	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$400,000	$5,761,586	$4,305,671	$4,305,671

Bruce J. Freyman	Salary and Short-Term Incentive(4)	$380,000	$1,322,086	$—	$—
Senior Vice President, Worldwide Operations	Accelerated Options	—	1,001,025	1,001,025	1,001,025
	Accelerated Restricted Stock	—	—	—	—
	Accelerated Performance Shares	—	3,041,808	3,041,808	3,041,808
	Medical	—	22,214	—	—
	Excise Tax Gross-Up(3)	—	—	—	—
	TOTAL	$380,000	$5,387,133	$4,042,833	$4,042,833
____________

(1)
Reflects a price of $23.56 per share, which was the closing sale price of the Company's common stock on the NASDAQ Global Select Market on September 28, 2012. Excludes Mr. Aldrich's contributions to deferred compensation plan as there have been no employer contributions.

(2)	“Good Reason” termination in change in control circumstances for Mr. Aldrich includes voluntarily terminating employment following such change in control.

(3)
Other than Mr. Aldrich, the Named Executive Officer's excise tax gross-up is capped at $500,000. Based on the information set forth in the table above, no Named Executive Officer would have received any gross-up in fiscal year 2012.

(4)
Amounts for termination “Before Change in Control w/o Cause” for all executive officers (except Mr. Aldrich) exclude any Incentive Plan payment since there is typically no payment then due under the plan. Amount for termination “Before Change in Control w/o Cause or for Good Reason” for Mr. Aldrich reflects an Incentive Plan payment at the “target” level since the three (3) year average of his incentive plan payments was less than his FY12 Incentive Plan payment at the “target” level. The amount for each executive for termination “After Change in Control” (other than Messrs. Aldrich, Palette and Waters) reflects an Incentive Plan payment equal to the three (3) year average of the actual incentive payments made for fiscal years 2011, 2010 and 2009, since such average is greater than the “target” payout level; for Messrs. Aldrich, Palette and Waters, amounts reflect an Incentive Plan payment at the “target” level since the three (3) year average of actual incentive payments made for each executive was less than their respective FY12 Incentive Plan payment at the “target” level. Amounts shown do not reflect the value of accrued vacation/paid time off to be paid upon termination as required by law.

(5)
In the event Mr. Aldrich voluntarily terminated his employment outside of a change of control as of September 28, 2012, he would have received $13,743,618, comprised of the following: cash ($2,970,000); accelerated options ($3,000,750); and accelerated performance share awards ($7,772,868).

(6)
On December 3, 2012, Mr. Waters' employment was terminated and, pursuant to his COC Agreement, the Company made a lump sum payment to him of $420,000 on January 10, 2013. Mr. Waters will not be paid any additional amounts pursuant to his COC Agreement, and none of the hypothetical amounts set forth in the table above will be paid to Mr. Waters going forward.

(7)	Mr. Griffin was promoted to Executive Vice President and Corporate General Manager on November 20, 2012.

Director Compensation
Cash Compensation
Directors who are not employees of the Company are paid, in quarterly installments, an annual retainer of $50,000. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($30,000); the Chairman of the Audit Committee ($20,000); the Chairman of the Compensation Committee ($15,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000); non-chair member of Compensation Committee ($7,500); and non-chair member of Nominating and Corporate Governance Committee ($5,000). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director(s) for extraordinary service during a fiscal year.
Equity-Compensation
Newly appointed non-employee directors receive an initial equity grant comprised of a combination of stock options and restricted stock having an aggregate Black-Scholes value targeted between the 50th and 75th percentile of the director equity compensation component of the Comparator Group, with the stock option having an exercise price equal to the fair market value of the common stock on the date of grant. In addition, following each annual meeting of stockholders, each non-employee director who is continuing in office or re-elected, will receive a restricted stock award for 6,000 shares. Unless otherwise determined by the Board of Directors, any nonqualified stock options awarded under the 2008 Director Long-Term Incentive Plan will vest in four (4) equal annual installments on the anniversary of the date of grant and any restricted stock awards under the 2008 Directors' Plan will vest in three (3) equal annual installments on the anniversary of the date of grant. In the event of a change of control of the Company, the outstanding options and restricted stock under the 2008 Director Long-Term Incentive Plan shall become fully exercisable and deemed fully vested, respectively.

No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.

Director Compensation Table
The following table summarizes the compensation paid to the Company's non-employee directors for fiscal year 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
David J. McLachlan, Chairman	$95,000	$142,535	$—	$237,535
Timothy R. Furey	$70,000	$142,535	$—	$212,535
Kevin L. Beebe	$67,500	$142,535	$—	$210,035
David P. McGlade	$62,500	$142,535	$—	$205,035
Robert A. Schriesheim	$77,500	$142,535	$—	$220,035
Balakrishnan S. Iyer	$70,000	$142,535	$—	$212,535
Moiz M. Beguwala	$65,000	$142,535	$—	$207,535
Thomas C. Leonard	$50,000	$142,535	$—	$192,535
____________

(1)
The amounts in the Stock Awards column represents the grant date fair values, computed in accordance with the provisions of ASC 718, for awards made during the fiscal year, with estimated forfeiture rates applied. For a description of the assumptions used in calculating the fair value of equity awards under ASC 718, see Note 11 of the Company's financial statements included in the Form 10-K.

(2)	The non-employee members of the Board of Directors who held such position on September 28, 2012, held the following aggregate number of unexercised options as of such date:

Name	Number of Securities Underlying Unexercised Options
David J. McLachlan, Chairman	30,000
Timothy R. Furey	45,000
Kevin L. Beebe	105,000
David P. McGlade	90,000
Robert A. Schriesheim	60,000
Balakrishnan S. Iyer	21,000
Moiz M. Beguwala	60,000
Thomas C. Leonard	3,750

Director Stock Ownership Requirements
We have adopted a Director Stock Ownership program that requires our directors to hold a significant equity interest in Skyworks with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of our common stock that the Director Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $50,000) multiplied by four (4), divided by the fair market value of the Company's common stock (rounded to the nearest 100 Shares). For purposes of the Director Stock Ownership program, the fair market value of a person's holding is based on the average closing price per share of the Company's common stock as reported on the NASDAQ Global Select Market (or if the Shares are not then traded on such market, such other market on which the Shares are traded) for the 12-month period ending with the determination date. As of January 15, 2013, the Director Ownership guidelines require non-employee directors to hold a minimum of 8,000 shares, and all directors were in compliance with such guidelines as of such date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors currently comprises, and during fiscal year 2012 was comprised of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
To the Company's knowledge, the following table sets forth the beneficial ownership of the Company's common stock as of January 15, 2013, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company's common stock as of January 15, 2013; (ii) the Named Executive Officers (as defined herein under the heading “Compensation Tables for Named Executive Officers”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2013, there were 191,948,572 shares of Skyworks common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2013, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Percent of Class
FMR LLC	14,357,776	(3)	7.48%
David J. Aldrich	1,245,580	(4)	(*)
Kevin L. Beebe	154,500		(*)
Moiz M. Beguwala	118,855		(*)
Bruce J. Freyman	198,319	(4)	(*)
Timothy R. Furey	67,000		(*)
Liam K. Griffin	157,849	(4)	(*)
Balakrishnan S. Iyer	76,582		(*)
Thomas C. Leonard	64,807		(*)
David P. McGlade	139,500		(*)
David J. McLachlan	82,100		(*)
Donald W. Palette	210,945	(4)	(*)
Robert A. Schriesheim	109,500		(*)
All current directors and executive officers as a group (14 persons)	2,855,678	(4)	1.48%
____________
*    Less than 1%

(1)
Unless otherwise set forth in the following notes, each person's address is the address of the Company's principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2013 (the “Current Options”), as follows: Mr. Aldrich - 787,500 shares under Current Options; Mr. Beebe - 105,000 shares under Current Options; Mr. Beguwala - 60,000 shares under Current Options; Mr. Freyman - 117,500 shares under Current Options; Mr. Furey - 30,000 shares under Current Options; Mr. Griffin - 71,250 shares under Current Options; Mr. Iyer - 21,000 shares under Current Options; Mr. Leonard - 3,750 shares under Current Options; Mr. McGlade - 90,000 shares under Current Options; Mr. McLachlan - 30,000 shares under Current Options; Mr. Palette - 108,750 shares under Current Options; Mr. Schriesheim - 60,000 shares under Current Options; current directors and executive officers as a group (14 persons) - 1,585,250 shares under Current Options.

(3)
Consists of shares beneficially owned by FMR LLC, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as a result of its sole ownership of Fidelity Management & Research Company (“Fidelity Research”) and indirect ownership of Pyramis Global Advisors Trust Company (“PGATC”). Fidelity Research, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 14,352,687 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Research, and the funds each has sole power to dispose of the 14,352,687 shares owned by the funds. Pyramis Global Advisors Trust Company (“PGATC”), a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 5,000 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power over 5,000 shares and sole voting power of 300 shares owned by institutional accounts managed by PGATC. Strategic Advisers, Inc., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 89 shares as a result of acting as an investment adviser to various individuals. Of the shares beneficially owned, FMR LLC (through its ownership of Fidelity Research and PGATC) has sole voting power with respect to 1,589 shares and sole dispositive power with respect to 14,357,776 shares. The address of Fidelity Research, Fidelity Trust and Strategic Advisers, Inc. is 82 Devonshire Street, Boston, MA 02109. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. With respect to the information relating to the affiliated FMR LLC entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G/A filed with the SEC on February 14, 2012.

(4)	Includes shares held in the Company's 401(k) Savings and Investment Plan as of January 15, 2013.

Equity Compensation Plan Information

As of September 28, 2012, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors' 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	AATI 1998 Amended Stock Plan

•	AATI 2005 Equity Incentive Plan

Except for the 1999 Employee Long-Term Incentive Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company's stockholders.

A description of the material features of each non-stockholder approved plan is provided below under the headings “1999 Employee Long-Term Incentive Plan” and “Non-Qualified Employee Stock Purchase Plan.”
The following table presents information about these plans as of September 28, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted_Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,327,935 (1)	$17.66	10,536,762	(2)
Equity compensation plans not approved by security holders	2,556,229	$7.95	—	(3)
Total	11,884,164	$15.57	10,536,762
____________

(1)	Excludes 1,960,008 unvested restricted shares and 2,646,759 unvested shares under performance shares awards.

(2)	No further grants will be made under the Directors' 2001 Stock Option Plan.

(3)	No further grants will be made under the 1999 Employee Long-Term Incentive Plan.

1999 Employee Long-Term Incentive Plan
The Company's 1999 Employee Long-Term Incentive Plan (the “1999 Employee Plan”) provided for the grant of non-qualified stock options to purchase shares of the Company's common stock to employees, other than officers and non-employee directors. The term of these options may not exceed 10 years. The 1999 Employee Plan contains provisions, which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant's termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment that affects outstanding options be consented to by the holder of the options. As of April 26, 2009, no additional grants were issuable under the 1999 Employee Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 1, 2011, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company's policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company's policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company's General Counsel and approved in advance by the Audit Committee. In addition, the Company's Code of Business Conduct and Ethics requires that employees discuss with the Company's Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee's ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company's Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Moiz M. Beguwala, Timothy R. Furey, Balakrishnan S. Iyer, Thomas C. Leonard, David J. McLachlan, David P. McGlade and Robert A. Schriesheim, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director and are independent directors of the Company within the meaning of applicable NASDAQ Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP provided audit services to the Company consisting of the annual audit of the Company's 2012 consolidated financial statements contained in the Company's Annual Report on Form 10-K and reviews of the financial statements contained in the Company's Quarterly Reports on Form 10-Q for fiscal year 2012. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2012	% of Total	Fiscal Year 2011	% of Total
Audit Fees (1)	$1,622,100	94%	$1,534,600	89%
Audit-Related Fees (2)	6,000	—%	83,000	5%
Tax Fees (3)	104,000	6%	77,500	4%
All Other Fees (4)	2,000	—%	27,000	2%
Total Fees	$1,734,100	100%	$1,722,100	100%
____________

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2012 and 2011. Fiscal year 2012 and 2011 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)
Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” Audit-related fees reported in fiscal year 2012 relate to the review of registration statement auditor consents to incorporate by reference in prior year financial statement opinions in Form S-8 filings. Audit related fees reported in fiscal year 2011 relate to the review of registration statement auditor consents to incorporate by reference in prior year financial statement opinions in Form S-4 and Form S-8 filings.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns, accounted for $79,000 and $47,000 of the total tax fees for fiscal year 2012 and 2011, respectively. Fiscal year 2012 and 2011 tax fees also include approximately $25,000 and $30,000 of fees, respectively, for tax advice and planning services related to acquisition activity during the year.

(4)
All other fees for fiscal year 2012 relate to fees incurred for licenses to accounting and research software. All other fees for fiscal year 2011 include fees for limited due diligence support provided in connection with potential acquisitions in addition to fees incurred for licenses to accounting research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal 2012 and fiscal 2011.

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

SKYWORKS SOLUTIONS, INC.

Date:	January 28, 2013	By:	/s/ David J. Aldrich
David J. Aldrich
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
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
		10-Q	001-05560	10.MM	2/8/2011
10.W*	Amended and Restated 2005 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.A	8/9/2011
10.X*	Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	8/9/2011
10.Y*	2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.C	8/9/2011

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.Z*	Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.D	8/9/2011
10.AA*	Fiscal 2012 Executive Incentive Compensation Plan	10-Q	001-05560	10.D	2/7/2012
10.BB	Settlement Agreement, dated November 29, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560	99.1	12/5/2011
10.CC*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.DD*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
21	Subsidiaries of the Company	10-K	001-05560	21	11/21/2012
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/21/2012
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	23.1	11/21/2012
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	23.1	11/21/2012
31.3	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	23.1	11/21/2012
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	23.1	11/21/2012