Form 10-Q
period 2012-12-28
SKYWORKS SOLUTIONS, INC.
filed 2013-01-31
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2012
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2013
Common Stock, par value $.25 per share	191,983,618

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2012

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	December 28, 2012	December 30, 2011
Net revenue	$453,723	$393,740
Cost of goods sold	261,158	221,890
Gross profit	192,565	171,850
Operating expenses:
Research and development	58,054	46,941
Selling, general and administrative	38,128	42,909
Amortization of intangibles	8,156	6,312
Restructuring and other charges	1,644	720
Total operating expenses	105,982	96,882
Operating income	86,583	74,968
Interest expense	(11)	(481)
Other income, net	270	175
Income before income taxes	86,842	74,662
Provision for income taxes	20,349	17,536
Net income	$66,493	$57,126
Earnings per share:
Basic	$0.35	$0.31
Diluted	$0.34	$0.30
Weighted average shares:
Basic	189,377	183,956
Diluted	194,001	189,682

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	December 28, 2012	December 30, 2011
Net income	$66,493	$57,126
Other comprehensive income, net of tax
Net change associated with fair value of marketable securities	6	—
Comprehensive income	$66,499	$57,126

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	As of
	December 28, 2012	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$377,538	$306,293
Restricted cash	817	817
Receivables, net of allowance for doubtful accounts of $546 and $521, respectively	252,149	297,589
Inventory	229,534	232,920
Other current assets	39,515	45,744
Total current assets	899,553	883,363
Property, plant and equipment, net	287,253	279,383
Goodwill	800,513	800,513
Intangible assets, net	85,854	94,010
Deferred tax assets, net	63,546	65,141
Other assets	14,388	14,236
Total assets	$2,151,107	$2,136,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	111,362	140,583
Accrued compensation and benefits	30,807	31,339
Other current liabilities	13,519	10,782
Total current liabilities	155,688	182,704
Long-term tax liabilities	44,649	41,866
Other long-term liabilities	6,801	6,601
Total liabilities	207,138	231,171
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25,000 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525,000 shares authorized; 205,196 shares issued and 191,923 shares outstanding at December 28, 2012, and 202,938 shares issued and 192,296 shares outstanding at September 28, 2012	47,981	48,074
Additional paid-in capital	1,949,000	1,920,030
Treasury stock, at cost	(218,720)	(161,839)
Retained earnings	167,295	100,803
Accumulated other comprehensive loss	(1,587)	(1,593)
Total stockholders’ equity	1,943,969	1,905,475
Total liabilities and stockholders’ equity	$2,151,107	$2,136,646

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$66,493	$57,126
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	17,696	15,750
Depreciation	18,518	17,274
Amortization of intangible assets and other	8,156	6,685
Contribution of common shares to savings and retirement plans	1,223	1,011
Deferred income taxes	1,610	324
Excess tax benefit from share-based payments	(3,060)	(5,326)
Other	38	835
Changes in assets and liabilities net of acquired balances:
Receivables, net	45,440	(22,051)
Inventory	3,534	20,278
Other current and long-term assets	(14)	(5,269)
Accounts payable	(29,221)	(19,260)
Other current and long-term liabilities	17,267	9,855
Net cash provided by operating activities	147,680	77,232
Cash flows from investing activities:
Capital expenditures	(26,423)	(6,424)
Sales and maturities of investments	807	—
Net cash used in investing activities	(25,616)	(6,424)
Cash flows from financing activities:
Retirement of debt	—	(14,926)
Excess tax benefit from share-based payments	3,060	5,326
Change in restricted cash	—	(150)
Repurchase of common stock - tax withholding on equity awards	(15,209)	(15,355)
Repurchase of common stock - share repurchase program	(41,672)	(12,405)
Net proceeds from exercise of stock options	3,002	2,251
Net cash used in financing activities	(50,819)	(35,259)
Net decrease in cash and cash equivalents	71,245	35,549
Cash and cash equivalents at beginning of period	306,293	410,087
Cash and cash equivalents at end of period	$377,538	$445,636
Supplemental cash flow disclosures:
Income taxes paid	$527	$445
Interest paid	$—	$53

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors.  Leveraging core technologies, Skyworks supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications.  The Company's portfolio includes amplifiers, attenuators, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, lighting and display solutions, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed with the SEC on November 21, 2012 (the "2012 10-K"), as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the recognition and/or disclosure of reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, subsequent events, bad debt allowances, contingent consideration, intangible assets associated with business combinations, and overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management's estimates could differ significantly from actual results.

The Company has evaluated subsequent events through the date of issuance of these unaudited consolidated financial statements.

The Company's fiscal year ends each year on the Friday closest to September 30. Fiscal 2013 consists of 52 weeks and ends on September 27, 2013. Fiscal 2012 consisted of 52 weeks and ended on September 28, 2012. The first quarters of fiscal 2013 and fiscal 2012 each consisted of 13 weeks and ended on December 28, 2012 and December 30, 2011, respectively.

2.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale.” At December 28, 2012, these securities included $3.2 million of par value auction rate securities ("ARS"), with a carrying value of $2.3 million as compared to the September 28, 2012 balances of $4.0 million and $3.1 million, respectively. The decrease in the balances held at December 28, 2012 related to the sale of ARS during the period of $0.8 million. The ARS balance is scheduled to mature through 2017. The difference between the par and carrying values is categorized as a temporary loss in accumulated other comprehensive loss. The Company receives the scheduled interest payments in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

3.    FAIR VALUE

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 28, 2012.

Due to the illiquid markets for the Company's ARS, the Company believes that these securities are appropriately classified as a Level 3 asset.

The Company has classified its contingent consideration, which relates to an acquisition consummated in fiscal 2011, as a Level 3 liability. The contingent consideration liability was computed based on expected revenue and annual gross margin to be generated by the acquired enterprise using a weighted probability income approach. Revenue and gross margin assumptions used in the calculation required significant management judgment. Accordingly, the contingent consideration liability is classified as a Level 3 liability. The Company reassesses the fair value of the contingent consideration liability on a quarterly basis. There were no adjustments made during the three months ended December 28, 2012. The Company may incur up to $1.0 million to settle the contingent consideration liability during the third fiscal quarter of fiscal 2013.

As of December 28, 2012, assets and liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$186,289	$186,289	$—	$—
Auction rate securities	2,288	—	—	2,288
Total	$188,577	$186,289	$—	$2,288
Liabilities
Contingent consideration liability recorded for business combinations	$1,046	$—	$—	$1,046

The following table summarizes changes to the fair value of the ARS, which is a Level 3 asset (in thousands):

Auction Rate Securities
Balance at September 28, 2012	$3,093
Sale of auction rate securities	(805)
Balance at December 28, 2012	$2,288

There were no changes to the fair value of the contingent consideration which is recorded as a Level 3 liability during the three months ended December 28, 2012.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 28, 2012.

4.     INVENTORY

Inventory consists of the following (in thousands):

	As of
	December 28, 2012	September 28, 2012
Raw materials	$23,300	$27,170
Work-in-process	110,615	111,190
Finished goods	84,218	83,037
Finished goods held on consignment by customers	11,401	11,523
Total inventory	$229,534	$232,920

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in thousands):

	As of
	December 28, 2012	September 28, 2012
Land and improvements	$12,011	$12,009
Buildings and improvements	57,859	56,969
Furniture and fixtures	25,529	25,380
Machinery and equipment	641,147	623,328
Construction in progress	38,246	36,902
Total property, plant and equipment, gross	774,792	754,588
Accumulated depreciation	(487,539)	(475,205)
Total property, plant and equipment, net	$287,253	$279,383

6.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 28, 2012.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended December 28, 2012.

Intangible assets consist of the following (in thousands):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	December 28, 2012			September 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.3	$78,710	$(39,500)	$39,210	$78,710	$(36,242)	$42,468
Developed technology and other	3.5	89,366	(46,220)	43,146	89,366	(42,266)	47,100
In-process research and development	1.1	6,050	(4,121)	1,929	6,050	(3,177)	2,873
Trademarks	Indefinite	1,569	—	1,569	1,569	—	1,569
Total intangible assets		$175,695	$(89,841)	$85,854	$175,695	$(81,685)	$94,010

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

	Remaining 2013	2014	2015	2016	2017	Thereafter
Amortization expense	$21,045	$23,980	$21,041	$16,247	$1,972	$—

7. INCOME TAXES

Income tax provision consisted of the following components (in thousands):

	Three Months Ended
	December 28, 2012	December 30, 2011
United States income taxes	$17,832	$15,492
Foreign income taxes	2,517	2,044
Provision for income taxes	$20,349	$17,536

For the three months ended December 28, 2012, the difference between the Company's effective tax rate of 23.4% and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the domestic production activities deduction, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions. For the three months ended December 30, 2011, the difference between the Company's effective tax rate of 23.5% and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the recognition of research and development tax credits earned and the domestic production activities deduction, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance with certain employment and investment thresholds in Singapore. The Company continues to be in compliance with such conditions as of the date that this quarterly report on Form 10-Q was filed.

In accordance with ASC 740 Income Taxes ("ASC 740"), management has determined that it is more likely than not that a portion of the Company's prior and current year income tax benefits will not be realized. Accordingly, as of December 28, 2012, the Company has maintained a valuation allowance of $46.8 million. This valuation allowance is comprised of $33.6 million related to United States state research tax credits and $13.2 million related to the Company's foreign deferred tax assets.

Realization of benefits from the Company's deferred tax assets, net of valuation allowance, is dependent upon generating United States source taxable income in the future. The Company will continue to evaluate its valuation allowance in future periods and depending upon the outcome of that assessment, additional amounts could be reversed or recorded and recognized as an adjustment to income tax benefit or expense. Such adjustments could cause the Company's effective income tax rate to vary in future periods. The Company will need to generate $208.7 million of United States federal taxable income in future years to utilize all of the Company's net operating loss carryforwards, research and experimentation tax credit carryforwards, and deferred income tax temporary differences, net of valuation allowance, as of December 28, 2012.

During the three months ended December 28, 2012, the Company increased its gross unrecognized tax benefits by $3.6 million to $55.9 million. Of the total unrecognized tax benefits at December 28, 2012, $42.6 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company's valuation allowance and certain positions which were required to be deferred. There are no significant positions that the Company anticipates could change within the next twelve months. The Company accrued $0.3 million of interest related to unrecognized tax benefits during the three months ended December 28, 2012. The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

The federal tax credit available under the Internal Revenue Code for research and development expenses lapsed on December 31, 2011.  As of December 28, 2012, the United States Congress had not taken action to extend the research and development tax credit.  Accordingly, the income tax provision for the three months ended December 28, 2012 does not include the impact of such research and development tax credits earned after December 31, 2011.

8.    COMMITMENTS AND CONTINGENCIES

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

On June 6 and 7, 2011, two putative stockholder class action lawsuits (Case No. 111CV202403 (the “Bushansky action”) and Case No. 111CV202501 (the “Venette action”), respectively) were filed in California Superior Court in Santa Clara County naming Advanced Analogic Technologies Inc. ("AATI"), members of AATI's board of directors, the Company and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The lawsuits related to conduct surrounding the Company's acquisition of AATI. On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating an amended complaint filed on July 14, 2011 in the Venette action as the operative complaint in the litigation.

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
On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties. On June 22, 2012, the defendants filed demurrers to the First Amended Complaint. The Court will hold a hearing on those demurrers on February 15, 2013.

The Company monitors the status of these and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined to be remote. In addition, the Company does not believe there are any legal proceedings that are reasonably possible to result in a material loss. We are engaged in various other legal actions, not described above, in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on our business.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 28, 2012, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

9.     COMMON STOCK REPURCHASE

On November 8, 2012, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 28, 2012, the Company paid approximately $41.7 million (including commissions) in connection with the repurchase of 1.9 million shares of its common stock (paying an average price of $21.93 per share). As of December 28, 2012, $158.3 million remained available under the existing share repurchase authorization.

10.     EARNINGS PER SHARE

(In thousands, except per share amounts)	Three Months Ended
	December 28, 2012	December 30, 2011
Net income	$66,493	$57,126

Weighted average shares outstanding – basic	189,377	183,956
Dilutive effect of equity based awards	4,624	4,476
Dilutive effect of convertible debt	—	1,250
Weighted average shares outstanding – diluted	194,001	189,682

Net income per share – basic	$0.35	$0.31
Net income per share - diluted	$0.34	$0.30

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the convertible debt using the treasury stock method.

Equity based awards exercisable for approximately 6.2 million shares and 5.6 million shares were outstanding but not included in the computation of earnings per share for the three months ended December 28, 2012 and December 30, 2011, respectively, as their effect would have been anti-dilutive.

11.     RESTRUCTURING AND OTHER CHARGES

During the three months ended December 28, 2012, the Company incurred approximately $1.6 million in employee severance costs primarily related to the front-end solutions restructuring plan that was implemented during the period.

During the three months ended December 30, 2011, the Company recorded a $0.7 million restructuring charge related to a plan to reduce redundancies associated with the acquisition of SiGe Semiconductor, Inc. during fiscal 2011.

Activity and liability balances related to the Company's restructuring actions are as follows (in thousands):

	Facility Closings	License and Software Write-offs and Other	Workforce Reductions	Total
Balance at September 28, 2012	$1,144	$135	$449	$1,728
Charged to costs and expenses	—	—	1,644	1,644
Cash payments	(48)	(77)	(945)	(1,070)
Other	(553)	—	553	—
Balance at December 28, 2012	$543	$58	$1,701	$2,302

The Company made cash payments related to restructuring activities of approximately $1.1 million during the three months ended December 28, 2012 and expects all cash payments to be completed in fiscal 2013 in all material respects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K for the fiscal year ended September 28, 2012, which was filed with the SEC on November 21, 2012 (the "2012 10-K"), as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 2012 AND DECEMBER 30, 2011.

The following table sets forth the results of our operations expressed as a percentage of our net revenue for the three months ended December 28, 2012 and December 30, 2011:

	Three Months Ended
	December 28, 2012	December 30, 2011
Net revenue	100.0%	100.0%
Cost of goods sold	57.6	56.4
Gross profit	42.4	43.6
Operating expenses:
Research and development	12.8	11.9
Selling, general and administrative	8.4	10.9
Amortization of intangibles	1.8	1.6
Restructuring and other charges	0.4	0.2
Total operating expenses	23.4	24.6
Operating income	19.0	19.0
Interest expense	—	(0.1)
Other income, net	0.1	—
Income before income taxes	19.1	18.9
Provision for income taxes	4.5	4.5
Net income	14.6%	14.4%

OVERVIEW

We are an innovator of high performance analog semiconductors.  Leveraging core technologies, we support automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications.  Our portfolio includes amplifiers, attenuators, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, lighting and display solutions, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches and technical ceramics.

NET REVENUE

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Net revenue	$453,723	15.2%	$393,740

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

We generated net revenue of $453.7 million for the three months ended December 28, 2012, an increase of $60.0 million or 15.2% when compared to $393.7 million for the corresponding period in fiscal 2012. The increase in revenue was primarily driven by our internal development of products and expanded product portfolio supporting new vertical markets including medical, automotive, military and industrial and to a lesser extent, the incremental revenue associated with our acquisition of Advanced Analogic Technologies Inc ("AATI") in fiscal 2012. In addition, we have continued to increase revenue as a result of capturing a higher share of the increasing RF content per device as smartphones continue to displace traditional cellular phones.

GROSS PROFIT

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Gross profit	$192,565	12.1%	$171,850
% of net revenue	42.4%		43.6%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry due to constant product innovations. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline at a normalized rate of 5 to 10 percent per year. As part of our normal course of business, we mitigate the gross profit margin impact of declining average selling prices with efforts to increase unit volume, reduce materials costs and lower manufacturing costs of existing products and by introducing new and/ or higher value-added products.

Gross profit was $20.7 million greater for the three months ended December 28, 2012 than in the corresponding period in fiscal 2012. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of approximately $53.5 million. This benefit was offset by the erosion of our average selling price and changes in product mix having a combined unfavorable impact on gross profit of approximately $32.8 million. As a result, gross profit margin decreased from 43.6% for the three months ended December 30, 2011 to 42.4% for the three months ended December 28, 2012.

During the three months ended December 28, 2012, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Research and development	$58,054	23.7%	$46,941
% of net revenue	12.8%		11.9%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The 23.7% increase in research and development expenses for the three months ended December 28, 2012, when compared to the corresponding period in fiscal year 2012, is primarily related to higher head count and compensation expense primarily from the acquisition of AATI, and to a lesser extent the increase is attributable to increased internal product design and development activity for our target markets.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Selling, general and administrative	$38,128	(11.1)%	$42,909
% of net revenue	8.4%		10.9%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

Selling, general and administrative expenses decreased by 11.1% for the three months ended December 28, 2012, as compared to the corresponding period in fiscal 2012. The decrease is primarily because of the reduction in overall legal fees which were higher during the three months ended December 30, 2011 due to the acquisition of AATI and was partially offset by increased head count and related compensation expense during the three months ended December 28, 2012.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Amortization of intangibles	$8,156	29.2%	$6,312
% of net revenue	1.8%		1.6%

The increase in amortization expense for the three months ended December 28, 2012 is primarily related to the intangible assets that were acquired and recognized in connection with our acquisition of AATI during fiscal 2012.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Restructuring and other charges	$1,644	128.3%	$720
% of net revenue	0.4%		0.2%

The restructuring and other charges for the three months ended December 28, 2012 are severance costs primarily related to the front-end solutions restructuring plan that was implemented during the period. In addition, we made cash payments related to restructuring activities of approximately $1.1 million during the three months ended December 28, 2012 and expect all cash payments to be completed in fiscal 2013 in all material respects.

During the three months ended December 30, 2011, the Company recorded a $0.7 million restructuring charge related to a plan to reduce redundancies associated with the acquisition of SiGe Semiconductor, Inc. during fiscal 2011.

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 28, 2012	Change	December 30, 2011
(dollars in thousands)
Provision for income taxes	$20,349	16.0%	$17,536
% of net revenue	4.5%		4.5%

We recorded a provision for income taxes of $20.3 million ($17.8 million and $2.5 million for United States and foreign income taxes, respectively) and $17.5 million ($15.5 million and $2.0 million for United States and foreign income taxes, respectively) for the three months ended December 28, 2012 and December 30, 2011, respectively.

The effective tax rate for the three months ended December 28, 2012 was 23.4% as compared to 23.5% for the corresponding period in fiscal 2012. The difference between our year to date effective tax rate of 23.4% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions and the domestic production activities deduction, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

In January 2013, the United States Congress enacted legislation to retroactively extend the federal research and development tax credit and other tax provisions which had previously expired. The effect of this legislation will be included in the Company's effective tax rate in the second quarter of fiscal year 2013. If this legislation had been enacted in the quarter ended December 28, 2012, the effect would have been to reduce the Company's income tax expense by approximately $7.0 million.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(dollars in thousands)	December 28, 2012	December 30, 2011
Cash and cash equivalents at beginning of period (1)	$306,293	$410,087
Net cash provided by operating activities	147,680	77,232
Net cash used in investing activities	(25,616)	(6,424)
Net cash used in financing activities	(50,819)	(35,259)
Cash and cash equivalents at end of period (1)	$377,538	$445,636
_________________________
(1)Excludes restricted cash balances

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 28, 2012, we generated $147.7 million of cash flow from operating activities, an increase of $70.4 million when compared to $77.2 million generated during the three months ended December 30, 2011. The increase in cash flow from operating activities during the three months ended December 28, 2012 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities in addition to increases in non-cash amortization of intangibles, depreciation and share-based compensation expense. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $45.4 million due to the collections of outstanding accounts receivable during the period related prior quarter customer shipments, $17.3 in other current and long-term liabilities primarily related to the timing of tax payments and $3.5 million related to inventory. The offsetting change in operating liabilities was a use of cash of $29.2 million resulting in a decrease to accounts payable due to the timing of vendor payments during the period.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists of cash paid for acquisitions, net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of investments. Cash flow used in investing activities was $25.6 million during the three months ended December 28, 2012, compared to $6.4 million during the three months ended December 30, 2011. Cash used in investing activities increased due to the strategic investment of $26.4 million in capital expenditures, primarily related to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facility located in Massachusetts and our assembly and test facility in Mexicali, Mexico. During the three months ended December 30, 2011, we invested $6.4 million in capital expenditures. Our uses of cash during the three months ended December 28, 2012 were partially offset by $0.8 million in proceeds received upon the sale of investments.

Cash Flow from Financing Activities:
Our cash flows from financing activities consist primarily of cash transactions related to our equity and debt. During the three months ended December 28, 2012, we had net cash outflows from financing activities of $50.8 million, compared to net cash outflows from financing activities of $35.3 million during the three months ended December 30, 2011. During the three months ended December 28, 2012, we had the following significant uses of cash:

•	$41.7 million related to our repurchase of approximately 1.9 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on November 8, 2012, and

•	$15.2 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from an excess tax benefit from stock option exercises of $3.1 million and cash payments from employee stock option exercises of $3.0 million during the three months ended December 28, 2012.

Liquidity:
Cash and cash equivalent balances (excluding restricted cash which is used to collateralize outstanding letters of credit for insurance and lease obligations) increased by $71.2 million to $377.5 million at December 28, 2012 and was primarily related to the increase in cash from operations. During the three months ended December 28, 2012, we used $41.7 million in cash to repurchase approximately 1.9 million shares of stock and invested $26.4 million in cash in capital expenditures. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient cash or capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States Government and agency obligations. Our invested cash balances also include time deposits and certificates of deposit.

Our cash, cash equivalents and restricted cash balance of $378.4 million at December 28, 2012 consisted of $216.2 million held domestically and $162.2 million held by foreign subsidiaries. Of the amount of cash, cash equivalents and restricted cash held by our foreign subsidiaries at December 28, 2012, approximately $96.2 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our 2012 10-K, as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013, have not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board issued technical corrections and improvements to the Accounting Standards Codifications. The guidance will not be effective for us until fiscal 2014. The adoption of the guidance will not have a significant impact or financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of December 28, 2012 consisted of the following (in thousands):

As of
December 28, 2012
Cash and cash equivalents (time deposits and money market funds)	$377,538
Restricted cash (time deposits and certificates of deposit)	817
Carrying value of available for sale securities (auction rate securities)	2,288
$380,643

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

In the event the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of December 28, 2012.

Based on the results of operations for the three months ended December 28, 2012, a hypothetical reduction in interest rates to zero on our cash and cash equivalents would result in a reduction of interest income with a de minimis impact to income before income taxes.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 28, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6 and 7, 2011, two putative stockholder class action lawsuits (Case No. 111CV202403 (the “Bushansky action”) and Case No. 111CV202501 (the “Venette action”), respectively) were filed in California Superior Court in Santa Clara County naming Advanced Analogic Technologies Inc. ("AATI"), members of AATI's board of directors, the Company and PowerCo Acquisition Corp. (“Merger Sub”) as defendants. The lawsuits related to conduct surrounding the Company's acquisition of AATI. On July 26, 2011, the Court issued an order consolidating the Bushansky action and Venette action into a single, consolidated action captioned In re Advanced Analogic Technologies Inc. Shareholder Litigation, Lead Case No. 111CV202403, and designating an amended complaint filed on July 14, 2011 in the Venette action as the operative complaint in the litigation.

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
On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties. On June 22, 2012, the defendants filed demurrers to the First Amended Complaint. The Court will hold a hearing on those demurrers on February 15, 2013.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed with the SEC on November 21, 2012 (the "2012 10-K"), as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2012 10-K as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/29/12-10/26/12	17,544(2)	$23.29	—	$200.0 million
10/27/12-11/23/12	703,883(2)	$20.74	—	$200.0 million
11/24/12-12/28/12	1,909,589(3)	$21.93(3)	1,900,206	$158.3 million
(1) Share repurchase program approved by the Board of Directors on November 8, 2012 authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted buy securities laws and other legal requirements.
(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 1,900,206 shares were repurchased at an average price of $21.93 per share as part of our share repurchase program. 9,383 shares were repurchased at an average price of $21.41 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.A	Fiscal 2013 Executive Incentive Compensation Plan					X

10.B	Form of Nonstatutory Stock Option Agreement (Revised) under the 2005 Long-Term Incentive Plan					X

10.C	Form of Performance Share Award Agreement (Revised) under the 2005 Long-Term Incentive Plan					X

10.D	Amended and Restated 2002 Qualified Employee Stock Purchase Plan					X

10.E	Amended and Restated 2002 Non-qualified Employee Stock Purchase Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	January 31, 2013	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)