Form 10-Q
period 2013-03-29
SKYWORKS SOLUTIONS, INC.
filed 2013-05-01
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________
Commission file number 001-05560
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, par value $.25 per share	191,193,425

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2013

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	$425.2	$364.7	$878.9	$758.4
Cost of goods sold	248.5	212.4	509.6	434.3
Gross profit	176.7	152.3	369.3	324.1
Operating expenses:
Research and development	56.3	53.0	114.4	99.9
Selling, general and administrative	39.7	40.2	77.8	83.2
Amortization of intangibles	7.2	9.3	15.4	15.6
Restructuring and other charges	4.8	6.0	6.4	6.6
Total operating expenses	108.0	108.5	214.0	205.3
Operating income	68.7	43.8	155.3	118.8
Interest expense	—	(0.1)	—	(0.6)
Other expense, net	(1.4)	(0.3)	(1.1)	(0.1)
Income before income taxes	67.3	43.4	154.2	118.1
Provision for income taxes	5.6	9.4	26.0	26.9
Net income	$61.7	$34.0	$128.2	$91.2
Earnings per share:
Basic	$0.33	$0.18	$0.68	$0.49
Diluted	$0.32	$0.18	$0.66	$0.48
Weighted average shares:
Basic	188.7	185.2	189.1	184.6
Diluted	193.1	191.0	193.6	190.3

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$61.7	$34.0	$128.2	$91.2
Comprehensive income	$61.7	$34.0	$128.2	$91.2

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	March 29, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$458.8	$307.1
Receivables, net of allowance for doubtful accounts of $0.4 and $0.5, respectively	234.6	297.6
Inventory	226.8	232.9
Other current assets	43.5	45.7
Total current assets	963.7	883.3
Property, plant and equipment, net	294.3	279.4
Goodwill	800.5	800.5
Intangible assets, net	78.5	94.0
Deferred tax assets, net	66.5	65.2
Other assets	13.4	14.2
Total assets	$2,216.9	$2,136.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	111.5	140.6
Accrued compensation and benefits	35.5	31.3
Other current liabilities	15.6	10.8
Total current liabilities	162.6	182.7
Long-term tax liabilities	47.6	41.8
Other long-term liabilities	6.7	6.6
Total liabilities	216.9	231.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 205.8 shares issued and 191.1 shares outstanding at March 29, 2013, and 202.9 shares issued and 192.3 shares outstanding at September 28, 2012	47.8	48.1
Additional paid-in capital	1,975.1	1,920.0
Treasury stock, at cost	(250.3)	(161.8)
Retained earnings	229.0	100.8
Accumulated other comprehensive loss	(1.6)	(1.6)
Total stockholders’ equity	2,000.0	1,905.5
Total liabilities and stockholders’ equity	$2,216.9	$2,136.6

See the accompanying notes to the consolidated financial statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$128.2	$91.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	36.0	35.1
Depreciation	37.0	35.0
Amortization of intangible assets and other	15.4	16.1
Contribution of common shares to savings and retirement plans	8.7	8.0
Deferred income taxes	(1.3)	2.2
Excess tax benefit from share-based payments	(5.5)	(5.4)
Other	—	0.4
Changes in assets and liabilities net of acquired balances:
Receivables, net	63.0	(23.8)
Inventory	6.0	16.7
Other current and long-term assets	(2.9)	(4.4)
Accounts payable	(29.0)	11.3
Other current and long-term liabilities	22.3	11.8
Net cash provided by operating activities	277.9	194.2
Cash flows from investing activities:
Capital expenditures	(52.0)	(32.2)
Payments for acquisitions net of cash acquired	—	(229.6)
Sales and maturities of investments	0.8	20.9
Net cash used in investing activities	(51.2)	(240.9)
Cash flows from financing activities:
Retirement of debt	—	(48.1)
Excess tax benefit from share-based payments	5.5	5.4
Repurchase of common stock - tax withholding on equity awards	(16.0)	(15.5)
Repurchase of common stock - share repurchase program	(72.5)	(12.4)
Net proceeds from exercise of stock options	8.0	13.9
Net cash used in financing activities	(75.0)	(56.7)
Net increase (decrease) in cash and cash equivalents	151.7	(103.4)
Cash and cash equivalents at beginning of period	307.1	410.8
Cash and cash equivalents at end of period	$458.8	$307.4
Supplemental cash flow disclosures:
Income taxes paid	$8.5	$9.1
Interest paid	$—	$0.2

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the recognition and/or disclosure of reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, subsequent events (which the Company has evaluated through the date of issuance of these unaudited consolidated financial statements), bad debt allowances, contingent consideration, intangible assets associated with business combinations, and overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Management's estimates could differ significantly from actual results.

The Company's fiscal year ends each year on the Friday closest to September 30. Fiscal 2013 consists of 52 weeks and ends on September 27, 2013. Fiscal 2012 consisted of 52 weeks and ended on September 28, 2012. The second quarters of fiscal 2013 and fiscal 2012 each consisted of 13 weeks and ended on March 29, 2013 and March 30, 2012, respectively.

2.     MARKETABLE SECURITIES

The Company accounts for its investment in marketable securities in accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 320-Investments-Debt and Equity Securities, and classifies them as “available for sale.” At March 29, 2013, the balance included an auction rate security ("ARS") with a par value of $3.2 million and a carrying value of $2.3 million as compared to the September 28, 2012 balances of $4.0 million and $3.1 million, respectively. The decrease in the balance held at March 29, 2013 was due to the sale of an ARS instrument during the period with a carrying value of $0.8 million. The remaining ARS instrument is scheduled to mature in 2017. The current difference between the par and carrying value is categorized as a temporary loss in accumulated other comprehensive loss. The Company receives scheduled interest payments on the ARS in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

3.    FAIR VALUE

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. GAAP provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments, marketable securities and contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 29, 2013.

Due to the illiquid markets for the Company's ARS, the Company believes that these securities are appropriately classified as a Level 3 asset.

As of March 29, 2013, assets and liabilities recorded at fair value on a recurring basis consist of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$223.3	$223.3	$—	$—
Auction rate securities	2.3	—	—	2.3
Total	$225.6	$223.3	$—	$2.3
Liabilities
Contingent consideration liability recorded for business combinations	$1.0	$—	$—	$1.0

The following table summarizes changes to the fair value of the ARS, which is a Level 3 asset (in millions):

Auction Rate Securities
Balance at September 28, 2012	$3.1
Sale of auction rate securities	(0.8)
Balance at March 29, 2013	$2.3

There were no changes to the fair value of the contingent consideration which is recorded as a Level 3 liability during the three and six months ended March 29, 2013.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 29, 2013.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 29, 2013	September 28, 2012
Raw materials	$23.2	$27.2
Work-in-process	109.0	111.2
Finished goods	82.6	83.0
Finished goods held on consignment by customers	12.0	11.5
Total inventory	$226.8	$232.9

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	As of
	March 29, 2013	September 28, 2012
Land and improvements	$12.0	$12.0
Buildings and improvements	60.2	57.0
Furniture and fixtures	25.7	25.4
Machinery and equipment	643.4	623.3
Construction in progress	58.2	36.9
Total property, plant and equipment, gross	799.5	754.6
Accumulated depreciation	(505.2)	(475.2)
Total property, plant and equipment, net	$294.3	$279.4

6.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the six months ended March 29, 2013.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the six months ended March 29, 2013.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	March 29, 2013			September 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.1	$78.7	$(42.7)	$36.0	$78.7	$(36.3)	$42.4
Developed technology and other	3.3	88.8	(49.0)	39.8	89.3	(42.2)	47.1
In-process research and development	0.9	6.1	(5.0)	1.1	6.1	(3.2)	2.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$175.2	$(96.7)	$78.5	$175.7	$(81.7)	$94.0

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2013	2014	2015	2016	2017	Thereafter
Amortization expense	$13.7	$24.0	$21.0	$16.2	$2.0	$—

7.     INCOME TAXES

Income tax provision consisted of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
United States income taxes	$3.9	$8.4	$21.7	$23.9
Foreign income taxes	1.7	1.0	4.3	3.0
Provision for income taxes	$5.6	$9.4	$26.0	$26.9

For the three and six months ended March 29, 2013, the difference between the Company's effective tax rate of 8.3% and 16.9%, respectively, and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and development tax credits earned, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions. In January 2013, the United States Congress enacted the American Taxpayer Relief Act of 2012, extending numerous tax positions which had expired. The legislation reduced the Company's tax expense for the three and six months ended March 29, 2013 by approximately $9.1 million.

For the three and six months ended March 30, 2012, the difference between the Company's effective tax rate of 21.7% and 22.8%, respectively, and the 35% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and the recognition of research and development tax credits earned, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions.

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

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.   On March 4, 2013, Plaintiffs filed a Second Amended Complaint, which asserts claims substantially similar to those in the First Amended Complaint.  On April 5, 2013, Defendants filed demurrers against the Second Amended Complaint, calling for the case to be dismissed with prejudice.  A hearing on the pending demurrers has been set for July 26, 2013.

The Company monitors the status of these and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined to be remote. In addition, the Company does not believe there are any legal proceedings that are reasonably possible to result in a material loss. We are engaged in various other legal actions, not described above, in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on the Company.

Guarantees and Indemnifications
The Company has made no contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims that may be brought against its customers related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the Company's activities at the facility or out of the lease.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of March 29, 2013, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

9.     COMMON STOCK REPURCHASE

On November 8, 2012, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended March 29, 2013, the Company paid approximately $30.9 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $21.89 per share). During the six months ended March 29, 2013, the Company paid approximately $72.5 million (including commissions) in connection with the repurchase of 3.3 million shares of its common stock (paying an average price of $21.91 per share). As of March 29, 2013, $127.5 million remained available under the existing share repurchase authorization.

During the six months ended March 30, 2012, the Company paid approximately $12.4 million in connection with the repurchase of 0.8 million shares of its common stock.

10.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income	$61.7	$34.0	$128.2	$91.2

Weighted average shares outstanding – basic	188.7	185.2	189.1	184.6
Dilutive effect of equity based awards	4.4	5.7	4.5	5.1
Dilutive effect of convertible debt	—	0.1	—	0.6
Weighted average shares outstanding – diluted	193.1	191.0	193.6	190.3

Net income per share – basic	$0.33	$0.18	$0.68	$0.49
Net income per share - diluted	$0.32	$0.18	$0.66	$0.48

Anti-dilutive common stock equivalents	6.5	5.5	6.3	5.6

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of equity based awards and the convertible debt which was outstanding during the three and six months ended March 30, 2012, using the treasury stock method. Certain of the Company's outstanding stock options were excluded because they were anti-dilutive, but could become dilutive in the future.

11.    RESTRUCTURING AND OTHER CHARGES

During the three and six months ended March 29, 2013, the Company recorded restructuring and other charges of approximately $4.8 million and $6.4 million, respectively. These charges relate to severance costs and are associated with two separate organizational restructuring plans undertaken to reduce headcount that were each initiated during the three and six months ended March 29, 2013. These actions are expected to be completed within a year of the start of each program and have been aggregated into the "FY13 Restructuring Programs" in the summary table below. The Company does not anticipate any further material charges related to these plans.
During the three and six months ended March 30, 2012, the Company recorded restructuring and other charges of approximately $6.0 million and $6.6 million, respectively. These charges included $6.2 million in severance costs and $0.4 million in lease termination costs primarily related to the acquisition of AATI which was acquired in fiscal 2012 and to a lesser extent the acquisition of SiGe Semiconductor, Inc. which was acquired in fiscal 2011. Payments related to these restructuring plans are largely complete and are summarized under "Other Restructuring" in the table below.

The restructuring activity for the three and six months ended March 29, 2013 is as follows (in millions):

Three months ended March 29, 2013	Balance at December 28, 2012	Current Charges	Cash Payments	Other	Balance at March 29, 2013
FY13 Restructuring Programs
Employee severance costs	$1.4	$4.8	$(3.1)	$—	$3.1
Other Restructuring
Employee severance costs	0.2	—	(0.2)	—	—
Lease and other contractual obligations	0.7	—	(0.1)	—	0.6

Total	$2.3	$4.8	$(3.4)	$—	$3.7

Six months ended March 29, 2013	Balance at September 28, 2012	Current Charges	Cash Payments	Other	Balance at March 29, 2013
FY13 Restructuring Programs
Employee severance costs	$—	$6.4	$(3.3)	$—	$3.1
Other Restructuring
Employee severance costs	0.9	—	(0.9)	—	—
Lease and other contractual obligations	0.8	—	(0.2)	—	0.6

Total	$1.7	$6.4	$(4.4)	$—	$3.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K for the fiscal year ended September 28, 2012, which was filed with the Securities and Exchange Commission ("SEC") on November 21, 2012 (the "2012 10-K"), as amended by Amendment No. 1 to the 2012 10-K, filed on January 28, 2013, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 29, 2013 AND MARCH 30, 2012.

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.4	58.2	58.0	57.3
Gross profit	41.6	41.8	42.0	42.7
Operating expenses:
Research and development	13.2	14.5	13.0	13.2
Selling, general and administrative	9.3	11.0	8.8	10.9
Amortization of intangibles	1.7	2.6	1.8	2.1
Restructuring and other charges	1.1	1.6	0.7	0.9
Total operating expenses	25.3	29.7	24.3	27.1
Operating income	16.3	12.1	17.7	15.6
Interest expense	—	—	—	(0.1)
Other expense, net	(0.3)	(0.1)	(0.1)	—
Income before income taxes	16.0	12.0	17.6	15.5
Provision for income taxes	1.3	2.6	3.0	3.5
Net income	14.7%	9.4%	14.6%	12.0%

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

NET REVENUE

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Net revenue	$425.2	16.6%	$364.7	$878.9	15.9%	$758.4

We market and sell our products directly to original equipment manufacturers of communication electronic products, third-party original design and contract manufacturers, and indirectly through electronic components distributors. We periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property. We anticipate continuing this intellectual property strategy in future periods.

We generated net revenue of $425.2 million for the three months ended March 29, 2013, an increase of $60.5 million or 16.6% when compared to $364.7 million for the corresponding period in fiscal 2012. Net revenue increased by 15.9% or $120.5 million to $878.9 million for the six months ended March 29, 2013, as compared to $758.4 million for the corresponding period in fiscal 2012. We generally experience seasonal peaks during our first and fourth fiscal quarters primarily as a result of increased worldwide production and sales of consumer electronics from increased holiday sales, whereas our second fiscal quarter is typically lower and in line with seasonal industry trends. However, we continue to experience year-over-year growth as smartphones continue to displace traditional cellular phones, tablet computing increases in popularity and as our product portfolio expands to address additional content within handset, tablet and adjacent vertical markets including medical, automotive, military and industrial.

The increase in net revenue for the three months ended March 29, 2013 was primarily driven by increased demand for our 3G, Switching and WLAN solutions, partially offset by lower GSM/GPRS product revenue as a result of the contracting 2G market.
The increase in net revenue for the six months ended March 29, 2013 was primarily driven by the aforementioned factors and the incremental revenue associated with our acquisition of Advanced Analogic Technologies Inc. ("AATI") which occurred in our second fiscal quarter of 2012.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Gross profit	$176.7	16.0%	$152.3	$369.3	13.9%	$324.1
% of net revenue	41.6%		41.8%	42.0%		42.7%

Gross profit represents net revenue less cost of goods sold. Cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry due to constant product innovations. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline at a normalized rate of five to ten percent per year. As part of our normal course of business, we mitigate the gross profit margin impact of declining average selling prices with efforts to increase unit volume by leveraging customer relationships and integrating functionality of our products, reducing materials costs and lowering manufacturing costs of existing products and by introducing new and/ or higher value-added products.

Gross profit was $24.4 million greater for the three months ended March 29, 2013 than in the corresponding period in fiscal 2012. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of approximately $36.3 million. This benefit was offset by the erosion of our average selling price and changes in the mix of products sold having a combined unfavorable impact on gross profit of approximately $11.9 million. As a result, gross profit margin decreased from 41.8% for the three months ended March 30, 2012 to 41.6% for the three months ended March 29, 2013.

Gross profit was $45.2 million greater for the six months ended March 29, 2013 than in the corresponding period in fiscal 2012. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of approximately $89.8 million. This benefit was offset by the erosion of our average selling price and changes in the mix of products sold having a combined unfavorable impact on gross profit of approximately $44.7 million. As a result, gross profit margin decreased from 42.7% for the six months ended March 30, 2012 to 42.0% for the six months ended March 29, 2013.

During the six months ended March 29, 2013, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Research and development	$56.3	6.2%	$53.0	$114.4	14.5%	$99.9
% of net revenue	13.2%		14.5%	13.0%		13.2%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

Research and development expense for the three months ended March 29, 2013 increased $3.3 million or 6.2% compared to the corresponding period in fiscal year 2012. The increase was primarily attributable to a $2.8 million increase in compensation expense including variable and stock-based compensation and an overall increase related to product design and development activity when compared to the corresponding period in the prior fiscal year. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

Research and development expense for the six months ended March 29, 2013 increased $14.5 million or 14.5% when compared to the corresponding period in fiscal year 2012. The increases was primarily related to a $8.8 million increase in compensation expense including variable and stock-based compensation and a $5.7 million increase related to product design and development activity when compared to the corresponding period in the prior fiscal year. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Selling, general and administrative	$39.7	(1.2)%	$40.2	$77.8	(6.5)%	$83.2
% of net revenue	9.3%		11.0%	8.8%		10.9%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

Selling, general and administrative expenses decreased by 1.2% and 6.5% for the three and six months ended March 29, 2013, respectively, as compared to the corresponding period in fiscal 2012. The decrease in selling, general and administrative expense for the three and six months ended March 29, 2013 is primarily related to the decreases in acquisition related expenses incurred in the prior fiscal year of $2.1 million and $8.8 million, respectively, partially offset by increased compensation expense including variable and stock-based compensation of approximately $1.5 million and $3.1 million for the three and six months ended March

29, 2013, respectively. Selling, general and administrative expense decreased as a percentage of net revenue due to the decrease in acquisition related expenses and the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Amortization of intangibles	$7.2	(22.6)%	$9.3	$15.4	(1.3)%	$15.6
% of net revenue	1.7%		2.6%	1.8%		2.1%

Amortization expense decreased for the three and six months ended March 29, 2013 when compared to the corresponding periods in the prior fiscal year due to the end of the estimated useful lives of certain intangible assets acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Restructuring and other charges	$4.8	(20.0)%	$6.0	$6.4	(3.0)%	$6.6
% of net revenue	1.1%		1.6%	0.7%		0.9%

The restructuring and other charges incurred during the three and six months ended March 29, 2013 relate to severance costs associated with two separate organizational restructuring plans initiated during the period. These actions are expected to be completed within a year of the start of each program and we do not anticipate incurring any further material charges related to these restructuring plans. We made cash payments related to these restructuring activities of approximately $3.4 million and $4.4 million during the three and six months ended March 29, 2013, respectively and expect all cash payments to be completed in fiscal 2013 in all material respects.

During the three and six months ended March 30, 2012, we recorded $6.0 million and $6.6 million, respectively, in restructuring charges primarily related to a plan to reduce redundancies associated with the acquisition of AATI during fiscal 2012.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 29, 2013	Change	March 30, 2012	March 29, 2013	Change	March 30, 2012
(dollars in millions)
Provision for income taxes	$5.6	(40.4)%	$9.4	$26.0	(3.3)%	$26.9
% of net revenue	1.3%		2.6%	3.0%		3.5%

We recorded a provision for income taxes of $5.6 million ($3.9 million and $1.7 million for United States and foreign income taxes, respectively) and $26.0 million ($21.7 million and $4.3 million for United States and foreign income taxes, respectively) for the three and six months ended March 29, 2013, respectively.

The effective tax rate for the three and six months ended March 29, 2013 was 8.3% and 16.9%, respectively, as compared to 21.7% and 22.8%, for the three and six months ended March 30, 2012, respectively. The difference between our year to date effective tax rate of 16.9% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions, the domestic production activities deduction, and the recognition of research and development tax credits earned, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

In January 2013, the United States Congress enacted the American Taxpayer Relief Act of 2012 extending numerous tax provisions which had expired. This legislation reduced our income tax expense by approximately $9.1 million for the three and six months ended March 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(dollars in millions)	March 29, 2013	March 30, 2012
Cash and cash equivalents at beginning of period	$307.1	$410.8
Net cash provided by operating activities	277.9	194.2
Net cash used in investing activities	(51.2)	(240.9)
Net cash used in financing activities	(75.0)	(56.7)
Cash and cash equivalents at end of period	$458.8	$307.4

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 29, 2013, we generated $277.9 million of cash flow from operating activities, an increase of $83.7 million when compared to the $194.2 million generated during the six months ended March 30, 2012. The increase in cash flow from operating activities during the six months ended March 29, 2013 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities in addition to increases in non-cash depreciation and share-based compensation expense. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $63.0 million due to the collections of outstanding accounts receivable during the period related to prior quarter customer shipments, $22.3 in other current and long-term liabilities primarily related to accrued current and long-term tax liabilities, payroll accruals and restructuring activity and $6.0 million related to changes in inventory. The offsetting change in operating liabilities was a use of cash of $29.0 million resulting in a decrease to accounts payable due to the timing of vendor payments during the period.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists of cash paid for capital expenditures, the sale and maturity of investments and acquisitions, net of cash acquired. Cash flow used in investing activities was $51.2 million during the six months ended March 29, 2013, compared to $240.9 million during the six months ended March 30, 2012. Cash used in investing activities decreased due to the acquisition of AATI in the prior fiscal year. Capital expenditures increased to $52.0 million due to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facility located in Massachusetts and our assembly and test facility in Mexicali, Mexico. During the six months ended March 30, 2012, we invested $32.2 million in capital expenditures. Our uses of cash for investing activities during the six months ended March 29, 2013 were partially offset by $0.8 million in proceeds received upon the sale of investments.

Cash Flow from Financing Activities:
Our cash flows from financing activities consist primarily of cash transactions related to our equity and debt. During the six months ended March 29, 2013, we had net cash outflows from financing activities of $75.0 million, compared to net cash outflows from financing activities of $56.7 million during the six months ended March 30, 2012. During the six months ended March 29, 2013, we had the following significant uses of cash:

•	$72.5 million related to our repurchase of approximately 3.3 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on November 8, 2012, and

•	$16.0 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from cash payments from employee stock option exercises of $8.0 million and excess tax benefit from stock option exercises of $5.5 million during the six months ended March 29, 2013.

Liquidity:
Cash and cash equivalent balances (including an immaterial restricted cash balance which is used to collateralize outstanding letters of credit for insurance and lease obligations) increased by $151.7 million to $458.8 million at March 29, 2013. The increase was primarily related to our increase in cash from operations partially offset by our use of $72.5 million in cash to repurchase approximately 3.3 million shares of stock and our investment of $52.0 million in cash in capital expenditures during the six months ended March 29, 2013. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any strategic investments and acquisitions that we may make may require additional capital resources. If we are unable to obtain sufficient cash or capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds with original maturities of three months or less where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, repurchase agreements collateralized by United States Government and agency obligations and to a lesser extent time deposits and certificates of deposit.

Our cash and cash equivalents balance of $458.8 million at March 29, 2013 consisted of $266.5 million held domestically and $192.3 million held by foreign subsidiaries. Of the amount of cash and cash equivalents held by our foreign subsidiaries at March 29, 2013, approximately $122.4 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in our 2012 10-K, as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013, have not materially changed since we filed those reports.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") issued technical corrections and improvements to the Accounting Standards Codifications. The guidance will not be effective for us until fiscal 2014. The adoption of the guidance will not have a significant impact or financial position, results of operations or cash flows.

In February 2013, the FASB issued updated guidance on reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of reclassifications out of accumulated other comprehensive income (loss) by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. This guidance will be effective for our first quarter of fiscal year 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which as of March 29, 2013 consisted of the following (in millions):

As of
March 29, 2013
Cash and cash equivalents (time deposits and money market funds)	$458.8
Carrying value of available for sale securities (auction rate securities)	2.3
Total	$461.1

The main objective of our investment activities is the liquidity and preservation of capital. Our cash and cash equivalent investments have original maturities of three months or less which dampen the impact of significant market or interest rate risk. Credit risk associated with our investments is not material as our investment policy prescribes high credit quality standards and limits the amount of credit exposure we may have to any one issuer. We currently do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives for some or all of those purposes in the future.

In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of March 29, 2013.

Based on our results of operations for the three and six months ended March 29, 2013, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality and interest rates. However, given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that financial market; investment or interest rate risks pose material exposures to our current business or results of operations. However, this may change in the future.

Exchange Rate Risk
Substantially all sales to our customers and our arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufactures denominated in foreign currencies we do not believe that foreign exchange volatility has a material impact to our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 29, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

No changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.   On March 4, 2013, Plaintiffs filed a Second Amended Complaint, which asserts claims substantially similar to those in the First Amended Complaint.    On April 5, 2013, Defendants filed demurrers against the Second Amended Complaint, calling for the case to be dismissed with prejudice.   A hearing on the pending demurrers has been set for July 26, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended March 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/29/12-1/25/13	26,326(2)	$20.92	—	$158.3 million
1/26/13-2/22/13	76,297(2) (3)	23.97(3)	69,700	$156.6 million
2/23/13-3/29/13	1,342,099(2) (4)	$21.77(4)	1,340,000	$127.5 million
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
(3) 69,700 shares were repurchased at an average price of $24.09 per share as part of our share repurchase program.
(4) 1,340,000 shares were repurchased at an average price of $21.77 per share as part of our share repurchase program.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.A	Skyworks Solutions Board of Directors Cash Compensation Policy					X

10.B	Amended and Restated 2008 Director Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 1, 2013	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)