Form 10-Q
period 2013-06-28
SKYWORKS SOLUTIONS, INC.
filed 2013-07-31
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, par value $.25 per share	187,738,368

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2013

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	$436.1	$389.0	$1,315.0	$1,147.5
Cost of goods sold	247.9	223.7	757.5	658.1
Gross profit	188.2	165.3	557.5	489.4
Operating expenses:
Research and development	56.6	56.1	171.0	155.9
Selling, general and administrative	40.3	37.5	118.1	120.6
Amortization of intangibles	7.0	8.6	22.4	24.3
Restructuring and other charges	—	1.1	6.4	7.8
Total operating expenses	103.9	103.3	317.9	308.6
Operating income	84.3	62.0	239.6	180.8
Interest expense	—	—	—	(0.5)
Other income (expense), net	0.2	0.1	(0.9)	(0.1)
Income before income taxes	84.5	62.1	238.7	180.2
Provision for income taxes	18.8	12.8	44.8	39.7
Net income	$65.7	$49.3	$193.9	$140.5
Earnings per share:
Basic	$0.35	$0.26	$1.03	$0.76
Diluted	$0.34	$0.26	$1.01	$0.74
Weighted average shares:
Basic	186.6	186.3	188.2	185.1
Diluted	191.2	192.5	192.8	191.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$65.7	$49.3	$193.9	$140.5
Comprehensive income	$65.7	$49.3	$193.9	$140.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	June 28, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$400.3	$307.1
Receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	283.9	297.6
Inventory	232.3	232.9
Other current assets	43.1	45.7
Total current assets	959.6	883.3
Property, plant and equipment, net	309.2	279.4
Goodwill	800.5	800.5
Intangible assets, net	71.5	94.0
Deferred tax assets, net	64.2	65.2
Other assets	12.9	14.2
Total assets	$2,217.9	$2,136.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115.2	$140.6
Accrued compensation and benefits	34.6	31.3
Other current liabilities	9.2	10.8
Total current liabilities	159.0	182.7
Long-term tax liabilities	51.9	41.8
Other long-term liabilities	6.9	6.6
Total liabilities	217.8	231.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 206.5 shares issued and 187.7 shares outstanding at June 28, 2013, and 202.9 shares issued and 192.3 shares outstanding at September 28, 2012	46.9	48.1
Additional paid-in capital	2,003.8	1,920.0
Treasury stock, at cost	(343.7)	(161.8)
Retained earnings	294.7	100.8
Accumulated other comprehensive loss	(1.6)	(1.6)
Total stockholders’ equity	2,000.1	1,905.5
Total liabilities and stockholders’ equity	$2,217.9	$2,136.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$193.9	$140.5
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	54.1	53.7
Depreciation	55.4	52.1
Amortization of intangible assets and other	22.4	24.7
Contribution of common shares to savings and retirement plans	10.5	9.2
Deferred income taxes	0.9	2.3
Excess tax benefit from share-based payments	(5.3)	(8.9)
Change in fair value of contingent consideration	—	(5.4)
Other	0.2	0.5
Changes in assets and liabilities net of acquired balances:
Receivables, net	13.7	(58.5)
Inventory	0.9	3.6
Other current and long-term assets	(2.1)	(6.2)
Accounts payable	(25.4)	10.2
Other current and long-term liabilities	23.0	17.1
Net cash provided by operating activities	342.2	234.9
Cash flows from investing activities:
Capital expenditures	(85.4)	(63.4)
Payments for acquisitions net of cash acquired	—	(229.6)
Sales and maturities of investments	0.8	20.9
Net cash used in investing activities	(84.6)	(272.1)
Cash flows from financing activities:
Retirement of debt	—	(48.0)
Payment of contingent consideration	(1.1)	—
Excess tax benefit from share-based payments	5.3	8.9
Repurchase of common stock - tax withholding on equity awards	(17.3)	(16.5)
Repurchase of common stock - share repurchase program	(164.5)	(12.4)
Net proceeds from exercise of stock options	13.2	22.3
Net cash used in financing activities	(164.4)	(45.7)
Net increase (decrease) in cash and cash equivalents	93.2	(82.9)
Cash and cash equivalents at beginning of period	307.1	410.8
Cash and cash equivalents at end of period	$400.3	$327.9
Supplemental cash flow disclosures:
Income taxes paid	$19.8	$19.0
Interest paid	$—	$0.2

See accompanying Notes to Consolidated Financial Statements.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The financial position, results of operations, and cash flows of the Company for the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed with the SEC on November 21, 2012 (the "2012 10-K"), as amended by Amendment No. 1 to the 2012 10-K, filed with the SEC on January 28, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the recognition and/or disclosure of reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, subsequent events (which the Company has evaluated through the date of issuance of these unaudited consolidated financial statements), bad debt allowances, contingent consideration, intangible assets associated with business combinations, and overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Actual results could significantly differ from these estimates.

The Company's fiscal year ends on the Friday closest to September 30. Fiscal 2013 consists of 52 weeks and ends on September 27, 2013. Fiscal 2012 consisted of 52 weeks and ended on September 28, 2012. The third quarters of fiscal 2013 and fiscal 2012 each consisted of 13 weeks and ended on June 28, 2013 and June 29, 2012, respectively.

2.     MARKETABLE SECURITIES

At June 28, 2013, the Company's marketable securities consisted of an auction rate security ("ARS"), which was classified as available for sale and recorded in other long term assets. The ARS had a par value of $3.2 million and a carrying value of $2.3 million at June 28, 2013 as compared to the September 28, 2012 balances of $4.0 million and $3.1 million, respectively. The decrease in the balance held at June 28, 2013 was due to the sale of an ARS instrument during the period with a carrying value of $0.8 million. The remaining ARS instrument is scheduled to mature in 2017. The current difference between the par and carrying value is categorized as a temporary loss in accumulated other comprehensive loss. The Company receives scheduled interest payments on the ARS in accordance with the terms of the securities and evaluates the appropriate accounting treatment in each period presented.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and marketable securities and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 28, 2013.

Due to the illiquid markets for the Company's ARS, the Company believes that these securities are appropriately classified as a Level 3 asset at June 28, 2013.

At June 28, 2013, assets recorded at fair value on a recurring basis consist of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$158.8	$158.8	$—	$—
Auction rate securities	2.3	—	—	2.3
Total	$161.1	$158.8	$—	$2.3

The following table summarizes changes to the fair value of the ARS, which is a Level 3 asset (in millions):

Auction Rate Securities
Balance at September 28, 2012	$3.1
Sale of auction rate securities	(0.8)
Balance at June 28, 2013	$2.3

The fair value of the contingent consideration which was recorded as a Level 3 liability on September 28, 2012 was earned and paid during the period ended June 28, 2013. The Company has no further contingent consideration liabilities associated with prior acquisitions at June 28, 2013.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 28, 2013.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 28, 2013	September 28, 2012
Raw materials	$26.2	$27.2
Work-in-process	134.7	111.2
Finished goods	62.5	83.0
Finished goods held on consignment by customers	8.9	11.5
Total inventory	$232.3	$232.9

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	As of
	June 28, 2013	September 28, 2012
Land and improvements	$12.0	$12.0
Buildings and improvements	60.0	57.0
Furniture and fixtures	24.6	25.4
Machinery and equipment	648.6	623.3
Construction in progress	79.4	36.9
Total property, plant and equipment, gross	824.6	754.6
Accumulated depreciation	(515.4)	(475.2)
Total property, plant and equipment, net	$309.2	$279.4

6.     GOODWILL AND INTANGIBLE ASSETS

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the nine months ended June 28, 2013.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	June 28, 2013			September 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.9	$78.7	$(46.0)	$32.7	$78.7	$(36.3)	$42.4
Developed technology and other	3.1	88.8	(52.2)	36.6	89.3	(42.2)	47.1
In-process research and development	0.7	6.1	(5.5)	0.6	6.1	(3.2)	2.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$175.2	$(103.7)	$71.5	$175.7	$(81.7)	$94.0

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2013	2014	2015	2016	2017	Thereafter
Amortization expense	$6.7	$24.0	$21.0	$16.2	$2.0	$—

7.     INCOME TAXES

Income tax provision consisted of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
United States income taxes	$16.2	$12.4	$37.9	$36.2
Foreign income taxes	2.6	0.4	6.9	3.5
Provision for income taxes	$18.8	$12.8	$44.8	$39.7

Effective tax rate	22.3%	20.6%	18.8%	22.0%
The difference between the Company's effective tax rate and the 35% United States federal statutory rate for the three and nine months ended June 28, 2013, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and development tax credits earned, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions. In January 2013, the United States Congress enacted the American Taxpayer Relief Act of 2012, extending numerous tax provisions which had expired. The impact of this legislation reduced the Company's tax expense for the three and nine months ended June 28, 2013 by $6.1 million and $15.1 million, respectively.

The difference between the Company's effective tax rate and the 35% United States federal statutory rate for the three and nine months ended June 29, 2012, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and the recognition of research and development tax credits earned, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions.

8.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability and warranty, safety and health, employment and contractual matters. Legal costs are expensed as incurred.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company's financial condition, or results of operations.

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

On November 30, 2011, following confidential arbitration proceedings in the Delaware Court of Chancery, the Company announced that it and AATI had amended their previously announced merger agreement whereby the Company would acquire AATI at a reduced price through a tender offer. The Company and AATI completed the transaction on January 9, 2012. On March 2, 2012, the Court stayed all discovery in the matter and ordered the plaintiffs to file an amended complaint by April 20, 2012.

On April 20, 2012, the plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c)

causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.   On March 4, 2013, the plaintiffs filed a Second Amended Complaint, which asserts claims substantially similar to those in the First Amended Complaint.  On April 5, 2013, the defendants filed demurrers against the Second Amended Complaint, calling for the case to be dismissed with prejudice.  A hearing on the pending demurrers has been set for August 2, 2013.

The Company monitors the status of the foregoing litigation and other contingencies on an ongoing basis to ensure that appropriate amounts are recognized and/or disclosed in our financial statements and footnotes as and when required. At June 28, 2013 and at the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined to be remote. In addition, the Company does not believe there are any legal proceedings that are reasonably possible to result in a material loss. We are engaged in various other legal actions, not described above, in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on the Company.

Guarantees and Indemnifications
The Company has made no contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims that may be brought against its customers resulting from or related to the use of the Company's products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the Company's activities at the facility or out of the lease. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. However, in certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.

In addition, the Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases are indefinite.

As of June 28, 2013, the Company had not recorded any liability for any of the foregoing indemnities in the accompanying consolidated balance sheets. The Company continues to monitor the indemnities it provides and reassess whether it needs to record contingent liabilities during each reporting period.

9.     COMMON STOCK REPURCHASE

On November 8, 2012, the Board of Directors of the Company authorized the repurchase of up to $200.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended June 28, 2013, the Company paid $92.0 million (including commissions) in connection with the repurchase of 4.0 million shares of its common stock (paying an average price of $22.99 per share). During the nine months ended June 28, 2013, the Company paid $164.5 million (including commissions) in connection with the repurchase of 7.3 million shares of its common stock (paying an average price of $22.50 per share).

On July 16, 2013, the Board of Directors authorized the repurchase of up to $250.0 million of the Company's common stock from time to time prior to July 16, 2015 on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. This newly authorized stock repurchase program replaces in its entirety the November 8, 2012 stock repurchase program.

10.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$65.7	$49.3	$193.9	$140.5

Weighted average shares outstanding – basic	186.6	186.3	188.2	185.1
Dilutive effect of equity based awards	4.6	6.2	4.6	5.5
Dilutive effect of convertible debt	—	—	—	0.5
Weighted average shares outstanding – diluted	191.2	192.5	192.8	191.1

Net income per share – basic	$0.35	$0.26	$1.03	$0.76
Net income per share - diluted	$0.34	$0.26	$1.01	$0.74

Anti-dilutive common stock equivalents	6.0	3.5	6.2	4.9
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards and the convertible debt which was outstanding during the nine months ended June 29, 2012, using the treasury stock method. Certain of the Company's outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but could become dilutive in the future.

11.    RESTRUCTURING AND OTHER CHARGES

During the nine months ended June 28, 2013, the Company recorded restructuring and other charges of approximately $6.4 million related to severance costs associated with two separate organizational restructuring plans undertaken to reduce headcount that were each initiated during the nine months ended June 28, 2013. These restructuring plans are expected to be completed within a year of the start of each program and have been aggregated into the "FY13 Restructuring Programs" line item in the summary table below. The Company does not anticipate any material charges in any future periods related to these plans.
During the three and nine months ended June 29, 2012, the Company recorded restructuring and other charges of approximately $1.1 million and $7.8 million, respectively. The charges for the nine months ended June 29, 2012 included $7.2 million in severance costs and $0.6 million in lease termination costs primarily related to an acquisition in fiscal 2012. Payments related to these restructuring plans are largely complete and are summarized under "Other Restructuring" in the table below.
The following tables present a summary of the Company's restructuring activity (in millions).

Three months ended June 28, 2013	Balance at March 29, 2013	Current Charges	Cash Payments	Other	Balance at June 28, 2013
FY13 Restructuring Programs
Employee severance costs	$3.0	$—	$(1.9)	$—	$1.1
Other Restructuring
Employee severance costs	0.1	—	(0.1)	—	—
Lease and other contractual obligations	0.6	—	(0.2)	—	0.4
Total	$3.7	$—	$(2.2)	$—	$1.5

Nine months ended June 28, 2013	Balance at September 28, 2012	Current Charges	Cash Payments	Other	Balance at June 28, 2013
FY13 Restructuring Programs
Employee severance costs	$—	$6.4	$(5.3)	$—	$1.1
Other Restructuring
Employee severance costs	0.9	—	(0.9)	—	—
Lease and other contractual obligations	0.8	—	(0.4)	—	0.4
Total	$1.7	$6.4	$(6.6)	$—	$1.5

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 28, 2013 AND JUNE 29, 2012.

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.8	57.5	57.6	57.3
Gross profit	43.2	42.5	42.4	42.7
Operating expenses:
Research and development	13.0	14.4	13.0	13.6
Selling, general and administrative	9.2	9.6	9.0	10.5
Amortization of intangibles	1.6	2.2	1.7	2.1
Restructuring and other charges	—	0.3	0.5	0.7
Total operating expenses	23.8	26.5	24.2	26.9
Operating income	19.4	16.0	18.2	15.8
Interest expense	—	—	—	(0.1)
Other income (expense), net	—	—	(0.1)	—
Income before income taxes	19.4	16.0	18.1	15.7
Provision for income taxes	4.3	3.3	3.4	3.5
Net income	15.1%	12.7%	14.7%	12.2%

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

During the three and nine months ended June 28, 2013, the following key factors contributed to our overall results of operations, financial position and cash flows:

•	Net revenue increased by 12% and 15% for the three and nine months ended June 28, 2013, respectively, as compared to the corresponding periods in the prior fiscal year.

•	Operating margin increased by 21% and 15% for the three and nine months ended June 28, 2013, respectively, as compared to the corresponding periods in the prior fiscal year.

•	Cash flow from operations increased to $342 million for the nine months ended June 28, 2013, up 46% as compared to $235 million generated during the corresponding period in fiscal 2012.

•
We repurchased 4 million shares of our common stock for $92 million and 7.3 million shares for $165 million during the three and nine months ended June 28, 2013, respectively, and exited the quarter with $400 million in cash and cash equivalents. On July 16, 2013, we announced a new $250 million stock repurchase program.

NET REVENUE

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Net revenue	$436.1	12.1%	$389.0	$1,315.0	14.6%	$1,147.5

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

We generated net revenue of $436.1 million for the three months ended June 28, 2013, an increase of $47.1 million or 12.1% when compared to $389.0 million for the corresponding period in fiscal 2012. Net revenue increased by 14.6% or $167.5 million to $1,315.0 million for the nine months ended June 28, 2013, as compared to $1,147.5 million for the corresponding period in fiscal 2012. We generally experience seasonal peaks during the second half of the calendar year primarily as a result of increased worldwide production and sales of consumer electronics in anticipation of increased holiday sales. We continue to experience year-over-year growth as smartphones continue to displace traditional cellular phones, tablet computing increases in popularity and as our product portfolio expands to address additional content within handset, tablet and adjacent vertical markets including medical, automotive, military and industrial.

The increases in net revenue for the three and nine months ended June 28, 2013 were primarily driven by increased demand for our 3G, Switching, Wireless LAN and GPS solutions, partially offset by lower GSM/GPRS product revenue as a result of the contracting 2G market.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Gross profit	$188.2	13.9%	$165.3	$557.5	13.9%	$489.4
% of net revenue	43.2%		42.5%	42.4%		42.7%

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

Gross profit increased by $22.9 million for the three months ended June 28, 2013 when compared to the corresponding period in fiscal 2012. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs which collectively increased gross profit by approximately $31.4 million. This increase was offset by the erosion of our average per unit selling price and changes in the mix of products sold combining to reduce gross profit of approximately $8.5 million. As a result, gross profit margin increased from 42.5% for the three months ended June 29, 2012 to 43.2% for the three months ended June 28, 2013.

Gross profit increased by $68.1 million for the nine months ended June 28, 2013 when compared to the corresponding period in fiscal 2012. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs which collectively increased gross profit by approximately $121.2 million. This increase was offset by the erosion of our average per unit selling price and changes in the mix of products sold combining to reduce gross profit by approximately $53.1 million. As a result, gross profit margin decreased from 42.7% for the nine months ended June 29, 2012 to 42.4% for the nine months ended June 28, 2013.

During the three and nine months ended June 28, 2013, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Research and development	$56.6	0.9%	$56.1	$171.0	9.7%	$155.9
% of net revenue	13.0%		14.4%	13.0%		13.6%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices and costs for masks, engineering prototypes and design tools.

Research and development expense for the three months ended June 28, 2013 increased slightly as compared to the corresponding period in fiscal year 2012. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

Research and development expense for the nine months ended June 28, 2013 increased $15.1 million or 9.7% when compared to the corresponding period in fiscal year 2012. The increase was primarily related to a net increase of $8.3 million in compensation expense including variable and stock-based compensation and $6.0 million related to product design and development activity. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Selling, general and administrative	$40.3	7.5%	$37.5	$118.1	(2.1)%	$120.6
% of net revenue	9.2%		9.6%	9.0%		10.5%

Selling, general and administrative expenses include legal, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

Selling, general and administrative expenses increased by 7.5% for the three months ended June 28, 2013 as compared to the corresponding period in fiscal year 2012. The increase for the three months ended June 28, 2013 is primarily related to higher compensation expense including variable compensation during the period. Selling, general and administrative expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

Selling, general and administrative expense decreased by 2.1% for the nine months ended June 28, 2013 as compared to the corresponding period in fiscal year 2012 was primarily related to the decreases in acquisition related expenses incurred in the prior fiscal year of $9.9 million, partially offset by increased compensation expense including variable compensation of $5.1 million in the current period. Selling, general and administrative expense decreased as a percentage of net revenue due to the decrease in acquisition related expenses and the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Amortization of intangibles	$7.0	(18.6)%	$8.6	$22.4	(7.8)%	$24.3
% of net revenue	1.6%		2.2%	1.7%		2.1%

Amortization expense decreased for the three and nine months ended June 28, 2013 when compared to the corresponding periods in the prior fiscal year due to the end of the estimated useful lives of certain intangible assets acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Restructuring and other charges	$—	(100.0)%	$1.1	$6.4	(17.9)%	$7.8
% of net revenue	—%		0.3%	0.5%		0.7%

The restructuring and other charges incurred during the nine months ended June 28, 2013 relate to severance costs associated with two separate organizational restructuring plans initiated during the period. These actions are expected to be completed within a year of the start of each program and we do not anticipate incurring any further material charges related to these restructuring plans. We made cash payments related to these restructuring activities of approximately $2.2 million and $6.6 million during the three and nine months ended June 28, 2013, respectively and expect all cash payments to be completed in fiscal 2013 in all material respects.

During the three and nine months ended June 29, 2012, we recorded $1.1 million and $7.8 million, respectively, in restructuring charges primarily related to a plan to reduce redundancies associated with acquisitions made in prior fiscal years.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	June 28, 2013	Change	June 29, 2012	June 28, 2013	Change	June 29, 2012
(dollars in millions)
Provision for income taxes	$18.8	46.9%	$12.8	$44.8	12.8%	$39.7
% of net revenue	4.3%		3.3%	3.4%		3.5%

We recorded a provision for income taxes of $18.8 million ($16.2 million and $2.6 million for United States and foreign income taxes, respectively) and $44.8 million ($37.9 million and $6.9 million for United States and foreign income taxes, respectively) for the three and nine months ended June 28, 2013, respectively.

The effective tax rate for the three and nine months ended June 28, 2013 was 22.3% and 18.8%, respectively, as compared to 20.6% and 22.0%, for the three and nine months ended June 29, 2012, respectively. The difference between our year to date effective tax rate of 18.8% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings in lower tax jurisdictions, the domestic production activities deduction, and the recognition of research and development tax credits earned, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

In January 2013, the United States Congress enacted the American Taxpayer Relief Act of 2012 extending numerous tax provisions which had expired. The impact of this legislation reduced our income tax expense by approximately $6.1 million and $15.1 million for the three and nine months ended June 28, 2013.
LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 28, 2013	June 29, 2012
Cash and cash equivalents at beginning of period	$307.1	$410.8
Net cash provided by operating activities	342.2	234.9
Net cash used in investing activities	(84.6)	(272.1)
Net cash used in financing activities	(164.4)	(45.7)
Cash and cash equivalents at end of period	$400.3	$327.9

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended June 28, 2013, we generated $342.2 million of cash flow from operating activities, an increase of $107.3 million when compared to the $234.9 million generated during the nine months ended June 29, 2012. The increase in cash flow from operating activities during the nine months ended June 28, 2013 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and to a lesser extent the increase in non-cash depreciation. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $23.0 million in other current and long-term liabilities primarily related to accrued current and long-term tax liabilities and to a lesser extent payroll accruals and a net reduction in accounts receivable of $13.7 million due to the collections of outstanding account balances during the period. The offsetting change was primarily related to the net use of $25.4 million in cash to decrease accounts payable due to the timing of vendor payments during the period.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists of cash paid for capital expenditures, the sale and maturity of investments and acquisitions, net of cash acquired. Cash flow used in investing activities was $84.6 million during the nine months ended June 28, 2013, compared to $272.1 million during the nine months ended June 29, 2012. Cash used in investing activities decreased due to an acquisition in the prior fiscal year. Capital expenditures increased to $85.4 million due to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facilities in the United States and our assembly and test facility in Mexicali, Mexico as compared to $63.4 million invested in capital expenditures during the nine months ended June 29, 2012. Our uses of cash for investing activities during the nine months ended June 28, 2013 were partially offset by $0.8 million in proceeds received upon the sale of investments.

Cash Flow from Financing Activities:
Our cash flows from financing activities consist primarily of cash transactions related to our equity and debt. During the nine months ended June 28, 2013, we had net cash outflows from financing activities of $164.4 million, compared to net cash outflows from financing activities of $45.7 million during the nine months ended June 29, 2012. During the nine months ended June 28, 2013, we had the following significant uses of cash in financing activities:

•	$164.5 million related to our repurchase of 7.3 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on November 8, 2012, and

•	$17.3 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from cash payments from employee stock option exercises of $13.2 million and excess tax benefit from stock option exercises of $5.3 million during the nine months ended June 28, 2013.

Liquidity:
Cash and cash equivalent balances were $400.3 million at June 28, 2013, representing an increase of $93.2 million from September 28, 2012. The increase was primarily related to our increase in cash from operations partially offset by our use of $164.5 million in cash to repurchase 7.3 million shares of stock and our cash investment of $85.4 million in capital expenditures for increased production capacity during the nine months ended June 28, 2013. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any strategic investments and acquisitions that we may make may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our capital needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of money market funds with original maturities of three months or less (where the underlying securities primarily consist of United States treasury obligations, United States agency obligations, repurchase agreements collateralized by United States Government and agency obligations) and to a lesser extent time deposits and certificates of deposit.

Our cash and cash equivalents balance of $400.3 million at June 28, 2013 consisted of $186.1 million held domestically and $214.2 million held by foreign subsidiaries. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 28, 2013, approximately $146.7 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued updated guidance on reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance seeks to improve the reporting of reclassifications out of accumulated other comprehensive income (loss) by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this guidance supersede the presentation requirements for reclassifications out of accumulated other comprehensive income (loss) in previously issued guidance. This guidance will be effective for our first quarter of fiscal year 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consisted of the following (in millions):

As of
June 28, 2013
Cash and cash equivalents (time deposits and money market funds)	$400.3
Carrying value of available for sale securities (auction rate securities)	2.3
Total	$402.6

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

Based on our results of operations for the three and nine months ended June 28, 2013, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of June 28, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

No changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental, product liability and warranty, safety and health, employment and contractual matters. Legal costs are expensed as incurred.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company's business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company's financial condition, or results of operations.

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

On November 30, 2011, following confidential arbitration proceedings in the Delaware Court of Chancery, the Company announced that it and AATI had amended their previously announced merger agreement whereby the Company would acquire AATI at a reduced price through a tender offer. The Company and AATI completed the transaction on January 9, 2012. On March 2, 2012, the Court stayed all discovery in the matter and ordered the plaintiffs to file an amended complaint by April 20, 2012.

On April 20, 2012, the plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleges, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties.   On March 4, 2013, the plaintiffs filed a Second Amended Complaint, which asserts claims substantially similar to those in the First Amended Complaint.  On April 5, 2013, the defendants filed demurrers against the Second Amended Complaint, calling for the case to be dismissed with prejudice.  A hearing on the pending demurrers has been set for August 2, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended June 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
3/30/13-4/26/13	10,950(2)	$20.92	—	$127.5 million
4/27/13-5/24/13	2,512,626(2) (3)	$22.90(3)	2,477,709	$70.7 million
5/25/13-6/28/13	1,541,107(2) (4)	$23.12(4)	1,522,291	$35.5 million
(1) Share repurchase program approved by the Board of Directors on November 8, 2012 authorizing the repurchase of up to $200.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On July 16, 2013 the Board of Directors authorized a new stock repurchase program that replace in its entirety the November 8, 2012 stock repurchase program.
(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the period stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 2,477,709 shares were repurchased at an average price of $22.91 per share as part of our share repurchase program.
(4) 1,522,291 shares were repurchased at an average price of $23.13 per share as part of our share repurchase program.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan, as amended	8-K	001-05560	10.1	5/7/2013

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

SKYWORKS SOLUTIONS, INC.

Date:	July 31, 2013	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)