Form 10-K
period 2013-09-27
SKYWORKS SOLUTIONS, INC.
filed 2013-11-18
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 29, 2013) was approximately $4,182,673,981. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 12, 2013 was 188,414,735.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 27, 2013

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

In this document, the words “we”, “our”, “ours”, “us”, and "the Company" refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:

•	BiFET (Bipolar Field Effect Transistor): integrates indium gallium phosphide based heterojunction bipolar transistors with field effect transistors on the same gallium arsenide substrate

•
CATV (Cable Television): a system of providing television to consumers via radio frequency signals transmitted to televisions through fixed optical fibers or coaxial cables as opposed to the over-the-air method used in traditional television broadcasting

•	CDMA (Code Division Multiple Access): a method for transmitting multiple digital signals over the same carrier frequency

•
Cloud (Cloud Computing): A model for delivering information technology services in which resources are retrieved from the internet through web-based tools and applications, rather than a direct connection to a server.

•	CMOS (Complementary Metal Oxide Semiconductor): a technology of constructing integrated circuits

•	EDGE (Enhanced Data Rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GaAs (Gallium Arsenide): a compound of the elements gallium and arsenic that is used in the production of semiconductors

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	HBT (Heterojunction Bipolar Transistor); a type of bipolar junction transistor which uses differing semiconductor materials for the emitter and base regions, creating a heterojunction

•	LTE (Long Term Evolution): 4th generation ("4G") radio technologies designed to increase the capacity and speed of mobile telephone networks

•	pHEMT (Pseudomorphic High Electron Mobility Transistor): a type of field effect transistor incorporating a junction between two materials with different band gaps

•	RFID (Radio Frequency Identification): refers to the use of an electronic tag (typically referred to as an RFID tag) for the purpose of identification and tracking objects using radio waves

•	Satcom (Satellite Communications): where a satellite stationed in space is used for the purpose of telecommunications

•	SOI (Silicon On Insulator): technology refers to the use of layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing

•	TDMA (Time Divisional Multiple Access): technology for delivering wireless digital service using time division multiplexing

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a third generation wireless services ("3G") mobile communications standard, being pursued in the People’s Republic of China

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates

•	WEDGE: an acronym for technologies that support both WCDMA and EDGE wireless communication systems

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes

•	Yield: The number of working chips out of the total number of chips manufactured
Skyworks, Breakthrough Simplicity, the star design logo, Trans-Tech and SkyOne are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.

PART l

ITEM 1. BUSINESS

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors. Leveraging core technologies, Skyworks supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure radio frequency, or RF, subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, voltage regulators and technical ceramics. Our key customers include Cisco, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Nest, Netgear, Nokia, Northrop Grumman, Rockwell Collins, Samsung, Sensus, and ZTE. Our competitors include Analog Devices, Avago Technologies, Hittite Microwave, Linear Technology, Maxim Integrated Products, Murata Manufacturing, Peregrine Semiconductor, RF Micro Devices and Triquint Semiconductor.

In January 2012, we acquired Advanced Analogic Technologies Inc. ("AATI") and accelerated our entry into vertical markets with highly complementary analog semiconductor product lines, including battery chargers, DC/DC converters, voltage regulators and LED drivers. Power management semiconductors represent a strategic growth market for us in applications like voltage regulation, energy efficiency and panel backlighting within the consumer electronics, computing and communications markets.
In June 2011, we acquired SiGe Semiconductor, Inc. (“SiGe”) and expanded our RF front-end solutions to facilitate wireless multimedia across a wide range of new applications. The acquisition of SiGe complemented our strong position in wide area front-end solutions by adding SiGe's innovative short range, silicon-based products. As a result, today we offer customers a comprehensive wireless networking portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.

Headquartered in Woburn, Massachusetts, we are a Delaware corporation that was formed in 1962. We changed our corporate name from Alpha Industries, Inc. to Skyworks Solutions, Inc. on June 25, 2002, following a business combination. We operate worldwide with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained on our website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public on the SEC's Internet address at www.sec.gov.

INDUSTRY BACKGROUND

Insatiable consumer demand for always-on wireless broadband connectivity is creating an unprecedented need for high performance analog system solutions at the wireless access point, within the network cloud and across the supporting infrastructure. This phenomenon is radically changing the way we live, work and play as well as how we communicate. In a September 2012 report, the research firm NPD Group said it expects annual shipments of smartphones, which are at the heart of the mobile Internet, to surpass one billion units by 2016, up from 491 million units in 2011. Thus far, the initial proliferation of the mobile Internet has taken place predominantly in developed countries; however, we expect further worldwide penetration over the coming years as emerging market adoption of the mobile internet strengthens. In fact, according to a June 2012 market research report from Infonetics, the number of global mobile broadband subscribers is expected to grow from 846 million subscribers in 2011 to over 2.5 billion subscribers by 2016. Similarly, annual shipments of tablets, a lower cost alternative to personal computers, are expected to grow significantly, from 73 million units in 2011 to over 250 million units by 2016 as estimated by NPD in a January 2012 report.
Today's smartphones and tablets can seamlessly take and share pictures, download music, connect to social media networks, provide GPS navigation, stream videos, enable video conferencing, provide voice support services and advice and access a host of Web-based content and applications. This list of ever increasing features and functionalities is delivered in ever thinner platforms with the need for extended battery life.
At the same time, a growing number of content providers such as Google, Microsoft, HBO (a division of Time Warner), Netflix, Pandora and Amazon, are building massive libraries of cloud-based, on-demand content spurring an exploding desire to be connected to the cloud for entertainment, on-demand content and personal media storage. Supporting this ecosystem requires multiple modes of wireless connectivity, like 3G, 4G and Wi-Fi, complemented by adjacent communications technologies such as Bluetooth, GPS and Near Field. This creates tremendous opportunity for Skyworks within applications ranging from smartphones to tablets, to media players, networking equipment and set top boxes.
All of this data traffic is stressing traditional infrastructure networks. According to Cisco's February 2013 VNI: Global Mobile Data Traffic Forecast Update, worldwide mobile data traffic will grow at a compounded annual growth rate of 66 percent from 2012 to 2017, reaching 11.2 exabytes per month by 2017. Smartphones are expected to account for more than 50 percent of the total data traffic in 2013, while tablets will represent approximately10 percent of mobile data traffic by 2015.

High Performance Analog Semiconductors

Outside of smartphone and tablet applications, wireless technologies are proliferating across a number of new vertical applications. The market for analog semiconductors, characterized by longer product lifecycles and relatively high gross margins, is fragmented and diversified, spanning a wide variety of end markets including smart energy, power management and emerging Internet of Things applications.

Smart Energy
Following a decade of promise, smart energy is poised to grow significantly. Smart grids offer utilities real-time, two-way communications with each segment of the electrical grid, assessing loads, usage, and efficiency twenty-four hours a day. Much of the developed world relies on energy transmission technology and infrastructure that was built between 60 to 80 years ago, and it's beginning to show its age, particularly as consumers experience usage restrictions and brownouts globally. Home and building automation applications in particular are beginning to gain real momentum given consumer demand for green technologies, enhanced security and energy conservation. According to a 2013 Navigant Research report, smart grid technology generated $33 billion in global revenue in 2012, and is set to more than double by the end of this decade. Unlike many other clean energy industries, smart grid’s growth underscores the diversity of its applications, which empower different technologies to lead different geographic markets depending on local energy network needs. Western European countries, for example, are focusing on smart meters as a way to meet clean energy mandates like those in the European Union’s 2020 climate goals, while Eastern European countries are investing in smart meters as a way to reduce high energy theft rates.

Power Management
Power management also provides Skyworks with significant growth and diversification opportunities, representing a market potential of approximately $2 billion for camera LED flash drivers, LED backlight drivers, battery chargers, DC/DC converters and other related analog devices in smartphones, e-book readers and displays, cable modems and LED lighting. The demand for power management integrated circuits is being driven by the need to manage power across communication, computer, consumer and infrastructure segments. In fact, the total worldwide portable power DC/DC converter integrated circuits market alone will grow from about 31 billion units in 2013 to over 50 billion units by 2018, according to the Darnell Group’s July 2013 report "Worldwide DC-DC Portable Power Converter Integrated Circuits Forecasts Applications, Amperages, Products and Competitive Environment". The emergence of new power architectures, smaller form factors, more efficient designs and improved power management technology, combined with growing demand of applications ranging from smartphones to tablets to portable medical and military equipment is creating these new opportunities.
Internet of Things
Beyond connecting places and people, the next phase of the Internet's evolution will be to connect things. Connecting things is based on the simple principle that anything that can be connected to the network will be connected to the network. Smaller, more powerful processors, the growing availability of LTE, higher resolution sensors, and technologies such as thin-film and embedded software are helping make machine-to-machine communications a reality. In fact, according to an October 2012 Scotiabank report, Ericsson estimates that by 2020 there will be 50 billion machines connected to the Internet. In that same report, Scotiabank estimates that by 2022, there will be 6.1 billion devices with a cellular connection to the network with 2.3 billion added that same year. Scotiabank also believes automotive and medical business sectors will likely be the biggest markets in machine-to-machine connectivity, expected to represent an estimated $1.2 trillion by 2020. For example, while only small percentages of cars have mobile communications today, within a few years, all new cars are expected to have mobile connections. The automobile, in particular, encompasses an array of solutions that connectivity would allow from public safety and reduced fuel consumption to enhanced entertainment features and increased integration into one's smartphone.

Each of these macro trends represents significant growth opportunities for Skyworks given our differentiated product portfolio, scale, original equipment manufacturer relationships and integration skill sets.

SKYWORKS' STRATEGY

Skyworks' overall strategy is to enable all forms of connectivity through semiconductor innovation. Key elements in our strategy include:
Diversification
We are diversifying our business in three areas: our addressed markets, our customer base and our product offerings to enable stronger and more consistent financial returns. By leveraging core analog and mixed signal technologies, we are expanding our family of solutions to a set of increasingly diverse end markets and customers. We are steadily growing our business beyond just mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including infrastructure, smart energy, wireless networking, automotive and medical. In these markets we leverage our scale, intellectual property and worldwide distribution network, which spans over 2,000 customers and over 2,500 analog components.
Industry-Leading Technology
As the industry migrates to more complex LTE architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other mobile devices plays directly into Skyworks' core strengths and uniquely positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. Our expertise includes BiFET, CMOS, HBT, pHEMT, SOI and silicon germanium processes. We also hold strong technology leadership positions in passive devices, as well as advanced integration including proprietary shielding and 3-D die stacking. Our product portfolio is reinforced by a library of nearly 1,000 patents and other intellectual property. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.
Customer Relationships
Given our scale and technology leadership, we are engaged with key original equipment manufacturers, smartphone providers and baseband reference design partners. Our customers value our supply chain strength, our innovative technology and our system engineering expertise resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.
Delivering Operational Excellence

We either vertically integrate our supply chain where we can create a competitive advantage, or enter into alliances and strategic relationships for leading-edge capabilities. This hybrid manufacturing approach allows us to better balance our manufacturing capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we have therefore been able to maintain margins and achieve our desired return on invested capital on a broader range of revenue.

Additionally, we continue to strive to achieve the industry's shortest product design and manufacturing cycle times and highest yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve a low product cost structure while integrating multiple technologies into highly sophisticated multi-chip modules.

Maintaining a Performance Driven Culture

We consider our people and corporate culture to be a major competitive advantage and a key element of our overall strategy. We create key performance indicators that align employee performance with corporate strategy and link responsibilities with performance measurement. Accountability is paramount and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is well below semiconductor industry averages.

Generating Superior Operating Results and Shareholder Returns

We seek to generate financial returns that are comparable to a highly diversified analog semiconductor company while delivering high growth rates representative of a mobile internet company.  Given our product volume and overall utilization we strive to achieve a best-in-class return on investment and operating income to reward shareholders with increasing returns.

SKYWORKS' PRODUCT PORTFOLIO
Our product portfolio consists of:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Battery Chargers: device used to replenish the energy stored in a rechargeable battery by forcing an electric current through it

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-End Modules: power amplifiers that are integrated with switches, diplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•	Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

MARKETING AND DISTRIBUTION

Our products are primarily sold through a direct global Skyworks sales force deployed across all of our major market regions. In some markets we supplement our direct sales effort with independent manufacturers' representatives and distribution partners, some of which are franchised globally with others focused in specific regional markets.

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

We believe the technical and complex nature of our products and markets demand an extraordinary commitment to maintain close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, procurement, logistics and project management. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management. Lastly, we leverage our customer relationships with cross-selling opportunities across product lines in order to maximize revenue.

We believe that maintaining frequent and interactive contact with our customers is paramount to our continuous efforts to provide world-class sales and service support. By listening and responding to feedback, we are able to mobilize resources to raise our level of customer satisfaction, improve our ability to anticipate future product needs, and enhance our understanding of key market dynamics. We are confident that diligently following this path will position Skyworks to participate in numerous opportunities for growth in the future.

CUSTOMER CONCENTRATION

A small number of customers historically have accounted for a significant portion of our net revenue. In fiscal 2013, 2012 and 2011, Foxconn Technology Group, its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, constituted more than ten percent of our net revenue. In fiscal 2013, 2012 and 2011, Samsung Electronics constituted more than ten percent of our net revenue. In fiscal 2011, Nokia constituted more than ten percent of our net revenue. For further information regarding concentrations see Note 15 to Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or have a license to use numerous United States and foreign patents and patent applications related to our products and our manufacturing operations and processes. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, designs, devices, algorithms, processes and other intellectual property. Our efforts may not meaningfully protect our intellectual property, or others may independently develop substantially equivalent or superior proprietary technologies, designs, devices, algorithms, processes or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Furthermore, we seek to generate high gross margin revenue through the sale and license of non-core intellectual property and occasionally we purchase intellectual property. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new innovative products through the technical competence of our engineering personnel.

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

RESEARCH AND DEVELOPMENT

Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $226.3 million, $212.5 million and $168.6 million in research and development activities during the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively. The increase in research and development expense from fiscal 2012 to fiscal 2013 was a result of increases in our internal product design and development for our target markets. The increase in research and development expense from fiscal 2011 to fiscal 2012 was a result of the additional headcount and development activities associated with the acquisitions of AATI and SiGe, as well as increases in our internal product design and development for our target markets. Our research and development activities include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, developing new packaging and test capabilities and researching next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

RAW MATERIALS

Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. Consequently, there are limited situations where we procure certain components and services for our products from single or limited sources. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Such amounts are reviewed and included in our contractual obligations and commitments as required. Certain of our suppliers consign raw materials to us at our manufacturing facilities which we take title to as needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

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
SEASONALITY

Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as smartphones and tablet computing devices. The highest demand for our products generally occurs in our first fiscal quarter ending in December and the lowest demand for our handset products generally occurs in our second fiscal quarter ending in March.

GEOGRAPHIC INFORMATION

For information regarding net revenue by geographic region for each of the last three fiscal years, see Note 15 of Item 8 of this Annual Report on Form 10-K.

EMPLOYEES

As of September 27, 2013, we employed approximately 4,750 employees world-wide (as compared to 4,700 as of September 28, 2012). Approximately 550 of our employees in Mexico are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be materially impacted by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us present significant risks to our business at this time and may impair our business operations, financial condition or results of operations.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Uncertain worldwide economic conditions, together with other factors such as the volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. Although we believe that the market for our semiconductor products has stabilized to some extent, continued uncertainty and economic weakness could result in a market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, bad debt, inventory and restructuring and/or asset impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

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

Our stock price has been volatile and may fluctuate in the future.

The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	our performance and prospects,

•	the performance and prospects of our major customers and competitors,

•	our revenue concentrations with relatively few customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates, price targets or buy/sell recommendations by analysts,

•	domestic and international political conditions,

•	domestic and international tax and fiscal policy decisions, and

•	the ability to successfully identify, acquire and integrate acquisition candidates.
Public stock markets have experienced price and trading volume volatility. This volatility has and continues to significantly and negatively affect the market prices of securities of many technology companies, particularly the market price of our common stock. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

There is significant uncertainty regarding the stability of global credit and financial markets, exacerbated by the European debt crisis, the recent shutdown of the United Stated federal government, and fears that the United States federal government's credit rating may be downgraded as a result of a failure (or threatened failure) to increase the federal government's debt ceiling. These economic uncertainties may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Uncertainty regarding the future stability of the Euro Zone could cause the value of the Euro to deteriorate, thus reducing the purchasing power and demand from of our European customers. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays and increased accounts receivable defaults. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

The wireless communications and analog semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and rapid loss of market share and may materially and adversely affect our business, financial condition and results of operations.

The wireless communications semiconductor industry in general and the other analog markets in which we compete in particular are very competitive. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including Analog Devices, Avago Technologies, Hittite Microwave, Linear Technologies, Maxim Integrated Products, Murata Manufacturing, Peregrine Semiconductor, RF Micro Devices, and Triquint Semiconductor.

We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing revenue, gross margin and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

•	rapid time-to-market and product ramp,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product cost and selling price,

•	features available in products,

•	alignment with customer performance specifications,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to and protection of intellectual property,

•	ability to partner with or participate in reference designs of baseband vendors, and

•	maintaining access to manufacturing capacity, raw materials, supplies and services at a competitive cost.
We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:

•	long presence in key markets,

•	brand recognition,

•	high levels of customer satisfaction,

•	strong baseband partnership/ participation in reference designs,

•	a broad product portfolio allowing them to bundle product offerings,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Our baseband reference design partners may leverage their market position by integrating additional functionality into their product offerings that compete with our solutions. If such a product offering were competitive with our solution as to performance, price and quality, our business could be adversely impacted.

Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, resellers or other third parties. These relationships may affect customers' purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins and loss of revenue and market share and may materially and adversely affect our business, financial condition and results of operations.

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

•	to anticipate customer and market requirements and changes in technology and industry standards,

•	to obtain sufficient manufacturing capacity to meet customer demand,

•	to define new products that meet customer and market requirements,

•	to complete development of new products and bring products to market on a timely basis,

•	to differentiate our products from offerings of our competitors,

•	to achieve overall market acceptance of our products,

•	to lengthen the time that a particular product is in demand, and

•	to obtain adequate intellectual property protection for our new products.
Our ability to manufacture current products, and to develop new products, depends on, among other factors, the viability and flexibility of our own internal information technology systems.

We continually evaluate expenditures for planned product development and to choose among alternatives based on our understanding of customer technical requirements, new industry standards and expectations of future market growth. We may not be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers' requirements, our business and results of operations would be materially and adversely harmed.

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

Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier's product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results.

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

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption in production at our Newbury Park, California or Woburn, Massachusetts semiconductor wafer fabrication facilities as well as our assembly and test facility in Mexicali, Mexico for any reason, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, or other obligations under customer contracts. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs.

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

Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2013 and 2012, two customers each accounted for greater than ten percent of our net revenue. For further discussion see Note 15 to Item 8 of this Annual Report on Form 10-K.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

Our sales are made pursuant to standard purchase orders and/or specified customer contracts for delivery of products and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through distributors, some of whom have rights to return unsold products if the product is defective. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer's ability to make timely payments against our accounts receivables could be impaired.

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

We attempt to control access to and distribution of our proprietary information through operational, technological and legal safeguards. Despite our efforts, parties, including former or current employees, may attempt to copy, disclose or obtain access to our information without our authorization. Furthermore, attempts by computer hackers to gain unauthorized access to our systems or information could result in our proprietary information being compromised or in our operations being interrupted. While we attempt to prevent such unauthorized access we may be unable to anticipate the methods used, or be unable to prevent the release of our proprietary information.

We are subject to the risks of doing business internationally.

A substantial majority of our net revenue is derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we have our own packaging, assembly and test facility in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	labor market conditions and worker's rights,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•
restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, increased import or export controls and tariffs),

•	changes in, or non-compliance with, legal or regulatory import/export requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	direct or indirect government actions or policies aimed at supporting local industry,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments could adversely affect our results of operations,

•	changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,

•	results of audits and examination of previously filed tax returns,

•
the possibility of being exposed to legal proceedings in a foreign jurisdiction given the numerous, and sometimes conflicting, legal regimes on matters as diverse as anti-corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, employment and labor relations,

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction, and

•	restrictions on our ability to repatriate foreign earnings and / or funds and the unfavorable tax impactions related to the same.
Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in cellular handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products. Limitations or changes in policy on phone subsidies in the United States, South Korea, Japan, China and other countries may have additional negative impacts on our revenues.
Some of the countries in which we operate and/or seek to expand are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

We are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China's continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers which would result in a negative impact on our business and results of operations.

Changes in tax regulations and/or changes in the favorable tax status of our subsidiary in Singapore could have an adverse impact on our operating results.

We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase or our tax saving strategies could be threatened. For example, our subsidiary in Singapore receives a tax holiday that is expected to be effective through September 2020. Changes in the status of this tax holiday could have a negative effect on our net income in future years.

We face a risk that capital needed for our business will not be available when we need it.

To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist in the event we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.

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

The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the United States Congress may pass federal greenhouse gas legislation in the future. The United States Environmental Protection Agency (“EPA”) has issued greenhouse gas reporting regulations that may apply to certain of our operations. The EPA is developing other climate change-based regulations, as are certain states, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.

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

Among our product portfolio, we manufacture and sell gallium arsenide semiconductor devices and components, principally power amplifiers and switches. The production of gallium arsenide integrated circuits is often more costly than the production of silicon circuits. The cost differential is due to higher costs of raw materials for gallium arsenide and higher unit costs associated with smaller sized wafers and lower production volumes. Further, silicon based designs offer alternatives within the system architecture which are unavailable for gallium arsenide based designs. Therefore, to remain competitive, we must offer gallium arsenide products that provide superior performance over silicon-based alternatives. Although we manufacture and sell silicon-based power amplifiers, if we do not continue to offer gallium arsenide products that provide sufficiently superior performance to justify the cost differential, our factories could become underutilized adversely affecting our operating results. As a result of underutilization, we could expect the costs of producing gallium arsenide devices will continue to exceed the costs of producing their silicon counterparts. Silicon semiconductor technologies are widely used process technologies for certain integrated circuits and these technologies continue to improve in performance. We may not continue to identify products and markets that require performance attributes of gallium arsenide products.

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

We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:

•	the ability of our Board of Directors to issue shares of preferred stock in one or more series without further authorization of stockholders,

•	a prohibition on stockholder action by written consent,

•	no stockholder right to call a special meeting of stockholders,

•	a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders,

•
a requirement that the affirmative vote of at least 66 2/3% of our shares be obtained to amend or repeal any provision of our by-laws or the provision of our certificate of incorporation relating to amendments to our by-laws,

•
a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors or the right to act by written consent,

•
a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares,

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

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 12, 2013 was 25,633.

	Fiscal Years Ended
	September 27, 2013		September 28, 2012
	High	Low	High	Low
First quarter	$24.08	$19.80	$22.40	$14.04
Second quarter	24.97	20.30	28.66	16.78
Third quarter	23.95	20.15	28.40	23.31
Fourth quarter	26.33	20.99	31.18	23.18

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 27, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/29/13-7/26/13	9,054(2)	$22.73	—	$250.0 million
7/27/13-8/23/13	216,628(2)	$24.45	212,600	$244.8 million
8/24/13-9/27/13	636,913(2)	$25.22	603,100	$229.6 million
_________________________
(1) We repurchased a total of 212,600 shares for an average price of $24.45 and 603,100 shares for an average price of $25.20 for the months ended August 23, 2013 and September 27, 2013, respectively, under our share repurchase program.

(2) Shares of common stock reported in the table above were repurchased by us at the fair market value of the common stock as of the periods stated above, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

On July 16, 2013, the Board of Directors approved a new share repurchase program, pursuant to which we are authorized to repurchase up to $250.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on July 16, 2015; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on July 16, 2015. This authorized stock repurchase program replaced in its entirety the November 8, 2012 stock repurchase program. These repurchase programs have been and will be funded with our working capital.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to September 30. Our previous five fiscal years each consisted of 52 weeks and ended on September 27, 2013, September 28, 2012, September 30, 2011, October 1, 2010 and October 2, 2009, respectively.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009
Net revenue	$1,792.0	$1,568.6	$1,418.9	$1,071.8	$802.6
Operating income	$345.1	$255.6	$295.3	$199.7	$71.7
Operating margin	19.3%	16.3%	20.8%	18.6%	8.9%
Net income	$278.1	$202.0	$226.6	$137.3	$95.0
Earnings per share:
Basic	$1.48	$1.09	$1.24	$0.78	$0.57
Diluted	$1.45	$1.05	$1.19	$0.75	$0.56

	As of
Balance Sheet Data:	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010	October 2, 2009
Working capital	$893.6	$700.6	$569.2	$585.5	$393.9
Property, plant and equipment, net	$328.6	$279.4	$251.4	$204.4	$162.3
Total assets	$2,333.1	$2,136.6	$1,890.4	$1,564.1	$1,352.6
Long-term debt (1)	$—	$—	$—	$24.7	$41.5
Stockholders’ equity	$2,101.1	$1,905.5	$1,609.1	$1,316.6	$1,108.8
(1) Effective October 3, 2009, the Company adopted ASC 470-20 - Debt, Debt with Conversions and Other Options in accordance with GAAP. The Company's financial statements and the accompanying footnotes for all prior periods presented have been adjusted to reflect the retrospective adoption of this new accounting principle.

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

OVERVIEW

We, together with our consolidated subsidiaries, are an innovator of high performance analog semiconductors. Leveraging core technologies, we support automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. Our portfolio consists of amplifiers, attenuators, battery chargers, DC/DC converters, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, voltage regulators and technical ceramics. Key customers include Cisco, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Nest, Netgear, Nokia, Northrop Grumman, Rockwell Collins, Samsung, Sensus and ZTE. Competitors include Analog Devices, Avago Technologies, Hittite Microwave, Linear Technology, Maxim Integrated Products, Murata Manufacturing, Peregrine Semiconductor, RF Micro Devices and Triquint Semiconductor.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 27, 2013, SEPTEMBER 28, 2012, AND SEPTEMBER 30, 2011.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	57.2	57.5	56.3
Gross profit	42.8	42.5	43.7
Operating expenses:
Research and development	12.6	13.5	11.9
Selling, general and administrative	8.9	10.1	9.7
Amortization of intangibles	1.6	2.1	1.2
Restructuring and other charges	0.4	0.5	0.1
Total operating expenses	23.5	26.2	22.9
Operating income	19.3	16.3	20.8
Interest expense	—	—	(0.1)
Other (expense) income, net	—	—	—
Income before income taxes	19.3	16.3	20.7
Provision for income taxes	3.7	3.4	4.7
Net income	15.6%	12.9%	16.0%

GENERAL
During the fiscal year ended September 27, 2013, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Increased net revenue by14% to approximately $1.8 billion as we continue to experience year-over-year growth as smartphones continue to displace traditional cellular phones, tablet computing increases in popularity and our product portfolio expands to address additional content within handset, tablet and adjacent vertical markets including medical, automotive, military and industrial.

•
Operating expenses decreased to 23.5% for fiscal 2013 from 26.2% in fiscal 2012. In absolute terms operating expense increased from $412 million to $422 million primarily in connection with increased research and development expense as a result of increased product development activity.

•
Our effective tax rate for fiscal 2013 improved to 19.3% from 20.7% in fiscal 2012 primarily as a result of a higher percentage of our income being earned and taxed in lower-rate foreign jurisdictions.

•	As a result of the aforementioned factors, overall profitability increased significantly from fiscal 2012 with both net income and diluted earnings per share increasing 38% year over year.

•
Our ending cash and cash equivalents balance increased 66% to $511 million in fiscal 2013 from $307 million in fiscal 2012. This was the result of a 75% increase in cash from operations to $500 million in fiscal 2013 due to higher net income and improvements in working capital. In addition, we invested $185 million to repurchase over 8 million shares of our common stock and $124 million on capital expenditures to expand our manufacturing capabilities.

NET REVENUE

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Net revenue	$1,792.0	14.2%	$1,568.6	10.5%	$1,418.9

We market and sell our products directly to original equipment manufacturers of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales. In addition, we periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property, and we anticipate continuing this intellectual property strategy in future periods.

Overall revenue in fiscal 2013 increased by $223.4 million, or 14.2%, primarily due to the increasing demand for our 3G, Switching, Wireless LAN and GPS solutions. The increase was partially offset by lower GSM/GPRS product revenue as a result of the contracting 2G market.

Overall revenue in fiscal 2012 increased by $149.7 million, or 10.6%. The increase in revenue was primarily driven by sales of our expanded product portfolio consisting of new products from the acquisitions of Advanced Analogic Technologies Inc. ("AATI") and SiGe Semiconductor, Inc. ("SiGe"). In addition, we benefited from sales of new internally developed products for medical, automotive, military and industrial vertical markets and our increasing addressable content per device as the smartphone upgrade cycle continued to displace traditional 2G cellular phones.

For information regarding net revenue by geographic region and customer concentration, see Note 15 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Gross profit	$766.6	14.9%	$667.1	7.5%	$620.3
% of net revenue	42.8%		42.5%		43.7%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline at a normalized rate of five to ten percent per year. As part of our normal course of business, we mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs, improve manufacturing efficiencies, lower manufacturing costs of existing products and by introducing new and higher value-added products.

Gross profit was $99.5 million greater for the fiscal year ended September 27, 2013 than gross profit for the prior fiscal year. The increase in gross profit was primarily the result of higher unit volumes, lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $152.1 million. These benefits were partially offset by the erosion of average selling price and unfavorable changes in product mix which combined to negatively impact gross profit by $52.6 million. As a result of these impacts, gross profit margin increased to 42.8% of net revenue for the fiscal year ended September 27, 2013.

Gross profit was $46.8 million greater for the fiscal year ended September 28, 2012 than gross profit for the prior fiscal year. The increase in gross profit was the result of higher unit volumes and lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $151.7 million. These benefits were partially offset by the erosion of average selling price, unfavorable changes in product mix, the impact, of the fair value step-up of acquired inventory primarily related to AATI and SiGe and higher share-based compensation expense which combined to negatively impact gross profit by $104.9 million. As a result of these impacts, gross profit margin decreased to 42.5% of net revenue for the fiscal year ended September 28, 2012.

During fiscal 2013 and 2012 we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property. Revenue associated with the licensing and/or sale of intellectual property was immaterial to the consolidated results of operations.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Research and development	$226.3	6.5%	$212.5	26.0%	$168.6
% of net revenue	12.6%		13.5%		11.9%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The 6.5% increase in research and development expense in fiscal 2013 when compared to fiscal 2012 is primarily attributable to a net increase of $8.3 million related to product design and development activity including the full year impact of AATI activities as well as a net increase of $6.7 million in compensation expense. These increases were partially offset by reductions related to the organizational restructuring initiated during the fiscal year. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

The 26.0% increase in research and development expenses in fiscal 2012 when compared to fiscal 2011 is primarily attributable to higher head count and related compensation, including share-based compensation expense, resulting from the acquisition of SiGe and AATI, and to a lesser extent, to increased internal product design and development activity for our target markets. This resulted in total research and development expense increasing as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Selling, general and administrative	$159.7	0.8%	$158.4	15.4%	$137.3
% of net revenue	8.9%		10.1%		9.7%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase for the fiscal year ended September 27, 2013, was primarily related to increased compensation expense offset by the decrease in aggregated acquisition-related and legal expenses incurred in the prior fiscal year. Selling, general and administrative expenses decreased as a percentage of net revenue due to the decrease in the aforementioned expenses as well as the increase in net revenue.

The increase for the fiscal year ended September 28, 2012 was primarily the result of incremental headcount and compensation expense (including share-based compensation) related to the acquisitions of AATI and SiGe (full year impact), increased acquisition and legal expense of $10.9 million primarily associated with the acquisition of AATI and $5.8 million in charges related to the resolution of contractual disputes. These charges were partially offset by a $5.4 million favorable change in the fair value of contingent consideration liabilities associated with the 2011 acquisition of SiGe. These factors resulted in selling, general and administrative expenses increasing as a percentage of net revenue.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Amortization of intangibles	$29.1	(11.3)%	$32.8	96.4%	$16.7
% of net revenue	1.6%		2.1%		1.2%

Amortization expense decreased for the fiscal year ended September 27, 2013 when compared to the corresponding periods in the prior fiscal year due to the end of the estimated useful lives of certain fully amortized intangible assets acquired in prior fiscal years.

The increase in amortization expense in fiscal 2012 was primarily related to intangible assets recognized in connection with our acquisition of AATI in fiscal 2012 and the full year impact related to intangibles recognized in the acquisition of SiGe in fiscal 2011.

RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Restructuring and other charges	$6.4	(17.9)%	$7.8	225.0%	$2.4
% of net revenue	0.4%		0.5%		0.1%

The restructuring and other charges incurred during the fiscal year ended September 27, 2013 relate to severance costs associated with separate organizational restructuring plans initiated during the period. These actions are largely complete and we do not anticipate incurring any further material charges related to these restructuring plans. We made cash payments related to these restructuring activities of approximately $7.1 million during the fiscal year ended September 27, 2013 and expect all cash payments to be completed in fiscal 2014 in all material respects.

The increase in restructuring and other charges incurred in fiscal 2012 relate primarily to employee and lease terminations to reduce redundancies associated with the acquisition of AATI.

For additional information regarding the restructuring activities, see Note 13 of Item 8 of this annual report on Form 10-K.

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 27, 2013	Change	September 28, 2012	Change	September 30, 2011
(dollars in millions)
Provision for income taxes	$66.4	25.5%	$52.9	(21.4)%	$67.3
% of net revenue	3.7%		3.4%		4.7%

Income tax expense increased by 25.5% to $66.4 million for fiscal 2013 as compared to $52.9 million in fiscal 2012. The annual effective tax rate for fiscal 2013 decreased to 19.3% as compared to 20.7% in fiscal 2012.

The annual effective tax rate for fiscal 2013 of 19.3% was less than the United States federal statutory rate of 35% primarily due to benefits of 14.7% related to foreign earnings taxed at a rate less than the United States federal rate, benefits of 4.7% related to research and development tax credits, and benefits of 1.5% related to a domestic production activities deduction partially offset by income tax rate expense impact of 3.4% related to a change in our tax reserves.

As a result of the enactment of the Taxpayer Relief Act of 2012, which retroactively reinstated and extended the research and development tax credit, $7.0 million of  federal research and development tax credits which were earned in fiscal 2012 reduced our tax rate during fiscal 2013.

We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditional upon our compliance in meeting certain employment and investment thresholds in Singapore.

The annual effective tax rate for fiscal 2012 of 20.7% was less than the United States federal statutory rate of 35% primarily due to benefits of 16.8% related to foreign earnings taxed at a rate less than the United States federal rate, and benefits of 1.5% related to a domestic production activities deduction, partially offset by income tax rate expense impact of 4.1% related to a change in our tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(dollars in millions)	September 27, 2013	September 28, 2012	September 30, 2011
Cash and cash equivalents at beginning of period	$307.1	$410.8	$459.4
Net cash provided by operating activities	499.7	285.2	365.8
Net cash used in investing activities	(123.0)	(302.8)	(349.9)
Net cash used in financing activities	(172.7)	(86.1)	(64.5)
Cash and cash equivalents at end of period	$511.1	$307.1	$410.8

Cash Flow from Operating Activities:
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2013, we generated $499.7 million in cash flow from operations, an increase of $214.5 million when compared to $285.2 million generated in fiscal 2012. The increase in cash flow from operating activities during the fiscal year ended September 27, 2013 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and the effects of non-cash amortization of intangibles, depreciation, and share-based compensation. Specifically, the changes in operating assets were decreases of $4.9 million in accounts receivable due to the timing of customer collections and $3.4 million in inventory. The changes in operating liabilities were a decrease of $14.1 million in accounts payable related to the timing of vendor payments and an increase of $32.2 million in other current and long-term liabilities primarily related to changes in tax liabilities and payroll related accruals.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of capital expenditures, the sale and maturity of investments and acquisitions, net of cash acquired. Cash flow used in investing activities was $123.0 million during fiscal 2013, compared to $302.8 million during fiscal 2012. Cash used in investing activities decreased due to the acquisition of AATI in the prior fiscal year. Capital expenditures increased to $123.8 million from $94.1 million in fiscal 2012 due to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facilities located in the United States, our assembly and test facility in Mexicali, Mexico, and at the manufacturing facilities of one of our suppliers. Our uses of cash for investing activities during fiscal 2013 were partially offset by $0.8 million in proceeds we received upon the sale of an investment during the fiscal year ended September 27, 2013.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During fiscal 2013, we had net cash outflows of $172.7 million, compared to $86.1 million in fiscal 2012. During fiscal 2013 we had the following significant uses of cash:

•
$184.9 million related to our repurchase of approximately 8.1 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on November 8, 2012 and July 16, 2013.

•	$18.6 million related to payroll tax withholdings on vesting of employee performance and restricted stock awards; and,

•	$1.1 million related to the cash payment of a contingent consideration obligation related to an acquisition in a prior year;

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $21.1 million and the tax benefit from stock option exercises of $10.8 million during fiscal 2013.

Liquidity:
Cash and cash equivalent balances were $511.1 million at September 27, 2013, representing an increase of $204.0 million from September 28, 2012. The increase resulted from $499.7 million in cash generated from operations which is partially offset by $184.9 million used to repurchase 8.1 million shares of stock and $123.8 million in capital expenditures for increased production capacity during the fiscal year ended September 27, 2013. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and our cash from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $511.1 million at September 27, 2013 consisted of $267.9 million held domestically and $243.2 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at September 27, 2013, $178.1 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $65.1 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at September 27, 2013 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	52.3	4.3	—	—	48.0
Operating lease obligations	34.2	9.2	13.8	6.1	5.1
Other commitments (2)	11.2	7.0	4.2	—	—
Total	$97.7	$20.5	$18.0	$6.1	$53.1
_________________________

(1)
Other long-term liabilities include our gross unrecognized tax benefits, as well as executive deferred compensation, which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)	Other commitments consist of contractual license and royalty payments, and other purchase obligations. See Note 10 of Item 8 of this Annual Report on Form 10-K

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, inventory valuation, impairment of long-lived assets, business combinations, share-based compensation, loss contingencies and income taxes.
On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best judgments. We evaluate our estimates and assumptions using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, factors may arise over time that lead us to change our methods, estimates and judgments that could materially and adversely affect our results of operations.

Our significant accounting policies are discussed in detail in Note 2 of Item 8 In this Annual Report on Form 10-K. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 605 Revenue Recognition net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price protection and product returns (stock rotation) for products sold to certain electronic component distributors. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation. We value our inventory at the lower of cost or fair market value. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of forecasted demand in relation to on-hand inventory, saleability of our inventory, general market conditions, and product life cycles. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence. Historically, we have not experienced material differences between our estimated inventory reserves and actual results.

Impairment of Long-Lived Assets. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually on the first day of the fourth fiscal quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other indefinite-lived intangibles may not be recoverable. Other long-lived assets are evaluated on an ongoing basis.

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
Our impairment analyses contain uncertainties because it requires management to make assumptions and to apply judgment to items such as: estimate control premiums, discount rate, future cash flows, the profitability of future business strategies and useful lives.
Business Combinations. We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and the contingent consideration recorded as part of business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date.

In measuring the fair value, we utilize a number of valuation techniques consistent with the market approach, income approach and/ or cost approach. The valuation of the identifiable assets and liabilities includes assumptions such as projected revenue, royalty rates, weighted average cost of capital, discount rates and estimated useful lives. These assessments can be significantly affected by our judgments.

Share-Based Compensation. We have a share-based compensation plan which includes non-qualified stock options, restricted and performance share awards and units, employee stock purchase plan and other special share-based awards. See Note 8 of Item 8 of this Annual Report on Form 10-K for a detailed listing and complete discussion of our share-based compensation programs.

We determine the fair value of our non-qualified stock options at the date of grant using the Black-Scholes options-pricing model. Our determination of fair value of share-based payment awards on the date of grant contains assumptions regarding a number of highly complex and subjective variables including, but not limited to: our expected stock price volatility over the term of the award, risk-free rate, and the expected life of the award. The Black-Scholes value, combined with our estimated forfeiture rate, is used to determine the compensation expense to be recognized over the requisite service period of the options. For restricted and performance based awards and units, we determine the fair value based on the grant date value of the Company's stock. These awards and units are expensed over the requisite service period of the award. Performance based awards and units are valued based on an estimate of the most probable outcome of the underlying performance metric. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly.

Loss Contingencies. We record an estimate for loss contingencies such as a legal proceeding or claims if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We disclose material loss contingencies if there is at least a reasonable possibility that a loss has been incurred.

Our loss contingency analysis contains uncertainties because it requires management to assess the degree of probability of an unfavorable outcome and to make a reasonable estimate of the amount of potential loss. Historically, we have not experienced material differences between our estimates and actual results.

Income Taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  ASC 740 Income Taxes ("ASC 740") clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended September 27, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality investment risk, interest rate risk and exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks related principally to our investment portfolio and consisting of the following (in millions):

September 27, 2013
Cash and cash equivalents (time deposits, certificate of deposits and money market funds)	$511.1
Available for sale securities (auction rate securities) at carrying value	2.3
Total	$513.4

The main objectives of our investment activities are the liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods which dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material as our money market and deposits are diversified across several financial institutions with high credit ratings which reduces the amount of credit exposure to any one counter party. We currently do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives in the future.

Based on our results of operations for the fiscal year ended September 27, 2013, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before taxes.

We own $3.2 million of par value auction rate securities which are currently valued at $2.3 million as of September 27, 2013. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of September 27, 2013.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, the Company had foreign exchange (losses)/gains of $(1.1) million, $(0.4) million, and $0.3 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 36

(2)	Consolidated Statements of Operations for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011	Page 37

(3)	Consolidated Statements of Comprehensive Income for the Years Ended September 27, 2013, September 28, 2012 and September 30, 2011.	Page 38

(4)	Consolidated Balance Sheets at September 27, 2013 and September 28, 2012	Page 39

(5)	Consolidated Statements of Cash Flows for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011	Page 40

(6)	Consolidated Statements of Stockholders’ Equity for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011	Page 41

(7)	Notes to Consolidated Financial Statements	Page 42 through 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 27, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2013 Form 10-K. We also have audited Skyworks Solutions, Inc.’s internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 27, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Boston, Massachusetts
November 18, 2013

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$1,792.0	$1,568.6	$1,418.9
Cost of goods sold	1,025.4	901.5	798.6
Gross profit	766.6	667.1	620.3
Operating expenses:
Research and development	226.3	212.5	168.6
Selling, general and administrative	159.7	158.4	137.3
Amortization of intangibles	29.1	32.8	16.7
Restructuring and other charges	6.4	7.8	2.4
Total operating expenses	421.5	411.5	325.0
Operating income	345.1	255.6	295.3
Interest expense	—	(0.6)	(1.9)
Other (expense) income, net	(0.6)	(0.1)	0.5
Income before income taxes	344.5	254.9	293.9
Provision for income taxes	66.4	52.9	67.3
Net income	$278.1	$202.0	$226.6
Earnings per share:
Basic	$1.48	$1.09	$1.24
Diluted	$1.45	$1.05	$1.19
Weighted average shares:
Basic	187.5	185.8	182.9
Diluted	192.2	191.8	190.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Net income	$278.1	$202.0	$226.6
Other comprehensive income, net of tax
Pension adjustments	0.7	(0.3)	—
Comprehensive income	$278.8	$201.7	$226.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 27, 2013	September 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$511.1	$307.1
Receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	292.7	297.6
Inventory	229.5	232.9
Other current assets	40.0	45.7
Total current assets	1,073.3	883.3
Property, plant and equipment, net	328.6	279.4
Goodwill	800.5	800.5
Intangible assets, net	64.8	94.0
Deferred tax assets, net	54.1	65.2
Other assets	11.8	14.2
Total assets	$2,333.1	$2,136.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.5	$140.6
Accrued compensation and benefits	41.2	31.3
Other current liabilities	12.0	10.8
Total current liabilities	179.7	182.7
Long-term tax liabilities	45.9	41.8
Other long-term liabilities	6.4	6.6
Total liabilities	232.0	231.1
Commitments and contingencies (Note 10 and Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 207.5 shares issued and 187.9 shares outstanding at September 27, 2013, and 202.9 shares issued and 192.3 shares outstanding at September 28, 2012	47.0	48.1
Additional paid-in capital	2,041.4	1,920.0
Treasury stock, at cost	(365.3)	(161.8)
Retained earnings	378.9	100.8
Accumulated other comprehensive loss	(0.9)	(1.6)
Total stockholders’ equity	2,101.1	1,905.5
Total liabilities and stockholders’ equity	$2,333.1	$2,136.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$278.1	$202.0	$226.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	71.7	72.2	58.3
Depreciation	74.3	69.5	59.8
Amortization of intangible assets and other	29.1	33.2	18.2
Contribution of common shares to savings and retirement plans	17.1	16.1	13.7
Deferred income taxes	13.7	12.9	12.4
Excess tax benefit from share-based compensation	(10.8)	(6.8)	(12.5)
Change in fair value of contingent consideration	—	(5.4)	—
Other	0.3	0.5	0.2
Changes in assets and liabilities net of acquired balances:
Receivables, net	4.9	(109.2)	12.9
Inventory	3.4	(19.3)	(49.7)
Other current and long-term assets	(0.2)	(9.5)	(1.7)
Accounts payable	(14.1)	15.2	(14.3)
Other current and long-term liabilities	32.2	13.8	41.9
Net cash provided by operating activities	499.7	285.2	365.8
Cash flows from investing activities:
Capital expenditures	(123.8)	(94.1)	(100.6)
Payments for acquisitions, net of cash acquired	—	(229.6)	(249.3)
Sales and maturities of short term investments	0.8	20.9	—
Net cash used in investing activities	(123.0)	(302.8)	(349.9)
Cash flows from financing activities:
Retirement of debt and line of credit	—	(48.1)	(50.0)
Payment of contingent consideration	(1.1)	(52.9)	—
Excess tax benefit from share-based compensation	10.8	6.8	12.5
Repurchase of common stock - payroll tax withholdings on equity awards	(18.6)	(18.6)	(20.1)
Repurchase of common stock - share repurchase program	(184.9)	(12.4)	(70.0)
Net proceeds from exercise of stock options	21.1	39.1	63.1
Net cash used in financing activities	(172.7)	(86.1)	(64.5)
Net increase (decrease) in cash and cash equivalents	204.0	(103.7)	(48.6)
Cash and cash equivalents at beginning of period	307.1	410.8	459.4
Cash and cash equivalents at end of period	$511.1	$307.1	$410.8
Supplemental cash flow disclosures:
Income taxes paid	$26.2	$19.8	$16.1
Interest paid	$—	$0.2	$0.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders' equity
Balance at October 1, 2010	180.3	$45.1	5.4	$(40.7)	$1,641.4	$(327.8)	$(1.3)	$1,316.7
Net income	—	—	—	—	—	226.6	—	226.6
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	8.9	2.2	0.8	(20.1)	97.7	—	—	79.8
Share-based compensation expense	—	—	—	—	56.2	—	—	56.2
Share repurchase program	(2.8)	(0.7)	2.8	(70.0)	0.7	—	—	(70.0)
Balance at September 30, 2011	186.4	$46.6	9.0	$(130.8)	$1,796.0	$(101.2)	$(1.3)	$1,609.3
Net income	—	—	—	—	—	202.0	—	202.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	6.7	1.7	0.8	(18.6)	73.4	—	—	56.5
Share-based compensation expense	—	—	—	—	71.9	—	—	71.9
Reacquisition of equity components of convertible notes	—	—	—	—	(21.5)	—	—	(21.5)
Share repurchase program	(0.8)	(0.2)	0.8	(12.4)	0.2	—	—	(12.4)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 28, 2012	192.3	$48.1	10.6	$(161.8)	$1,920.0	$100.8	$(1.6)	$1,905.5
Net income	—	—	—	—	—	278.1	—	278.1
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	3.7	0.9	0.9	(18.6)	48.8	—	—	31.1
Share-based compensation expense	—	—	—	—	70.6	—	—	70.6
Share repurchase program	(8.1)	(2.0)	8.1	(184.9)	2.0	—	—	(184.9)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance at September 27, 2013	187.9	$47.0	19.6	$(365.3)	$2,041.4	$378.9	$(0.9)	$2,101.1

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors. Leveraging core technologies, the Company supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. Its portfolio consists of amplifiers, attenuators, battery chargers, DC/DC converters, circulators, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, voltage regulators and technical ceramics.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2013, 2012 and 2011 each consisted of 52 weeks and ended on September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, bad debt allowance, contingent consideration, intangible assets associated with business combinations and overall fair value assessments of assets and liabilities particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

REVENUE RECOGNITION

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonable assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 605 Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. Reserves for sales returns and allowances are recorded based on historical experience or pursuant to contractual arrangements necessitating revenue reserves.

CASH AND CASH EQUIVALENTS

The Company invests excess cash in time deposits, certificate of deposits and money market funds which primarily consist of United States treasury obligations, United States agency obligations, and repurchase agreements collateralized by United States government and agency obligations. The Company considers highly liquid investments with original maturities of 90 days or less when purchased as cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains general allowances for doubtful accounts related to potential losses that could arise due to customers’ inability to make required payments. These reserves require management to apply judgment in deriving these estimates. In addition, as the Company becomes aware of any specific receivables which may be uncollectable, they perform additional analysis including, but not limited to factors such as a customer’s credit worthiness, intent and ability to pay, overall financial position and reserves are recorded if deemed necessary. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and results of operations could be materially affected.

INVESTMENTS

The Company accounts for its investment in marketable securities in accordance with ASC 320-Investments-Debt and Equity Securities, and classifies them as “available for sale”. Available for sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income. Gains or losses are included in earnings in the period in which they are realized.

FAIR VALUE

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of long-term investments are based on quoted market prices if available, and if not available a fair value is determined through a discounted cash flow analysis at the date of measurement.

INVENTORY

Inventory is stated at the lower of cost or market on a first-in, first-out basis. On a quarterly basis, the Company estimates and establishes reserves for excess, obsolete or unmarketable inventory equal to the carrying value of the excess or obsolete inventory and once recorded are considered permanent adjustments. Reserve calculations require a number of assumptions and management judgments regarding forecasted demand in relation to the inventory on hand, competitiveness of its product offerings, general market conditions and product life cycles upon which the reserves are based. When inventory on hand exceeds foreseeable demand, reserves are established for the value of such inventory that is not expected to be sold.

If actual demand and market conditions are less favorable than those the Company projects, additional inventory reserves may be required and its results of operations could be materially affected. Some or all of the inventories that have been reserved may be retained and made available for sale; however, they are generally scrapped over time.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation with significant renewals and betterments being capitalized and retired equipment written off in the respective periods. Maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight-line method. Estimated useful lives used for depreciation purposes range from five to thirty years for buildings and improvements and three to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

VALUATION OF LONG-LIVED ASSETS

Definite lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of the assets. Carrying values for long-lived assets and definite lived intangible assets, which exclude goodwill, are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset/asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset/asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset/asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset/asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.

GOODWILL AND INDEFINITE INTANGIBLE ASSETS

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment in accordance with the provisions of ASC 350 Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s intangible assets. The Company assesses the need to test its goodwill for impairment on a regular basis. The Company has determined that it has one reporting unit for the purposes of allocating and testing goodwill under ASC 350. The Company assesses its conclusion regarding reporting units in conjunction with the goodwill impairment tests.

The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s assessment of its fair value, the Company considers the closing price of its common stock on the selected testing date, the number of shares of its common stock outstanding and other marketplace activity such as a related control premium. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill to its book value. If the book value of the Company’s goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. In step two of the Company’s annual impairment analysis, if required, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets including goodwill have possibly become impaired and result in additional interim impairment testing.

In fiscal 2013, the Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with the Company’s regularly scheduled annual testing. The results of this test indicated that the Company’s goodwill was not impaired based on step one of the test; accordingly step two of the test was not performed.

BUSINESS COMBINATIONS

The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income or cost approaches. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

SHARE-BASED COMPENSATION

The Company applies ASC 718 Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards, employee stock purchase plan and other special share-based awards based on estimated fair values. The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the applicable accounting standard as of October 1, 2005, the first day of the Company’s fiscal 2006.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended September 27, 2013 includes actual expense on vested awards and expense associated with unvested awards, and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews actual forfeitures on at least an annual basis.

The Company determines the fair value of share-based option awards based on the Company's closing stock price on the date of grant using a Black-Scholes options pricing model. Under the Black-Scholes model, a number of highly complex and subjective variables are used including, but not limited to: the expected stock price volatility over the term of the award, the risk-free rate, and the expected life of the award. The determination of fair value of restricted share awards and units is based on the value of the Company's stock on the date of grant.

CURRENCIES
The Company’s functional currency for all operations worldwide is the United States dollar. Accordingly, gains and losses related to foreign currency transactions, conversion of foreign denominated cash balances and translation of foreign currency financial statements are included in current results.

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

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its recognition threshold and measurement attribute of whether it is more likely than not that the positions the Company has taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company recognizes any interest or penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

LOSS CONTINGENCIES

The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company's pending loss contingency and revises its estimates. The Company discloses contingencies if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company's legal costs are expensed as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to the guidance on comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income. The authoritative guidance also requires an entity to present significant amounts reclassified out of accumulated other comprehensive income on either the face of the statement of operations or in the notes if the reclassification is required under United States GAAP in the same reporting period. For amounts not required to be reclassified under United States GAAP, entities are required to cross-reference other disclosures that provide additional detail. The Company adopted this guidance in the first quarter of fiscal 2013 and its adoption did not have a significant impact on the Company's financial statements.
In July 2013, the FASB issued an ASU on income taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice by and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is not effective for the Company until fiscal 2015. The adoption of this guidance is not expected to have a material impact to the Company's financial position or results of operations.
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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments which currently consist of marketable securities and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 27, 2013.

As of September 27, 2013, the Company's marketable securities include an auction rate security which was classified as available for sale and recorded in other long term assets. This security is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss. The Company acquired these marketable securities as part of an acquisition in fiscal 2012, which were subsequently sold as of September 27, 2013.

As of September 27, 2013, assets recorded at fair value on a recurring basis consisted of the following (in millions):

		Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$238.8	$238.8	$—	$—
Auction rate security	2.3	—	—	2.3
Total	$241.1	$238.8	$—	$2.3

The following table summarizes changes to the fair value of the marketable securities which consists of auction rate securities, which are considered a Level 3 asset (in millions):

Auction rate securities
Balance at September 28, 2012	$3.1
Sale of auction rate security	(0.8)
Balance at September 27, 2013	$2.3

The fair value of the contingent consideration which was recorded as a Level 3 liability on September 28, 2012 was earned and paid during the fiscal year ended September 27, 2013. The Company has no further contingent consideration liabilities associated with prior acquisitions at September 27, 2013.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended September 27, 2013.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	September 27, 2013	September 28, 2012
Raw materials	$25.2	$27.2
Work-in-process	128.3	111.2
Finished goods	65.0	83.0
Finished goods held on consignment by customers	11.0	11.5
Total inventories	$229.5	$232.9

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	As of
	September 27, 2013	September 28, 2012
Land and improvements	$12.2	$12.0
Buildings and improvements	60.3	57.0
Furniture and fixtures	23.4	25.4
Machinery and equipment	668.1	623.3
Construction in progress	95.3	36.9
Total property, plant and equipment, gross	859.3	754.6
Accumulated depreciation and amortization	(530.7)	(475.2)
Total property, plant and equipment, net	$328.6	$279.4

6.     GOODWILL AND INTANGIBLE ASSETS

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the fiscal year ended September 27, 2013.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period remaining (years)	September 27, 2013			September 28, 2012
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	2.9	$78.7	$(49.3)	$29.4	$78.7	$(36.2)	$42.5
Developed technology and other	3.1	88.9	(55.3)	33.6	89.3	(42.3)	47.0
IPR&D	0.7	6.1	(5.9)	0.2	6.1	(3.2)	2.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$175.3	$(110.5)	$64.8	$175.7	$(81.7)	$94.0

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$24.0	$21.0	$16.2	$2.0	$—	$—

7. INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
United States	$164.8	$113.1	$208.9
Foreign	179.7	141.8	85.0
Income before income taxes	$344.5	$254.9	$293.9

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Current tax expense (benefit):
Federal	$38.0	$32.4	$25.4
State	0.1	(1.7)	0.4
Foreign	14.8	8.6	4.4
	52.9	39.3	30.2
Deferred tax expense (benefit):
Federal	14.4	13.0	35.0
State	(4.9)	(3.7)	(1.0)
Foreign	(0.1)	0.4	1.0
	9.4	9.7	35.0

Change in valuation allowance	4.1	3.9	2.1
Provision for income taxes	$66.4	$52.9	$67.3

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Tax expense at United States statutory rate	$120.6	$89.2	$102.9
Foreign tax rate difference	(49.8)	(44.7)	(24.4)
Deemed dividend from foreign subsidiary	—	2.4	—
Research and development credits	(16.3)	(1.7)	(17.7)
Change in tax reserve	11.7	10.4	9.4
Change in valuation allowance	4.1	3.9	2.1
Domestic production activities deduction	(5.0)	(3.9)	(6.1)
Other, net	1.1	(2.7)	1.1
Provision for income taxes	$66.4	$52.9	$67.3

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35%. The Company's tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $49.8 million and $44.7 million for the fiscal years ended September 27, 2013 and September 28, 2012, respectively.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore's taxes by $10.0 million and $5.9 million for the fiscal years ended September 27, 2013 and September 28, 2012, respectively. This resulted in tax benefits of $0.05 and $0.03 of diluted earnings per share for the fiscal years ended September 27, 2013 and September 28, 2012, respectively.

As a result of the enactment of the Tax Relief Act of 2012, which retroactively reinstated and extended the research and development tax credit, $7.0 million of federal research and development tax credits which were earned in fiscal 2012 reduced our tax rate during the fiscal year ended September 27, 2013.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012
Deferred Tax Assets:
Current:
Inventory	$3.7	$5.3
Bad debts	0.2	0.2
Accrued compensation and benefits	4.0	4.0
Product returns, allowances and warranty	1.6	1.9
Restructuring	0.3	0.6
Other – net	0.5	0.5
Current deferred tax assets	10.3	12.5
Less valuation allowance	(3.2)	(3.1)
Net current deferred tax assets	7.1	9.4
Long-term:
Intangible assets	5.5	6.6
Share-based and other deferred compensation	37.0	37.6
Net operating loss carry forwards	20.3	35.8
Federal tax credits	16.0	17.2
State tax credits	38.5	33.6
Other - net	2.0	1.9
Long-term deferred tax assets	119.3	132.7
Less valuation allowance	(47.8)	(43.8)
Net long-term deferred tax assets	71.5	88.9

Deferred tax assets	129.6	145.2
Less valuation allowance	(51.0)	(46.9)
Net deferred tax assets	78.6	98.3
Deferred Tax Liabilities:
Current:
Prepaid insurance	(0.8)	(0.9)
Current deferred tax liabilities	(0.8)	(0.9)
Long-term:
Property, plant and equipment	(14.3)	(17.6)
Intangible assets	(3.1)	(6.2)
Long-term deferred tax liabilities	(17.4)	(23.8)

Net deferred tax liabilities	(18.2)	(24.7)
Total deferred tax assets	$60.4	$73.6

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 27, 2013, the Company has maintained a valuation allowance of $51.0 million. This valuation allowance is comprised of $38.5 million related to United States state tax credits, and $12.5 million related to foreign deferred tax assets. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $50.6 million income tax benefit, and up to a $0.4 million reduction to goodwill, may be recognized. The Company will need to generate $171.5 million of future United States federal taxable income to utilize our United States deferred tax assets as of September 27, 2013.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 27, 2013, the Company has United States federal net operating loss carry forwards of approximately $50.7 million, including $15.8 million related to the acquisition of SiGe Semiconductor Inc. ("SiGe"), which will expire at various dates through 2030 and $18.8 million related to the acquisition of Advanced Analogic Technologies Inc. ("AATI"), which will expire at various dates through 2031. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The Company also has United States federal income tax credit carry forwards of $34.4 million, of which $32.3 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The Company also has state income tax credit carry forwards of $38.5 million, net of federal benefits, for which the Company has provided a valuation allowance. The United States federal tax credits expire at various dates through 2032. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of September 27, 2013, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $591.0 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s gross unrecognized tax benefits totaled $63.2 million and $52.4 million as of September 27, 2013 and September 28, 2012, respectively. Of the total unrecognized tax benefits at September 27, 2013, $50.4 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be capitalized. There are no positions which the Company anticipates could change within the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 28, 2012	$52.4
Decreases based on positions related to prior years	(0.1)
Increases based on positions related to current year	11.6
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(0.7)
Balance at September 27, 2013	$63.2

During the year ended September 27, 2013, the Company recognized $0.7 million of previously unrecognized tax benefits related to the expiration of the statute of limitations. The Company recognized $1.2 million of accrued interest or penalties related to unrecognized tax benefits during fiscal 2013.

The Company’s major tax jurisdictions as of September 27, 2013 are the United States, California, Iowa, Singapore, Mexico and Canada. For the United States, the Company has open tax years dating back to fiscal 1998 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Iowa, the Company has open tax years dating back to fiscal 2003 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2004. For Mexico, the Company has open tax years back to fiscal 2008. For Singapore, the Company has open tax years dating back to fiscal 2011.

8.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 27, 2013, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 207.5 million shares are issued and 187.9 million shares outstanding.

Holders of the Company’s common stock are entitled to dividends in the event declared by the Company’s Board of Directors out of funds legally available for such purpose. Dividends may not be paid on common stock unless all accrued dividends on preferred stock, if any, have been paid or declared and set aside. In the event of the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to share pro rata in the assets remaining after payment to creditors and after payment of the liquidation preference plus any unpaid dividends to holders of any outstanding preferred stock.

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

During the fiscal year ended September 27, 2013, the Company paid approximately $184.9 million (including commissions) in connection with the repurchase of 8.1 million shares of its common stock (paying an average price of $22.75 per share). Of this amount, $164.5 million of stock was repurchased under the November 8, 2012 program (which approved up to $200.0 million in repurchases) and $20.4 million was repurchased under the current $250.0 million share repurchase plan which was initiated on July 16, 2013 by the Board of Directors. This plan is valid through July 16, 2015 and allows for the repurchase of the Company's common stock on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. As of September 27, 2013, $229.6 million remained available under the available share repurchase plan.

During the fiscal year ended September 28, 2012, the Company paid approximately $12.4 million (including commissions) in connection with the repurchase of 0.8 million shares of its common stock (paying an average price of $16.54 per share). This stock repurchase program expired on August 3, 2012.

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 27, 2013, the Company had no shares of preferred stock issued or outstanding.

EMPLOYEE STOCK BENEFIT PLANS

As of September 27, 2013, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

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

As of September 27, 2013, a total of 90.9 million shares are authorized for grant under the Company's share-based compensation plans, with 10.7 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 19.6 million at September 27, 2013. The Company grants equity awards under the 2005 Long-Term Incentive Plan to employees and the 2008 Director Long-Term Incentive Plan for non-employee directors.

2005 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards, restricted stock units, performance awards and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 55.9 million shares have been authorized for grant. A total of 18.8 million shares are available for new grants as of September 27, 2013. The maximum contractual term of the awards is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee and generally vest over four or more years. Performance awards are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for option grants. A total of 0.8 million shares are available for new grants as of September 27, 2013. The maximum contractual term of the director awards is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years.

2002 Employee Stock Purchase Plan. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 10.6 million shares. Shares of common stock purchased under these plans in fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011 were 0.5 million, 0.5 million, and 0.5 million, respectively. At September 27, 2013, there are 2.0 million shares available for purchase. The Company recognized compensation expense of $3.9 million, $3.5 million and $2.5 million for the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively. The unrecognized compensation expense on the employee stock purchase plan at September 27, 2013 was $1.4 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company's stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at September 28, 2012	11.9	$15.57
Granted	1.7	$20.53
Exercised	(2.0)	$10.43
Canceled/forfeited	(0.9)	$22.55
Balance outstanding at September 27, 2013	10.7	$16.76	4.1	$88.0

Exercisable at September 27, 2013	5.6	$13.41	3.3	$64.4

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011 was $9.31, $8.91, and $9.63, respectively. The total grant date fair value of the options vested during the fiscal years ending September 27, 2013, September 28, 2012 and September 30, 2011 was $33.5 million, $25.4 million and $22.1 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company's restricted and performance transactions:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 28, 2012	5.9	$19.79
Granted	2.9	$20.19
Vested	(2.5)	$19.06
Canceled/forfeited	(0.6)	$20.31
Non-vested awards outstanding at September 27, 2013	5.7	$20.31

The weighted average grant date fair value per share for awards granted during the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011 was $20.19, $19.31, and $23.61, respectively. The total grant date fair value of the awards vested during the fiscal years ending September 27, 2013, September 28, 2012 and September 30, 2011 was $53.5 million, $53.8 million and $28.4 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	September 27 2013	September 28 2012	September 30 2011
Options	$26.2	$54.5	$90.1
Awards	$53.5	$53.8	$53.6

Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense by financial statement line (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Cost of goods sold	$10.2	$9.4	$7.5
Research and development	28.2	28.0	18.1
Selling, general and administrative	33.3	34.8	32.7
Total share-based compensation expense	$71.7	$72.2	$58.3

The Company had capitalized share-based compensation expense of $2.1 million, $2.0 million and $2.1 million in inventory at September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at September 27, 2013:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Options	$30.3	2.0
Awards	$56.8	1.3
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions. The fair value of the restricted awards and units are equal to the closing market price of the Company's common stock on the date of grant. The fair value of the performance awards and units are equal to the closing market price of the Company's common stock on the date of grant and updated for the achievement of the underlying performance metrics.

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Expected volatility	57.71%	59.21%	49.26%
Risk free interest rate	1.29%	0.52%	0.63%
Dividend yield	0.00	0.00	0.00
Expected option life (in years)	4.2	4.1	4.1

The Company used a historical volatility calculated by the mean reversion of the weekly-adjusted closing stock price over the expected life of the options. The risk-free interest rate assumption is based upon observed treasury bill interest rates appropriate for the expected life of the Company’s employee stock options.

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company across its demographic population. The Company believes that this historical data is the best estimate of the expected life of a new option and that generally all groups of the Company's employees exhibit similar behavior.

9.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least twenty-one years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. For the fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, the Company contributed shares of 0.3 million, 0.3 million, and 0.2 million, respectively, and recognized expense of $6.2 million, $6.0 million, and $5.5 million, respectively.

Pre-Merger Defined Benefit Pension:
The Company maintains a pre-merger pension benefit plan that was inherited as part of the 2002 merger that created Skyworks covering certain former employees. Since the plan was inherited, no new participants have been added. The liability and related plan assets have been reported in the Company’s Consolidated Balance Sheets as follows (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012
Benefit obligation at end of fiscal year	$3.2	$3.6
Fair value of plan assets at end of fiscal year	3.6	3.1
Funded status	$0.4	$(0.5)

The Company incurred net periodic benefit costs of $0.1 million and $0.1 million for pension benefits during the fiscal years ended September 27, 2013, and September 28, 2012, respectively.

10.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $10.8 million, $10.5 million, and $7.6 million in fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively. Future minimum payments under these non-cancelable leases are as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Future minimum payments	$9.2	8.3	5.5	3.5	2.6	5.1	$34.2

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $7.0 million and $4.0 million in fiscal years 2014 and 2015, respectively.

11.     CONTINGENCIES

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

Shareholder Litigation, Lead Case No. 111CV202403, and designating an amended complaint filed on July 14, 2011, in the Venette action as the operative complaint in the litigation.

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

On April 20, 2012, Plaintiffs filed an amended complaint (“First Amended Complaint”) against each of the original defendants with the exception of Merger Sub. The First Amended Complaint alleged, among other things, that (1) members of AATI's board of directors breached their fiduciary duties by (a) failing to take steps to maximize the value of AATI to its public shareholders by failing to adequately consider potential acquirers, (b) agreeing to the merger for inadequate consideration on unfair terms; (c) causing the filing of a materially misleading Schedule 14D-9 that failed to (i) disclose a basis for the price reduction, (ii) describe the arbitration proceedings, and (iii) include any financial valuation or fairness opinion concerning whether the revised merger consideration was fair; and (d) causing the issuance of amendments to the Schedule 14D-9 that failed to respond adequately to the SEC's disclosure directives; and (2) Skyworks and AATI allegedly aided and abetted these purported breaches of fiduciary duties. On June 22, 2012, the defendants moved to dismiss the First Amended Complaint. On February 20, 2013, the Court entered an order dismissing the First Amended Complaint with leave to amend.

On March 4, 2013, Plaintiffs filed an amended complaint (“Second Amended Complaint”) against the same defendants asserting the same causes of action as in the First Amended Complaint.  The defendants moved to dismiss the Second Amended Complaint on April 5, 2013.  On August 7, 2013, the Court entered an order dismissing the Second Amended Complaint and denying Plaintiffs the right to file another amended complaint.  On September 12, 2013, the Court entered a final order concluding the matter and approving a stipulation whereby plaintiffs waived any rights to appeal the Court's dismissal of the lawsuit.

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

12.     GUARANTEES AND INDEMNITIES

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

13.     RESTRUCTURING AND OTHER CHARGES

The Company recorded restructuring and other charges of approximately $6.4 million related to severance costs associated with separate organizational restructuring plans undertaken to reduce headcount during the fiscal year ended September 27, 2013. These restructuring plans are largely complete and have been aggregated into the "FY13 Restructuring Programs" line item in the summary table below. The Company does not anticipate any material charges in future periods related to these plans.

During the fiscal year ended September 28, 2012, the Company implemented a restructuring plan to reduce redundancies associated with the acquisition of AATI. The Company recorded approximately $5.8 million related to employee severance and $0.6 million related to lease termination costs associated with the AATI restructuring actions during the fiscal year. The Company began formulating the restructuring plans prior to the acquisition of AATI and none of these costs were included in the purchase accounting for AATI. As of September 27, 2013, these restructuring activities and cash payments are substantially complete and the Company does not anticipate any further charges. Charges and payments related to these restructuring plans are summarized under "Other Restructuring" in the table below.

During the fiscal year ended September 30, 2011, the Company implemented a restructuring plan to reduce the repetitive functions associated with its acquisition of SiGe and recorded a restructuring charge for severance costs of $2.4 million. During the fiscal year ended September 28, 2012, the Company recorded an additional charge of $0.7 million related to this plan. The Company began formulating the restructuring plan prior to the acquisition of SiGe in fiscal 2011. As of September 27, 2013, these restructuring activities and cash payments are substantially complete and the Company does not anticipate any further charges. Charges and payments related to these restructuring plans are summarized under "Other Restructuring" in the table below.

Activity and liability balances related to the Company's restructuring actions are as follows (in millions):

	Balance at October 2, 2010	Current Charges	Cash Payments	Balance at September 30, 2011
Other Restructuring
Employee Severance costs	$—	$2.4	$(1.9)	$0.5
Lease and other contractual obligations	2.2	—	(0.7)	1.5
Total	$2.2	$2.4	$(2.6)	$2.0

	Balance at September 30, 2011	Current Charges	Cash Payments	Balance at September 28, 2012
Other Restructuring
Employee Severance costs	$0.5	$7.2	$(6.8)	$0.9
Lease and other contractual obligations	1.5	0.6	(1.3)	0.8
Total	$2.0	$7.8	$(8.1)	$1.7

	Balance at September 28, 2012	Current Charges	Cash Payments	Balance at September 27, 2013
FY13 Restructuring Programs
Employee Severance costs	$—	$6.4	$(5.8)	$0.6
Other Restructuring
Employee Severance costs	0.9	—	(0.9)	—
Lease and other contractual obligations	0.8	—	(0.4)	0.4
Total	$1.7	$6.4	$(7.1)	$1.0

14.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Net income	$278.1	$202.0	$226.6

Weighted average shares outstanding – basic	187.5	185.8	182.9
Effect of dilutive equity based awards	4.7	5.7	6.0
Dilutive effect of convertible debt	—	0.3	1.8
Weighted average shares outstanding – diluted	192.2	191.8	190.7

Net income per share – basic	$1.48	$1.09	$1.24
Net income per share - diluted	$1.45	$1.05	$1.19

Anti-dilutive common stock equivalents	5.4	4.0	2.0

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards and convertible debt which were outstanding during the fiscal years ending September 27, 2013, September 28, 2012 and September 30, 2011, using the treasury stock method. Certain of the Company's outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but could become dilutive in the future.

15.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting, the Company considers itself to be a single reportable operating segment which designs, develops, manufactures and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker ("CODM"), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company's CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance is performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the country of destination and are as follows (in millions):

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
United States	$67.3	$70.3	$76.7
Other Americas	10.2	18.4	38.8
Total Americas	77.5	88.7	115.5

China	979.3	820.1	914.7
South Korea	102.9	103.2	148.4
Taiwan	387.5	311.7	93.8
Other Asia-Pacific	202.0	207.4	91.5
Total Asia-Pacific	1,671.7	1,442.4	1,248.4

Europe, Middle East and Africa	42.8	37.5	55.0
	$1,792.0	$1,568.6	$1,418.9

The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, if the Company sells a product to a distributor in Taiwan, the sale is reflected within the Taiwan line item above; however, that distributor, in turn, may sell the product to an end customer in a different geography.

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 27, 2013	September 28, 2012
United States	$140.2	$124.8
Mexico	176.9	145.9
Rest of world	11.5	8.7
	$328.6	$279.4

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

In fiscal 2013, 2012 and 2011, Foxconn Technology Group, its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, constituted more than ten percent of our net revenue. In fiscal 2013, 2012 and 2011, Samsung Electronics constituted more than ten percent of our net revenue. In fiscal 2011, Nokia constituted more than ten percent of our net revenue.
The Company's greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Company A	36%	29%	27%
Company B	15%	17%	11%
Company C	*	*	13%
* Customer did not represent greater than ten percent of net revenue
At September 27, 2013, the Company's three largest accounts receivable balances comprised 51% of aggregate gross accounts receivable. This concentration was 60% and 53% at September 28, 2012 and September 30, 2011, respectively.

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2013
Net revenue	$453.7	$425.2	$436.1	$477.0	$1,792.0
Gross profit	192.6	176.7	188.2	209.1	766.6
Net income	66.5	61.7	65.7	84.2	278.1
Per share data (1)
Net income, basic	$0.35	$0.33	$0.35	$0.45	$1.48
Net income, diluted	$0.34	$0.32	$0.34	$0.44	$1.45

Fiscal 2012
Net revenue	$393.8	$364.7	$389.0	$421.1	$1,568.6
Gross profit	171.8	152.3	165.3	177.7	667.1
Net income	57.1	34.0	49.3	61.6	202.0
Per share data (1)
Net income, basic	$0.31	$0.18	$0.26	$0.33	$1.09
Net income, diluted	$0.30	$0.18	$0.26	$0.32	$1.05
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 27, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 27, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm-Audit Fees” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 36
Consolidated Statements of Operations for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011		Page 37
Consolidated Statements of Comprehensive Income for the Years Ended September 27, 2013, September 28, 2012 and September 30, 2011.		Page 38
Consolidated Balance Sheets at September 27, 2013 and September 28, 2012		Page 39
Consolidated Statements of Cash Flows for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011		Page 40
Consolidated Statements of Stockholders’ Equity for the Years Ended September 27, 2013, September 28, 2012, and September 30, 2011		Page 41
Notes to Consolidated Financial Statements		Pages 42 through 59

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 66
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

Date: November 18, 2013

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich
Chief Executive Officer
President
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 2013.

Signature and Title	Signature and Title

/s/ David J. Aldrich	/s/ David J. McLachlan
David J. Aldrich	David J. McLachlan
Chief Executive Officer	Chairman of the Board
President and Director
(principal executive officer)	/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Donald W. Palette	Director
Donald W. Palette
Chief Financial Officer	/s/Timothy R. Furey
Vice President	Timothy R. Furey
(principal accounting and financial officer)	Director

/s/ Balakrishnan S. Iyer
Balakrishnan S. Iyer
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Charged to Cost and Expenses	Deductions	Misc. (1)	Ending Balance
Year Ended September 30, 2011
Allowance for doubtful accounts	$1.2	$0.3	$(1.0)	$0.3	$0.8
Reserve for sales returns	$1.3	$4.6	$(3.4)	$0.8	$3.3
Allowance for excess and obsolete inventories	$11.8	$6.4	$(6.8)	$—	$11.5
Year Ended September 28, 2012
Allowance for doubtful accounts	$0.8	$0.3	$(0.5)	$—	$0.5
Reserve for sales returns	$3.3	$8.5	$(6.1)	$0.7	$6.4
Allowance for excess and obsolete inventories	$11.5	$6.6	$(7.6)	$7.8	$18.3
Year Ended September 27, 2013
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Reserve for sales returns	$6.4	$3.1	$(4.8)	$—	$4.7
Allowance for excess and obsolete inventories	$18.3	$12.6	$(16.4)	$—	$14.5

(1) Includes acquired balances

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.A
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.B	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.C	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
3.A	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.B	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.B	8/9/2011
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.A*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.B*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.C*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.D*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.E*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.F*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.G*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.H*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.I*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.J*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.K*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	5/1/2013
10.L*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.M*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.N*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.O*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.P*	Fiscal 2013 Executive Incentive Plan	10-Q	001-05560	10.A	1/31/2013
10.Q*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.A	5/1/2013
10.R*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.S*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.T*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Liam Griffin	10-Q	001-05560	10.X	5/7/2008
10.U*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and George LeVan	10-Q	001-05560	10.AA	5/7/2008
10.V*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Mark Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.W*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Donald Palette	10-Q	001-05560	10.II	5/7/2008
10.X*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
10.Y	Settlement Agreement and Mutual Release, dated November 29, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560	99.1	12/5/2011
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.