Form 10-K/A
period 2013-09-27
SKYWORKS SOLUTIONS, INC.
filed 2014-01-27
CIK 4127

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter (March 29, 2013) was approximately $4,182,673,981. The number of outstanding shares of the registrant's common stock, par value $0.25 per share, as of January 15, 2014 was 188,930,302.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 27, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on November 18, 2013 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2014 Annual Meeting of Stockholders is scheduled for May 6, 2014, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his position with the Company as of January 15, 2014:

Name	Title
David J. McLachlan	Chairman of the Board
David J. Aldrich	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Donald W. Palette	Vice President and Chief Financial Officer
Liam K. Griffin	Executive Vice President and Corporate General Manager
Bruce J. Freyman	Senior Vice President, Worldwide Operations
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
Directors
David J. McLachlan, age 75, has been a director since 2000 and Chairman of the Board since May 2008. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company) and Deltagen, Inc. (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry).
We believe that Mr. McLachlan, the current Chairman of the Board, is qualified to serve as a director because he possesses a broad range of business experience as a result of his service as both chief financial officer and director for several public companies. In particular, Mr. McLachlan has in depth experience handling complex accounting and finance issues for a broad range of companies. He has also served on the boards and audit and governance committees of other public companies (including as chairman of the audit committee), and serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee. In addition, Mr. McLachlan has extensive knowledge regarding Skyworks’ business, which he has acquired by serving for more than 13 years on its Board of Directors.
David J. Aldrich, age 56, has served as President and Chief Executive Officer, and as a director of the Company since April 2000. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, Mr. Aldrich served as Executive Vice President of the Company, and from May 1996 to May 1999, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager of Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
We believe that Mr. Aldrich, who has led Skyworks for more than 13 years, is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position and investors. Further, as a result of his service as a director for Belden,

Inc., a multi-national public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross-board experience.
Kevin L. Beebe, age 54, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial and operational advice to private equity investors and management). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation, a telecommunications services company. From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co., a wireless communication company. He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded operator of wireless communications towers in North, South and Central America), NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America) and Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers).
We believe that Mr. Beebe is qualified to serve as a director because of his 17 years of experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.
Timothy R. Furey, age 55, has been a director since 1998. He has been Chief Executive Officer of MarketBridge, a privately owned digital marketing software and services firm, since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets. Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 500 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over 15 years of service on the Board of Directors, including, for the past 10 years, as the Chairman of the Compensation Committee.
Balakrishnan S. Iyer, age 57, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc. from October 1998 to June 2003, and was a director of Conexant from February 2002 until April 2011. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Board of Directors of Life Technologies Corp., Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company).
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
Christine King, age 64, has been a director since January 2014. She served as a Director and Chief Executive Officer of Standard Microsystems Corporation, a developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies, from 2008 until the company’s acquisition by Microchip Technology, Inc., in 2012. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. Ms. King serves on the Boards of Directors of Cirrus Logic, Inc., IDACORP, Inc., and QLogic Corporation, each a publicly traded company, and on the Board of Directors of Idaho Power Company, a subsidiary of IDACORP. She previously served as a Director of Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
We believe that Ms. King is qualified to serve as a director because of her extensive management and operational experience in the high-tech and semiconductor industries. In particular, through her experience as Chief Executive Officer of Standard Microsystems and AMI Semiconductor, as well as her service as a director of other public companies, Ms. King provides the Board with significant strategic, operational and financial expertise.
David P. McGlade, age 53, has been a director since February 2005. He currently serves as the Chairman and Chief Executive Officer of Intelsat Global S.A. (a publicly traded worldwide provider of fixed satellite services) and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
We believe that Mr. McGlade is qualified to serve as a director because of his 30 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, a publicly traded operator of a network of commercial communications satellites and terrestrial connections, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
Robert A. Schriesheim, age 53, has been a director since 2006. He has been Executive Vice President and Chief Financial Officer of Sears Holdings since August 2011. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer and Principal Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President, Chief Financial Officer and Principal Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems (“GTS”), SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim was also a director of Lawson Software, Inc. until its sale in July of 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
We believe that Mr. Schriesheim is qualified to serve as a director because of his extensive knowledge of the capital markets, experience with corporate financial capital structures and long history of evaluating and structuring merger and acquisition transactions within the technology sector. Mr. Schriesheim also has significant experience, as a senior executive and director in both public and private companies in the technology sector, leading companies through major strategic and financial corporate transformations while doing business in the global marketplace. He also serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee.
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
Executive Officers (other than President and Chief Executive Officer)
Donald W. Palette, age 56, joined the Company as Vice President and Chief Financial Officer of Skyworks in August 2007. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning August 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex, a leading manufacturer of fire protection and security systems. Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company, a leading manufacturer of high speed mail insertion and sorting equipment.
Liam K. Griffin, age 47, joined the Company in August 2001 and has served as Executive Vice President and Corporate General Manager since November 2012. He also served as Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 through May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales

from 1997 to 2001, and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
Bruce J. Freyman, age 53, joined the Company in May 2005 and serves as Senior Vice President, Worldwide Operations. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
Mark V.B. Tremallo, age 57, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
Audit Committee: We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the NASDAQ Stock Market LLC (the “NASDAQ Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Robert A. Schriesheim (Chairman), Kevin L. Beebe, Balakrishnan S. Iyer and David J. McLachlan.
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
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4 and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 27, 2013 (“fiscal year 2013”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our common stock with respect to such fiscal year were timely made.
Code of Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website, which is located at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed by posting any such amendment or waivers on our website pursuant to SEC and NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2013 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2013, our Named Executive Officers were:

•	David J. Aldrich, President, Chief Executive Officer and Director;

•	Donald W. Palette, Vice President and Chief Financial Officer;

•	Liam K. Griffin, Executive Vice President and Corporate General Manager;

•	Bruce J. Freyman, Senior Vice President, Worldwide Operations; and

•	Mark V.B. Tremallo, Vice President, General Counsel and Secretary.
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“IRC”) and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including salary, short-term incentives and long-term stock-based awards, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.
Compensation Program Objectives
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
(4)    providing long-term stock‑based compensation that aligns the interest of our executives with stockholders and rewards them for increases in stockholder value; and
(5)    ensuring that our executive compensation program is perceived as fundamentally fair to all of our employees.
Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairperson, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations.

The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest.
Role of Chief Executive Officer
The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of each of his direct reports, including the other Named Executive Officers. These recommendations include an assessment of each individual’s responsibilities, experience, performance and contribution to the Company’s performance, and also generally take into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2013, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 28 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data—for example, for a VP/General Manager position—the Comparator Group data also included survey data regarding high-technology companies) and (ii) the “peer” group data for 19 publicly traded semiconductor companies with which the Company competes for executive talent:

*Altera	*International Rectifier	*NVIDIA
*Analog Devices	*Intersil	*ON Semiconductor
*Avago Technologies	*Linear Technology	*RF Micro Devices
*Broadcom	*LSI	*TriQuint Semiconductor
*Cree	*Marvell Technology	*Xilinx
*Cypress Semiconductor	*Maxim Integrated Products
*Fairchild Semiconductor	*Microchip Technology
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2013 compensation, the Compensation Committee sought and received input from its consultant regarding the base salaries for the Chief Executive Officer and each of his direct reports, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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
In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full board of directors on our Chief Executive Officer’s performance and (v) the considerable length of our Chief Executive Officer’s 18 years of service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for 2013 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of all of his direct reports, including the other Named Executive Officers.

Response to Stockholder Vote on Executive Compensation at 2013 Annual Meeting
At our 2013 Annual Meeting of Stockholders, approximately 94% of the votes cast approved the compensation of the Company’s Named Executive Officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2013 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2013. However, our Compensation Committee still undertook a review of our compensation policies and determinations following the 2013 Annual Meeting. Our Compensation Committee retains the services of Aon/Radford to assist it with that review and to advise it on executive compensation matters. After the review and taking into consideration evolving best practices in executive compensation by public companies generally, upon the recommendation of our Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
Components of Compensation
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
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2013 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for each Named Executive Officer for fiscal year 2013 increased on average 4.8% from his base salary in 2012, and ranged from an increase of 2.6% to 10.0% (at the time of his promotion to Executive Vice President and Corporate General Manager, Mr. Griffin received a 10% increase in his base salary, which reflected his increased responsibilities).
Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2013, the Compensation Committee adopted the 2013 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned semi-annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established on a semi-annual basis. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance goals that are generally short-term (i.e., less than one year). In connection with the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer pursuant to the Incentive Plan, based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal. Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” level, which is designed to be above the median short-term compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term compensation payment would be made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2013 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	75%	150%	300%
Chief Financial Officer	37.5%	75%	150%
Executive Vice President	40%	80%	160%
Senior Vice President, Worldwide Operations	35%	70%	140%
Vice President and General Counsel	27.5%	55%	110%

The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him. As in fiscal year 2012, for fiscal year 2013, the Compensation Committee split the Incentive Plan into two six-month performance periods, with the executive eligible to earn up to half of his annual short-term incentive compensation with respect to each six-month period. For the first half of fiscal year 2013, the Compensation Committee established performance goals based on achieving non-GAAP gross margin and non-GAAP operating income targets. Each of the two performance goals was weighted equally (50% each) toward each Named Executive Officer’s payment for such period under the Incentive Plan. For the second half of fiscal year 2013, the Compensation Committee established performance goals based solely on achieving non-GAAP gross margin targets, with each Named Executive Officer’s payment for such period under the Incentive Plan dependent 100% on performance against such metric.
The Non-GAAP Gross Margin performance goal is based on the Company’s non-GAAP gross margin, which it calculates by excluding from GAAP gross profit for the applicable period, stock compensation expense, restructuring-related charges and acquisition-related expenses. The Non-GAAP Operating Income performance goal is based on the Company’s non-GAAP operating income, which it calculates by excluding from GAAP operating income for the applicable period, stock compensation expense, restructuring-related charges, acquisition-related expenses, litigation settlement gains and losses and certain deferred executive compensation.
The Compensation Committee determines with respect to each performance goal the “threshold,” “target” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply. The Compensation Committee sets the performance goals, weightings and “threshold,” “target” and “maximum” levels of achievement on a semi-annual basis.
At the end of each six-month period, the Compensation Committee determines the total amount of short-term compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal assigned to such executive against the “threshold,” “target” and “maximum” levels of achievement that it set for that performance goal. The Compensation Committee determines the amount of short-term compensation the executive is eligible to receive with respect to each performance goal as follows:

•
If the level of achievement for that performance goal falls below the “threshold” level, then the executive will not earn any short-term compensation with respect to that performance goal (absent an exercise of discretion by the Compensation Committee).

•
If the level of achievement for that performance goal is equal to the “threshold,” “target” or “maximum” level, then the executive earns the product obtained by multiplying (i) the “threshold,” “target” or “maximum” percentage, as applicable, times (ii) the executive’s base salary for the relevant six-month period times (iii) the weighting assigned to that performance goal.

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

The computation of each executive’s short-term compensation under the Incentive Plan is not a weighted average of the level of achievement across all performance goals, but rather an evaluation of each performance goal individually, a determination of the portion of the total eligible bonus allocated to that performance goal that can be earned and a summation of those amounts.
The target level performance goals established by the Compensation Committee under the Incentive Plan are based on the Company’s historical operating results and growth rates as well as the Company’s expected future results, and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded. Typically, financial performance goals are set with the expectation that the “target” level will be higher than the consensus analyst estimates for the Company.
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a performance goal based on non-GAAP operating income (after accounting for any incentive award payments, including those to be made under the Incentive Plan) at the “threshold” level. In addition, pursuant to the terms of the Incentive Plan, actual payments for the first six-month performance period are capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. Any amounts held back are subsequently paid after the end of the fiscal year provided that the financial performance established in the first six months of the year is sustained throughout the fiscal year and that the executive remains employed with the Company at the time of payment. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term compensation awards in extraordinary circumstances.
For fiscal year 2013, the Company’s level of achievement of each performance goal was as follows:

Fiscal 2013 Performance Goal Achievement - First Half
Maximum
Target
Threshold
Non-GAAP Operating Margin
Non-GAAP Gross Margin

Fiscal 2013 Performance Goal Achievement - Second Half
Maximum
Target
Threshold
Non-GAAP Gross Margin

The Company’s actual non-GAAP operating income and non-GAAP gross margin achieved in the first half of fiscal year 2013 each fell between the respective target and maximum performance levels, resulting in potential short-term compensation awards with respect to each such metric proportionate to the extent such performance fell between the target and maximum performance levels. Specifically, each of the Named Executive Officers was eligible for a short-term compensation award for the first half of fiscal year 2013 with respect to non-GAAP operating income and non-GAAP gross margin equal to 145.00% and 119.90%, respectively, of the target payment level, which resulted in a total potential award equal to 132.45% of the target payment level for such Named Executive Officer. The Compensation Committee exercised its discretion to reduce the potential Incentive Plan award payable to each Named Executive Officer for the first half of fiscal year 2013 to 124.45% of the target payment level for such Named Executive Officer, in order to increase payments to certain employees who participated in a non-executive short-term incentive compensation plan maintained by the Company. The aggregate incentive payments made by the Company under both the Incentive Plan and the non-executive short-term incentive plan were equal to the payments that would have been made had the Compensation Committee not exercised any discretion. Consistent with the Incentive Plan (and the other non-executive employee incentive plans), actual incentive payments for the first half performance period of fiscal year 2013 were capped at 80% of the award earned, with 20% of the award held back until the end of the fiscal year to ensure sustained financial performance. The amount held back was subsequently paid after the end of fiscal year 2013 since the Company sustained its financial performance throughout fiscal year 2013.

The Company’s actual non-GAAP gross margin achieved in the second half of fiscal year 2013 fell between the threshold and target performance levels, which translated into short-term compensation awards proportionate to the distance such performance fell between the threshold and target performance levels. As a result, each of the Named Executive Officers earned a short-term compensation award for the second half of fiscal year 2013 equal to 70.00% of the target payment level for such Named Executive Officer. For the full fiscal year 2013, the total payment under the Incentive Plan to each of the Named Executive Officers was approximately 97.23% of the target payment level for such Named Executive Officer.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a pre-scheduled Compensation Committee meeting. For fiscal year 2013, the Compensation Committee made awards to each of the Named Executive Officers, on November 8, 2012, at a regularly scheduled Compensation Committee meeting. Stock options awarded to the Named Executive Officers at the meeting had an exercise price equal to the closing price of the Company’s common stock on the meeting date.
In making stock-based compensation awards to executive officers for fiscal year 2013, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made available for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual executive officer equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for attraction and retention of executives, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers from the overall pool the Compensation Committee made available for equity awards for fiscal year 2013. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics. A description of the PSAs, the method by which they vest and the related performance metrics is set forth below in the “Grants of Plan-Based Awards Table.”
Other Compensation and Benefits
We also provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to all other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as all other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2013, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to $14,060 per executive paid by the Company. In fiscal year 2013, all of the Named Executive Officers received financial planning services through Ayco. Mr. Aldrich, however, elected to pay personally for such services.
In prior fiscal years certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”), an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation. As a result of deferred compensation legislation under Section 409A of the IRC, effective December 31, 2005, the Company no longer permits employees to make contributions to the plan. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change of control of the Company, a participant is entitled to a payment of his or her vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so. Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active.

Severance and Change-of-Control Benefits
None of our executive officers, including the Named Executive Officers, has an employment agreement that provides a specific term of employment with the Company. Accordingly, the employment of any such employee may be terminated at any time. We do provide certain benefits to our Named Executive Officers upon certain qualifying terminations of employment and in connection with terminations of employment under certain circumstances following a change of control. A description of the material terms of our severance and change-of-control arrangements with the Named Executive Officers can be found immediately below and further below under “Potential Payments Upon Termination or Change of Control.”
The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for two years after termination of employment. Outside of the change-of-control context, each Named Executive Officer is entitled to severance benefits if his employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company’s Board of Directors for a minimum of two years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to his respective annual base salary and any short-term incentive earned.
Additionally, each Named Executive Officer would receive enhanced severance and other benefits if his employment is terminated under certain circumstances in connection with a change of control of the Company. These benefits are described in detail further below under “Potential Payments Upon Termination or Change of Control.” The Named Executive Officers are also entitled to receive a tax gross-up payment (with a $500,000 cap for Named Executive Officers other than the Chief Executive Officer) if they become subject to the golden parachute excise tax imposed by Section 4999 of the IRC, as the Company believes that the executives should be able to receive their contractual rights to severance without being subject to punitive excise taxes. In addition, upon the occurrence of a change of control, each Named Executive Officer’s outstanding unvested stock options and restricted stock awards (if any) will fully vest, and his outstanding PSAs will be deemed earned as to (a) the “target” performance level if the change of control occurs during the performance period or (b) the number of shares deemed earned under the award based on actual performance if the performance period ends on or before the change of control occurs.
The Company believes these enhanced severance benefits and accelerated vesting are appropriate because the occurrence, or potential occurrence, of a change-of-control transaction would likely create uncertainty regarding the continued employment of executive officers that typically occurs in a change-of-control context, and such severance benefits and accelerated vesting encourage the Named Executive Officers to remain employed with the Company through the change-of-control process and to focus on enhancing stockholder value both before and during the process. In addition, the vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change of control of the Company.
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers (including our Named Executive Officers) with those of our stockholders. Under the Executive Officer Ownership guidelines, our Chief Executive Officer is required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times his current base salary or (b) 382,200 shares; our Chief Financial Officer, Executive Vice President and Senior Vice President, Worldwide Operations, are each required to hold the lower of (a) the number of shares with a fair market value equal to 2.5 times his current base salary or (b) 89,800, 95,000 or 92,500 shares, respectively; and our Vice President and General Counsel is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times his current base salary or (b) 65,000 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the Shares are not then traded on such market, such other market on which the Shares are traded) for the twelve (12)-month period ending with the determination date. As of January 15, 2014, all of our Named Executive Officers were in compliance with the stock ownership guidelines.
Compliance with Internal Revenue Code Section 162(m)
Section 162(m) of the IRC generally disallows a tax deduction for compensation in excess of $1 million paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer.

Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if applicable requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the compensation of our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and our stockholders, after taking into consideration changing business conditions and the performance of our employees.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2013, fiscal year 2012 and fiscal year 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich	2013	677,846	2,482,480	1,634,185	991,702	14,435	5,800,648
President and Chief Executive Officer	2012	657,523	1,717,200	1,310,910	358,963	13,948	4,058,544
	2011	635,100	2,856,000	1,549,862	955,830	12,880	6,009,672

Donald W. Palette	2013	392,846	640,640	380,675	288,031	23,854	1,726,046
Vice President and Chief Financial	2012	373,277	667,800	436,970	122,374	12,533	1,612,954
Officer	2011	357,800	952,000	516,621	350,243	11,318	2,187,982

Liam K. Griffin	2013	435,692	800,800	543,822	342,234	19,523	2,142,071
Executive Vice President and	2012	397,846	667,800	436,970	180,863	20,471	1,703,950
Corporate General Manager	2011	378,100	952,000	516,621	425,650	44,480	2,316,851

Bruce J. Freyman	2013	388,923	560,560	326,293	265,426	25,366	1,566,568
Senior Vice President, Worldwide	2012	378,923	610,560	393,273	86,674	24,762	1,494,192
Operations	2011	368,900	952,000	516,621	385,148	24,042	2,246,711

Mark V.B. Tremallo	2013	342,923	320,320	199,401	183,951	26,446	1,073,041
Vice President, General Counsel and	2012	333,031	343,440	218,485	79,929	25,842	1,000,727
Secretary	2011	313,000	595,000	328,759	249,128	11,873	1,497,760
____________

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718-Compensation-Stock Compensation (“ASC 718”) of stock options and PSAs awarded during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2011, 2012 and 2013, the maximum grant date fair values of the Stock Awards would be two times (2 x) the amount shown in the table. For a description of the assumptions used in calculating the fair value of equity awards in 2013 under ASC 718, see Note 8 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2013.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For the first and second half of fiscal year 2011, as well as the first half of fiscal year 2013, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2011: $318,830; FY 2013: $165,502), Mr. Palette (FY 2011: $98,943; FY 2013: $48,069), Mr. Griffin (FY 2011: $159,650; FY 2013: $57,114), Mr. Freyman (FY 2011: $126,148; FY 2013: $44,296) and Mr. Tremallo (FY 2011: $70,378; FY 2013: $30,699). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on May 11, 2011, and November 10, 2011, with respect to fiscal year 2011, and May 7, 2013, and November 7, 2013, with respect to fiscal year 2013, which are the respective dates that the payments under the respective executive incentive plans were approved by the Compensation Committee. For fiscal year 2012, no common stock was awarded in lieu of cash since the Company did not exceed any “target” performance metric included in the 2012 executive incentive plan.

(3)	“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) plan, the cost of group term life insurance premiums, and financial planning services.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2013, including incentive awards payable under our Fiscal Year 2013 Executive Incentive Plan.

		Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Name		($)	($)	($)	(#)	(#)	(#)
David J. Aldrich		510,000	1,020,000	2,040,000
	11/8/2012				62,000	124,000	248,000			2,482,480	(5)
	11/8/2012							180,300	20.02	1,634,185	(6)
Donald W. Palette		148,125	296,250	592,500
	11/8/2012				16,000	32,000	64,000			640,640	(5)
	11/8/2012							42,000	20.02	380,675	(6)
Liam K. Griffin		176,000	352,000	704,000
	11/8/2012				20,000	40,000	80,000			800,800	(5)
	11/8/2012							60,000	20.02	543,822	(6)
Bruce J. Freyman		136,500	273,000	546,000
	11/8/2012				14,000	28,000	56,000			560,560	(5)
	11/8/2012							36,000	20.02	326,293	(6)
Mark V.B. Tremallo		94,600	189,200	378,400
	11/8/2012				8,000	16,000	32,000			320,320	(5)
	11/8/2012							22,000	20.02	199,401	(6)
____________

(1)
The amounts shown represent the potential value of awards earned under the Incentive Plan. The amounts actually paid to the Named Executive Officers under the Incentive Plan are shown above in the “Summary Compensation Table” under “Non-Equity Incentive Plan Compensation.” For a more complete description of the Incentive Plan, please see description above under “Components of Compensation—Short-Term Incentives.”

(2)
The amounts shown represent PSAs granted on November 8, 2012, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY13 PSAs”). The FY13 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP operating margin achieved (related to 50% of the shares underlying the award) and the key product design wins obtained (related to the other 50% of the shares underlying the award) during the performance period against a range of pre-established targets. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY13 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two times (2 x) the “target” number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the FY13 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.

The “continued employment” condition of the FY13 PSAs provides that, to the extent that the non-GAAP operating margin and key product design win performance metrics are met for the fiscal year, then twenty-five percent (25%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, twenty-five percent (25%) of such shares would be issuable to the executive on the second anniversary of the grant date, and the remaining fifty percent (50%) of such shares would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY13 PSA (or his or her estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

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

(4)	Stock options awarded to executive officers have an exercise price equal to the closing price of the Company’s common stock on the grant date.

(5)
Reflects the grant date fair value of the FY13 PSAs, computed in accordance with the provisions of ASC 718 assuming performance at the “target” level and using a price of $20.02 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on November 8, 2012.

(6)
Reflects the grant date fair value of the stock options granted to the Named Executive Officer on November 8, 2012, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards in 2013 under ASC 718, see Note 8 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 18, 2013.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
David J. Aldrich	180,000	—		9.33	11/6/2014	70,765	(6)	1,752,849
	170,000	—		7.18	11/4/2015	104,306	(7)	2,583,660
	187,500	62,500	(2)	12.07	11/10/2016	232,004	(8)	5,746,739
	82,500	82,500	(3)	23.80	11/9/2017
	37,500	112,500	(4)	19.08	11/10/2018
	—	180,300	(5)	20.02	11/8/2019

Donald W. Palette	60,000	20,000	(2)	12.07	11/10/2016	23,588	(6)	584,275
	13,750	27,500	(3)	23.80	11/9/2017	40,564	(7)	1,004,770
	12,500	37,500	(4)	19.08	11/10/2018	59,872	(8)	1,483,029
	—	42,000	(5)	20.02	11/8/2019

Liam K. Griffin	25,000	—		7.18	11/4/2015	23,588	(6)	584,275
	20,000	20,000	(2)	12.07	11/10/2016	40,564	(7)	1,004,770
	13,750	27,500	(3)	23.80	11/9/2017	74,840	(8)	1,853,787
	12,500	37,500	(4)	19.08	11/10/2018
	—	60,000	(5)	20.02	11/8/2019

Bruce J. Freyman	22,500	—		7.18	11/4/2015	23,588	(6)	584,275
	56,250	18,750	(2)	12.07	11/10/2016	37,087	(7)	918,645
	27,500	27,500	(3)	23.80	11/9/2017	52,388	(8)	1,297,651
	11,250	33,750	(4)	19.08	11/10/2018
	—	36,000	(5)	20.02	11/8/2019

Mark V.B. Tremallo	16,250	—		7.18	11/4/2015	14,743	(6)	365,184
	12,500	12,500	(2)	12.07	11/10/2016	20,861	(7)	516,727
	17,500	17,500	(3)	23.80	11/9/2017	29,936	(8)	741,515
	6,250	18,750	(4)	19.08	11/10/2018
	—	22,000	(5)	20.02	11/8/2019
____________

(1)	Reflects a price of $24.77 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 27, 2013.

(2)	These options were granted on November 10, 2009, and vested at a rate of 25% on each anniversary of the grant date until they became fully vested on November 10, 2013.

(3)	These options were granted on November 9, 2010, and vest at a rate of 25% on each anniversary of the grant date through November 9, 2014.

(4)	These options were granted on November 10, 2011, and vest at a rate of 25% on each anniversary of the grant date through November 10, 2015.

(5)	These options were granted on November 8, 2012, and vest at a rate of 25% on each anniversary of the grant date through November 8, 2016.

(6)
Represents shares issuable under the PSAs granted on November 9, 2010, under the Company’s 2005 Long-Term Incentive Plan (the “FY11 PSAs”). The FY11 PSAs vested at a rate of 33 1/3% on each anniversary of the grant date until they became fully vested on November 9, 2013.

(7)
Represents shares issuable under the PSAs granted on November 10, 2011, under the Company’s 2005 Long-Term Incentive Plan (the “FY12 PSAs”). The FY12 PSAs vest at a rate of 33 1/3% on each anniversary of the grant date through November 10, 2014.

(8)
Represents shares issuable under the FY13 PSAs (awarded on November 8, 2012, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above). With respect to the FY13 PSAs, the Company achieved 93.55% of the “maximum” level of performance and, accordingly, on November 8, 2013, the Company issued twenty-five percent (25%) of the number of shares earned by each executive under his FY13 PSA. Twenty-five percent (25%) of the shares earned under the FY13 PSAs will be issued on November 8, 2014, and the remaining fifty percent (50%) of the shares earned will be issued on November 8, 2015, provided the executive meets the continued employment condition.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David J. Aldrich	130,000	2,152,833	207,000	4,290,005
Donald W. Palette	22,500	412,200	72,205	1,496,682
Liam K. Griffin	—	—	72,205	1,496,682
Bruce J. Freyman	—	—	68,434	1,418,226
Mark V.B. Tremallo	—	—	42,650	883,869
____________

(1)
The value realized on exercise is determined by multiplying (a) the number of shares for which the stock options were exercised, by (b) the excess of the closing price of our common stock on the NASDAQ Global Select Market on the applicable exercise date over the applicable exercise price per share of the stock options.

(2)
The value realized upon vesting is determined by multiplying (a) the number of shares underlying the stock awards that vested, by (b) the closing price of our common stock on the NASDAQ Global Select Market on the applicable vesting date.

Nonqualified Deferred Compensation Table
As described above in “Components of Compensation—Other Compensation and Benefits,” Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active, and he elected to be paid his aggregate account balance under the plan in a single lump sum upon his future retirement or other separation from service. Mr. Aldrich’s contributions are credited with earnings/losses based upon the performance of the investments he selects.
The following table summarizes Mr. Aldrich’s aggregate earnings and aggregate account balance under the Executive Compensation Plan in fiscal year 2013. In fiscal year 2013, there were no withdrawals by or distributions to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich	150,217	994,014
____________

(1)
Balance as of September 27, 2013. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

Potential Payments Upon Termination or Change of Control
Chief Executive Officer
In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a lump sum payment equal to two and one-half times (2 1/2 x) the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then-outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, the Aldrich Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.
The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a lump sum payment equal to two times (2 x) the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three (3) years prior to the year in which the termination occurs or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any PSAs outstanding, shares subject to such award would have been deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
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
On November 23, 2010, the Company modified the Aldrich Agreement as follows: (1) the initial term of the Agreement was extended for three (3) years until January 22, 2014, after which time the Agreement will renew on an annual basis for up to five (5) additional one (1) year periods, unless at least 90 days prior to the end of the then-current term, either party provides written notice that the Aldrich Agreement should not be extended; and (2) in order to ensure that any PSAs issued to Mr. Aldrich continue to be treated as performance based compensation under Section 162(m) of the IRC, the Agreement was amended such that if Mr. Aldrich is involuntarily terminated or terminates his employment for good reason or for no reason, he will be entitled to receive only the number of performance shares under outstanding PSAs that he would have received had he actually remained employed through the end of the performance period applicable to such PSAs. All other terms and conditions of the Agreement remain the same.
The terms “change of control,” “cause,” and “good reason” are each defined in the Aldrich Agreement.

Other Named Executive Officers
In January 2008, the Company entered into Change of Control / Severance Agreements with each of Donald W. Palette, Liam K. Griffin, Bruce J. Freyman, and Mark V.B. Tremallo (each a “COC Agreement”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a payment equal to two times (2 x) the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three (3) years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs), which payment will be made in a single lump sum, except in the case of Mr. Freyman, who will receive the payment in a series of equal biweekly installments over a twelve (12) month period; (ii) all then-outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment limited to a maximum of $500,000 for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, each COC Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.
Each COC Agreement also sets out severance benefits outside a change of control that become payable if, while employed by the Company, the executive is involuntarily terminated without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a payment equal to the sum of (x) his then-current annual base salary and (y) any short-term incentive award then due, which payment will be made in a single lump sum, except in the case of Mr. Freyman, who will receive the payment in a series of equal biweekly installments over a twelve (12) month period; and (ii) all then-vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms). In the event of the executive’s death or disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
Each COC Agreement is intended to be compliant with Section 409A of the IRC and had an initial two (2) year term, which was thereafter renewed on an annual basis for five (5) additional years. Additionally, each COC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and, except for Mr. Freyman’s COC Agreement, each contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Freyman’s COC Agreement contains non-solicitation provisions applicable to him while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
The terms “change of control,” “cause,” and “good reason” are each defined in the COC Agreements. Change of control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of Skyworks; (ii) a change, without Board of Directors approval, of a majority of the Board of Directors of Skyworks; (iii) the acquisition of Skyworks by means of a reorganization, merger, consolidation or asset sale; or (iv) the approval of a liquidation or dissolution of Skyworks. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of Skyworks; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in base compensation or authority, duties or responsibility, (ii) a material change in office location, or (iii) any action or inaction constituting a material breach by Skyworks of the terms of the agreement.
The following table summarizes the payments and benefits that would be made to the Named Executive Officers under their change of control/severance agreements with the Company in the following circumstances as of September 27, 2013:

•	termination without cause or for good reason in the absence of a change of control;

•	termination without cause or for good reason after a change of control;

•	after a change of control not involving a termination of employment for good reason or for cause; and

•	in the event of termination of employment because of death or disability.

The accelerated equity values in the table reflect a price of $24.77 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 27, 2013. The table does not reflect any equity awards made after September 27, 2013.

Name	Benefit	Termination w/o Cause or for Good Reason, Outside Change of Control ($)		Termination w/o Cause or for Good Reason, After Change of Control ($)		Change of Control w/o Termination ($)	Death/ Disability ($)
David J. Aldrich (1) (2)	Salary and Short-Term Incentive	3,400,000	(4)	4,250,000	(5)	—	—
	Accelerated Options	2,370,325		2,370,325		2,370,325	2,370,325
	Accelerated Restricted Stock	—		—		—	—
	Accelerated Performance Shares	10,083,248		10,083,248		10,083,248	10,083,248
	Medical	—		21,714		—	—
	Excise Tax Gross-Up (3)	—		—		—	—
	TOTAL	15,853,573		16,725,287		12,453,573	12,453,573

Donald W. Palette (2)	Salary and Short-Term Incentive	395,000	(6)	1,382,500	(4)	—	—
	Accelerated Options	—		693,550		693,550	693,550
	Accelerated Restricted Stock	—		—		—	—
	Accelerated Performance Shares	—		3,072,074		3,072,074	3,072,074
	Medical	—		23,805		—	—
	Excise Tax Gross-Up (3)	—		—		—	—
	TOTAL	395,000		5,171,929		3,765,624	3,765,624

Liam K. Griffin (2)	Salary and Short-Term Incentive	440,000	(6)	1,584,000	(4)	—	—
	Accelerated Options	—		779,050		779,050	779,050
	Accelerated Restricted Stock	—		—		—	—
	Accelerated Performance Shares	—		3,442,832		3,442,832	3,442,832
	Medical	—		23,805		—	—
	Excise Tax Gross-Up (3)	—		—		—	—
	TOTAL	440,000		5,829,687		4,221,882	4,221,882

Bruce J. Freyman (2)	Salary and Short-Term Incentive	390,000	(6)	1,326,000	(4)	—	—
	Accelerated Options	—		627,838		627,838	627,838
	Accelerated Restricted Stock	—		—		—	—
	Accelerated Performance Shares	—		2,800,571		2,800,571	2,800,571
	Medical	—		23,805		—	—
	Excise Tax Gross-Up (3)	—		—		—	—
	TOTAL	390,000		4,778,214		3,428,409	3,428,409

Mark V.B. Tremallo (2)	Salary and Short-Term Incentive	344,000	(6)	1,066,400	(4)	—	—
	Accelerated Options	—		386,913		386,913	386,913
	Accelerated Restricted Stock	—		—		—	—
	Accelerated Performance Shares	—		1,623,426		1,623,426	1,623,426
	Medical	—		21,714		—	—
	Excise Tax Gross-Up (3)	—		—		—	—
	TOTAL	344,000		3,098,453		2,010,339	2,010,339
____________

(1)
A “Good Reason” termination in connection with a change of control for Mr. Aldrich includes voluntarily terminating employment following such change of control. In the event Mr. Aldrich voluntarily terminated his employment on September 27, 2013, outside of a change of control, he would have received a total of $12,551,991, consisting of the following: cash ($3,400,000); accelerated options ($1,942,113); and accelerated PSAs ($7,209,878).

(2)
Excludes the value of accrued vacation/paid time off required by law to be paid upon termination. For Mr. Aldrich, excludes any distributions under the Executive Compensation Plan (see the discussion above regarding this inactive plan in the “Nonqualified Deferred Compensation Table”).

(3)
Other than for Mr. Aldrich, each Named Executive Officer’s excise tax gross-up is capped at $500,000. Based on the assumptions set forth in the table above, no Named Executive Officer would have received any excise tax gross-up upon a termination of employment on September 27, 2013.

(4)
Represents an amount equal to two times (2 x) the sum of (A) the Named Executive Officer’s annual base salary as of September 27, 2013, and (B) his Incentive Plan payment at the “target” level (since greater than the three (3) year average of actual incentive payments).

(5)
Represents an amount equal to two and one-half times (2 1/2 x) the sum of (A) Mr. Aldrich’s annual base salary as of September 27, 2013, and (B) his Incentive Plan payment at the “target” level (since greater than the three (3) year average of actual incentive payments).

(6)	Represents an amount equal to the Named Executive Officer’s annual base salary as of September 27, 2013.

Director Compensation
Cash Compensation
Directors who are not employees of the Company are currently paid, in quarterly installments, an annual retainer of $55,000. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($40,000); the Chairman of the Audit Committee ($20,000); the Chairman of the Compensation Committee ($15,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000); non-chair member of Compensation Committee ($7,500); and non-chair member of Nominating and Corporate Governance Committee ($5,000). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
Equity Compensation
Currently, any newly appointed non-employee director will receive an initial equity grant composed of a combination of stock options and restricted stock having an aggregate value of approximately $220,000, with the stock option having an exercise price equal to the fair market value of the common stock on the date of grant. Following each annual meeting of stockholders, each non-employee director who is reelected currently will receive a restricted stock award having a value of approximately $155,000. Unless otherwise determined by the Board of Directors, any nonqualified stock options awarded under the 2008 Director Long-Term Incentive Plan will vest in four (4) equal annual installments on the anniversary of the date of grant, and any restricted stock awards under the 2008 Directors’ Plan will vest in three (3) equal annual installments on the anniversary of the date of grant. In the event of a change of control of the Company, the outstanding options and restricted stock under the 2008 Director Long-Term Incentive Plan will become fully exercisable and deemed fully vested, respectively.
No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Total ($)
David J. McLachlan, Chairman	106,250	163,636	(2)	—	269,886
Kevin L. Beebe	71,250	163,636	(2)	—	234,886
Moiz M. Beguwala (3)	51,250	187,661	(4)	—	238,911
Timothy R. Furey	73,750	163,636	(2)	—	237,386
Balakrishnan S. Iyer	73,750	163,636	(2)	—	237,386
Thomas C. Leonard (5)	53,750	476,331	(6)	—	530,081
David P. McGlade	66,250	163,636	(2)	—	229,886
Robert A. Schriesheim	81,250	163,636	(2)	—	244,886
____________

(1)
The non-employee members of the Board of Directors who held such positions on September 27, 2013, held the following aggregate number of unexercised options and unvested restricted stock awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Shares of Restricted Stock
David J. McLachlan, Chairman	30,000	13,155
Kevin L. Beebe	45,000	13,155
Timothy R. Furey	30,000	13,155
Balakrishnan S. Iyer	21,000	13,155
David P. McGlade	90,000	13,155
Robert A. Schriesheim	60,000	13,155

(2)
Reflects the grant date fair value of 7,215 restricted shares of the Company’s common stock granted on May 7, 2013, to each non-employee director elected at the 2013 annual meeting of stockholders, computed in accordance with the provisions of ASC 718 using a price of $22.68 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 7, 2013.

(3)
Mr. Beguwala did not stand for reelection to the Board of Directors in the Company’s 2013 annual meeting of stockholders and ceased to be a director effective as of May 6, 2013. In connection with the cessation of Mr. Beguwala’s tenure as a director, the Compensation Committee of the Company’s Board of Directors recommended and the Board of Directors approved the following actions: (1) the extension of the exercise period for his outstanding stock options to the earlier of (a) the original option expiration date or (b) May 6, 2014, and (2) the vesting in full of 8,145 restricted shares of the Company’s common stock on May 6, 2013, that would have otherwise not vested by such date. The 8,145 restricted shares that were accelerated to vest on May 6, 2013, would have vested in full according to their terms on or prior to May 11, 2013, had Mr. Beguwala continued as a director until such date. Immediately following the cessation of his service as a director on May 6, 2013, Mr. Beguwala held unexercised stock options to purchase 60,000 shares of the Company’s common stock, and he held no outstanding unvested shares of restricted stock.

(4)
Reflects the grant date fair value of 8,145 restricted shares that were accelerated on May 6, 2013, computed in accordance with the provisions of ASC 718 using a price of $23.04 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 6, 2013.

(5)
Mr. Leonard retired from the Board of Directors effective as of July 30, 2013. In connection with Mr. Leonard’s retirement, the Compensation Committee of the Company’s Board of Directors recommended and the Board of Directors approved the following actions: (a) the extension of the exercise period for his outstanding stock options to the earlier of (i) the original option expiration date or (ii) July 30, 2014, and (b) the vesting in full of 13,155 restricted shares of the Company’s common stock on July 30, 2013, that would have otherwise not vested by such date. Immediately following his retirement on July 30, 2013, Mr. Leonard held unexercised stock options to purchase 3,750 shares of the Company’s common stock, and he held no outstanding unvested shares of restricted stock.

(6)
Reflects the sum of (a) the grant date fair value of 7,215 restricted shares granted to Mr. Leonard on May 7, 2013, upon his reelection to the Board of Directors (see note 2 above), and (b) the grant date fair value of 13,155 restricted shares that were accelerated on July 30, 2013, computed in accordance with the provisions of ASC 718 using a price of $23.77 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on July 30, 2013.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of our common stock that the Director Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $55,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership program, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the Shares are not then traded on such market, such other market on which the Shares are traded) for the twelve (12)-month period ending with the determination date. As of January 15, 2014, the Director Ownership guidelines require non-employee directors to hold a minimum of 11,500 shares, and all directors were in compliance with such guidelines as of such date (with the exception of Ms. King, who is not required to comply with the guidelines until the fifth anniversary of her appointment to the Board).

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2013 consisted of, Messrs. Beebe, Furey (Chairman), McGlade and Schriesheim. No member of this committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of Skyworks has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of Skyworks.
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
Timothy R. Furey, Chairman
David P. McGlade
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2014, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2014; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2014, there were 188,930,302 shares of Skyworks common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2014, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Percent of Class
FMR LLC	19,105,443	(3)	10.11%
BlackRock, Inc.	12,867,675	(4)	6.81%
David J. Aldrich	954,804	(5)	(*)
Kevin L. Beebe	101,715		(*)
Bruce J. Freyman	179,643	(5)	(*)
Timothy R. Furey	66,715		(*)
Liam K. Griffin	165,901	(5)	(*)
Balakrishnan S. Iyer	83,797		(*)
Christine King	3,955		(*)
David P. McGlade	146,715		(*)
David J. McLachlan	89,315		(*)
Donald W. Palette	173,436		(*)
Robert A. Schriesheim	116,715	(4)	(*)
Mark V.B. Tremallo	111,668		(*)
All directors and executive officers as a group (12 persons)	2,194,379	(4)	1.15%
__________
*    Less than 1%

(1)
Unless otherwise set forth in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 20 Sylvan Road, Woburn, MA 01801, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2014 (the “Current Options”), as follows: Mr. Aldrich - 618,825 shares under Current Options; Mr. Beebe - 45,000 shares under Current Options; Mr. Freyman - 133,851 shares under Current Options; Mr. Furey - 22,500 shares under Current Options; Mr. Griffin - 112,500 shares under Current Options; Mr. Iyer - 21,000 shares under Current Options; Mr. McGlade - 90,000 shares under Current Options; Mr. McLachlan - 30,000 shares under Current Options; Mr. Palette - 128,000 shares under Current Options; Mr. Schriesheim - 60,000 shares under Current Options; Mr. Tremallo - 73,000 shares under Current Options; directors and executive officers as a group (12 persons) - 1,334,676 shares under Current Options.

(3)
Consists of shares beneficially owned by FMR LLC, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as a result of its sole ownership of Fidelity Management & Research Company (“Fidelity Research”) and indirect ownership of Pyramis Global Advisors Trust Company (“PGATC”). Fidelity Research, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 18,317,027 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940 that hold the shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Research, and the Fidelity Funds each have sole power to dispose of the 18,317,027 shares owned by the funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. PGATC, an indirect wholly owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 267,674 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole voting and dispositive power over 267,674 shares owned by institutional accounts managed by PGATC. Strategic Advisers, Inc., a wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 389 shares as a result of acting as an investment adviser to various individuals. FIL Limited (“FIL”) and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under Rule 13d-1(b)(1)(ii), is the beneficial owner of 520,353 shares. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock. While the percentage of total voting power represented by these shares may fluctuate as a result of changes in the total number of shares of FIL voting stock outstanding from time to time, it normally represents more than 25% and less than 50% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals. Of the shares beneficially owned, FMR LLC has sole voting power with respect to 788,416 shares and sole dispositive power with respect to 19,105,443 shares. The address of Fidelity Research, Fidelity Trust and Strategic Advisers, Inc. is 82 Devonshire Street, Boston, MA 02109. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. The address of FIL is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda. With respect to the information relating to the FMR, LLC and its affiliated entities, the Company has relied on information supplied by FMR LLC on a Schedule 13G/A filed with the SEC on February 14, 2013.

(4)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”) in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In a filing made by BlackRock on January 30, 2013, BlackRock reported that, in its capacity as a parent holding company or control person, it has sole power to vote and dispose of 12,867,675 shares which are held by the following of its subsidiaries: BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock Life Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Limited. The address of BlackRock Inc. is 40 East 52nd Street, New York, NY, 10022.

(5)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2014.
Equity Compensation Plan Information
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

Except for the 1999 Employee Long-Term Incentive Plan (the “1999 Employee Plan”) and the Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified ESPP”), each of the foregoing equity compensation plans was approved by the Company’s stockholders.

A description of the material features of each non-stockholder approved plan is provided below under the headings “1999 Employee Long-Term Incentive Plan” and “Non-Qualified Employee Stock Purchase Plan.”
The following table presents information about these plans as of September 27, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted_Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,062,768 (1)	16.76	19,210,642	(2)
Equity compensation plans not approved by security holders	1,671,180	7.95	407,941	(3)
TOTAL	10,733,948	15.39	19,618,583
____________

(1)	Excludes 1,791,384 unvested restricted shares and 2,987,110 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY13 PSAs at target levels.

(2)
Includes 1,562,793 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 16,838,696 shares available for future issuance under the 2005 Long-Term Incentive Plan, and 809,153 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the Directors’ 2001 Stock Option Plan, the AATI 1998 Amended Stock Plan or the AATI 2005 Equity Incentive Plan.

(3)	Represents shares available under the Non-Qualified ESPP. No further grants will be made under the 1999 Employee Plan.
1999 Employee Long-Term Incentive Plan
The 1999 Employee Plan provided for the grant of non-qualified stock options to purchase shares of the Company’s common stock to employees, other than officers and non-employee directors. The term of these options may not exceed 10 years. The 1999 Employee Plan contains provisions, which permit restrictions on vesting or transferability, as well as continued exercisability upon a participant’s termination of employment with the Company, of options granted thereunder. The 1999 Employee Plan provides for full acceleration of the vesting of options granted thereunder upon a “change in control” of the Company, as defined in the 1999 Employee Plan. The Board of Directors generally may amend, suspend or terminate the 1999 Employee Plan in whole or in part at any time; provided that any amendment that affects outstanding options be consented to by the holder of the options. As of April 26, 2009, no additional grants were issuable under the 1999 Employee Long-Term Incentive Plan.
Non-Qualified Employee Stock Purchase Plan
The Company also maintains the Non-Qualified ESPP to provide employees of the Company and participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase, by means of payroll deductions, of shares of the Company’s common stock at a discount from the market price of the common stock at the time of purchase. The Non-Qualified ESPP is intended for use primarily by employees of the Company located outside the United States. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 28, 2012, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Timothy R. Furey, Balakrishnan S. Iyer, Christine King, David J. McLachlan, David P. McGlade and Robert A. Schriesheim, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable NASDAQ Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2013 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2013. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2013 ($)	% of Total (%)	Fiscal Year 2012 ($)	% of Total (%)
Audit Fees (1)	1,449,000	93	1,622,100	94
Audit-Related Fees (2)	4,000	—	6,000	—
Tax Fees (3)	109,000	7	104,000	6
All Other Fees (4)	1,650	—	2,000	—
Total Fees	1,563,650	100	1,734,100	100
____________

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2013 and 2012. Fiscal year 2013 and 2012 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” Audit-related fees reported in fiscal years 2013 and 2012 relate to the review of registration statement auditor consents to incorporate by reference in prior year financial statement opinions in Form S-8 filings.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $100,000 and 79,000 of the total tax fees for fiscal year 2013 and 2012, respectively. Fiscal year 2012 tax fees also include approximately $25,000 of fees for tax advice and planning services related to acquisition activity during the year.

(4)	All other fees for fiscal years 2013 and 2012 relate to fees incurred for licenses to accounting and research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal year 2013 and fiscal year 2012.

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

SKYWORKS SOLUTIONS, INC.

Date:	January 27, 2014	By:	/s/ David J. Aldrich
David J. Aldrich
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.A
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.B	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.C	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
3.A	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.B	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.B	8/9/2011
4.A	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.A*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.B*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.C*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.D*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.E*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.F*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.G*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.H*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.I*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.J*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.K*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.B	5/1/2013
10.L*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.M*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.N*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.O*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.P*	Fiscal 2013 Executive Incentive Plan	10-Q	001-05560	10.A	1/31/2013
10.Q*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.A	5/1/2013
10.R*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.S*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.T*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Liam Griffin	10-Q	001-05560	10.X	5/7/2008
10.U*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Mark Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.V*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Donald Palette	10-Q	001-05560	10.II	5/7/2008
10.W*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
10.X	Settlement Agreement and Mutual Release, dated November 29, 2011, by and among Skyworks Solutions, Inc., PowerCo Acquisition Corp., and Advanced Analogic Technologies Incorporated	8-K	001-05560	99.1	12/5/2011
21	Subsidiaries of the Company	10-K	001-05560	21	11/18/2013
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/18/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/18/2013
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/18/2013
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/18/2013
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/18/2013
* Indicates a management contract or compensatory plan or arrangement