Form 10-Q
period 2013-12-27
SKYWORKS SOLUTIONS, INC.
filed 2014-01-29
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2014
Common Stock, par value $.25 per share	188,930,302

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2013

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 27, 2013	December 28, 2012
Net revenue	$505.2	$453.7
Cost of goods sold	283.2	261.1
Gross profit	222.0	192.6
Operating expenses:
Research and development	58.4	58.1
Selling, general and administrative	41.1	38.1
Amortization of intangibles	6.5	8.2
Restructuring and other charges	—	1.6
Total operating expenses	106.0	106.0
Operating income	116.0	86.6
Other income, net	—	0.2
Income before income taxes	116.0	86.8
Provision for income taxes	21.5	20.3
Net income	$94.5	$66.5
Earnings per share:
Basic	$0.51	$0.35
Diluted	$0.49	$0.34
Weighted average shares:
Basic	186.2	189.4
Diluted	191.2	194.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 27, 2013	December 28, 2012
Net income	$94.5	$66.5
Comprehensive income	$94.5	$66.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	December 27, 2013	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$648.6	$511.1
Receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	267.1	292.7
Inventory	224.7	229.5
Other current assets	39.7	40.0
Total current assets	1,180.1	1,073.3
Property, plant and equipment, net	323.7	328.6
Goodwill	800.5	800.5
Intangible assets, net	58.3	64.8
Deferred tax assets, net	60.0	54.1
Other assets	12.8	11.8
Total assets	$2,435.4	$2,333.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107.3	$126.5
Accrued compensation and benefits	38.8	41.2
Other current liabilities	19.7	12.0
Total current liabilities	165.8	179.7
Long-term tax liabilities	50.6	45.9
Other long-term liabilities	6.8	6.4
Total liabilities	223.2	232.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 209.7 shares issued and 188.7 shares outstanding at December 27, 2013, and 207.5 shares issued and 187.9 shares outstanding at September 27, 2013	47.2	47.0
Additional paid-in capital	2,092.9	2,041.4
Treasury stock, at cost	(400.4)	(365.3)
Retained earnings	473.4	378.9
Accumulated other comprehensive loss	(0.9)	(0.9)
Total stockholders’ equity	2,212.2	2,101.1
Total liabilities and stockholders’ equity	$2,435.4	$2,333.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net income	$94.5	$66.5
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	18.9	17.7
Depreciation	20.8	18.5
Amortization of intangible assets	6.5	8.2
Contribution of common shares to savings and retirement plans	1.3	1.2
Deferred income taxes	(3.5)	1.6
Excess tax benefit from share-based compensation	(11.7)	(3.1)
Other	0.4	—
Changes in assets and liabilities net of acquired balances:
Receivables, net	25.6	45.4
Inventory	4.9	3.5
Other current and long-term assets	(0.3)	—
Accounts payable	(19.2)	(29.2)
Other current and long-term liabilities	20.6	17.3
Net cash provided by operating activities	158.8	147.6
Cash flows from investing activities:
Capital expenditures	(16.3)	(26.4)
Sales and maturities of investments	—	0.8
Net cash used in investing activities	(16.3)	(25.6)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	11.7	3.1
Repurchase of common stock - payroll tax withholding on equity awards	(18.0)	(15.2)
Repurchase of common stock - share repurchase program	(17.1)	(41.7)
Net proceeds from exercise of stock options	18.4	3.0
Net cash used in financing activities	(5.0)	(50.8)
Net increase in cash and cash equivalents	137.5	71.2
Cash and cash equivalents at beginning of period	511.1	306.3
Cash and cash equivalents at end of period	$648.6	$377.5
Supplemental cash flow disclosures:
Income taxes paid	$0.7	$0.5

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors.  Leveraging core technologies, the Company supports automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications.  The Company's portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics, and voltage regulators.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature necessary to present fairly the results of operations, financial position and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013, filed with the SEC on November 18, 2013, as amended by Amendment No. 1 to such Annual Report on form 10-K, filed with the SEC on January 27, 2014 (the "2013 10-K").

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the recognition and/or disclosure of reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, subsequent events (which the Company has evaluated through the date of issuance of these unaudited consolidated financial statements), bad debt allowances, intangible assets associated with business combinations, and overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment tests. Actual results could differ significantly from these estimates.

The Company's fiscal year ends on the Friday closest to September 30. Fiscal 2014 consists of 53 weeks and ends on October 3, 2014. Fiscal 2013 consisted of 52 weeks and ended on September 27, 2013. The first quarters of fiscal 2014 and fiscal 2013 each consisted of 13 weeks and ended on December 27, 2013, and December 28, 2012, respectively.

2.    FAIR VALUE

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis, such as our financial instruments, which currently consist of marketable securities, and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets during the three months ended December 27, 2013.

As of December 27, 2013, the Company's marketable securities include an auction rate security that was classified as available for sale and recorded in other long-term assets. This security is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

As of December 27, 2013, assets recorded at fair value on a recurring basis consist of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market	$328.8	$328.8	$—	$—
Auction rate securities	2.3	—	—	2.3
Total	$331.1	$328.8	$—	$2.3

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 27, 2013.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 27, 2013	September 27, 2013
Raw materials	$25.6	$25.2
Work-in-process	112.6	128.3
Finished goods	78.0	65.0
Finished goods held on consignment by customers	8.5	11.0
Total inventory	$224.7	$229.5

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following (in millions):

	As of
	December 27, 2013	September 27, 2013
Land and improvements	$11.6	$12.2
Buildings and improvements	65.9	60.3
Furniture and fixtures	23.7	23.4
Machinery and equipment	730.9	668.1
Construction in progress	40.0	95.3
Total property, plant and equipment, gross	872.1	859.3
Accumulated depreciation	(548.4)	(530.7)
Total property, plant and equipment, net	$323.7	$328.6

5.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 27, 2013.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended December 27, 2013.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	December 27, 2013			September 27, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.7	$78.7	$(52.6)	$26.1	$78.7	$(49.3)	$29.4
Developed technology and other	2.7	88.9	(58.4)	30.5	88.9	(55.3)	33.6
In-process research and development	0.2	6.1	(6.0)	0.1	6.1	(5.9)	0.2
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$175.3	$(117.0)	$58.3	$175.3	$(110.5)	$64.8

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2014	2015	2016	2017	2018	Thereafter
Amortization expense	$17.5	$21.0	$16.2	$2.0	$—	$—

6. INCOME TAXES

Income tax provision consists of the following components (in millions):

	Three Months Ended
	December 27, 2013	December 28, 2012
United States income taxes	$23.7	$17.8
Foreign income taxes	(2.2)	2.5
Provision for income taxes	$21.5	$20.3

The difference between the Company's effective tax rate of 18.5% and the 35% United States federal statutory rate for the three months ended December 27, 2013, resulted primarily from foreign earnings taxed at rates lower than the United States federal statutory rate, the domestic production activities deduction, and a tax benefit related to an adjustment to the Company's deferred taxes in Mexico as a result of a change in Mexican tax law, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, the Company adjusted its deferred taxes in that jurisdiction resulting in the recognition of a tax benefit that reduced the Company's foreign income tax expense by $4.5 million for the three months ended December 27, 2013.

The difference between the Company's effective tax rate of 23.4% and the 35% United States federal statutory rate for the three months ended December 28, 2012, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate and the domestic production activities deduction, partially offset by an increase in the Company's tax expense related to a change in the Company's reserve for uncertain tax positions.

7.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment and contractual matters.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by Accounting Standards Codification 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. We are engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on our business.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 27, 2013, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

8.     COMMON STOCK REPURCHASE

On July 16, 2013, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 27, 2013, the Company paid approximately $17.1 million (including commissions) in connection with the repurchase of 0.7 million shares of its common stock (paying an average price of $25.47 per share). As of December 27, 2013, $212.5 million remained available under the existing share repurchase authorization.

9.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended
	December 27, 2013	December 28, 2012
Net income	$94.5	$66.5

Weighted average shares outstanding – basic	186.2	189.4
Dilutive effect of equity based awards	5.0	4.6
Weighted average shares outstanding – diluted	191.2	194.0

Net income per share – basic	$0.51	$0.35
Net income per share – diluted	$0.49	$0.34

Anti-dilutive common stock equivalents	1.8	6.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended December 27, 2013, and December 28, 2012, using the treasury stock method. Certain of the Company's outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but could become dilutive in the future.

10.     RESTRUCTURING AND OTHER CHARGES

During the three months ended December 28, 2012, the Company recorded $1.6 million in employee severance costs primarily related to the front-end solutions restructuring plan that was implemented during the period.

Activity and liability balances for the three months ended December 27, 2013, related to the Company's restructuring actions are as follows (in millions):

	Balance at September 27, 2013	Current Charges	Cash Payments	Balance at December 27, 2013
FY13 Restructuring Programs
Employee severance costs	$0.6	$—	$(0.2)	$0.4
Other Restructuring
Lease and other contractual obligations	0.4	—	(0.1)	0.3

Total	$1.0	$—	$(0.3)	$0.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2013 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 2013, AND DECEMBER 28, 2012.

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended
	December 27, 2013	December 28, 2012
Net revenue	100.0%	100.0%
Cost of goods sold	56.1	57.6
Gross profit	43.9	42.4
Operating expenses:
Research and development	11.6	12.8
Selling, general and administrative	8.1	8.4
Amortization of intangibles	1.3	1.8
Restructuring and other charges	—	0.4
Total operating expenses	21.0	23.4
Operating income	22.9	19.0
Other income, net	—	0.1
Income before income taxes	22.9	19.1
Provision for income taxes	4.3	4.5
Net income	18.6%	14.6%

OVERVIEW

We, together with our consolidated subsidiaries, are an innovator of high performance analog semiconductors. Leveraging core technologies, we support automotive, broadband, cellular infrastructure, energy management, GPS, industrial, medical, military, wireless networking, smartphone and tablet applications. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics, and voltage regulators.

GENERAL

During the three months ended December 27, 2013, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Increased net revenue over 11% to $505 million for the three months ended December 27, 2013, due to our continued growth as smartphones displace traditional cellular phones, tablet computing increases in popularity and our analog product portfolio expands to address additional content within the handset, tablet and adjacent vertical markets including medical, automotive, military and industrial.

•
Increased operating margin by 390 basis points to approximately 23%. This increase in operating margin was primarily related to higher revenue and improved gross margin partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors, overall profitability increased significantly for the three months ended December 27, 2013, with net income and diluted earnings per share increasing by 42% and 44%, respectively, over the corresponding period in fiscal 2013.

•
Our ending cash and cash equivalents balance increased approximately 27% to $649 million from $511 million as of September 27, 2013. This was the result of $159 million in cash from operations for the three months ended December 27, 2013, due to higher net income and improvements in working capital.

NET REVENUE

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Net revenue	$505.2	11.4%	$453.7

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

We generated net revenue of $505.2 million for the three months ended December 27, 2013, an increase of $51.5 million or 11.4% when compared to $453.7 million for the corresponding period in fiscal 2013. The increase in revenue was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, the increasing popularity in tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

GROSS PROFIT

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Gross profit	$222.0	15.3%	$192.6
% of net revenue	43.9%		42.4%

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

Gross profit was $29.4 million greater for the three months ended December 27, 2013, than in the corresponding period in fiscal 2013. The increase in gross profit was the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of approximately $30.1 million. This benefit was partially offset by the erosion of our average selling price and changes in product mix having a combined unfavorable impact on gross profit of approximately $0.7 million. As a result, gross profit margin increased from 42.4% for the three months ended December 28, 2012, to 43.9% for the three months ended December 27, 2013.

During the three months ended December 27, 2013, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Research and development	$58.4	0.5%	$58.1
% of net revenue	11.6%		12.8%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended December 27, 2013, when compared to the corresponding period in fiscal year 2013, is primarily related to increased compensation expense. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Selling, general and administrative	$41.1	7.9%	$38.1
% of net revenue	8.1%		8.4%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

Selling, general and administrative expenses increased by 7.9% for the three months ended December 27, 2013 as compared to the corresponding period in fiscal 2013, primarily related to increased compensation expense. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Amortization of intangibles	$6.5	(20.7)%	$8.2
% of net revenue	1.3%		1.8%

The decrease in amortization expense for the three months ended December 27, 2013, is due to the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Restructuring and other charges	$—	(100.0)%	$1.6
% of net revenue	—%		0.4%

We did not incur any restructuring or related charges during the three months ended December 27, 2013. During the three months ended December 28, 2012, we recorded $1.6 million in restructuring charges related to the front-end solutions restructuring plan.

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 27, 2013	Change	December 28, 2012
(dollars in millions)
Provision for income taxes	$21.5	5.9%	$20.3
% of net revenue	4.3%		4.5%

We recorded a provision for income taxes of $21.5 million (which consisted of $23.7 million related to United States taxes and an offsetting benefit of $2.2 million related to foreign income taxes) and $20.3 million (which consisted of $17.8 million and $2.5 million for United States and foreign income taxes, respectively) for the three months ended December 27, 2013, and December 28, 2012, respectively.

The effective tax rate for the three months ended December 27, 2013 was 18.5% as compared to 23.4% for the corresponding period in fiscal 2013. The difference between our year-to-date effective tax rate of 18.5% and the federal statutory rate of 35% is principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction and a tax benefit related to an adjustment of our deferred taxes in Mexico as a result of a change in Mexican tax law, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction resulting in the recognition of a tax benefit that reduced our foreign income tax expense by $4.5 million for the three months ended December 27, 2013.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(dollars in millions)	December 27, 2013	December 28, 2012
Cash and cash equivalents at beginning of period	$511.1	$306.3
Net cash provided by operating activities	158.8	147.6
Net cash used in investing activities	(16.3)	(25.6)
Net cash used in financing activities	(5.0)	(50.8)
Cash and cash equivalents at end of period	$648.6	$377.5

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 27, 2013, we generated $158.8 million of cash flow from operating activities, an increase of $11.2 million when compared to $147.6 million generated during the three months ended December 28, 2012. The increase in cash flow from operating activities during the three months ended December 27, 2013 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities in addition to increases in depreciation and share-based compensation expense. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $25.6 million due to the collections of outstanding accounts receivable during the period related prior quarter customer shipments, $20.6 in other current and long-term liabilities primarily driven by the timing of tax related items a nd $4.9 million related to inventory. The offsetting change in operating liabilities was a use of cash of $19.2 million resulting in a decrease to accounts payable due to the timing of vendor payments during the period.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists primarily of cash paid for acquisitions, net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of investments. Cash flow used in investing activities was $16.3 million during the three months ended December 27, 2013 compared to $25.6 million during the three months ended December 28, 2012. The decrease in cash used in investing activities was driven by a higher level of capital expenditures during the three months ended December 28, 2012 related to the purchases of manufacturing equipment to support increased production demand from key customers at our wafer fabrication facility located in Massachusetts and our assembly and test facility in Mexicali, Mexico.

Cash Flow from Financing Activities:
Our cash flows from financing activities consist primarily of cash transactions related to our equity and debt. During the three months ended December 27, 2013 we had net cash outflows from financing activities of $5.0 million, compared to net cash outflows from financing activities of $50.8 million during the three months ended December 28, 2012. The decrease in cash used in financing activities was primarily driven by the higher share repurchase activity during the three months ended December 28, 2012. During the three months ended December 27, 2013 we had the following significant uses of cash:

•	$18.0 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards, and

•	$17.1 million related to our repurchase of approximately 0.7 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on July 16, 2013.

These uses of cash were partially offset by the net proceeds from cash payments from employee stock option exercises of $18.4 million and the excess tax benefit from stock option exercises of $11.7 million during the three months ended December 27, 2013.

Liquidity:
Cash and cash equivalent balances were $648.6 million at December 27, 2013 representing an increase of $137.5 million from September 27, 2013. The increase resulted from $158.8 million in cash generated from operations which is partially offset by $17.1 million used to repurchase 0.7 million shares of stock and $16.3 million in capital expenditures. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, working capital and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $648.6 million at December 27, 2013, consisted of $364.4 million held domestically and $284.2 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at December 27, 2013 $221.4 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $62.8 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2013 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued an Accounting Statement Update on income taxes to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is not effective for us until fiscal 2015. The adoption of this guidance is not expected to have a material impact to our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

December 27, 2013
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$648.6
Available for sale securities (auction rate securities) at carrying value	2.3
$650.9

The main objectives of our investment activities are the liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material as our money market and deposits are diversified across several financial institutions with high credit ratings which reduces the amount of credit exposure to any one counter party. We currently do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives in the future

Based on our results of operations for the three months ended December 27, 2013, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of December 27, 2013. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of December 27, 2013.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk
Substantially all sales to our customers and our arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufactures denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact to our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 27, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against us, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment and contractual matters.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to us. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against us, could materially and adversely affect our financial condition, or results of operations. From time to time we may also be involved in legal proceedings in the ordinary course of business. Legal costs are expensed as incurred.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2013 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 27, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/28/13-10/25/13	5,417(2)	$24.92	—	$229.6 million
10/26/13-11/22/13	1,144,214(3)	$25.24(3)	444,866	$218.4 million
11/23/13-12/27/13	232,672(4)	$25.89(4)	224,770	$212.5 million
Total	1,382,303
(1) The share repurchase program approved by the Board of Directors on July 16, 2013, authorizes the repurchase of up to $250.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program is scheduled to expire on July 16, 2015.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 444,866 shares were repurchased at an average price of $25.28 per share as part of our share repurchase program. 699,348 shares were repurchased at an average price of $25.22 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(4) 224,770 shares were repurchased at an average price of $25.85 per share as part of our share repurchase program. 7,902 shares were repurchased at an average price of $26.99 per share in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Fiscal 2014 Executive Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	January 29, 2014	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)