Form 10-Q
period 2014-03-28
SKYWORKS SOLUTIONS, INC.
filed 2014-05-02
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, par value $.25 per share	189,592,345

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2014

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	$481.0	$425.2	$986.2	$878.9
Cost of goods sold	268.6	248.5	551.8	509.6
Gross profit	212.4	176.7	434.4	369.3
Operating expenses:
Research and development	61.6	56.3	120.0	114.4
Selling, general and administrative	41.9	39.7	83.0	77.8
Amortization of intangibles	6.3	7.2	12.8	15.4
Restructuring and other charges	—	4.8	—	6.4
Total operating expenses	109.8	108.0	215.8	214.0
Operating income	102.6	68.7	218.6	155.3
Other expense, net	(0.1)	(1.4)	(0.1)	(1.1)
Income before income taxes	102.5	67.3	218.5	154.2
Provision for income taxes	25.6	5.6	47.1	26.0
Net income	$76.9	$61.7	$171.4	$128.2
Earnings per share:
Basic	$0.41	$0.33	$0.92	$0.68
Diluted	$0.40	$0.32	$0.89	$0.66
Weighted average shares:
Basic	187.4	188.7	186.8	189.1
Diluted	192.2	193.1	191.7	193.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$76.9	$61.7	$171.4	$128.2
Comprehensive income	$76.9	$61.7	$171.4	$128.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	March 28, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$797.8	$511.1
Receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	216.3	292.7
Inventory	216.6	229.5
Other current assets	38.2	40.0
Total current assets	1,268.9	1,073.3
Property, plant and equipment, net	343.9	328.6
Goodwill	800.5	800.5
Intangible assets, net	52.0	64.8
Deferred tax assets, net	57.1	54.1
Other assets	12.2	11.8
Total assets	$2,534.6	$2,333.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125.8	$126.5
Accrued compensation and benefits	48.6	41.2
Other current liabilities	8.4	12.0
Total current liabilities	182.8	179.7
Long-term tax liabilities	53.8	45.9
Other long-term liabilities	6.6	6.4
Total liabilities	243.2	232.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 212.4 shares issued and 189.4 shares outstanding at March 28, 2014, and 207.5 shares issued and 187.9 shares outstanding at September 27, 2013	47.3	47.0
Additional paid-in capital	2,157.2	2,041.4
Treasury stock, at cost	(462.5)	(365.3)
Retained earnings	550.3	378.9
Accumulated other comprehensive loss	(0.9)	(0.9)
Total stockholders’ equity	2,291.4	2,101.1
Total liabilities and stockholders’ equity	$2,534.6	$2,333.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$171.4	$128.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	39.6	36.0
Depreciation	42.4	37.0
Amortization of intangible assets	12.8	15.4
Contribution of common shares to savings and retirement plans	8.7	8.7
Deferred income taxes	(0.8)	(1.3)
Excess tax benefit from share-based compensation	(23.9)	(5.5)
Other	0.4	—
Changes in assets and liabilities net of acquired balances:
Receivables, net	76.4	63.0
Inventory	12.6	6.0
Other current and long-term assets	8.5	(2.9)
Accounts payable	(0.7)	(29.0)
Other current and long-term liabilities	25.6	22.3
Net cash provided by operating activities	373.0	277.9
Cash flows from investing activities:
Capital expenditures	(58.2)	(52.0)
Sales and maturities of investments	—	0.8
Net cash used in investing activities	(58.2)	(51.2)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	23.9	5.5
Repurchase of common stock - payroll tax withholding on equity awards	(18.6)	(16.0)
Repurchase of common stock - share repurchase program	(78.6)	(72.5)
Net proceeds from exercise of stock options	45.2	8.0
Net cash used in financing activities	(28.1)	(75.0)
Net increase in cash and cash equivalents	286.7	151.7
Cash and cash equivalents at beginning of period	511.1	307.1
Cash and cash equivalents at end of period	$797.8	$458.8
Supplemental cash flow disclosures:
Income taxes paid	$23.3	$8.5

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog semiconductors.  Leveraging core technologies, the Company supports automotive, broadband, energy management, GPS, industrial, medical, military, wireless infrastructure, wireless networking, smartphone and tablet applications.  The Company's portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics, and voltage regulators.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management's opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013, filed with the SEC on November 18, 2013, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2014 (the "2013 10-K").

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

The Company's fiscal year ends on the Friday closest to September 30. Fiscal year 2014 consists of 53 weeks and ends on October 3, 2014. Fiscal year 2013 consisted of 52 weeks and ended on September 27, 2013. The second quarters of fiscal year 2014 and fiscal year 2013 each consisted of 13 weeks and ended on March 28, 2014, and March 29, 2013, respectively.

2.    PENDING ACQUISITION
On April 28, 2014, the Company and Panasonic Corporation (“Panasonic”) entered into a memorandum of understanding (the "MOU") providing for the formation of a joint venture with respect to the design, manufacture and sale of Panasonic’s SAW and TC SAW filter products. In connection with the consummation of the transaction contemplated by the MOU, and pursuant to a corporate spin-out, Panasonic will contribute to a newly created joint venture entity certain assets, properties, and rights related to its SAW and TC SAW filter business. Upon completion of the contribution described above, the Company will purchase for $148.5 million in cash, subject to certain adjustments as described in the MOU, a 66% interest in the joint venture entity (collectively, the “Transaction”). Following the two-year anniversary of the closing of the Transaction, the Company will have the right to acquire from Panasonic, and Panasonic will have the right to sell to the Company, the remaining 34% interest in the joint venture for $76.5 million, subject to certain adjustments as described in the MOU.
The parties expect the Transaction to close before the end of the fourth quarter of the Company’s fiscal year 2014, pending execution of certain Transaction-related agreements, receipt of customary regulatory approvals, and satisfaction of all closing conditions. The Company anticipates the Transaction will qualify as a business combination and plans to account for it using the acquisition method.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis, such as our financial instruments, which currently consist of marketable securities, and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets during the three and six months ended March 28, 2014.

As of March 28, 2014, the Company's marketable securities include an auction rate security that was classified as available for sale and recorded in other long-term assets. This security is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

At March 28, 2014, assets recorded at fair value on a recurring basis consist of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$373.8	$373.8	$—	$—
Auction rate securities	2.3	—	—	2.3
Total	$376.1	$373.8	$—	$2.3

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 28, 2014.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 28, 2014	September 27, 2013
Raw materials	$24.9	$25.2
Work-in-process	110.1	128.3
Finished goods	73.2	65.0
Finished goods held on consignment by customers	8.4	11.0
Total inventory	$216.6	$229.5

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 28, 2014	September 27, 2013
Land and improvements	$11.7	$12.2
Buildings and improvements	67.9	60.3
Furniture and fixtures	23.9	23.4
Machinery and equipment	752.0	668.1
Construction in progress	57.8	95.3
Total property, plant and equipment, gross	913.3	859.3
Accumulated depreciation	(569.4)	(530.7)
Total property, plant and equipment, net	$343.9	$328.6

6.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended March 28, 2014.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the six months ended March 28, 2014.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	March 28, 2014			September 27, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.4	$78.7	$(55.8)	$22.9	$78.7	$(49.3)	$29.4
Developed technology and other	2.4	88.9	(61.4)	27.5	88.9	(55.3)	33.6
In-process research and development	0.0	6.1	(6.1)	—	6.1	(5.9)	0.2
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$175.3	$(123.3)	$52.0	$175.3	$(110.5)	$64.8

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2014	2015	2016	2017	2018	Thereafter
Amortization expense	$11.1	$21.0	$16.2	$2.0	$—	$—

7.     INCOME TAXES

Income tax provision consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
United States income taxes	$24.1	$3.9	$47.8	$21.7
Foreign income taxes	1.5	1.7	(0.7)	4.3
Provision for income taxes	$25.6	$5.6	$47.1	$26.0

Effective tax rate	25.0%	8.3%	21.6%	16.9%

The difference between the Company's effective tax rate and the 35% United States federal statutory rate for the three and six months ended March 28, 2014, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and a tax benefit related to an adjustment to the Company’s deferred taxes in Mexico as a result of a change in Mexican tax law, partially offset by an increase in the Company’s tax expense related to an increase in the Company’s reserve for uncertain tax positions.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2013. As of March 28, 2014, the United States Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision for the three and six months ended March 28, 2014, does not reflect the impact of any research and development tax credits that would have been earned after December 31, 2013, had the federal tax credit not expired.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, the Company adjusted its deferred taxes in that jurisdiction resulting in the recognition of a tax benefit in the first fiscal quarter that reduced the Company’s foreign income tax expense by $4.5 million for the six months ended March 28, 2014.

The Company's federal income tax return for fiscal year 2011 is currently under examination by the Internal Revenue Service. In addition, various state and international returns are under examinations by their respective taxing authorities. The Company does not expect the results of these audits to have a material impact on its financial position, results of operations or cash flows.

The difference between the Company's effective tax rate and the 35% United States federal statutory rate for the three and six months ended March 29, 2013, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and development tax credits earned, partially offset by an increase in the Company's tax expense related to an increase in the Company's reserve for uncertain tax positions.
In January 2013, the United States Congress enacted the American Taxpayer Relief Act of 2012, extending numerous tax provisions which had expired. The impact of this legislation reduced the Company's tax expense for the three and six months ended March 29, 2013, by approximately $9.1 million.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by Accounting Standards Codification 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. We are engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company's indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of March 28, 2014, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

9.     STOCKHOLDERS' EQUITY

Stock Repurchase Program

On July 16, 2013, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $250.0 million of the Company's common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended March 28, 2014, the Company paid $61.5 million (including commissions) in connection with the repurchase of 2.0 million shares of its common stock (paying an average price of $30.77 per share). During the six months ended March 28, 2014, the Company paid $78.6 million (including commissions) in connection with the repurchase of 2.7 million shares of its common stock (paying an average price of $29.44 per share). As of March 28, 2014, $151.0 million remained available under the existing share repurchase authorization.

Dividends

On April 22, 2014, the Company announced that the Board of Directors had declared the Company's first cash dividend on its common stock of $0.11 per share, payable on May 22, 2014, to the Company's stockholders of record as of the close of business on May 13, 2014.

10.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net income	$76.9	$61.7	$171.4	$128.2

Weighted average shares outstanding – basic	187.4	188.7	186.8	189.1
Dilutive effect of equity based awards	4.8	4.4	4.9	4.5
Weighted average shares outstanding – diluted	192.2	193.1	191.7	193.6

Net income per share – basic	$0.41	$0.33	$0.92	$0.68
Net income per share – diluted	$0.40	$0.32	$0.89	$0.66

Anti-dilutive common stock equivalents	1.6	6.5	1.7	6.3

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and six months ended March 28, 2014, using the treasury stock method. Certain of the Company's outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

11.    RESTRUCTURING AND OTHER CHARGES

The following tables present a summary of the Company's restructuring activity (in millions):

Three months ended March 28, 2014	Balance at December 27, 2013	Current Charges	Cash Payments	Other	Balance at March 28, 2014
FY13 restructuring programs
Employee severance costs	$0.4	$—	$(0.3)	$—	$0.1
Other restructuring
Lease and other contractual obligations	0.3	—	—	—	0.3
Total	$0.7	$—	$(0.3)	$—	$0.4

Six months ended March 28, 2014	Balance at September 27, 2013	Current Charges	Cash Payments	Other	Balance at March 28, 2014
FY13 restructuring programs
Employee severance costs	$0.6	$—	$(0.5)	$—	$0.1
Other restructuring
Lease and other contractual obligations	0.4	—	(0.1)	—	0.3
Total	$1.0	$—	$(0.6)	$—	$0.4

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 28, 2014, AND MARCH 29, 2013

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.8	58.4	56.0	58.0
Gross profit	44.2	41.6	44.0	42.0
Operating expenses:
Research and development	12.8	13.2	12.2	13.0
Selling, general and administrative	8.7	9.3	8.4	8.8
Amortization of intangibles	1.3	1.7	1.3	1.8
Restructuring and other charges	—	1.1	—	0.7
Total operating expenses	22.8	25.3	21.9	24.3
Operating income	21.4	16.3	22.1	17.7
Other expense, net	—	(0.3)	—	(0.1)
Income before income taxes	21.4	16.0	22.1	17.6
Provision for income taxes	5.3	1.3	4.8	3.0
Net income	16.1%	14.7%	17.3%	14.6%

OVERVIEW

We, together with our consolidated subsidiaries, are an innovator of high performance analog semiconductors. Leveraging core technologies, we support automotive, broadband, energy management, GPS, industrial, medical, military, wireless infrastructure, wireless networking, smartphone and tablet applications. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, front-end modules, hybrids, infrastructure RF subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics, and voltage regulators.

GENERAL

During the three and six months ended March 28, 2014, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 13% and 12% to $481 million and $986 million for the three and six months ended March 28, 2014, respectively, as compared to the corresponding periods in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, tablet computing increases in popularity and our analog product portfolio expands to address additional content within the handset, tablet and adjacent vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by approximately 510 and 440 basis points to over 21% and 22% for the three and six months ended March 28, 2014, respectively, as compared to the corresponding periods in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors, overall diluted earnings per share increased by 25% and 35% for the three and six months ended March 28, 2014, respectively, as compared to the corresponding periods in the prior fiscal year.

•
Our ending cash and cash equivalents balance increased approximately 56% to $798 million from $511 million as of September 27, 2013. This was the result of $373 million in cash from operations from the six months ended March 28, 2014, due to increased net income and improvements in working capital, partially offset by $79 million to repurchase 2.7 million shares of common stock and $58 million in capital expenditures.

•
On March 3, 2014, we announced the initiation of a quarterly cash dividend program. The first cash dividend of $0.11 per common share was declared on April 22, 2014, and is payable on May 22, 2014, to our stockholders of record as of the close of business on May 13, 2014.

NET REVENUE

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Net revenue	$481.0	13.1%	$425.2	$986.2	12.2%	$878.9

We market and sell our products directly to original equipment manufacturers of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second fiscal quarter is typically lower and in line with seasonal industry trends. In addition, we periodically enter into revenue generating arrangements that leverage our broad intellectual property portfolio by licensing or selling our non-core patents or other intellectual property and we anticipate continuing this intellectual property strategy in future periods.

We generated net revenue of $481.0 million for the three months ended March 28, 2014, an increase of $55.8 million or 13.1%, as compared to $425.2 million for the corresponding period in fiscal year 2013. Net revenue increased by 12.2% or $107.3 million to $986.2 million for the six months ended March 28, 2014, as compared to $878.9 million for the corresponding period in fiscal year 2013. The increase in revenue was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, the increasing popularity in tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Gross profit	$212.4	20.2%	$176.7	$434.4	17.6%	$369.3
% of net revenue	44.2%		41.6%	44.0%		42.0%

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

The $35.7 million increase in gross profit for the three months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily the result of higher unit volumes, a favorable mix of products sold and lower per unit materials and manufacturing costs, partially offset by the erosion of our average selling price. Gross profit margin increased from 41.6% for the three months ended March 29, 2013, to 44.2% for the three months ended March 28, 2014.

The $65.1 million increase in gross profit for the six months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily the result of higher unit volumes, lower per unit materials and manufacturing costs and a favorable mix of products sold which were partially offset by the erosion of our average selling price. As a result, gross profit margin increased from 42.0% for the six months ended March 29, 2013, to 44.0% for the six months ended March 28, 2014.

During the six months ended March 28, 2014, we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Research and development	$61.6	9.4%	$56.3	$120.0	4.9%	$114.4
% of net revenue	12.8%		13.2%	12.2%		13.0%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily related to increased compensation and product development expenses. Research and development expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

The increase in research and development expenses for the six months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily related to increased compensation and product development expenses. Research and development expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Selling, general and administrative	$41.9	5.5%	$39.7	$83.0	6.7%	$77.8
% of net revenue	8.7%		9.3%	8.4%		8.8%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses of 5.5% for the three months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily related to increased compensation expense. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

The increase in selling, general and administrative expenses of 6.7% for the six months ended March 28, 2014, as compared to the corresponding period in fiscal year 2013, was primarily related to increased compensation expense and legal costs incurred during the period. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Amortization of intangibles	$6.3	(12.5)%	$7.2	$12.8	(16.9)%	$15.4
% of net revenue	1.3%		1.7%	1.3%		1.8%

The decrease in amortization expense for the three and six months ended March 28, 2014, was due to the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Restructuring and other charges	$—	(100.0)%	$4.8	$—	(100.0)%	$6.4
% of net revenue	—%		1.1%	—%		0.7%

We did not incur any restructuring or related charges during the three or six months ended March 28, 2014. The restructuring and other charges incurred in the three and six months ended March 29, 2013, related to organizational restructuring plans made during the prior fiscal year.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 28, 2014	Change	March 29, 2013	March 28, 2014	Change	March 29, 2013
(dollars in millions)
Provision for income taxes	$25.6	357.1%	$5.6	$47.1	81.2%	$26.0
% of net revenue	5.3%		1.3%	4.8%		3.0%

We recorded a provision for income taxes of $25.6 million (which consisted of $24.1 million and $1.5 million related to United States and foreign income taxes, respectively) and $47.1 million (which consisted of $47.8 million and an offsetting benefit of $0.7 million for United States and foreign income taxes, respectively) for the three and six months ended March 28, 2014, respectively.

Our effective tax rate for the three and six months ended March 28, 2014, was 25.0% and 21.6%, respectively, as compared to 8.3% and 16.9% for the three and six months ended March 29, 2013, respectively. The difference between our year-to-date effective tax rate of 21.6% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and a tax benefit related to an adjustment of our deferred taxes in Mexico as a result of a change in Mexican tax law, partially offset by an increase in our tax expense related to an increase in our reserve for uncertain tax positions.
The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2013. As of March 28, 2014, the United States Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision for the three and six months ended March 28, 2014, does not reflect the impact of any research and development tax credits that would have been earned after December 31, 2013, had the federal tax credit not expired.
In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, we adjusted our deferred taxes in that jurisdiction resulting in the recognition of a tax benefit that reduced our foreign income tax expense by $4.5 million for the six months ended March 28, 2014.
Our federal income tax return for fiscal year 2011 is currently under examination by the Internal Revenue Service. In addition, various state and international returns are under examinations by their respective taxing authorities. We do not expect the results of these audits to have a material impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 28, 2014	March 29, 2013
Cash and cash equivalents at beginning of period	$511.1	$307.1
Net cash provided by operating activities	373.0	277.9
Net cash used in investing activities	(58.2)	(51.2)
Net cash used in financing activities	(28.1)	(75.0)
Cash and cash equivalents at end of period	$797.8	$458.8

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 28, 2014, we generated $373.0 million of cash flow from operating activities, an increase of $95.1 million as compared to the $277.9 million generated during the six months ended March 29, 2013. The increase in cash flow from operating activities during the six months ended March 28, 2014, was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and to a lesser extent the increase in non-cash depreciation and share-based compensation. These increases were partially offset by a higher excess tax benefit associated with share-based compensation. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $76.4 million due to the collection of outstanding accounts receivable during the period, $25.6 million in other current and long-term liabilities primarily related to accrued tax liabilities and to a lesser extent payroll accruals, $12.6 million related to changes in inventory and $8.5 million in other current and long-term assets.

Cash Flow from Investing Activities:
Our cash flow from investing activities typically consists of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of investments. Cash flow used in investing activities was $58.2 million during the six months ended March 28, 2014, as compared to $51.2 million during the six months ended March 29, 2013. The increase in capital expenditures was due to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facilities in the United States and our assembly and test facility in Mexicali, Mexico.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity and debt. During the six months ended March 28, 2014, we had net cash outflows from financing activities of $28.1 million, as compared to net cash outflows from financing activities of $75.0 million during the six months ended March 29, 2013. The decrease in cash used in financing activities was primarily related to the increase in option proceeds during the six months ended March 28, 2014. During the six months ended March 28, 2014, we had the following significant uses of cash in financing activities:

•	$78.6 million related to our repurchase of 2.7 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on July 16, 2013; and

•	$18.6 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards.

These uses of cash were offset by the net proceeds from cash payments from employee stock option exercises of $45.2 million and the excess tax benefit from stock option exercises of $23.9 million during the six months ended March 28, 2014.

Liquidity:
Cash and cash equivalent balances were $797.8 million at March 28, 2014, representing an increase of $286.7 million from September 27, 2013. The increase resulted from $373.0 million in cash generated from operations which was partially offset by $78.6 million used to repurchase 2.7 million shares of stock and $58.2 million in capital expenditures for increased production capacity during the six months ended March 28, 2014. On April 28, 2014, we announced that we had entered into a memorandum of understanding providing for the formation of a joint venture with Panasonic Corporation. We expect to pay approximately $148.5 million in cash to purchase a 66% interest in the joint venture entity. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, pending acquisitions, working capital, quarterly cash dividend payments of $0.11 per share (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $797.8 million at March 28, 2014, consisted of $431.5 million held domestically and $366.3 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at March 28, 2014, $305.9 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $60.4 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2013 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued an Accounting Statement Update on income taxes to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is not effective for us until fiscal year 2015. The adoption of this guidance is not expected to have a material impact to our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
March 28, 2014
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$797.8
Available for sale securities (auction rate securities) at carrying value	2.3
$800.1

The main objectives of our investment activities are the liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material because our money market and deposits are diversified across several financial institutions with high credit ratings, which reduces the amount of credit exposure to any one counterparty. We currently do not use derivative instruments for trading, speculative or investment purposes; however, we may use derivatives in the future.

Based on our results of operations for the three and six months ended March 28, 2014, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of March 28, 2014. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of March 28, 2014.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 28, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

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

As a result of our newly announced quarterly cash dividend program, we have added a new risk factor below. Other than the addition of this new risk factor, there have been no material changes from the risk factors previously disclosed in the 2013 10-K.

There can be no assurance that we will continue to declare cash dividends.

In March 2014, we announced the initiation of a quarterly cash dividend program. We intend to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders.
Future dividends may be affected by, among other factors:

•	our views on potential future capital requirements, including those related to acquisitions as well as research and development;

•	use of cash to consummate various acquisition transactions;

•	capital requirements related to stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.

Our dividend payments may change from time to time, and we cannot provide assurance that we will increase our dividend payment or declare dividends in any particular amounts or at all. A reduction in our dividend payments could have a negative effect on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended March 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/28/13-1/24/14	9,451(2)	$35.20	—	$212.5 million
1/25/14-2/21/14	1,752,582(2) (3)	$29.89(3)	1,750,000	$160.2 million
2/22/14-3/28/14	255,033(2) (4)	$36.79(4)	250,000	$151.0 million
Total	2,017,066
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
(3) 1,750,000 shares were repurchased at an average price of $29.89 per share as part of our share repurchase program and 2,582 shares were withheld for tax obligations under restricted stock agreements with an average price of $30.98.
(4) 250,000 shares were repurchased at an average price of $36.92 per share as part of our share repurchase program and 5,033 shares were withheld for tax obligations under restricted stock agreements with an average price of $30.25.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Second Amended and Restated By-laws, as Amended					X

10.1	Skyworks Solutions, Inc., Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended

10.2	Skyworks Solutions, Inc., Cash Compensation Plan for Directors					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 2, 2014	By:	/s/ David J. Aldrich
David J. Aldrich, President and Chief
Executive Officer (Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette, Chief Financial Officer
Vice President (Principal Accounting and Financial Officer)