Form 10-K
period 2014-10-03
SKYWORKS SOLUTIONS, INC.
filed 2014-11-25
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2014
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2014) was approximately $6,963,439,788. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 14, 2014 was 190,653,624.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 3, 2014

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

•	CMOS (Complementary Metal Oxide Semiconductor): a technology of constructing integrated circuits

•	EDGE (Enhanced Data Rates for GSM Evolution): an enhancement to the GSM and TDMA wireless communications systems that increases data throughput to 474Kbps

•	GaAs (Gallium Arsenide): a compound of the elements gallium and arsenic that is used in the production of semiconductors

•	GPRS (General Packet Radio Service): an enhancement to the GSM mobile communications system that supports transmission of data packets

•	GSM (Global System for Mobile Communications): a digital cellular phone technology based on TDMA that is the predominant system in Europe, and is also used around the world

•	HBT (Heterojunction Bipolar Transistor): a type of bipolar junction transistor which uses differing semiconductor materials for the emitter and base regions, creating a heterojunction

•	Internet of Things (IoT): is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure

•	LED (Light Emitting Diode): a two-lead semiconductor light source

•	LTE (Long Term Evolution): 4th generation (“4G”) radio technologies designed to increase the capacity and speed of mobile telephone networks

•	pHEMT (Pseudomorphic High Electron Mobility Transistor): a type of field effect transistor incorporating a junction between two materials with different band gaps

•	RFID (Radio Frequency Identification): refers to the use of an electronic tag (typically referred to as an RFID tag) for the purpose of identification and tracking objects using radio waves

•	Satcom (Satellite Communications): where a satellite stationed in space is used for the purpose of telecommunications

•	SOI (Silicon On Insulator): technology refers to the use of layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing

•	TDMA (Time Divisional Multiple Access): technology for delivering wireless digital service using time division multiplexing

•	TD-SCDMA (Time Division Synchronous Code Division Multiple Access): a third generation wireless services (“3G”) mobile communications standard, being pursued in the People’s Republic of China

•	WCDMA (Wideband CDMA): a 3G technology that increases data transmission rates

•	WEDGE: an acronym for technologies that support both WCDMA and EDGE wireless communication systems

•	WiMAX (Worldwide Interoperability for Microwave Access): a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL

•	WLAN (Wireless Local Area Network): a type of local-area network that uses high-frequency radio waves rather than wires to communicate between nodes

•	Yield: The number of working chips out of the total number of chips manufactured
Skyworks, Breakthrough Simplicity, the star design logo, Trans-Tech and SkyOne are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog and mixed signal semiconductors linking people, places and things across a rapidly expanding number of new and previously unimagined applications including automotive, broadband, wireless infrastructure, energy management, GPS, industrial, medical, military, networking, smartphones and tablets. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, filters, front-end modules, hybrids, infrastructure radio frequency, or RF, subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics and voltage regulators. Our key customers include Arris, Bose, Cisco, Dell, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, Rockwell Collins, Samsung, Sonos, and ZTE. Our competitors include Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, QUALCOMM, RF Micro Devices and Triquint Semiconductor.

In August 2014, we entered into a joint venture with Panasonic Corporation, through its Automotive & Industrial Systems Company (“Panasonic”) for the design, manufacture and sale of Panasonic’s surface acoustic wave (“SAW”) and temperature-compensated (“TC”) SAW filter products. We own a controlling 66% interest in the joint venture and have the option to acquire the remaining 34% within two years. With the overall demand for SAW and TC SAW filters increasing as the technology and product architectures become more complex and the number of required bands grows, this acquisition assists us in securing a firm supply of SAW and TC SAW filters, in addition to allowing us to integrate filters into the design and production of our own products.

In January 2012, we acquired Advanced Analogic Technologies Inc. (“AATI”) and accelerated our entry into vertical markets with highly complementary analog semiconductor product lines, including battery chargers, DC/DC converters, voltage regulators and LED drivers. Power management semiconductors represent a strategic growth market for us in applications like voltage regulation, energy efficiency and panel backlighting within the consumer electronics, computing and communications markets.

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

INDUSTRY BACKGROUND

Consumer demand for wireless ubiquity and the trend towards linking people, places and things in ways previously not imagined are driving connectivity across a growing number of markets and applications. This explosive demand for connectivity and consumers’ desire for anytime, anywhere access is helping fuel our growth and expand our served markets. In fact, a recent report by Morgan Stanley estimates that by 2020 the total number of connected devices could reach a staggering 75 billion. General Electric, for example, has announced that it will incorporate machine-to-machine communications across its entire industrial portfolio, including jet engines, locomotives, turbines and medical devices. This is just one example of how analog end markets are incorporating connectivity, in many cases for the first time.

In addition to the more traditional analog segments, we are embracing an entirely new generation of connected devices such as home automation systems, fitness gear and a variety of health and wellness products. While many of these products are still in the early stages of deployment, we have already captured strong positions in these new growth sectors.

The billions of connected devices that make up the Internet of Things will be enabled by a combination of sensors, microcontrollers and, most importantly for Skyworks, connectivity and power management solutions-dramatically expanding the markets we currently serve. At the same time, these connected devices are also incorporating more and more network standards.

In the connected home we have an exciting and diverse pipeline of opportunities including but not limited to gaming, entertainment, security and automation. In the broadest sense, we are seeing increased global demand for higher data rate services, like 802.11ac and LTE for mobile devices such as smartphones and tablets, which are enabling seamless connections, faster download speeds, improved signal range and longer battery life. Smartphone manufacturers and network operators are rapidly rolling out these technologies to provide users with the best possible experience.

Solving RF Challenges

This transition to ubiquitous connectivity, however, does not come without its challenges. RF solutions in ultra-thin, high performance consumer products must preserve battery life, increase data rates and solve signal interference problems while occupying minimal board space. Meeting these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, filtering and tuning, among others. This complexity plays directly to Skyworks’ strengths. We have a strong heritage in analog systems design and have spent the last decade investing in key technologies and resources. We are at the forefront of advanced multi-chip module integration and offer unmatched technology breadth, providing deep expertise in CMOS, SOI, GaAs and filters and maintaining strategic partnerships with outside foundries.

SKYWORKS' STRATEGY

Skyworks' overall strategy is to enable all forms of connectivity through semiconductor innovation. Key elements in our strategy include:
Diversification
We are diversifying our business in three areas: our addressed markets, our customer base and our product offerings to enable stronger and more consistent financial returns. By leveraging core analog and mixed signal technologies, we are expanding our family of solutions to a set of increasingly diverse end markets and customers. We are steadily growing our business beyond just mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including infrastructure, smart energy, wireless networking, automotive and medical. In these markets we leverage our scale, intellectual property and worldwide distribution network, which span over 2,000 customers and over 2,500 analog components.
Industry-Leading Technology
As the industry migrates to more complex LTE architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other mobile devices plays directly into Skyworks' core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. Our expertise includes BiFET, CMOS, HBT, pHEMT, SOI and silicon germanium processes. We also hold strong technology leadership positions in passive devices, as well as advanced integration including proprietary shielding and 3-D die stacking. Our product portfolio is reinforced by a library of over 1,800 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.
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

SKYWORKS' PRODUCT PORTFOLIO
Our product portfolio consists of:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Battery Chargers: device used to replenish the energy stored in a rechargeable battery by forcing an electric current through it

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-End Modules: power amplifiers that are integrated with switches, duplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	Infrastructure RF Subsystems: highly integrated transceivers and power amplifiers for wireless base station applications

•	LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light

•	MIS Silicon Chip Capacitors: used in applications requiring DC blocking and RF bypassing, or as a fixed capacitance tuning element in filters, oscillators, and matching networks

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•	Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Transceivers: devices that have both a transmitter and a receiver which are combined and share common circuitry or a single housing

•	Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
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

CUSTOMER CONCENTRATION

A small number of customers historically has accounted for a significant portion of our net revenue. In fiscal years ended October 3, 2014 (“fiscal 2014”), September 27, 2013 (“fiscal 2013”), and September 28, 2012 (“fiscal 2012”), two customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers) and Samsung Electronics—each constituted more than ten percent of our net revenue. For further information regarding concentrations see Note 16 to Item 8 of this Annual Report on Form 10-K.

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

RESEARCH AND DEVELOPMENT

Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $252.2 million, $226.3 million and $212.5 million in research and development activities during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The increase in research and development expenses in fiscal 2014 and fiscal 2013 as compared to the prior fiscal year were the result of increases in our internal product designs and product development for our target markets in each of these fiscal years. Our research and development activities include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, developing new packaging and test capabilities and researching next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

EMPLOYEES

As of October 3, 2014, we employed approximately 5,550 employees world-wide (as compared to 4,750 as of September 27, 2013). Approximately 700 of our employees in Mexico are covered by collective bargaining agreements.

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

Current uncertainties regarding the stability of global credit and financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Uncertainty regarding the future stability of the Euro Zone could cause the value of the Euro to deteriorate, thus reducing the purchasing power and demand from of our European customers. In addition, financial difficulties experienced by our suppliers, customers or distributors could result in product delays and increased accounts receivable defaults. During the past few years, many governments adopted stimulus or spending programs designed to ease the economic impact of the crisis. Some of our businesses benefited from these stimulus programs and there can be no assurance that such programs will continue in the future. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

The wireless communications and analog semiconductor markets are characterized by significant competition which may cause pricing pressures, decreased gross margins and rapid loss of market share and may materially and adversely affect our business, financial condition and results of operations.

The wireless communications semiconductor industry in general and the other analog markets in which we compete in particular are very competitive. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, QUALCOMM, RF Micro Devices and Triquint Semiconductor.

We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing revenue, gross margin and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

•	rapid time-to-market and product ramp,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product cost and selling price,

•	features available in products,

•	alignment with customer performance specifications,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to and protection of intellectual property,

•	ability to partner with or participate in reference designs of baseband vendors, and

•	maintaining access to manufacturing capacity, raw materials, supplies and services at a competitive cost.
We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:

•	long presence in key markets,

•	brand recognition,

•	high levels of customer satisfaction,

•	strong baseband partnership/participation in reference designs,

•	a broad product portfolio allowing them to bundle product offerings,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.
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

As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we may not be able to continue to attract and retain the qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given among other things, the use of equity-based compensation by us and our competitors. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, limiting the pool of available talent.

We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

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

Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2014 and 2013, two customers each accounted for greater than ten percent of our net revenue. For further discussion see Note 16 to Item 8 of this Annual Report on Form 10-K.

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

A substantial majority of our net revenue is derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we maintain wafer fabrication facilities in Kadoma, Japan and Uozu, Japan, as well as packaging, assembly and test facilities in Mexicali, Mexico and in Singapore. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

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

A number of domestic and foreign jurisdictions seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive now requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict-free sourcing, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our solutions and those of our licensees and customers. In recent years, the Federal Communications Committee (“FCC”) and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for wireless communications devices that contain our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last two fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	108,400	Design center
Irvine, California	Leased	63,400	Design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Santa Clara, California	Leased	42,200	Design center
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Singapore	Leased	134,000	Filter manufacturing
Kadoma, Japan	Leased	103,000	Filter manufacturing and office space
Seoul, Korea	Leased	22,900	Design center
Ottawa, Ontario	Leased	30,900	Design center

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The number of stockholders of record of Skyworks’ common stock as of November 14, 2014 was 23,496.

	Fiscal Years Ended
	October 3, 2014		September 27, 2013
	High	Low	High	Low
First quarter	$28.43	$23.71	$24.08	$19.80
Second quarter	39.27	27.40	24.97	20.30
Third quarter	48.34	34.90	23.95	20.15
Fourth quarter	58.84	46.34	26.33	20.99

DIVIDENDS

The Company paid a total of $41.4 million in dividends during fiscal 2014. On November 6, 2014, the board of directors declared a cash dividend of $0.13 per share of common stock, an increase over the dividend from the prior quarter, payable on December 11, 2014 to stockholders of record as of November 18, 2014. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

ISSUER PURCHASES OF EQUITY SECORITIES

The following table provides information regarding repurchases of common stock made during the fiscal quarter ended October 3, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/28/14-7/25/14	5,249	$49.82	—	$109.7 million
7/26/14-8/29/14	877,666(2)	$52.60	875,000	$63.9 million
8/30/14-10/3/14	35,777	$56.50	—	$63.9 million
_________________________
(1) The share repurchase program approved by the Board of Directors on July 16, 2013, authorizes the repurchase of up to $250.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program is scheduled to expire on July 16, 2015.
(2) We repurchased 875,000 shares of common stock at an average price of $52.60 from July 26, 2014 to August 29, 2014 as part of our share repurchase program and 2,666 shares were withheld for tax obligations under restricted stock agreements with an average price of $53.99.

On November 11, 2014, the Board of Directors approved a new share repurchase program, pursuant to which we are authorized to repurchase up to $300.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 11, 2016; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on November 11, 2016. This authorized stock repurchase program replaced in its entirety the July 16, 2013 stock repurchase program. These repurchase programs have been and will be funded with our working capital.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the data set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on the Friday closest to September 30. Fiscal 2014 consisted of 53 weeks and ended on October 3, 2014. The previous four fiscal years each consisted of 52 weeks and ended on September 27, 2013, September 28, 2012, September 30, 2011 and October 1, 2010.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010
Net revenue	$2,291.5	$1,792.0	$1,568.6	$1,418.9	$1,071.8
Operating income	$565.2	$345.1	$255.6	$295.3	$199.7
Operating margin	24.7%	19.3%	16.3%	20.8%	18.6%
Net income	$457.7	$278.1	$202.0	$226.6	$137.3
Earnings per share:
Basic	$2.44	$1.48	$1.09	$1.24	$0.78
Diluted	$2.38	$1.45	$1.05	$1.19	$0.75

	As of
Balance Sheet Data:	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	October 1, 2010
Working capital	$1,131.6	$893.6	$700.6	$569.2	$585.5
Property, plant and equipment, net	$555.9	$328.6	$279.4	$251.4	$204.4
Total assets	$2,973.8	$2,333.1	$2,136.6	$1,890.4	$1,564.1
Stockholders’ equity	$2,532.4	$2,101.1	$1,905.5	$1,609.1	$1,316.6

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

OVERVIEW

We, together with our consolidated subsidiaries, are an innovator of high performance analog and mixed signal semiconductors linking people, places and things across a rapidly expanding number of new and previously unimagined applications including automotive, broadband, wireless infrastructure, energy management, GPS, industrial, medical, military, networking, smartphones and tablets. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, filters, front-end modules, hybrids, infrastructure radio frequency, or RF, subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics and voltage regulators. Our key customers include Arris, Bose, Cisco, Dell, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, Rockwell Collins, Samsung, Sonos, and ZTE. Our competitors include Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, QUALCOMM, RF Micro Devices and Triquint Semiconductor.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED OCTOBER 3, 2014, SEPTEMBER 27, 2013, AND SEPTEMBER 28, 2012.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	October 3, 2014	September 27, 2013	September 28, 2012
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.4	57.2	57.5
Gross profit	44.6	42.8	42.5
Operating expenses:
Research and development	11.0	12.6	13.5
Selling, general and administrative	7.8	8.9	10.1
Amortization of intangibles	1.1	1.6	2.1
Restructuring and other charges	—	0.4	0.5
Total operating expenses	19.9	23.5	26.2
Operating income	24.7	19.3	16.3
Other expense, net	—	—	—
Income before income taxes	24.7	19.3	16.3
Provision for income taxes	4.7	3.7	3.4
Net income	20.0%	15.6%	12.9%

GENERAL
During the fiscal year ended October 3, 2014, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased to approximately $2.3 billion, an increase of 28% as compared to the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in tablet computing and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical automotive, military and industrial.

•
Operating margin increased by approximately 540 basis points to 24.7% for fiscal 2014 up from 19.3% in fiscal 2013. The increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expenses.

•	As a result of the aforementioned factors, overall profitability increased significantly from fiscal 2013 with both net income and diluted earnings per share increasing 64% year over year.

•
Our ending cash and cash equivalents balance increased 58% to $806 million in fiscal 2014 from $511 million in fiscal 2013. This was the result of a 54% increase in cash from operations to $772 million in fiscal 2014 from $500 million in fiscal 2013 due to higher net income and improvements in working capital. In addition, we invested $209 million on capital expenditures, $166 million to repurchase over 4.5 million shares of our common stock, $149 million for a 66% controlling interest in a joint venture and $41 million in cash dividend payments.

•
We created a joint venture with Panasonic Corporation with respect to the design, manufacture and sale of Panasonic's surface acoustic wave (“SAW”) and temperature-compensated (“TC”) SAW filter products. Panasonic contributed certain assets, properties, employees and rights related to its filter business, for which we acquired a 66% controlling interest. Overall demand for SAW and TC SAW filters is increasing as technology enhancements and product architectures become more complex to support the overall evolution of wireless technology and the increasing number of frequency bands that are utilized in end consumer products. The acquisition assists us in securing a dedicated supply of SAW and TC SAW filters in addition to allowing for integrating filters into the design and production of our products.

NET REVENUE

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Net revenue	$2,291.5	27.9%	$1,792.0	14.2%	$1,568.6

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

The $499.5 million increase in revenue in fiscal 2014 as compared to fiscal 2013 was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device due to more complex smartphones continuing to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

The $223.4 million increase in revenue in fiscal 2013 as compared to fiscal 2012 was primarily due to the increasing demand for our 3G, Switching, Wireless LAN and GPS solutions. This increase was partially offset by lower GSM/GPRS product revenue as a result of the contracting 2G market.

For information regarding net revenue by geographic region and customer concentration, see Note 16 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Gross profit	$1,022.7	33.4%	$766.6	14.9%	$667.1
% of net revenue	44.6%		42.8%		42.5%

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

Gross profit was $256.1 million greater for the fiscal year ended October 3, 2014 than gross profit for the prior fiscal year. The increase in gross profit was primarily the result of higher unit volumes, lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $273.5 million. These benefits were partially offset by the erosion of average selling price, unfavorable changes in product mix and other costs which combined to negatively impact gross profit by $17.4 million. As a result of these impacts, gross profit margin increased to 44.6% of net revenue for the fiscal year ended October 3, 2014.

Gross profit was $99.5 million greater for the fiscal year ended September 27, 2013 than gross profit for the prior fiscal year. The increase in gross profit was primarily the result of higher unit volumes and lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $152.1 million. These benefits were partially offset by the erosion of average selling price and unfavorable changes in product mix which combined to negatively impact gross profit by $52.6 million. As a result of these impacts, gross profit margin increased to 42.8% of net revenue for the fiscal year ended September 27, 2013.

During fiscal 2014 and 2013 we continued to benefit from higher contribution margins associated with the licensing and/or sale of intellectual property although revenue associated with the licensing and/or sale of intellectual property was immaterial to the consolidated results of operations for the periods presented.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Research and development	$252.2	11.4%	$226.3	6.5%	$212.5
% of net revenue	11.0%		12.6%		13.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2014 as compared to fiscal 2013 is primarily related to increased compensation expense, including share-based compensation of $19.1 million, enhanced development activity, related services and other costs of $6.8 million. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

The increase in research and development expense in fiscal 2013 as compared to fiscal 2012 is primarily attributable to a net increase of $8.3 million related to product design and development activity including the full year impact of AATI activities as well as a net increase of $6.7 million in compensation expense. These increases were partially offset by reductions related to the organizational restructuring initiated during the fiscal year. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Selling, general and administrative	$179.1	12.1%	$159.7	0.8%	$158.4
% of net revenue	7.8%		8.9%		10.1%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in fiscal 2014 as compared to fiscal 2013 was primarily related to increased compensation expense including share-based compensation of $8.1 million, legal expense related to ongoing litigation of $3.9 million and acquisition related expenses of $3.4 million. Selling, general and administrative expenses decreased as a percentage of net revenue due to the decrease in the aforementioned expenses as well as the increase in net revenue.

The increase in fiscal 2013 as compared to fiscal 2012 was primarily related to increased compensation expense offset by the decrease in aggregated acquisition-related and legal expenses incurred in the prior fiscal year. Selling, general and administrative expenses decreased as a percentage of net revenue due to the decrease in the aforementioned expenses as well as the increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Amortization of intangibles	$25.9	(11.0)%	$29.1	(11.3)%	$32.8
% of net revenue	1.1%		1.6%		2.1%

Amortization expense decreased in fiscal 2014 when compared to the prior fiscal year due to the end of the estimated useful lives of certain fully amortized intangible assets acquired in prior fiscal years. This decrease was partially offset by the amortization of intangibles acquired in the Panasonic transaction.

Amortization expense decreased for the fiscal year ended September 27, 2013 when compared to the prior fiscal year due to the end of the estimated useful lives of certain fully amortized intangible assets acquired in prior fiscal years.

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	October 3, 2014	Change	September 27, 2013	Change	September 28, 2012
(dollars in millions)
Provision for income taxes	$107.5	61.9%	$66.4	25.5%	$52.9
% of net revenue	4.7%		3.7%		3.4%

The annual effective tax rate for fiscal 2014 of 19.0% was less than the United States federal statutory rate of 35% primarily due to benefits of 13.7% related to foreign earnings taxed at a rate less than the United States federal rate, benefits of 1.9% related to a domestic production activities deduction, and benefits of 3.5% from the settlement of the IRS audit of our fiscal 2011 income tax return, partially offset by income tax rate expense impact of 2.0% related to a change in our tax reserves.

We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditional upon our compliance in meeting certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore's taxes by $12.6 million and $10.0 million for the fiscal years ended October 3, 2014 and September 27, 2013, respectively. This resulted in tax benefits of $0.07 and $0.05 of diluted earnings per share for the fiscal years ended October 3, 2014 and September 27, 2013, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(dollars in millions)	October 3, 2014	September 27, 2013	September 28, 2012
Cash and cash equivalents at beginning of period	$511.1	$307.1	$410.8
Net cash provided by operating activities	772.4	499.7	285.2
Net cash used in investing activities	(357.1)	(123.0)	(302.8)
Net cash used in financing activities	(120.6)	(172.7)	(86.1)
Cash and cash equivalents at end of period	$805.8	$511.1	$307.1

Cash Flow from Operating Activities:
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2014, we generated $772.4 million in cash flow from operations, an increase of $272.7 million when compared to $499.7 million generated in fiscal 2013. The increase in cash flow from operating activities during the fiscal year ended October 3, 2014 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and the effects of non-cash depreciation and share-based compensation. Specifically, the changes in operating assets and liabilities that were sources of cash were: $74.2 million in accounts payable related to the timing of vendor payments, $63.4 million related to tax liabilities, payroll related accruals and other accrued expenses which include accrued expenses related to ongoing operations of an acquired interest in a joint venture and $7.3 million related to other current and long-term assets. These sources of cash were offset by uses of cash of $12.4 million in accounts receivable due to the timing of customer collections and $6.1 million related to an increase in inventory.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of capital expenditures, the sale and maturity of investments and acquisitions, net of cash acquired. Cash flow used in investing activities was $357.1 million during fiscal 2014, compared to $123.0 million during fiscal 2013. This increase was related to capital expenditures of $208.6 million related to the purchase of manufacturing equipment to support increased production in anticipation of accelerating demand from key customers at our wafer fabrication facilities located in the United States and our assembly and test facility in Mexicali, Mexico and the acquisition of a 66% interest in a joint venture with Panasonic Corporation for $148.5 million in cash during fiscal 2014.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During fiscal 2014, we had net cash outflows of $120.6 million, compared to $172.7 million in fiscal 2013. The decrease in cash used in financing activities was primarily related to the increase in stock option proceeds and the excess tax benefit reclassification from operating activities during fiscal 2014. During fiscal 2014 we had the following significant uses of cash:

•	$165.7 million related to our repurchase of approximately 4.5 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on July 16, 2013;

•	$41.4 million in cash dividend payments related to our $0.11 per share dividends declared on our common stock outstanding during the fiscal year; and

•	$22.1 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.
These uses of cash were partially offset by the net proceeds from employee stock option exercises of $67.8 million and the tax benefit from stock option exercises of $40.8 million during fiscal 2014.

Liquidity:
Cash and cash equivalent balances were $805.8 million at October 3, 2014, representing an increase of $294.7 million from September 27, 2013. The increase resulted from $772.4 million in cash generated from operations which is partially offset by $208.6 million in capital expenditures for increased production capacity, $165.7 million used to repurchase 4.5 million shares of stock, $148.5 million in cash to acquire a 66% interest in a joint venture with Panasonic Corporation and $41.4 million in cash dividend payments during fiscal 2014. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors) and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $805.8 million at October 3, 2014 consisted of $608.4 million held domestically and $197.4 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at October 3, 2014, $141.9 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $55.5 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at October 3, 2014 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$46.5	$4.7	$—	$—	$41.8
Operating lease obligations	44.3	13.1	17.5	8.9	4.8
Other commitments (2)	92.7	14.2	78.5	—	—
Total	$183.5	$32.0	$96.0	$8.9	$46.6
_________________________

(1)
Other long-term liabilities include our gross unrecognized tax benefits, as well as executive deferred compensation, which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)
Other commitments consist of liabilities related to business combinations, contractual license and royalty payments, and other purchase obligations. See Note 11 of Item 8 of this Annual Report on Form 10-K

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, goodwill and intangibles, business combinations, share-based compensation, loss contingencies and income taxes. Note 2 of Item 8 on this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best judgments using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, factors may arise over time that lead us to change our methods, estimates and judgments that could materially and adversely affect our results of operations.

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 605 Revenue Recognition net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price protection and product returns (stock rotation) for products sold to certain electronic component distributors. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation. We value our inventory at the lower of cost or fair market value. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of forecasted demand in relation to on-hand inventory, saleability of our inventory, general market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence. Changes in actual demand or market conditions could adversely impact our reserve calculations. Historically, we have not experienced material differences between our estimated inventory reserves and actual results.

Goodwill and Purchased Intangible Assets. We evaluate goodwill and other purchased intangible assets for impairment annually on the first day of the fourth fiscal quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other intangibles may not be recoverable.

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
Our impairment analyses contain uncertainties because it requires management to make assumptions and to apply judgment to items such as: estimated control premiums, discount rate, future cash flows, the profitability of future business strategies and useful lives. Historically, we have not experienced material differences between our impairment calculations and actual results.
Business Combinations. We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach.

In measuring the fair value, we utilize a number of valuation techniques consistent with the market approach, income approach and/ or cost approach. The valuation of the identifiable assets and liabilities includes assumptions such as projected revenue, royalty rates, weighted average cost of capital, discount rates and estimated useful lives. These assessments can be significantly affected by our judgments. Historically, we have not experienced material differences in our assigned values and actual results.

Share-Based Compensation. We have a share-based compensation plan which includes non-qualified stock options, restricted and performance share awards and units, employee stock purchase plan and other special share-based awards. Note 9 of Item 8 of this Annual Report on Form 10-K details our current share-based compensation programs.

We determine the fair value of our non-qualified stock options at the date of grant using the Black-Scholes options-pricing model. For restricted and performance based awards and units, we determine the fair value based on the grant date fair value of the Company's stock based on the most probable outcome of the underlying performance metric, as applicable. For more complex performance awards with market-based conditions we employ a Monte Carlo simulation and determine the fair value based on the most probable outcome of the performance metric. Our determination of fair value of share-based items on the date of grant contains assumptions regarding a number of highly complex and subjective variables including, but not limited to: our expected stock price volatility over the term of the award, correlation coefficients, risk-free rate, the expected life of the award, forfeiture rates, and a dividend yield with compensation expense recognized over the requisite service period of the underlying award. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly. Historically, we have not experienced material differences in our estimates and actual results.

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

Income Taxes. We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  ASC 740 Income Taxes (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended October 3, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality investment risk, interest rate risk and exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks related principally to our investment portfolio and consisting of the following (in millions):

October 3, 2014
Cash and cash equivalents (time deposits, certificate of deposits and money market funds)	$805.8
Available for sale securities (auction rate securities) at carrying value	2.3
Total	$808.1

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

Based on our results of operations for the fiscal year ended October 3, 2014, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before taxes.

We own $3.2 million of par value auction rate securities which are currently valued at $2.3 million as of October 3, 2014. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of October 3, 2014.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012, the Company had foreign exchange gains/(losses) of $0.1 million, $(1.1) million and $(0.4) million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. The Company’s practice is to hedge a portion of its material foreign exchange exposures. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 35

(2)	Consolidated Statements of Operations for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012	Page 36

(3)	Consolidated Statements of Comprehensive Income for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012	Page 37

(4)	Consolidated Balance Sheets at October 3, 2014 and September 27, 2013	Page 38

(5)	Consolidated Statements of Cash Flows for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012	Page 39

(6)	Consolidated Statements of Stockholders' Equity for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012	Page 40

(7)	Notes to Consolidated Financial Statements	Page 41 through 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of October 3, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 3, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2014 Form 10-K. We also have audited Skyworks Solutions, Inc.’s internal control over financial reporting as of October 3, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of October 3, 2014 and September 27, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended October 3, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 3, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Skyworks Solutions, Inc. acquired the Panasonic SAW and TC SAW filter business (FilterCo) during 2014, and management excluded from its assessment of the effectiveness of Skyworks Solutions, Inc. and subsidiaries’ internal control over financial reporting as of October 3, 2014, FilterCo’s internal control over financial reporting associated with 9.0% of total consolidated assets (of which 2.9% represents goodwill and intangible assets included within the scope of the assessment) included in the consolidated financial statements of Skyworks Solutions, Inc. and subsidiaries as of and for the year ended October 3, 2014. Our audit of internal control over financial reporting of Skyworks Solutions, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of FilterCo.
/s/ KPMG LLP
Boston, Massachusetts
November 25, 2014

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Net revenue	$2,291.5	$1,792.0	$1,568.6
Cost of goods sold	1,268.8	1,025.4	901.5
Gross profit	1,022.7	766.6	667.1
Operating expenses:
Research and development	252.2	226.3	212.5
Selling, general and administrative	179.1	159.7	158.4
Amortization of intangibles	25.9	29.1	32.8
Restructuring and other charges	0.3	6.4	7.8
Total operating expenses	457.5	421.5	411.5
Operating income	565.2	345.1	255.6
Other expense, net	—	(0.6)	(0.7)
Income before income taxes	565.2	344.5	254.9
Provision for income taxes	107.5	66.4	52.9
Net income	$457.7	$278.1	$202.0
Earnings per share:
Basic	$2.44	$1.48	$1.09
Diluted	$2.38	$1.45	$1.05
Weighted average shares:
Basic	187.2	187.5	185.8
Diluted	192.6	192.2	191.8

Cash dividends declared and paid per share	$0.22	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Net income	$457.7	$278.1	$202.0
Other comprehensive income, net of tax
Pension adjustments	—	0.7	(0.3)
Foreign currency translation adjustment	(4.0)	—	—
Comprehensive income	$453.7	$278.8	$201.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 3, 2014	September 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$805.8	$511.1
Receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	317.6	292.7
Inventory	270.8	229.5
Other current assets	35.0	40.0
Total current assets	1,429.2	1,073.3
Property, plant and equipment, net	555.9	328.6
Goodwill	851.0	800.5
Intangible assets, net	75.0	64.8
Deferred tax assets, net	50.8	54.1
Other assets	11.9	11.8
Total assets	$2,973.8	$2,333.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200.6	$126.5
Accrued compensation and benefits	70.7	41.2
Other current liabilities	26.3	12.0
Total current liabilities	297.6	179.7
Long-term tax liabilities	41.6	45.9
Other long-term liabilities	102.2	6.4
Total liabilities	441.4	232.0
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 214.2 shares issued and 189.2 shares outstanding at October 3, 2014, and 207.5 shares issued and 187.9 shares outstanding at September 27, 2013	47.3	47.0
Additional paid-in capital	2,248.2	2,041.4
Treasury stock, at cost	(553.1)	(365.3)
Retained earnings	794.9	378.9
Accumulated other comprehensive loss	(4.9)	(0.9)
Total stockholders’ equity	2,532.4	2,101.1
Total liabilities and stockholders’ equity	$2,973.8	$2,333.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$457.7	$278.1	$202.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	86.0	71.7	72.2
Depreciation	96.8	74.3	69.5
Amortization of intangible assets	25.9	29.1	33.2
Contribution of common shares to savings and retirement plans	17.1	17.1	16.1
Deferred income taxes	3.3	13.7	12.9
Excess tax benefit from share-based compensation	(40.8)	(10.8)	(6.8)
Change in fair value of contingent consideration	—	—	(5.4)
Other	1.0	0.3	0.5
Changes in assets and liabilities net of acquired balances:
Receivables, net	(12.4)	4.9	(109.2)
Inventory	(6.1)	3.4	(19.3)
Other current and long-term assets	7.3	(0.2)	(9.5)
Accounts payable	74.2	(14.1)	15.2
Other current and long-term liabilities	62.4	32.2	13.8
Net cash provided by operating activities	772.4	499.7	285.2
Cash flows from investing activities:
Capital expenditures	(208.6)	(123.8)	(94.1)
Payments for acquisitions, net of cash acquired	(148.5)	—	(229.6)
Sales and maturities of short term investments	—	0.8	20.9
Net cash used in investing activities	(357.1)	(123.0)	(302.8)
Cash flows from financing activities:
Retirement of debt and line of credit	—	—	(48.1)
Payment of contingent consideration	—	(1.1)	(52.9)
Excess tax benefit from share-based compensation	40.8	10.8	6.8
Repurchase of common stock - payroll tax withholdings on equity awards	(22.1)	(18.6)	(18.6)
Repurchase of common stock - share repurchase program	(165.7)	(184.9)	(12.4)
Dividends paid	(41.4)	—	—
Net proceeds from exercise of stock options	67.8	21.1	39.1
Net cash used in financing activities	(120.6)	(172.7)	(86.1)
Net increase (decrease) in cash and cash equivalents	294.7	204.0	(103.7)
Cash and cash equivalents at beginning of period	511.1	307.1	410.8
Cash and cash equivalents at end of period	$805.8	$511.1	$307.1
Supplemental cash flow disclosures:
Income taxes paid	$63.2	$26.2	$19.8
Interest paid	$—	$—	$0.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders' equity
Balance at September 30, 2011	186.4	$46.6	9.0	$(130.8)	$1,796.0	$(101.2)	$(1.3)	$1,609.3
Net income	—	—	—	—	—	202.0	—	202.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	6.7	1.7	0.8	(18.6)	73.4	—	—	56.5
Share-based compensation expense	—	—	—	—	71.9	—	—	71.9
Reacquisition of equity components of convertible notes	—	—	—	—	(21.5)	—	—	(21.5)
Share repurchase program	(0.8)	(0.2)	0.8	(12.4)	0.2	—	—	(12.4)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 28, 2012	192.3	$48.1	10.6	$(161.8)	$1,920.0	$100.8	$(1.6)	$1,905.5
Net income	—	—	—	—	—	278.1	—	278.1
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	3.7	0.9	0.9	(18.6)	48.8	—	—	31.1
Share-based compensation expense	—	—	—	—	70.6	—	—	70.6
Share repurchase program	(8.1)	(2.0)	8.1	(184.9)	2.0	—	—	(184.9)
Other comprehensive loss	—	—	—	—	—	—	0.7	0.7
Balance at September 27, 2013	187.9	$47.0	19.6	$(365.3)	$2,041.4	$378.9	$(0.9)	$2,101.1
Net income	—	—	—	—	—	457.7	—	457.7
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	5.8	1.4	0.9	(22.1)	129.9	—	—	109.2
Share-based compensation expense	—	—	—	—	75.8	—	—	75.8
Share repurchase program	(4.5)	(1.1)	4.5	(165.7)	1.1	—	—	(165.7)
Dividends declared	—	—	—	—	—	(41.7)	—	(41.7)
Other comprehensive income	—	—	—	—	—	—	(4.0)	(4.0)
Balance at October 3, 2014	189.2	$47.3	25.0	$(553.1)	$2,248.2	$794.9	$(4.9)	$2,532.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is an innovator of high performance analog and mixed signal semiconductors linking people, places and things across a rapidly expanding number of new and previously unimagined applications including automotive, broadband, wireless infrastructure, energy management, GPS, industrial, medical, military, networking, smartphones and tablets. Our portfolio consists of amplifiers, attenuators, battery chargers, circulators, DC/DC converters, demodulators, detectors, diodes, directional couplers, filters, front-end modules, hybrids, infrastructure radio frequency, or RF, subsystems, isolators, LED drivers, mixers, modulators, optocouplers, optoisolators, phase shifters, PLLs/synthesizers/VCOs, power dividers/combiners, power management devices, receivers, switches, technical ceramics and voltage regulators.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2014 consisted of 53 weeks and ended on October 3, 2014. Fiscal years 2013 and 2012 each consisted of 52 weeks and ended on September 27, 2013 and September 28, 2012, respectively.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, bad debt allowance, intangible assets associated with business combinations and overall fair value assessments of assets and liabilities particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

REVENUE RECOGNITION
Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonable assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. Reserves for sales returns and allowances are recorded based on historical experience or pursuant to contractual arrangements necessitating revenue reserves.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts related to potential losses that could arise due to customers’ inability to make required payments. These reserves require management to apply judgment in deriving these estimates. In addition, the Company performs ongoing credit evaluations of its customers' financial condition and if it becomes aware of any specific receivables which may be uncollectable, they perform additional analysis including, but not limited to factors such as a customer’s credit worthiness, intent and ability to pay, overall financial position and reserves are recorded if deemed necessary. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and results of operations could be materially affected.

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

DERIVATIVES
The Company utilizes derivative financial instruments to manage market risks associated with fluctuations in foreign currency exchange rates on specific transactions that occur in the normal course of business. The criteria the Company uses for designating an instrument as a hedge is the instrument's effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedge transaction. All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included as either an asset or liability on the balance sheet.

The Company uses a combination of option contracts to offset the foreign currency impact of certain transactions. The terms of these derivatives typically match the timing of the underlying transaction with the initial fair value, if any, and subsequent gains or losses on the change in fair value being reported in earnings within the same income statement line as the impact of the foreign currency transaction due to changes in the currency value.

FAIR VALUE
ASC 820 Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for and asset or paid to transfer a liability (an exit price) in the principle or most advantageous market in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

It's the Company's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company measures certain assets and liabilities at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.

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

GOODWILL AND INDEFINITE INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment in accordance with the provisions of ASC 350 Intangibles-Goodwill and Other (“ASC 350”) or more frequently if indicators of impairment exist. Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s intangible assets. The Company assesses its conclusion regarding reporting units in conjunction with the annual goodwill impairment test, and has determined that it has one reporting unit for the purposes of allocating and testing goodwill under ASC 350.

The goodwill impairment test is a two-step process. The first step of the Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. To determine fair value, ASC 350 allows for the use of several valuation methodologies, although it states that quoted market prices are the best evidence of fair value and shall be used as the basis for measuring fair value where available. In the Company’s calculation of fair value, it considers the closing price of its common stock on the selected testing date, the number of shares of its common stock outstanding and other marketplace activity such as a related control premium. If the calculated fair value is determined to be less than the book value of the Company, then the Company performs step two of the impairment analysis. Step two of the analysis compares the implied fair value of the Company’s goodwill to its book value. If the book value of the Company’s goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. In step two of the Company’s annual impairment analysis, if such a step is required, the Company primarily uses the income approach methodology of valuation, which includes the discounted cash flow method as well as other generally accepted valuation methodologies, to determine the implied fair value of the Company’s goodwill. Significant management judgment is required in preparing the forecasts of future operating results that are used in the discounted cash flow method of valuation. Should step two of the impairment test be required, the estimates management would use would be consistent with the plans and estimates that the Company uses to manage its business. In addition to testing goodwill for impairment on an annual basis, factors such as unexpected adverse business conditions, deterioration of the economic climate, unanticipated technological changes, adverse changes in the competitive environment, loss of key personnel and acts by governments and courts, are considered by management and may signal that the Company’s intangible assets including goodwill have possibly become impaired and result in additional interim impairment testing.

In fiscal 2014, the Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with the Company’s regularly scheduled annual testing. The results of this test indicated that the Company’s goodwill was not impaired based on step one of the test; accordingly step two of the test was not performed.

BUSINESS COMBINATIONS
The Company uses the acquisition method of accounting for business combinations in accordance with ASC 805 Business Combinations, and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income or cost approaches. The valuation involves making significant estimates and assumptions which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

SHARE-BASED COMPENSATION
The Company applies ASC 718 Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards and units, employee stock purchase plan and other special share-based awards based on estimated fair values.

The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company uses a straight-line attribution method for all grants that include only a service condition. Awards with both performance and service conditions are expensed over the service period for each separately vesting tranche.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year ended October 3, 2014 includes actual expense on vested awards and expense associated with unvested awards, and has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews actual forfeitures at least annually.

The Company determines the fair value of share-based option awards based on the Company's closing stock price on the date of grant using a Black-Scholes options pricing model. Under the Black-Scholes model, a number of highly complex and subjective variables are used including, but not limited to: the expected stock price volatility over the term of the award, the risk-free rate, the expected life of the award and dividend yield. The determination of fair value of restricted and certain performance share awards and units is based on the value of the Company's stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition.

For more complex performance awards and units with market-based performance conditions we employ a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of highly complex and subjective variables are used including, but not limited to: the expected stock price volatility over the term of the award, a correlation coefficient, the risk-free rate, the expected life of the award, and dividend yield.

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

FOREIGN CURRENCIES
The Company’s primary functional currency is the United States dollar. Gains and losses related to foreign currency transactions, conversion of foreign denominated cash balances and translation of foreign currency financial statements are included in current results. For certain foreign entities that utilize local currencies as their functional currency, the resulting unrealized translation gains and losses are reported as cumulative translation adjustment through other comprehensive income (loss) for each period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of fiscal year 2018 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard but does not expect it to have a material impact on our financial position, results of operations or cash flows.

3.    BUSINESS COMBINATIONS

On July 7, 2014, the Company entered into a stock purchase agreement (the “Agreement”) with Panasonic Corporation, through its Automotive & Industrial Systems Company (“Panasonic”), Skyworks Panasonic Filter Solutions Japan Co., Ltd. (“FilterCo”), Skyworks Panasonic Filter Solutions Singapore Pte. Ltd., a wholly owned subsidiary of FilterCo (“FilterSub”), Skyworks Luxembourg S.a.r.l., and Panasonic Asia Pacific Pte. Ltd. providing for the formation of a joint venture with respect to the design, manufacture and sale of Panasonic’s surface acoustic wave (“SAW”) and temperature-compensated (“TC”) SAW filter products. On August 1, 2014, pursuant to the terms contemplated by the Agreement, Panasonic completed its contribution to FilterCo and its wholly owned subsidiary, FilterSub, certain assets, properties, employees and rights related to its SAW and TC SAW filter business. Also on August 1, 2014 the Company completed its acquisition of a 66% controlling interest in FilterCo for $148.5 million in cash, subject to certain working capital adjustments. The working capital adjustment has been estimated and is included in the purchase price and recorded in other current liabilities on the balance sheet. Following the two-year anniversary of the closing of this acquisition, the Company will have the right to acquire from Panasonic, and Panasonic will have the right to sell to the Company, the remaining 34% interest in FilterCo for $76.5 million, subject to certain potential foreign exchange fluctuation adjustments as described in the Agreement (collectively the “purchase options”).

Overall demand for SAW and TC SAW filters is increasing as technology enhancements and product architectures become more complex to support the overall evolution of wireless technology and the increasing number of frequency bands that are utilized in end consumer products. The acquisition assists the Company in securing a dedicated supply of SAW and TC SAW filters in addition to allowing for integrating filters into the design and production of the Company's products.

The purchase options allow the Company to acquire the remaining 34% interest in FilterCo from Panasonic for a fixed price of $76.5 million on or after the second anniversary of the acquisition and permit Panasonic to sell its remaining 34% interest to the Company under the same terms. These options are non-transferable and terminate if the Company exercises its option to purchase, or Panasonic exercises its option to sell, the non-controlling interest. Accordingly, the Company concluded that the purchase options are embedded in the non-controlling interest because they are not legally detachable from the non-controlling interest nor are they separately exercisable because the non-controlling interest terminates upon exercising of the options.

In accordance with ASC 480 Distinguishing Liabilities from Equity, the Company will account for the purchase option and non-controlling interest on a combined basis because it reflects the economic substance of the transaction and the Company retains the risks and rewards of owning FilterCo over the option period. Accordingly, the purchase option is considered to be seller financing of the remaining 34% of FilterCo and as a result, will be recorded as a liability for the future purchase of the remaining interest. The Company will not recognize a non-controlling interest in the consolidated financial statements. The $76.5 million settlement amount of this liability was measured at its present value in the determination of purchase price for this acquisition. The difference between the present value and settlement amount will be accreted to earnings ratably over the option period. As of October 3, 2014, the present value of this liability was $74.0 million and included in other long-term liabilities on the balance sheet.

Although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range as defined in the Agreement upon exercising of the options the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this range and does not impact the fair value of the remaining interest in FilterCo. As of the date of the acquisition the fair value of the foreign exchange collar was immaterial and was excluded from the determination of purchase price and accounted for separately from the acquisition (see Note 4 Fair Value in these Notes to the Consolidated Financial Statements for further information). As of October 3, 2014, the exchange rate between the United States dollar and Japanese yen was within the foreign exchange collar.

The Company reviewed ASC 810 Consolidations, and concluded that FilterCo does not meet the definition of a variable interest entity. The Company controls FilterCo through its voting rights and absorbs all of FilterCo's expected losses or residual returns. Panasonic does not share in the risks and rewards of FilterCo. Accordingly, the Company consolidated 100% of FilterCo's activity and eliminated all intercompany transactions and will not recognize a non-controlling interest.

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of FilterCo was not finalized at the time of filing this annual report on Form 10-K. The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date as prescribed in the ASC 805 Business Combinations). The preliminary allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the FilterCo acquisition and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in millions):

As of
Estimated fair value of assets acquired	August 1, 2014
Accounts receivable	$12.2
Inventory	35.5
Property, plant and equipment	121.2
Developed technology	36.2
Goodwill	50.5
Liabilities assumed	(22.4)
Estimated fair value of net assets acquired	$233.2

The preliminary amount of the FilterCo purchase price allocated to goodwill of $50.5 million represents the expected synergies from cost reductions and manufacturing efficiencies. The Company expects that substantially all of the goodwill recognized in this transaction will not be deductible for tax purposes.

The Company considers FilterCo's patented and unpatented technologies, manufacturing know-how and trade secrets to be closely related and as a result have combined these into one identifiable intangible asset as of the acquisition date. The fair value of the developed technology asset was preliminarily valued at $36.2 million and will be amortized on a straight-line basis over its estimated useful life of three years as of August 1, 2014. The estimated fair value of the intangible asset acquired was primarily determined using a relief from royalty method based on significant inputs that were not observed. The Company considers the fair value of each of the acquired intangible assets to be Level 3 assets due to the significant estimates and assumptions used by management in establishing the estimated fair values. See Note 4, Fair Value, in these Notes to the Consolidated Financial Statements for the definition of Level 3 assets.

The assumed liabilities of FilterCo include an estimate for a net pension obligation that had not yet transferred to the Company as of October 3, 2014. FilterCo employees located in Japan were covered under a pension plan provided by Panasonic. In the Company's second quarter of fiscal 2015, these employees will cease their employment with Panasonic and will become FilterCo employees. Employee benefits offered under the Panasonic pension will not change and as a result, the employee transfer will include a pro-rata share of pension assets and obligations that are entitled to all transferred employees. The Company preliminarily estimates this obligation of $6.4 million as of October 3, 2014 and upon the completion of the employee and pension related assets and obligation transfer, the Company will compute its fair value assessment of the pension assets and obligations in accordance with ASC 715 Compensation - Retirement Benefits. Any adjustment related to this fair value calculation to benefits that existed as of the acquisition date will be treated as a measurement period adjustment.

Net revenue and net income for FilterCo have been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on October 3, 2014 and the impact of FilterCo's ongoing operations on the Company's net revenue and net income were immaterial. The Company recognized transaction related costs associated with this acquisition of approximately $3.4 million during the fiscal year ended October 3, 2014 which were included within the sales, administrative and general expense line item on the statement of operations.

The unaudited pro forma financial results for the fiscal years ended October 3, 2014 and September 27, 2013 combine the unaudited historical results of Skyworks with the unaudited historical results of FilterCo for the fiscal years ended October 3, 2014 and September 27, 2013, respectively. The results include the effects of unaudited pro forma adjustments as if FilterCo was acquired at the beginning of the prior fiscal year, September 29, 2012. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, other charges and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in millions, except per share amounts):

	Fiscal Years-Ended
	October 3, 2014	September 27, 2013
Revenue	$2,324.9	$1,819.6
Net income	$451.7	$256.4
Diluted earnings per common share	$2.35	$1.33

4.    FAIR VALUE

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended October 3, 2014.

As of October 3, 2014, the Company's Level 3 assets included an auction rate security which is classified as available for sale and recorded in other long-term assets and is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss. There were no changes to the value of the auction rate security categorized as a Level 3 asset during the fiscal year ended October 3, 2014.

As of October 3, 2014, the Company purchased a currency call option and sold a currency put option to primarily match the underlying strike prices and timing of the foreign exchange collar detailed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. These net currency options are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. The Company nets the fair value of the foreign currency option with the fair value of the foreign exchange collar and records the change in earnings each period. The Company measures the fair value of these derivatives using prices and assumptions such as yield curves and option volatilities. As of October 3, 2014, these derivatives have been classified as Level 3 assets and the net change in fair value had a de minimis impact to the consolidated results.

The Company classified its future purchase obligation related to the remainder of the outstanding interest in FilterCo from Panasonic as a Level 3 liability. The Company calculated the present value of this obligation in its determination of goodwill using unobservable inputs and management judgment. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratable over the remaining purchase option period. See Note 3, Business Combinations in these Notes to the Consolidated Financial Statements for further detail.

As of October 3, 2014, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

		Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$444.5	$444.5	$—	$—
Auction rate security	2.3	—	—	2.3
Foreign currency derivative assets	0.7	—	—	0.7
Total	$447.5	$444.5	$—	$3.0
Liabilities
Purchase obligation recorded for business combinations	$74.0	$—	$—	$74.0
Foreign currency derivative liabilities	0.7	—	—	0.7
Total	$74.7	$—	$—	$74.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using valuation methodologies at the date of acquisition and subsequently re-

measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended October 3, 2014.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	October 3, 2014	September 27, 2013
Raw materials	$45.4	$25.2
Work-in-process	145.9	128.3
Finished goods	71.3	65.0
Finished goods held on consignment by customers	8.2	11.0
Total inventories	$270.8	$229.5

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	As of
	October 3, 2014	September 27, 2013
Land and improvements	$11.6	$12.2
Buildings and improvements	90.7	60.3
Furniture and fixtures	26.9	23.4
Machinery and equipment	952.9	668.1
Construction in progress	95.0	95.3
Total property, plant and equipment, gross	1,177.1	859.3
Accumulated depreciation and amortization	(621.2)	(530.7)
Total property, plant and equipment, net	$555.9	$328.6

7.     GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill balance increased as of October 3, 2014 due to the acquisition of FilterCo, as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the fiscal year ended October 3, 2014.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period remaining (years)	October 3, 2014			September 27, 2013
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	2.0	$57.2	$(39.4)	$17.8	$78.7	$(49.3)	$29.4
Developed technology and other	2.5	96.2	(40.6)	55.6	88.9	(55.3)	33.6
IPR&D	0	6.1	(6.1)	—	6.1	(5.9)	0.2
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$161.1	$(86.1)	$75.0	$175.3	$(110.5)	$64.8

The net carrying amount of intangible assets increased for the fiscal year ended October 3, 2014 due to the identifiable intangible assets from the acquisition of FilterCo as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. The increase in intangible assets was offset by the write-down of the gross carrying amount and associated accumulated amortization of fully amortized intangible assets that no longer provide a specific benefit to the Company. This write-down of gross intangible assets did not impact the net carrying amount of intangible assets as of October 3, 2014.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$33.1	$28.3	$12.0	$—	$—	$—

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
United States	$346.8	$164.8	$113.1
Foreign	218.4	179.7	141.8
Income before income taxes	$565.2	$344.5	$254.9

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Current tax expense (benefit):
Federal	$88.2	$38.0	$32.4
State	(0.5)	0.1	(1.7)
Foreign	13.5	14.8	8.6
	101.2	52.9	39.3
Deferred tax expense (benefit):
Federal	12.3	14.4	13.0
State	(4.6)	(4.9)	(3.7)
Foreign	(11.2)	(0.1)	0.4
	(3.5)	9.4	9.7

Change in valuation allowance	9.8	4.1	3.9
Provision for income taxes	$107.5	$66.4	$52.9

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense follows (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Tax expense at United States statutory rate	$197.8	$120.6	$89.2
Foreign tax rate difference	(77.3)	(49.8)	(44.7)
Deemed dividend from foreign subsidiary	—	—	2.4
Research and development credits	(2.8)	(16.3)	(1.7)
Change in tax reserve	11.0	11.7	10.4
Change in valuation allowance	9.8	4.1	3.9
Domestic production activities deduction	(10.9)	(5.0)	(3.9)
Audit settlements and adjustments	(19.7)	1.9	—
Other, net	(0.4)	(0.8)	(2.7)
Provision for income taxes	$107.5	$66.4	$52.9

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35%. The Company's tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $77.3 million and $49.8 million for the fiscal years ended October 3, 2014 and September 27, 2013, respectively.

During the fourth quarter of fiscal 2014, the Company concluded an Internal Revenue Service (“IRS”) examination of its federal income tax return for fiscal year 2011. As a result of the conclusion of the IRS examination, the Company agreed to various adjustments to its fiscal 2011 tax return which resulted in the recognition of additional tax expense of $0.7 million and $1.9 million for fiscal years 2014 and 2013, respectively. In addition, the conclusion of the IRS examination also resulted in a decrease in our uncertain tax positions of $20.9 million in fiscal 2014, of which $20.4 million was recognized as a benefit to tax expense.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2013. As of October 3, 2014, the United States Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision for the year ended October 3, 2014, does not reflect the impact of any research and development tax credits that would have been earned after December 31, 2013, had the federal tax credit not expired.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, the Company adjusted its deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit that reduced the Company’s foreign income tax expense by $4.6 million for year ended October 3, 2014.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The tax holiday is conditional upon the Company's compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore's taxes by $12.6 million and $10.0 million for the fiscal years ended October 3, 2014 and September 27, 2013, respectively. This resulted in tax benefits of $0.07 and $0.05 of diluted earnings per share for the fiscal years ended October 3, 2014 and September 27, 2013, respectively.

As a result of the enactment of the Tax Relief Act of 2012, which retroactively reinstated and extended the research and development tax credit, $7.0 million of federal research and development tax credits which were earned in fiscal 2012 reduced our tax rate during the fiscal year ended September 27, 2013.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013
Deferred Tax Assets:
Current:
Inventory	$5.3	$3.7
Bad debts	0.2	0.2
Accrued compensation and benefits	5.0	4.0
Product returns, allowances and warranty	4.9	1.6
Restructuring	0.2	0.3
Other, net	0.3	0.5
Current deferred tax assets	15.9	10.3
Less valuation allowance	(6.4)	(3.2)
Net current deferred tax assets	9.5	7.1
Long-term:
Intangible assets	4.7	5.5
Share-based and other deferred compensation	39.4	37.0
Net operating loss carry forwards	12.7	20.3
Federal tax credits	13.0	16.0
State tax credits	43.1	38.5
Other, net	2.7	2.0
Long-term deferred tax assets	115.6	119.3
Less valuation allowance	(54.4)	(47.8)
Net long-term deferred tax assets	61.2	71.5

Deferred tax assets	131.5	129.6
Less valuation allowance	(60.8)	(51.0)
Net deferred tax assets	70.7	78.6
Deferred Tax Liabilities:
Current:
Prepaid insurance	(0.8)	(0.8)
Current deferred tax liabilities	(0.8)	(0.8)
Long-term:
Property, plant and equipment	(11.6)	(14.3)
Intangible assets	(1.2)	(3.1)
Long-term deferred tax liabilities	(12.8)	(17.4)

Net deferred tax liabilities	(13.6)	(18.2)
Total deferred tax assets	$57.1	$60.4

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of October 3, 2014, the Company has maintained a valuation allowance of $60.8 million. This valuation allowance is comprised of $43.1 million related to domestic state tax credits, and $17.7 million related to foreign deferred tax assets. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $60.4 million income tax benefit, and up to a $0.4 million reduction to goodwill, may be recognized. The Company will need to generate $144.7 million of future United States federal taxable income to utilize our United States deferred tax assets as of October 3, 2014.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of October 3, 2014, the Company has United States federal net operating loss carry forwards of approximately $21.5 million. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2031. The Company also has United States federal income tax credit carry forwards of $7.0 million, of which $6.9 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The Company also has state income tax credit carry forwards of $43.1 million, net of federal benefits, for which the Company has provided a valuation allowance. The United States federal tax credits expire at various dates through 2030. The state tax credits relate primarily to California research tax credits which can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of October 3, 2014, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $739.6 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

The Company’s gross unrecognized tax benefits totaled $51.8 million and $63.2 million as of October 3, 2014 and September 27, 2013, respectively. Of the total unrecognized tax benefits at October 3, 2014, $41.8 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions which were required to be capitalized. There are no positions which the Company anticipates could change within the next twelve months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 27, 2013	$63.2
Decreases based on positions related to prior years	(1.2)
Increases based on positions related to current year	11.0
Decreases relating to settlements with taxing authorities	(20.9)
Decreases relating to lapses of applicable statutes of limitations	(0.3)
Balance at October 3, 2014	$51.8

During the year ended October 3, 2014, the Company recognized $0.3 million of previously unrecognized tax benefits related to the expiration of the statute of limitations. The Company recognized $0.5 million of accrued interest or penalties related to unrecognized tax benefits during fiscal 2014. The decrease in unrecognized tax benefits of $20.9 million was related to the settlement of the Company's IRS audit of fiscal year 2011.

The Company’s major tax jurisdictions as of October 3, 2014 are the United States, California, Iowa, Singapore, Mexico and Canada. For the United States, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Iowa, the Company has open tax years dating back to fiscal 2003 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2007. For Mexico, the Company has open tax years back to fiscal 2008. For Singapore, the Company has open tax years dating back to fiscal 2011. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact our financial position, results of operations or cash flows.

9.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At October 3, 2014, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 214.2 million shares are issued and 189.2 million shares outstanding.

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

Each holder of the Company’s common stock is entitled to one vote for each such share outstanding in the holder’s name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company’s restated certificate of incorporation as amended to date, (“the Certificate of Incorporation”) provides that, unless otherwise determined by the Company’s Board of Directors, no holder of stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 3, 2014, the Company had no shares of preferred stock issued or outstanding.

SHARE REPURCHASE

During the fiscal year ended October 3, 2014, the Company paid approximately $165.7 million (including commissions) in connection with the repurchase of 4.5 million shares of its common stock (paying an average price of $36.46 per share) under the July 16, 2013 $250.0 million share repurchase plan. This plan was initially valid through July 16, 2015 and allowed for the repurchase of the Company's common stock on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. As of October 3, 2014, $63.9 million remained available under the share repurchase plan.

On November 11, 2014, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $300.0 million of its common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 11, 2016; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on November 11, 2016. This authorized stock repurchase program replaced in its entirety the July 16, 2013 stock repurchase program. These repurchases have been and will be funded with the Company's working capital.

During the fiscal year ended September 27, 2013, the Company paid approximately $184.9 million (including commissions) in connection with the repurchase of 8.1 million shares of its common stock (paying an average price of $22.75 per share).

DIVIDENDS

The Company announced the initiation of a quarterly cash dividend program on March 3, 2014. On November 6, 2014, the Company announced that the Board of Directors declared a cash dividend on the Company's common stock of $0.13 per share, an increase compared to the dividend from the prior quarter. These dividends are payable on December 11, 2014 to the Company's stockholders of record as of the close of business on November 18, 2014. Future dividends are subject to declaration by the Board of Directors. During the fiscal year ended October 3, 2014, the Company declared cash dividends per common share during the period presented as follows (in millions except per share amounts):

	Per Share	Total
First quarter	$—	$—
Second quarter	—	—
Third quarter	0.11	20.8
Fourth quarter	0.11	20.9
	$0.22	$41.7

EMPLOYEE STOCK BENEFIT PLANS

As of October 3, 2014, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	AATI 1998 Amended Stock Plan

•	AATI 2005 Equity Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of October 3, 2014, a total of 90.9 million shares are authorized for grant under the Company's share-based compensation plans, with 7.5 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 14.8 million at October 3, 2014. The Company grants equity awards under the 2005 Long-Term Incentive Plan to employees and the 2008 Director Long-Term Incentive Plan for non-employee directors.

2005 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 55.9 million shares have been authorized for grant. A total of 14.0 million shares are available for new grants as of October 3, 2014. The maximum contractual term of the awards is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over four or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited. No dividends or dividend equivalents are paid or accrued with respect to restricted stock unit awards or other awards until the shares underlying such awards become vested and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for option grants. A total of 0.7 million shares are available for new grants as of October 3, 2014. The maximum contractual term of the director awards is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 9.7 million shares. Shares of common stock purchased under these plans in fiscal years ended October 3, 2014, September 27, 2013, and September 28, 2012 were 0.5 million, 0.5 million, and 0.5 million, respectively. At October 3, 2014, there are 1.5 million shares available for purchase. The Company recognized compensation expense of $4.1 million, $3.9 million and $3.5 million for the fiscal years ended October 3, 2014, September 27, 2013, and September 28, 2012, respectively related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at October 3, 2014 was $1.3 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company's stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at September 27, 2013	10.7	$16.76
Granted	1.8	$29.56
Exercised	(4.8)	$14.20
Canceled/forfeited	(0.2)	$21.39
Balance outstanding at October 3, 2014	7.5	$21.26	4.3	$254.2

Exercisable at October 3, 2014	3.0	$16.46	3.1	$117.1

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012 was $11.91, $9.31, and $8.91, respectively. The total grant date fair value of the options vested during the fiscal years ending October 3, 2014, September 27, 2013 and September 28, 2012 was $21.8 million, $33.5 million and $25.4 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company's restricted and performance transactions:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 27, 2013	5.7	$20.31
Granted (1)	2.6	$26.69
Vested	(2.3)	$21.11
Canceled/forfeited	(0.3)	$19.95
Non-vested awards outstanding at October 3, 2014	5.7	$21.48
(1) includes performance shares granted and earned based on maximum performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012 was $26.69, $20.19, and $19.31, respectively. The total grant date fair value of the awards vested during the fiscal years ending October 3, 2014, September 27, 2013 and September 28, 2012 was $63.1 million, $53.5 million and $53.8 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	October 3 2014	September 27 2013	September 28 2012
Options	$101.3	$26.2	$54.5
Awards	$63.1	$53.5	$53.8

Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Cost of goods sold	$11.3	$10.2	$9.4
Research and development	36.2	28.2	28.0
Selling, general and administrative	38.5	33.3	34.8
Total share-based compensation expense	$86.0	$71.7	$72.2

Share-based compensation tax benefit	$25.6	$21.4	$22.2

The Company capitalized share-based compensation expense of $1.7 million, $2.1 million and $2.0 million in inventory at October 3, 2014, September 27, 2013 and September 28, 2012, respectively.

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at October 3, 2014:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Options	$28.1	2.1
Awards	$56.8	1.5

The fair value of the restricted awards and units are equal to the closing market price of the Company's common stock on the date of grant. The fair value of the performance awards and units are equal to the closing market price of the Company's common stock on the date of grant and the expense is updated for the achievement of the underlying performance metrics.

The Company issued performance share units during fiscal 2014 that contained a market-based condition. The fair value of these performance share units were estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

Fiscal Year Ended
October 3, 2014
Volatility of common stock	36.96%
Average volatility of peer companies	29.59%
Average correlation coefficient of peer companies	0.47
Risk-free interest rate	0.11%
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Expected volatility	47.40%	57.71%	59.21%
Risk-free interest rate	1.83%	1.29%	0.52%
Dividend yield	0.83	0.00	0.00
Expected option life (in years)	4.6	4.2	4.1

The Company used a historical volatility calculated by the mean reversion of the weekly-adjusted closing stock price over the expected life of the options. The risk-free interest rate assumption is based upon observed treasury bill interest rates appropriate for the expected life of the Company’s employee stock options. The Company began paying dividends in the third fiscal quarter of 2014 and due to the date of the Company's broad-based grant in November 2013, a dividend yield was not included in the Black-Scholes option pricing model. The dividend yield was included in the Black-Scholes option pricing model for options granted after the Company declared its first dividend. Due to the number of options issued after the dividend was announced, there was an immaterial impact to the option valuation and share-based compensation for the fiscal year ended October 3, 2014.

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

10.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least twenty-one years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. For the fiscal years ended October 3, 2014, September 27, 2013, and September 28, 2012, the Company contributed shares of 0.2 million, 0.3 million, and 0.3 million, respectively, and recognized expense of $6.2 million, $6.2 million, and $6.0 million, respectively.

Pre-Merger Defined Benefit Pension:
The Company terminated the pre-merger pension benefit plan that was inherited as part of the 2002 merger that created Skyworks covering certain former employees during the fiscal year ended October 3, 2014. The Company transferred the future obligations due under the plan to an independent third party and recognized an immaterial loss during the fiscal year ended October 3, 2014.

11.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $11.1 million, $10.8 million, and $10.5 million in fiscal years ended October 3, 2014, September 27, 2013, and September 28, 2012, respectively. Future minimum payments under these non-cancelable leases are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Future minimum payments	$13.1	10.0	7.5	6.6	2.3	4.9	$44.4

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $3.3 million and $1.9 million in fiscal years 2015 and 2016, respectively.

12.     CONTINGENCIES

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

13.     GUARANTEES AND INDEMNITIES

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

14.     RESTRUCTURING AND OTHER CHARGES

As of October 3, 2014, the Company recorded restructuring and other charges of approximately $0.3 million related to costs associated with organizational restructuring plans initiated in the prior fiscal year. The Company does not anticipate any material charges in future periods related to these plans.

The Company recorded restructuring and other charges of approximately $6.4 million related to severance costs associated with separate organizational restructuring plans undertaken to reduce headcount during the fiscal year ended September 27, 2013. These restructuring plans are largely complete and have been aggregated into the “FY13 Restructuring Programs” line item in the summary table below.

During the fiscal year ended September 28, 2012, the Company recorded approximately $5.8 million related to employee severance and $0.6 million related to lease termination costs associated with the Advanced Analogic Technologies Inc. (“AATI”) restructuring during the fiscal year. The Company began formulating the restructuring plans prior to the acquisition of AATI and none of these costs were included in the purchase accounting for AATI. As of October 3, 2014, these restructuring activities and cash payments are complete and the Company does not anticipate any further charges. Charges and payments related to these restructuring plans are summarized under “Other Restructuring” in the table below.

Activity and liability balances related to the Company's restructuring actions are as follows (in millions):

	Balance at September 30, 2011	Current Charges	Cash Payments	Balance at September 28, 2012
Other Restructuring
Employee Severance costs	$0.5	$7.2	$(6.8)	$0.9
Lease and other contractual obligations	1.5	0.6	(1.3)	0.8
Total	$2.0	$7.8	$(8.1)	$1.7

	Balance at September 28, 2012	Current Charges	Cash Payments	Balance at September 27, 2013
FY13 Restructuring Programs
Employee Severance costs	$—	$6.4	$(5.8)	$0.6
Other Restructuring
Employee Severance costs	0.9	—	(0.9)	—
Lease and other contractual obligations	0.8	—	(0.4)	0.4
Total	$1.7	$6.4	$(7.1)	$1.0

	Balance at September 27, 2013	Current Charges	Cash Payments	Balance at October 3, 2014
FY13 Restructuring Programs
Employee Severance costs	$0.6	$0.3	$(0.6)	$0.3
Other Restructuring
Lease and other contractual obligations	0.4	—	(0.2)	0.2
Total	$1.0	$0.3	$(0.8)	$0.5

15.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Net income	$457.7	$278.1	$202.0

Weighted average shares outstanding – basic	187.2	187.5	185.8
Effect of dilutive equity based awards	5.4	4.7	5.7
Dilutive effect of convertible debt	—	—	0.3
Weighted average shares outstanding – diluted	192.6	192.2	191.8

Net income per share – basic	$2.44	$1.48	$1.09
Net income per share - diluted	$2.38	$1.45	$1.05

Anti-dilutive common stock equivalents	0.9	5.4	4.0

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards which were outstanding during the fiscal years ending October 3, 2014, September 27, 2013 and September 28, 2012, as well as convertible debt which was outstanding during fiscal 2012, using the treasury stock method. Certain of the Company's outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but could become dilutive in the future.

16.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting, the Company considers itself to be a single reportable operating segment which designs, develops, manufactures and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company's CODM is the chairman and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance is performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the country of destination and are as follows (in millions):

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
United States	$47.5	$67.3	$70.3
Other Americas	25.5	10.2	18.4
Total Americas	73.0	77.5	88.7

China	1,574.4	979.3	820.1
Taiwan	322.2	387.5	311.7
South Korea	107.4	102.9	103.2
Other Asia-Pacific	166.9	202.0	207.4
Total Asia-Pacific	2,170.9	1,671.7	1,442.4

Europe, Middle East and Africa	47.6	42.8	37.5
	$2,291.5	$1,792.0	$1,568.6

The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, if the Company sells a product to a distributor in Taiwan, the sale is reflected within the Taiwan line item above; however, that distributor, in turn, may sell the product to an end customer in a different geography. The Company's revenue to external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 3, 2014	September 27, 2013
Mexico	$290.1	$176.9
United States	138.7	140.2
Singapore	60.8	—
Japan	58.8	—
Rest of world	7.5	11.5
	$555.9	$328.6

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

In fiscal 2014, 2013 and 2012, two customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers), and Samsung Electronics—each constituted more than ten percent of our net revenue.
The Company's greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Company A	34%	36%	29%
Company B	10%	15%	17%
At October 3, 2014, the Company's three largest accounts receivable balances comprised 58% of aggregate gross accounts receivable. This concentration was 51% and 60% at September 27, 2013 and September 28, 2012, respectively.
17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2014
Net revenue	$505.2	$481.0	$587.0	$718.2	$2,291.5
Gross profit	222.0	212.4	264.2	324.0	1,022.7
Net income	94.5	76.9	111.4	174.9	457.7
Per share data (1)
Net income, basic	$0.51	$0.41	$0.59	$0.93	$2.44
Net income, diluted	$0.49	$0.40	$0.58	$0.90	$2.38

Fiscal 2013
Net revenue	$453.7	$425.2	$436.1	$477.0	$1,792.0
Gross profit	192.6	176.7	188.2	209.1	766.6
Net income	66.5	61.7	65.7	84.2	278.1
Per share data (1)
Net income, basic	$0.35	$0.33	$0.35	$0.45	$1.48
Net income, diluted	$0.34	$0.32	$0.34	$0.44	$1.45
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 3, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has excluded the internal controls over financial reporting for the acquisition during the period of FilterCo which was acquired on August 1, 2014. FilterCo's financial statements constitute approximately 9.0% of the Company's total consolidated assets (of which 2.9% represents goodwill and intangible assets included within the scope of the assessment) as of October 3, 2014.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of October 3, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 35
Consolidated Statements of Operations for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012		Page 36
Consolidated Statements of Comprehensive Income for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012		Page 38
Consolidated Balance Sheets at October 3, 2014 and September 27, 2013		Page 38
Consolidated Statements of Cash Flows for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012		Page 39
Consolidated Statements of Stockholders' Equity for the Years Ended October 3, 2014, September 27, 2013 and September 28, 2012		Page 40
Notes to Consolidated Financial Statements		Pages 41 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 68
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

Date: November 25, 2014

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 2014.

Signature and Title	Signature and Title

/s/ David J. Aldrich	/s/ Kevin L. Beebe
David J. Aldrich	Kevin L. Beebe
Chairman and Chief Executive Officer	Director
(principal executive officer)
/s/Timothy R. Furey
Timothy R. Furey
/s/ Donald W. Palette	Director
Donald W. Palette
Executive Vice President and Chief Financial Officer	/s/ Balakrishnan S. Iyer
(principal accounting and financial officer)	Balakrishnan S. Iyer
Director

/s/ Christine King
Christine King
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ David J. McLachlan
David J. McLachlan
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Charged to Cost and Expenses	Deductions	Misc. (1)	Ending Balance
Year Ended September 28, 2012
Allowance for doubtful accounts	$0.8	$0.3	$(0.5)	$—	$0.5
Reserve for sales returns	$3.3	$8.5	$(6.1)	$0.7	$6.4
Allowance for excess and obsolete inventories	$11.5	$6.6	$(7.6)	$7.8	$18.3
Year Ended September 27, 2013
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)		$0.5
Reserve for sales returns	$6.4	$3.1	$(4.8)	$—	$4.7
Allowance for excess and obsolete inventories	$18.3	$12.6	$(16.4)	$—	$14.5
Year Ended October 3, 2014
Allowance for doubtful accounts	$0.5	$0.2	$0.1	$—	$0.8
Reserve for sales returns	$4.7	$12.7	$(3.3)	$—	$14.1
Allowance for excess and obsolete inventories	$14.5	$24.6	$(17.2)	$—	$21.9

(1) Includes acquired balances

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5
Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd., Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.
						X
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company's 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/2/2014
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.16*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.17*	Fiscal 2014 Executive Incentive Plan	10-Q	001-05560	10.A	1/29/2014
10.18*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/30/2014
10.19*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.20*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.21*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Liam Griffin	10-Q	001-05560	10.X	5/7/2008
10.22*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Mark Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.23*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Donald Palette	10-Q	001-05560	10.II	5/7/2008
10.24*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.