Form 10-K/A
SKYWORKS SOLUTIONS, INC.
filed 2015-02-02
CIK 4127

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2014) was approximately $6,963,439,788. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 15, 2015, was 190,819,868.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended October 3, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on November 25, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2015 Annual Meeting of Stockholders is scheduled for May 12, 2015, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 15, 2015:

Name	Title
David J. Aldrich	Chairman of the Board and Chief Executive Officer
David J. McLachlan	Lead Independent Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Liam K. Griffin	President
Donald W. Palette	Executive Vice President and Chief Financial Officer
Bruce J. Freyman	Executive Vice President, Worldwide Operations
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
Victoria Vezina	Vice President, Human Resources
Directors
David J. Aldrich, age 58, serves as Chairman of the Board and Chief Executive Officer of the Company. From April 2000 until his election as Chairman in May 2014, Mr. Aldrich served as President and Chief Executive Officer and as a director of the Company. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, Mr. Aldrich served as Executive Vice President, and from May 1996 to May 1999, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components and IP networking solutions), including Manager of Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
We believe that Mr. Aldrich, who has led Skyworks for more than 14 years, is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position and investors. Further, as a result of his service as a director for Belden, Inc., a multinational public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross-board experience.
David J. McLachlan, age 76, has been a director since 2000 and Lead Independent Director since May 2014. He served as Chairman of the Board from May 2008 to May 2014. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the Board of Directors of Dyax Corp. (a publicly traded biotechnology company) and Deltagen, Inc. (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry).
We believe that Mr. McLachlan, the current Lead Independent Director, is qualified to serve as a director because he possesses a broad range of business experience as a result of his service as both chief financial officer and director for several public companies. In particular, Mr. McLachlan has in-depth experience handling complex accounting and finance issues for a broad range of companies. He has also served on the boards and audit and governance committees of other public companies (including as chairman of the audit committee), and serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee. In addition, Mr. McLachlan has extensive knowledge regarding Skyworks’ business, which he has acquired by serving for more than 14 years on the Board of Directors.
Kevin L. Beebe, age 55, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co. (a wireless communication company). He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded operator of wireless communications towers in North, South, and Central America), NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), and Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers).
We believe that Mr. Beebe is qualified to serve as a director because of his 18 years of experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.
Timothy R. Furey, age 56, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets). Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over 16 years of service on the Board of Directors, including, for the past 11 years, as the Chairman of the Compensation Committee.
Balakrishnan S. Iyer, age 58, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the Boards of Directors of Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company). He served as a director of Conexant from February 2002 until April 2011, and as a director of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher Scientific Inc.
We believe that Mr. Iyer is qualified to serve as a director because his experience as an executive officer of companies in the technology industry provides him with leadership, strategic, and financial experience. Through his experiences as a director at the public companies listed above (including as a member of certain audit, governance and compensation committees) he provides the Board of Directors with significant financial expertise as a designated “audit committee financial expert” for Skyworks’ Audit Committee, bringing specific application to our industry, as well as a broad understanding of corporate governance topics.
Christine King, age 65, has been a director since January 2014. She served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition by Microchip Technology, Inc., in 2012. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. Ms. King serves on the Boards of Directors of Cirrus Logic, Inc., IDACORP, Inc., and QLogic Corporation (each a publicly traded company), and on the Board of Directors of Idaho Power Company (a subsidiary of

IDACORP). She previously served as a director of Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
We believe that Ms. King is qualified to serve as a director because of her extensive management and operational experience in the high tech and semiconductor industries. In particular, through her experience as Chief Executive Officer of Standard Microsystems and AMI Semiconductor, as well as her service as a director of other public companies, Ms. King provides the Board of Directors with significant strategic, operational, and financial expertise.
David P. McGlade, age 54, has been a director since February 2005. He currently serves as Chairman and Chief Executive Officer of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services), and effective April 1, 2015, he will transition to the position of Executive Chairman. Mr. McGlade was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
We believe that Mr. McGlade is qualified to serve as a director because of his 31 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic, and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
Robert A. Schriesheim, age 54, has been a director since May 2006. He has been Executive Vice President and Chief Financial Officer of Sears Holdings since August 2011. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund). Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim was also a director of Lawson Software until its sale in July 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
We believe that Mr. Schriesheim is qualified to serve as a director because of his extensive knowledge of the capital markets, experience with corporate financial capital structures, and long history of evaluating and structuring merger and acquisition transactions within the technology sector. Mr. Schriesheim also has significant experience, as a senior executive and director in both public and private companies in the technology sector, leading companies through major strategic and financial corporate transformations while doing business in the global marketplace. He also serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee.
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment and a commitment of service to Skyworks.
Executive Officers (other than Chief Executive Officer)
Liam K. Griffin, age 48, joined the Company in August 2001 and has served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc., and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
Donald W. Palette, age 57, joined the Company in August 2007 and has served as Executive Vice President and Chief Financial Officer since May 2014. He served as Vice President and Chief Financial Officer from August 2007 to May 2014. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning in 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex (a leading manufacturer of fire protection and security systems). Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company (a leading manufacturer of high speed mail insertion and sorting equipment).

Bruce J. Freyman, age 54, joined the Company in May 2005 and has served as Executive Vice President, Worldwide Operations since May 2014. He also served as Senior Vice President, Worldwide Operations from November 2010 to May 2014 and as Vice President, Operations from May 2005 to November 2010. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
Mark V.B. Tremallo, age 58, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
Victoria Vezina, age 47, joined the Company in December 2013 and serves as Vice President, Human Resources. Previously, from July 2012 to December 2013, Ms. Vezina was Vice President of Talent Management and Development and Vice President of Human Resources for Corporate Global Functions at Thermo Fisher Scientific Inc. From January 2010 to June 2012, she was Vice President of Human Resources for Thermo Fisher’s clinical diagnostics division. Before joining Thermo Fisher in July 2008, Ms. Vezina held human resources positions at Comcast Corporation, Boston Consulting Group Inc. and PricewaterhouseCoopers LLP.
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
Audit Committee Financial Expert: The Board of Directors has determined that each of Messrs. Schriesheim (Chairman), Iyer and McLachlan meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable NASDAQ Rules, and qualifies as “independent” as defined under the applicable NASDAQ Rules.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended October 3, 2014 (“fiscal year 2014”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made.
Code of Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website at http://www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed by posting any such amendment or waivers on our website pursuant to SEC requirements and NASDAQ Rules.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2014 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2014, our Named Executive Officers were:

•	David J. Aldrich, Chairman and Chief Executive Officer;

•	Donald W. Palette, Executive Vice President and Chief Financial Officer;

•	Liam K. Griffin, President;

•	Bruce J. Freyman, Executive Vice President, Worldwide Operations; and

•	Victoria Vezina, Vice President, Human Resources.
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“IRC”), and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including salary, short-term incentives and long-term stock-based awards, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.
Compensation Program Objectives
The objectives of our executive compensation program are to attract, retain and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company’s financial performance and increases in stockholder value. Accordingly, the Compensation Committee’s goals in establishing our executive compensation program include:

•	ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;

•	providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;

•	providing short-term variable compensation that motivates executives and rewards them for achieving Company financial performance targets;

•	providing long-term stock-based compensation that aligns the interest of our executives with stockholders and rewards them for increases in stockholder value; and

•	ensuring that our executive compensation program is perceived as fundamentally fair to all of our employees.
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
Role of Chief Executive Officer
The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports. These recommendations include an assessment of each individual’s responsibilities, experience, performance and contribution to the Company’s performance, and also generally take into account internal factors such as historical compensation and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2014, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 26 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies) and (ii) the “peer” group data for 19 publicly traded semiconductor companies with which the Company competes for executive talent:

*Altera	*International Rectifier	*NVIDIA
*Analog Devices	*Linear Technology	*ON Semiconductor
*Avago Technologies	*LSI	*RF Micro Devices
*Broadcom	*Marvell Technology	*TriQuint Semiconductor
*Cree	*Maxim Integrated Products	*Xilinx
*Cypress Semiconductor	*Microchip Technology
*Fairchild Semiconductor	*Microsemi
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2014 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the award levels and performance targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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
In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the considerable length of our Chief Executive Officer’s 20 years of service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets and short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for fiscal year 2014 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.
Response to Stockholder Vote on Executive Compensation at 2014 Annual Meeting
At our 2014 Annual Meeting of stockholders, approximately 96% of the votes cast approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2014 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2014. However, our Compensation Committee still undertook a review of our compensation policies and determinations following the 2014 Annual Meeting with the assistance of Aon/Radford. After this review and consideration of evolving best practices in executive compensation by public companies generally, upon the recommendation of our Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
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
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2014 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for each Named Executive Officer for fiscal year 2014 increased on average 5.0% from the Named Executive Officer’s base salary in fiscal year 2013 (excluding Ms. Vezina, whose employment with the Company commenced in December 2013), and ranged from an increase of 2.6% to 8.8%. Effective as of May 6, 2014, at the time of his promotion to President, Mr. Griffin received an additional 7.5% increase in his base salary, which reflected his increased responsibilities.
Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2014, the Compensation Committee adopted the 2014 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established on an annual basis. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of preestablished performance goals that are generally short-term (i.e., one year or less). Pursuant to the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal (referred to as the “maximum” level). Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” level, which is designed to be above the median short-term compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term compensation payment would be made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2014 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	75%	150%	300%
Chief Financial Officer	37.5%	75%	150%
President (1)	45%	90%	180%
Executive Vice President, Worldwide Operations	35%	70%	140%
Vice President, Human Resources	27.5%	55%	110%

(1)    Effective as of May 6, 2014, at the time of his promotion to President, the threshold, target, and maximum levels of Mr. Griffin’s short-term compensation were increased from 40%, 80%, and 160% of his annual base salary, respectively, to 45%, 90%, and 180% of his annual base salary, respectively.
The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him or her. For fiscal year 2014 the Compensation Committee determined that short-term incentive compensation payable under the Incentive Plan would be based on the Company’s performance for the entire fiscal year. Although in recent fiscal years the Compensation Committee has based short-term incentive payments on performance during two six-month performance periods, the Compensation Committee moved to an annual performance period for fiscal year 2014 to better align with business objectives. The Compensation Committee established performance goals for fiscal year 2014 based on achieving revenue and non-GAAP operating margin targets. Each of the two performance goals was weighted equally (50% each) toward each Named Executive Officer’s payment under the Incentive Plan. The non-GAAP operating margin performance goal is based on the Company’s actual non-GAAP operating margin, which it calculates by excluding from GAAP operating income stock compensation expense, restructuring-related charges, acquisition-related expenses, litigation settlement gains and losses and certain deferred executive compensation.
The Compensation Committee determines with respect to each performance goal the “threshold,” “target” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply.
Following the end of the fiscal year, the Compensation Committee determines the total amount of short-term compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal assigned to such executive against the “threshold,” “target” and “maximum” levels of achievement that it set for that performance goal. The Compensation Committee determines the amount of short-term compensation the executive is eligible to receive with respect to each performance goal as follows:

•
If the level of achievement for that performance goal falls below the “threshold” level, then the executive will not earn any short-term compensation with respect to that performance goal (absent an exercise of discretion by the Compensation Committee).

•
If the level of achievement for that performance goal is equal to the “threshold,” “target” or “maximum” level, then the executive earns the product obtained by multiplying (i) the “threshold,” “target” or “maximum” percentage, as applicable, times (ii) the executive’s base salary during the fiscal year, times (iii) the weighting assigned to that performance goal.

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
The target level performance goals established by the Compensation Committee under the Incentive Plan are based on the Company’s historical operating results and growth rates as well as the Company’s expected future results and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded. Typically, financial performance goals are set with the expectation that the “target” level will be higher than the consensus analyst estimates for the Company.
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a performance goal based on non-GAAP operating margin (after accounting for any incentive award payments, including those to be made under the Incentive Plan) at the “threshold” level. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term compensation awards in extraordinary circumstances.
The Company’s actual revenue and non-GAAP operating margin achieved in fiscal year 2014 each exceeded the respective maximum performance levels, resulting in a short-term compensation award for each Named Executive Officer equal to his or her maximum payment level, or 200% of the target payment level.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2014, the Compensation Committee made awards to each of the Named Executive Officers (with the exception of Ms. Vezina) on November 7, 2013, at a regularly scheduled Compensation Committee meeting. Stock options awarded to the Named Executive Officers at the meeting had an exercise price equal to the closing sale price on the meeting date of the Company’s common stock on the NASDAQ Global Select Market.
In making annual stock-based compensation awards to executive officers for fiscal year 2014, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made available for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual executive officer equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for the attraction and retention of executives, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group by executive position to determine the allocation of the available shares among the executive officers from the overall pool the Compensation Committee made available for equity awards for fiscal year 2014. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves preestablished performance metrics. A description of the PSAs, including the method by which they vest and the related performance metrics, is set forth below in the “Grants of Plan-Based Awards Table.”
On December 9, 2013, the Compensation Committee granted to Ms. Vezina a long-term stock-based compensation award in connection with the commencement of her employment with the Company, which was intended to incentivize her to accept an offer of employment with the Company and to align her performance with the goals and objectives of the executive team. The award to Ms. Vezina consisted of a stock option award, a PSA award, and a restricted stock award. The number of shares subject to the equity awards granted to her by the Compensation Committee was determined based on competitive data on new-hire awards to human resources executives in the semiconductor industry. The stock option award to Ms. Vezina had an exercise price equal to the closing price of the Company’s common stock on December 9, 2013. A description of each stock-based award granted to Ms. Vezina, including the vesting conditions thereof, is set forth below in the “Grants of Plan-Based Awards Table.”

On May 6, 2014, the Compensation Committee granted one-time restricted stock unit (“RSU”) awards to each of Messrs. Palette, Griffin, and Freyman in connection with their promotions to their current positions. A description of the RSU awards, including the vesting conditions thereof, is set forth below in the “Grants of Plan-Based Awards Table.”
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2014, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to approximately $14,000 per executive paid by the Company. In fiscal year 2014, Mr. Aldrich, Mr. Palette, and Ms. Vezina received financial planning services through Ayco. Mr. Aldrich, however, elected to pay personally for such services.
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
Severance and Change-in-Control Benefits
None of our executive officers, including the Named Executive Officers, has an employment agreement that provides a specific term of employment with the Company. Accordingly, the employment of any such employee may be terminated at any time. We do provide certain benefits to our Named Executive Officers upon certain qualifying terminations of employment and in connection with terminations of employment under certain circumstances following a change in control. A description of the material terms of our severance and change-in-control arrangements with the Named Executive Officers can be found immediately below and further below under “Potential Payments Upon Termination or Change in Control.”
The Company believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for up to two years after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his or her employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the agreement). In addition, provided he forfeits certain equity awards and agrees to serve on the Company’s Board of Directors for a minimum of two years, the Chief Executive Officer is entitled to certain severance benefits upon termination of his employment for any reason. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to his or her respective annual base salary and any short-term incentive earned.
Additionally, each Named Executive Officer would receive enhanced severance benefits and accelerated vesting of equity awards if his or her employment were terminated under certain circumstances in connection with a change in control of the Company. These benefits are described in detail further below under “Potential Payments Upon Termination or Change in Control.” The Company believes these enhanced severance benefits and accelerated vesting are appropriate because the occurrence, or potential occurrence, of a change-in-control transaction would likely create uncertainty regarding the continued employment of executive officers that typically occurs in a change-in-control context, and such severance benefits and accelerated vesting encourage the Named Executive Officers to remain employed with the Company through the change-in-control process and to focus on enhancing stockholder value both before and during the process. In addition, the vesting protection helps assure the

Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company.
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers (including our Named Executive Officers) with those of our stockholders. Under the Executive Officer Ownership guidelines, our Chief Executive Officer is required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times his current base salary or (b) 382,200 shares; our President is required to hold the lower of (a) the number of shares with a fair market value equal to three (3) times his current base salary or (b) 114,000 shares; our Executive Vice President and Chief Financial Officer and our Executive Vice President, Worldwide Operations, are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary or (b)  89,800 or 92,500 shares, respectively; and our Vice President, Human Resources is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times her current base salary or (b) 60,000 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2015, all of our Named Executive Officers were in compliance with the stock ownership guidelines (with the exception of Ms. Vezina, who has until the third anniversary of her commencement of employment with the Company to comply with the guidelines).
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

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2014, our fiscal year ended September 27, 2013 (“fiscal year 2013”), and our fiscal year ended September 28, 2012 (“fiscal year 2012”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich	2014	747,769	2,474,753	1,455,384	2,220,000	14,717	6,912,623
Chairman and	2013	677,846	2,482,480	1,634,185	991,702	14,435	5,800,648
Chief Executive Officer	2012	657,523	1,717,200	1,310,910	358,963	13,948	4,058,544
Donald W. Palette	2014	413,535	1,983,526	415,824	610,500	27,664	3,451,049
Executive Vice President and	2013	392,846	640,640	380,675	288,031	23,854	1,726,046
Chief Financial Officer	2012	373,277	667,800	436,970	122,374	12,533	1,612,954
Liam K. Griffin	2014	485,923	2,657,829	675,714	807,243	11,225	4,637,934
President	2013	435,692	800,800	543,822	342,234	19,523	2,142,071
	2012	397,846	667,800	436,970	180,863	20,471	1,703,950
Bruce J. Freyman	2014	406,615	1,639,190	332,659	560,000	11,666	2,950,130
Executive Vice President,	2013	388,923	560,560	326,293	265,426	25,366	1,566,568
Worldwide Operations	2012	378,923	610,560	393,273	86,674	24,762	1,494,192
Victoria Vezina (4)	2014	248,077	1,175,154	234,096	265,784	14,581	1,937,692
Vice President, Human Resources

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of stock options, PSAs, RSUs and restricted stock awards granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2012 and 2013, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be two (2) times the amounts shown in the table. For fiscal year 2014, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be $3,611,003 for Mr. Aldrich, $2,324,401 for Mr. Palette, $3,213,329 for Mr. Griffin, $1,916,940 for Mr. Freyman, and $1,388,379 for Ms. Vezina. For a description of the assumptions used in calculating the fair value of equity awards in 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For the first half of fiscal year 2013 as well as for fiscal year 2014, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2013: $165,502; FY 2014: $1,110,000), Mr. Palette (FY 2013: $48,069; FY 2014: $305,250), Mr. Griffin (FY 2013: $57,114; FY 2014: $403,622), Mr. Freyman (FY 2013: $44,296; FY 2014: $280,000) and Ms. Vezina (FY 2014: $132,892). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on May 7, 2013, and November 7, 2013, with respect to fiscal year 2013, and on November 10, 2014, with respect to fiscal year 2014, which are the respective dates that the payments under the respective executive incentive plans were approved by the Compensation Committee. For fiscal year 2012, no common stock was awarded in lieu of cash since the Company did not exceed any “target” performance metric included in the 2012 executive incentive plan.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, financial planning services, and dividend accruals on unvested shares of restricted stock (which become payable when the underlying shares vest).

(4)	Ms. Vezina began her employment with the Company on December 9, 2013, and became an executive officer of the Company effective as of May 6, 2014.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2014, including incentive awards payable under our Fiscal Year 2014 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)		Options (#)(3)	($/Sh) (4)	Option Awards ($)
David J. Aldrich		555,000	1,110,000	2,220,000
	11/7/2013				45,000	90,000	180,000					2,474,753	(9)
	11/7/2013									140,000	25.25	1,455,384	(10)
Donald W. Palette		152,625	305,250	610,500
	11/7/2013				13,500	27,000	54,000					742,426	(9)
	11/7/2013									40,000	25.25	415,824	(10)
	5/6/2014							30,000	(6)			1,241,100	(11)
Liam K. Griffin		201,811	403,622	807,243
	11/7/2013				22,000	44,000	88,000					1,209,879	(9)
	11/7/2013									65,000	25.25	675,714	(10)
	5/6/2014							35,000	(7)			1,447,950	(11)
Bruce J. Freyman		140,000	280,000	560,000
	11/7/2013				11,000	22,000	44,000					604,940	(9)
	11/7/2013									32,000	25.25	332,659	(10)
	5/6/2014							25,000	(6)			1,034,250	(11)
Victoria Vezina (5)		66,446	132,892	265,784
	12/9/2013				7,500	15,000	30,000					464,404	(12)
	12/9/2013							25,000	(8)			710,750	(13)
	12/9/2013									20,000	28.43	234,096	(14)

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

(2)
The amounts shown represent shares potentially issuable pursuant to PSAs granted on November 7, 2013 (or on December 9, 2013, with respect to Ms. Vezina), under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY14 PSAs”). The FY14 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP operating margin achieved (related to 50% of the shares underlying the award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (related to the other 50% of the shares underlying the award) during the performance period against a range of pre-established targets. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Comparator Group and excludes any such company that during fiscal year 2014 is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY14 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two (2) times the “target” number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the FY14 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.

The “continued employment” condition of the FY14 PSAs provides that, to the extent that the non-GAAP operating margin and TSR percentile ranking performance metrics are met for the fiscal year, then twenty-five percent (25%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, twenty-five percent (25%) of such shares would be issuable to the executive on the second anniversary of the grant date, and the remaining fifty percent (50%) of such shares would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY14 PSA (or his or her estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

(3)
The options vest over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date. Options may not be exercised more than three months after the executive ceases to be employed by the Company, except in the event of certain qualifying terminations of employment, including by reason of death or permanent disability, in which event the option may be exercised for specific periods not exceeding one year following the termination of employment (or eighteen (18) months, in the case of a qualifying termination of employment following a change in control).

(4)	Stock options awarded to executive officers have an exercise price equal to the closing price of the Company’s common stock on the grant date.

(5)
Ms. Vezina began her employment with the Company on December 9, 2013, and she was therefore eligible to receive a prorated award under the Incentive Plan reflecting the portion of fiscal year 2014 during which she was employed by the Company.

(6)
Represents shares underlying RSU awards granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. Each RSU award vests in full on May 6, 2017, provided the executive remains employed by the Company through such vesting date.

(7)
Represents shares underlying an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date.

(8)
Represents shares of restricted stock granted on December 9, 2013, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The first 5,000 shares of restricted stock vested on March 1, 2014. The remaining 20,000 shares of restricted stock vest over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date.

(9)
Reflects the grant date fair value of the FY14 PSAs granted on November 7, 2013, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $25.25 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on November 7, 2013, to value the portion of the award related to non-GAAP operating margin, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

(10)
Reflects the grant date fair value of the stock options granted on November 7, 2013, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

(11)
Reflects the grant date fair value of the RSUs granted on May 6, 2014, computed in accordance with the provisions of ASC 718 using a price of $41.37 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 6, 2014.

(12)
Reflects the grant date fair value of the FY14 PSAs granted on December 9, 2013, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $28.43 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on December 9, 2013, to value the portion of the award related to non-GAAP operating margin, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

(13)
Reflects the grant date fair value of the restricted stock award, computed in accordance with the provisions of ASC 718 using a price of $28.43 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on December 9, 2013.

(14)
Reflects the grant date fair value of the stock options granted on December 9, 2013, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
David J. Aldrich	130,000	0		12.07	11/10/2016	52,153	(7)	2,881,453
	123,750	41,250	(2)	23.80	11/9/2017	174,003	(8)	9,613,666
	75,000	75,000	(3)	19.08	11/10/2018	180,000	(9)	9,945,000
	45,075	135,225	(4)	20.02	11/8/2019
	0	140,000	(5)	25.25	11/7/2020
Donald W. Palette	25,000	0		12.07	11/10/2016	20,282	(7)	1,120,581
	27,500	13,750	(2)	23.80	11/9/2017	44,904	(8)	2,480,946
	25,000	25,000	(3)	19.08	11/10/2018	54,000	(9)	2,983,500
	10,500	31,500	(4)	20.02	11/8/2019	30,000	(10)	1,657,500
	0	40,000	(5)	25.25	11/7/2020
Liam K. Griffin	27,500	13,750	(2)	23.80	11/9/2017	20,282	(7)	1,120,581
	25,000	25,000	(3)	19.08	11/10/2018	56,130	(8)	3,101,183
	9,000	45,000	(4)	20.02	11/8/2019	88,000	(9)	4,862,000
	0	65,000	(5)	25.25	11/7/2020	35,000	(11)	1,933,750
Bruce J. Freyman	13,101	0		12.07	11/10/2016	18,543	(7)	1,024,501
	41,250	13,750	(2)	23.80	11/9/2017	39,291	(8)	2,170,828
	22,500	22,500	(3)	19.08	11/10/2018	44,000	(9)	2,431,000
	9,000	27,000	(4)	20.02	11/8/2019	25,000	(10)	1,381,250
	0	32,000	(5)	25.25	11/7/2020
Victoria Vezina	0	20,000	(6)	28.43	12/9/2020	30,000	(9)	1,657,500
						20,000	(12)	1,105,000

(1)	Reflects a price of $55.25 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 3, 2014.

(2)	These options were granted on November 9, 2010, and vested at a rate of 25% per year on each anniversary of the grant date until they became fully vested on November 9, 2014.

(3)	These options were granted on November 10, 2011, and vest at a rate of 25% per year on each anniversary of the grant date through November 10, 2015.

(4)	These options were granted on November 8, 2012, and vest at a rate of 25% per year on each anniversary of the grant date through November 8, 2016.

(5)	These options were granted on November 7, 2013, and vest at a rate of 25% per year on each anniversary of the grant date through November 7, 2017.

(6)	These options were granted on December 9, 2013, and vest at a rate of 25% per year on each anniversary of the grant date through December 9, 2017.

(7)
Represents shares issuable under the PSAs granted on November 10, 2011, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY12 PSAs”). The FY12 PSAs vested at a rate of 33 1/3% on each anniversary of the grant date until they became fully vested on November 10, 2014.

(8)
Represents shares issuable under the PSAs granted on November 8, 2012, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY13 PSAs”). Twenty-five percent (25%) of the shares earned under the FY13

PSAs were issued on each of November 8, 2013, and November 8, 2014, and the remaining fifty percent (50%) of the shares earned will be issued on November 8, 2015, provided the executive meets the continued employment condition.

(9)
Represents shares issuable under the FY14 PSAs (awarded on November 7, 2013, or in the case of Ms. Vezina, on December 9, 2013, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above). With respect to the FY14 PSAs, the Company achieved the “maximum” level of performance and, accordingly, on November 10, 2014, the Company issued twenty-five percent (25%) of the number of shares earned by each executive under his or her FY14 PSA. Twenty-five percent (25%) of the shares earned under the FY14 PSAs will be issued on November 7, 2015, and the remaining fifty percent (50%) of the shares earned will be issued on November 7, 2016, provided the executive meets the continued employment condition.

(10)	Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests in full on May 6, 2017.

(11)
Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through May 6, 2018.

(12)
Represents restricted stock granted on December 9, 2013, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The first 5,000 shares of restricted stock vested on March 1, 2014, and the remaining 20,000 shares of restricted stock vest over four years at a rate of 25% per year on each anniversary of the grant date through December 9, 2017.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David J. Aldrich	470,000	12,086,659	180,919	4,561,713
Donald W. Palette	55,000	1,584,215	58,838	1,482,769
Liam K. Griffin	71,000	2,192,008	62,580	1,577,629
Bruce J. Freyman	84,399	2,588,267	55,229	1,391,629
Victoria Vezina	0	0	5,000	181,000

(1)
The value realized on exercise is based on the amount by which the market price of a share of the Company’s common stock on the dates of exercise exceeded the applicable exercise price per share of the exercised option.

(2)
The value realized upon vesting is determined by multiplying (a) the number of shares underlying the stock awards that vested, by (b) the closing price of the Company’s common stock on the NASDAQ Global Select Market on the applicable vesting date.

Nonqualified Deferred Compensation Table
As described above under “Components of Compensation—Other Compensation and Benefits,” Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active, and he elected to be paid his aggregate account balance under the plan in a single lump sum upon his future retirement or other separation from service. Mr. Aldrich’s contributions are credited with earnings/losses based upon the performance of the investments he selects.
The following table summarizes Mr. Aldrich’s aggregate earnings and aggregate account balance under the Executive Compensation Plan in fiscal year 2014. In fiscal year 2014, there were no withdrawals by or distributions to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich	130,444	1,124,458

(1)
Balance as of October 3, 2014. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

Potential Payments Upon Termination or Change in Control
Mr. Aldrich
In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a lump sum payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then-outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, the Aldrich Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.
The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a lump sum payment equal to two (2) times the sum of (A) his annual base salary immediately prior to such termination and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three (3) years prior to the year in which the termination occurs or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any PSAs outstanding, shares subject to such award would have been deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
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
On December 16, 2014, the Company received a letter from Mr. Aldrich in which he set forth his desire and agreement, effective as of the date of the letter, to waive his rights to any gross-up payment he would be eligible to receive under the Aldrich Agreement, with respect to excise taxes incurred under Section 4999 of the IRC. With the exception of any future gross-up payment to which Mr. Aldrich previously would have been entitled under the Aldrich Agreement, such agreement remains in full force and effect.
The terms “change of control,” “cause,” and “good reason” are each defined in the Aldrich Agreement.
Messrs. Palette, Griffin, and Freyman
In January 2008, the Company entered into Change of Control / Severance Agreements with each of Messrs. Palette, Griffin, and Freyman (each a “COC Agreement”). Each COC Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, the executive either (i) is involuntarily terminated without cause or (ii) terminates his employment for good reason. The severance benefits provided to the executive in such circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) his annual base salary immediately prior to the change of control and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three (3) years prior to the year in which the change of control occurs or (y) the target annual short-term incentive award for the year in which the change of control occurs), which payment will be made in a single lump sum, except in the case of Mr. Freyman, who will receive the payment in a series of equal biweekly installments over a twelve (12) month period; (ii) all then-outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. The foregoing payments are subject to a gross-up payment limited to a maximum of $500,000 for any applicable excise taxes incurred under Section 4999 of the IRC. Additionally, in the event of a change of control, each COC Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.
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
Each COC Agreement is intended to be compliant with Section 409A of the IRC. Each COC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and, except for Mr. Freyman’s COC Agreement, each contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Freyman’s COC Agreement contains non-solicitation provisions applicable to him while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
The terms “change of control,” “cause,” and “good reason” are each defined in the COC Agreements. Change of control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation or asset sale; or (iv) the approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in base compensation or authority, duties or responsibility, (ii) a material change in office location, or (iii) any action or inaction constituting a material breach by the Company of the terms of the agreement.
Each COC Agreement had an initial two (2) year term, which was thereafter renewed on an annual basis for five (5) additional years before each COC Agreement expired pursuant to its terms on January 22, 2015, and was replaced by a new Change in Control / Severance Agreement, as described below.
Ms. Vezina
The Company entered into an offer letter with Ms. Vezina in connection with the commencement of her employment in December 2013 (the “Vezina Agreement”). The Vezina Agreement sets out severance benefits that become payable if, within twelve (12) months after a change of control, Ms. Vezina’s employment with the Company is involuntarily terminated without cause. The severance benefits provided to Ms. Vezina in such circumstances will consist of the following: (i) a payment equal to two (2) times the sum of (A) her annual base salary immediately prior to the change of control and (B) her target annual short-term incentive award for the year in which the change of control occurs, which payment will be made in a series of equal biweekly installments over a twelve (12) month period; (ii) all then-outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for eighteen (18) months after the termination date. Additionally, in the event of a change of control, the Vezina Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.
The Vezina Agreement also sets out severance benefits outside a change of control that become payable if Ms. Vezina’s employment with the Company is involuntarily terminated without cause. The severance benefits provided to Ms. Vezina under such circumstance will consist of the following: (i) a payment equal to the sum of (x) her then-current annual base salary and (y) any short-term incentive award then due, which payment will be made in a series of equal biweekly installments over a twelve (12) month period; and (ii) all then-vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms). In the event of Ms. Vezina’s death or permanent disability, all outstanding stock options will vest and remain exercisable for a period of twelve (12) months, in the case of death, or six (6) months, in the case of permanent disability, following the termination of employment (but not beyond the expiration of their respective maximum terms).
The Vezina Agreement is intended to be compliant with or exempt from Section 409A of the IRC. The Vezina Agreement requires that Ms. Vezina sign a release of claims in favor of the Company before she is eligible to receive any severance benefits under the agreement, and it contains non-compete and non-solicitation provisions applicable to Ms. Vezina while she is employed by the Company and for a period of twenty-four (24) months following the termination of her employment.
The terms “change of control” and “cause” are each defined in the Vezina Agreement. Change of control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation or asset sale; or (iv) stockholder approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or inattention to or neglect of duties.
The Vezina Agreement, which provided for the above severance benefits in the event of Ms. Vezina’s termination of employment, or in the event of a change of control, in either case within two years from the date she commenced employment, was replaced and superseded by a new Change in Control / Severance Agreement, effective January 22, 2015, as described below.
New CIC Agreements
On December 16, 2014, the Company entered into new Change in Control / Severance Agreements (the “New CIC Agreements”) with each of Messrs. Griffin, Palette, and Freyman and Ms. Vezina, each of which became effective on January 22, 2015, upon the expiration of the COC Agreements and in supersession of the Vezina Agreement. Each New CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause or (ii) terminated by the executive for good reason (a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances will consist of the following: (i) a lump sum payment equal to two (2) times the sum of (A) his or her annual base salary immediately prior to the change in control, and (B) his or her annual short-term cash incentive award (calculated as the greater of (x) the average of the annual short-term cash incentive payments received for each of the three years prior to the year in which the change in control occurs or (y) the target annual short-term cash incentive award for the year in which the change in control occurs); (ii) all of the executive’s then-outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) Company-paid COBRA continuation coverage under the Company’s group health plans for up to eighteen (18) months after the termination date.
Each New CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control all such outstanding equity awards will continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards will be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such the awards will accelerate in full as of the change in control, along with outstanding equity awards that were granted prior to January 22, 2015, which pursuant to their terms would also accelerate upon a change in control.
Each New CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a lump sum payment equal to the sum of (x) his or her annual base salary (or one and one-quarter (1.25) times his annual base salary, in the case of Mr. Griffin), and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) Company-paid COBRA continuation coverage under the Company’s group health plans for up to twelve (12) months (fifteen (15) months, in the case of Mr. Griffin) after the termination date.
In the event of the executive’s death or permanent disability (within the meaning of Section 22(e)(3) of the IRC), each New CIC Agreement provides for full acceleration of the vesting of all then-outstanding equity awards subject to time-based vesting (including stock options, restricted stock awards, RSU awards, and all performance-based equity awards where the performance period has ended and the shares are earned but unissued). Each New CIC Agreement also provides that for a performance-based equity award where the executive’s death or permanent disability occurs prior to the end of the performance period, such award will be deemed earned as to the greater of (i) the target level of shares for such award, or (ii) the number of shares that would have been earned pursuant to the terms of such award had the executive remained employed through the end of the performance period, and such earned shares will become vested and issuable to the executive after the performance period ends. In addition, all outstanding stock options will remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
Each New CIC Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term, which is thereafter renewable on an annual basis for up to five (5) additional years upon mutual agreement of the Company and the executive. The payments due to each executive under his or her New CIC Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in the executive retaining a larger amount, on an after-tax basis, than if he or she had received all of the payments due.
Additionally, each New CIC Agreement requires that the executive sign a release of claims in favor of the Company before he or she is eligible to receive any benefits under the agreement. Mr. Palette’s and Ms. Vezina’s New CIC Agreements each contain non-compete and non-solicitation provisions applicable to the executive while he or she is employed by the Company and for a period of twenty-four (24) months following the termination of his or her employment. Mr. Griffin’s and Mr. Freyman’s New CIC Agreements each contain non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
The terms “change in control,” “cause,” and “good reason” are each defined in the New CIC Agreements. Change in control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation or asset sale; or (iv) stockholder approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in the executive’s base compensation, authority, duties or responsibilities, (ii) a material diminution in the authority, duties or responsibilities of the executive’s supervisor, (iii) a material change in the executive’s office location, or (iv) any action or inaction constituting a material breach by the Company of the terms of the agreement.

The following table summarizes the payments and benefits that would be made to the Named Executive Officers under the change of control / severance agreements between the Named Executive Officers and the Company that were in effect as of October 3, 2014, in the following circumstances as of such date:

•	termination without cause outside of a change in control;

•	termination without cause or for good reason after a change in control;

•	upon a change in control not involving a termination of employment; and

•	in the event of a termination of employment because of death or disability.

The accelerated equity values in the table reflect a price of $55.25 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 3, 2014. The table does not reflect any equity awards made after October 3, 2014.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Change in Control w/o Termination ($)(1)	Death/ Disability ($)
David J. Aldrich(2)(3)	Salary and Short-Term Incentive	3,836,529 (5)	4,795,661 (6)	—	—
	Accelerated Options	12,974,039	12,974,039	12,974,039	12,974,039
	Accelerated PSAs	22,440,119	22,440,119	22,440,119	22,440,119
	Medical	—	23,518	—	—
	Excise Tax Gross-Up(4)	—	—	—	—
	TOTAL	39,250,687	40,233,337	35,414,158	35,414,158
Donald W. Palette(3)	Salary and Short-Term Incentive	407,000 (7)	1,536,078 (5)	—	—
	Accelerated Options	—	3,646,433	3,646,433	3,646,433
	Accelerated RSUs	—	1,657,500	1,657,500	1,657,500
	Accelerated PSAs	—	6,585,027	6,585,027	6,585,027
	Medical	—(8)	23,948	—	—
	Excise Tax Gross-Up(4)	—	—	—	—
	TOTAL	407,000	13,448,986	11,888,960	11,888,960
Liam K. Griffin(3)	Salary and Short-Term Incentive	500,000 (7)	1,908,856 (5)	—	—
	Accelerated Options	—	4,872,038	4,872,038	4,872,038
	Accelerated RSUs	—	1,933,750	1,933,750	1,933,750
	Accelerated PSAs	—	9,083,763	9,083,763	9,083,763
	Medical	—(8)	23,948	—	—
	Excise Tax Gross-Up(4)	—	—	—	—
	TOTAL	500,000	17,822,355	15,889,551	15,889,551
Bruce J. Freyman(3)	Salary and Short-Term Incentive	400,000 (7)	1,487,881 (5)	—	—
	Accelerated Options	—	3,157,473	3,157,473	3,157,473
	Accelerated RSUs	—	1,381,250	1,381,250	1,381,250
	Accelerated PSAs	—	5,626,329	5,626,329	5,626,329
	Medical	—(8)	23,948	—	—
	Excise Tax Gross-Up(4)	—	—	—	—
	TOTAL	400,000	11,676,881	10,165,052	10,165,052
Victoria Vezina(3)	Salary and Short-Term Incentive	300,000 (7)	930,000 (5)	—	—
	Accelerated Options	—	536,400	536,400	536,400
	Accelerated Restricted Stock	—	1,105,000	1,105,000	1,105,000
	Accelerated PSAs	—	1,657,500	1,657,500	1,657,500
	Medical	—(8)	23,518	—	—
	Excise Tax Gross-Up(4)	—	—	—	—
	TOTAL	300,000	4,252,418	3,298,900	3,298,900

(1)
Under the New CIC Agreements entered into on December 16, 2014, between the Company and each of Messrs. Palette, Griffin, and Freyman and Ms. Vezina, equity awards granted to such Named Executive Officers after January 22, 2015, will not be subject to acceleration solely upon a change in control of the Company (unless the successor or surviving company does not agree to assume, or to substitute for, outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, in which case the awards would accelerate in full as of the change in control). Vesting of such awards would accelerate only in the event of a qualifying termination of employment within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, or in the event of a termination of employment by reason of the executive’s death or permanent disability.

(2)
A “Good Reason” termination in connection with a change in control for Mr. Aldrich includes voluntarily terminating employment following such change in control. Mr. Aldrich is also entitled to the severance benefits in the first column of the table in the event he terminates his employment for “Good Reason” outside of a change in control. In the event Mr. Aldrich voluntarily terminated his employment on October 3, 2014, outside of a change in control, he would have received a total of $32,178,187, consisting of the following: cash ($3,836,529); accelerated options ($10,874,039); and accelerated PSAs ($17,467,619).

(3)
Excludes the value of accrued vacation/paid time off required by law to be paid upon termination. For Mr. Aldrich, excludes any distributions under the Executive Compensation Plan (see the discussion above regarding this inactive plan in the “Nonqualified Deferred Compensation Table”).

(4)
Pursuant to the waiver letter received by the Company from Mr. Aldrich on December 16, 2014, and pursuant to the New CIC Agreements, none of the Named Executive Officers is currently entitled to any future excise tax gross-up payment. Based on the assumptions set forth in the table above, no Named Executive Officer would have received any excise tax gross-up upon a termination of employment on October 3, 2014, pursuant to his or her then-current agreement with the Company.

(5)
Represents an amount equal to two (2) times the sum of (A) the Named Executive Officer’s annual base salary as of October 3, 2014, and (B) an Incentive Plan payment, which for Ms. Vezina is equal to her Incentive Plan payment at the “target” level, and for Messrs. Aldrich, Palette, Griffin, and Freyman is equal to the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2011, 2012 and 2013, since such average is greater than the “target” payout level.

(6)
Represents an amount equal to two and one-half (2 1/2) times the sum of (A) Mr. Aldrich’s annual base salary as of October 3, 2014, and (B) an Incentive Plan payment equal to the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2011, 2012 and 2013, since such average is greater than the “target” payout level.

(7)
Represents an amount equal to the Named Executive Officer’s annual base salary as of October 3, 2014. Under his New CIC Agreement entered into on December 16, 2014, Mr. Griffin would be entitled to a severance payment equal to one and one-quarter (1.25) times his annual base salary after a qualifying termination of employment not in connection with a change in control.

(8)
Under the New CIC Agreements entered into on December 16, 2014, Messrs. Palette, Griffin, and Freyman and Ms. Vezina would each be entitled to Company-paid COBRA continuation coverage under the Company’s group health plans for up to twelve (12) months (fifteen (15) months, in the case of Mr. Griffin) after his or her qualifying termination of employment not in connection with a change in control. Such Named Executive Officers would not have been entitled to Company-paid COBRA continuation coverage upon a termination of employment on October 3, 2014, pursuant to their then-current agreements with the Company.

Director Compensation
Cash Compensation
Prior to January 2014, non-employee directors of the Company were paid, in quarterly installments, an annual retainer of $55,000. The annual retainer for non-employee directors was increased to $57,500, effective as of January 2014, and was further increased to $60,000, effective as of January 2015. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($40,000, which increased to $50,000 effective as of January 2014); the Chairman of the Audit Committee ($20,000); the Chairman of the Compensation Committee ($15,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000); non-chair member of Compensation Committee ($7,500); and non-chair member of Nominating and Corporate Governance Committee ($5,000). If the Chairman of the Board is an employee of the Company, the Chairman’s retainer will be paid to the Lead Independent Director, if one has been appointed. In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
Equity Compensation
Currently, any newly appointed non-employee director will receive an initial equity grant composed of a combination of a stock option and restricted stock having an aggregate value of approximately $220,000, with such value allocated equally (i.e., 50%/50%) between the stock option and the restricted stock, and with the stock option having an exercise price equal to the fair market value of the common stock on the date of grant. Effective as of January 2014, following each annual meeting of stockholders, each non-employee director who is reelected will receive a restricted stock award having a value of approximately $170,000. The number of shares issued to non-employee directors pursuant to initial restricted stock grants and annual restricted stock grants is determined by dividing the approximate value of the award, as disclosed above, by the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for each trading day during the 30 consecutive trading day period ending on, and including, the grant date. Unless otherwise determined by the Board of Directors, any nonqualified stock options awarded under the 2008 Director Long-Term Incentive Plan will vest in four (4) equal annual installments on the anniversary of the date of grant, and any restricted stock awards under the 2008 Director Long-Term Incentive Plan will vest in three (3) equal annual installments on the anniversary of the date of grant. In the event of a change in control of the Company, the outstanding options and restricted stock under the 2008 Director Long-Term Incentive Plan will become fully exercisable and deemed fully vested, respectively.
No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich is currently the only director who is also an employee of the Company.
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David J. McLachlan, Lead Independent Director	119,375	184,097 (3)	—	1,483	304,955
Kevin L. Beebe	74,375	184,097 (3)	—	1,483	259,955
Timothy R. Furey	76,875	184,097 (3)	—	1,483	262,455
Balakrishnan S. Iyer	76,875	184,097 (3)	—	1,483	262,455
Christine King	46,875	296,577 (3)(4)	102,509 (5)	870	446,831
David P. McGlade	69,375	184,097 (3)	—	1,483	254,955
Robert A. Schriesheim	82,500	184,097 (3)	—	1,483	268,080

(1)
The non-employee members of the Board of Directors who held such positions on October 3, 2014, held the following aggregate number of unexercised options and unvested restricted stock awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Shares of Restricted Stock
David J. McLachlan, Lead Independent Director	30,000	11,191
Kevin L. Beebe	30,000	11,191
Timothy R. Furey	—	11,191
Balakrishnan S. Iyer	21,000	11,191
Christine King	9,606	8,405
David P. McGlade	—	11,191
Robert A. Schriesheim	—	11,191

(2)
Reflects dividend accruals on unvested shares of restricted stock granted prior to April 2014, when Skyworks declared its first quarterly dividend, because these dividends were not included in the grant date fair value of such restricted stock awards. Accrued dividends become payable when the underlying shares of restricted stock vest.

(3)
Reflects the grant date fair value of 4,450 restricted shares of the Company’s common stock granted on May 6, 2014, to each non-employee director elected at the 2014 Annual Meeting of stockholders, computed in accordance with the provisions of ASC 718 using a price of $41.37 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 6, 2014.

(4)
Reflects the grant date fair value of 3,955 restricted shares of the Company’s common stock granted on January 13, 2014, to Ms. King, computed in accordance with the provisions of ASC 718 using a price of $28.44 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on January 13, 2014.

(5)
Reflects the grant date fair value of the stock options granted to Ms. King on January 13, 2014, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, Ms. King may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2014 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 25, 2014.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $60,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2015, the Director Stock Ownership guidelines require non-employee directors to hold a minimum of 6,100 shares, and all directors were in compliance with such guidelines as of such date (with the exception of Ms. King, who has until the fifth anniversary of her appointment to the Board of Directors to comply with the guidelines).

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of Messrs. Beebe, Furey (Chairman) and McGlade and Ms. King. Mr. Schriesheim served on the Compensation Committee until May 6, 2014, when Ms. King was appointed to the Compensation Committee. No member of this committee was at any time during fiscal year 2014 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE
Kevin L. Beebe
Timothy R. Furey, Chairman
Christine King
David P. McGlade
Robert A. Schriesheim*

*Member of the Compensation Committee until May 6, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2015, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2015; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2015, there were 190,819,868 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2015, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
BlackRock, Inc.	15,133,880 (3)	7.93%
Wellington Management Company, LLP	12,336,321 (4)	6.46%
The Vanguard Group, Inc.	10,099,381 (5)	5.29%
David J. Aldrich	600,976 (6)	(*)
Kevin L. Beebe	91,165	(*)
Bruce J. Freyman	91,952 (6)	(*)
Timothy R. Furey	48,665	(*)
Liam K. Griffin	99,936 (6)	(*)
Balakrishnan S. Iyer	37,247	(*)
Christine King	10,807	(*)
David P. McGlade	61,165	(*)
David J. McLachlan	75,765	(*)
Donald W. Palette	100,372 (6)	(*)
Robert A. Schriesheim	61,165	(*)
Victoria Vezina	29,894 (6)	(*)
All directors and executive officers as a group (13 persons)	1,375,167 (6)	(*)

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2015 (the “Current Options”), as follows: Mr. Aldrich—407,650 shares under Current Options; Mr. Beebe—30,000 shares under Current Options; Mr. Freyman—59,550 shares under Current Options; Mr. Griffin—57,500 shares under Current Options; Mr. Iyer—15,000 shares under Current Options; Ms. King—2,402 shares under Current Options; Mr. McLachlan—30,000 shares under Current Options; Mr. Palette—67,270 shares under Current Options; Ms. Vezina—5,000 shares under Current Options; directors and executive officers as a group (13 persons)—715,572 shares under Current Options.

(3)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d‑1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 13,463,892 shares and sole dispositive power with respect to 15,133,880 which are held by the following of its subsidiaries: BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Capital Management, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co Ltd, and BlackRock Life Limited. With respect to the information relating to the BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on January 23, 2015. The address of BlackRock is 55 East 52nd Street, New York, NY, 10022.

(4)
Consists of shares beneficially owned by Wellington Management Company, LLP (“Wellington”), which has shared voting power with respect to 5,989,771 shares and shared dispositive power with respect to 12,336,321 shares. With respect to the information relating to Wellington, the Company has relied on information supplied by Wellington on a Schedule 13G filed with the SEC on February 14, 2014. The address of Wellington is 280 Congress Street, Boston, MA 02210.

(5)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 118,644 shares, sole dispositive power with respect to 9,994,937 shares and shared dispositive power with respect to 104,444 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 104,444 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 14,200 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G filed with the SEC on February 11, 2014. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(6)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2015.

Equity Compensation Plan Information
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
The following table presents information about these plans as of October 3, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,888,845 (1)	22.41	15,937,642	(2)
Equity compensation plans not approved by security holders	584,434	7.62	321,593	(3)
TOTAL	7,473,279	21.25	16,259,235
____________

(1)
Excludes 1,491,585 unvested shares under restricted stock and RSU awards and 3,226,787 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY14 PSAs at target levels.

(2)
Includes 1,169,427 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 14,021,326 shares available for future issuance under the 2005 Long-Term Incentive Plan, and 746,889 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the Directors’ 2001 Stock Option Plan or the AATI 2005 Equity Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 27, 2013, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2014 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2014. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2014 ($)	% of Total (%)	Fiscal Year 2013 ($)	% of Total (%)
Audit Fees (1)	1,561,650	95	1,449,000	93
Audit-Related Fees(2)	—	—	4,000	—
Tax Fees (3)	89,250	5	109,000	7
All Other Fees (4)	1,650	—	1,650	—
Total Fees	1,652,550	100	1,563,650	100
____________

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2014 and 2013. Fiscal year 2014 and 2013 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes Oxley Act.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” Audit-related fees reported in fiscal year 2013 relate to the review of registration statement auditor consents to incorporate by reference prior year financial statement opinions in Form S-8 filings.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $80,000 and $100,000 of the total tax fees for fiscal year 2014 and 2013, respectively.

(4)	All other fees for fiscal years 2014 and 2013 relate to fees incurred for licenses to accounting and research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal year 2014 and fiscal year 2013.

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

SKYWORKS SOLUTIONS, INC.

Date:	February 2, 2015	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd., Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013

10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company's 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/2/2014
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.16*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.17*	Fiscal 2014 Executive Incentive Plan	10-Q	001-05560	10.A	1/29/2014
10.18*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/30/2014
10.19*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.20*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.21*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Liam Griffin	10-Q	001-05560	10.X	5/7/2008
10.22*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Mark Tremallo	10-Q	001-05560	10.DD	5/7/2008
10.23*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Donald Palette	10-Q	001-05560	10.II	5/7/2008
10.24*	Change of Control / Severance Agreement, dated January 22, 2008, between the Company and Bruce Freyman	10-Q	001-05560	10.KK	5/7/2008
21	Subsidiaries of the Company	10-K	001-05560	21	11/25/2014
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/25/2014
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/25/2014
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/25/2014
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/25/2014
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/25/2014

* Indicates a management contract or compensatory plan or arrangement