Form 10-Q
period 2015-01-02
SKYWORKS SOLUTIONS, INC.
filed 2015-02-04
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2015
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 15, 2015
Common Stock, par value $.25 per share	190,819,868

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 2, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	January 2, 2015	December 27, 2013
Net revenue	$805.5	$505.2
Cost of goods sold	432.5	283.2
Gross profit	373.0	222.0
Operating expenses:
Research and development	68.5	58.4
Selling, general and administrative	47.9	41.1
Amortization of intangibles	8.5	6.5
Restructuring and other charges	1.3	—
Total operating expenses	126.2	106.0
Operating income	246.8	116.0
Other income, net	0.7	—
Income before income taxes	247.5	116.0
Provision for income taxes	52.3	21.5
Net income	$195.2	$94.5
Earnings per share:
Basic	$1.03	$0.51
Diluted	$1.01	$0.49
Weighted average shares:
Basic	188.7	186.2
Diluted	194.2	191.2

Cash dividends declared and paid per share	$0.13	$—

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	January 2, 2015	December 27, 2013
Net income	$195.2	$94.5
Other comprehensive income, net of tax
Foreign currency translation adjustment	(3.8)	—
Comprehensive income	$191.4	$94.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	January 2, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,049.9	$805.8
Receivables, net of allowance for doubtful accounts of $0.8 and $0.8, respectively	242.3	317.6
Inventory	273.8	270.8
Other current assets	24.4	35.0
Total current assets	1,590.4	1,429.2
Property, plant and equipment, net	610.4	555.9
Goodwill	851.0	851.0
Intangible assets, net	66.5	75.0
Deferred tax assets, net	58.2	50.8
Other assets	14.5	11.9
Total assets	$3,191.0	$2,973.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211.0	$200.6
Accrued compensation and benefits	54.6	70.7
Other current liabilities	67.3	26.3
Total current liabilities	332.9	297.6
Long-term tax liabilities	45.3	41.6
Other long-term liabilities	102.7	102.2
Total liabilities	480.9	441.4
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 217.1 shares issued and 190.8 shares outstanding as of January 2, 2015, and 214.2 shares issued and 189.2 shares outstanding as of October 3, 2014	47.7	47.3
Additional paid-in capital	2,339.6	2,248.2
Treasury stock, at cost	(633.8)	(553.1)
Retained earnings	965.3	794.9
Accumulated other comprehensive loss	(8.7)	(4.9)
Total stockholders’ equity	2,710.1	2,532.4
Total liabilities and stockholders’ equity	$3,191.0	$2,973.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended
	January 2, 2015	December 27, 2013
Cash flows from operating activities:
Net income	$195.2	$94.5
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	21.7	18.9
Depreciation	35.7	20.8
Amortization of intangible assets	8.5	6.5
Contribution of common shares to savings and retirement plans	1.8	1.3
Deferred income taxes	(7.2)	(3.5)
Excess tax benefit from share-based compensation	(29.4)	(11.7)
Other	0.2	0.4
Changes in assets and liabilities net of acquired balances:
Receivables, net	75.3	25.6
Inventory	(2.7)	4.9
Other current and long-term assets	8.0	(0.3)
Accounts payable	10.4	(19.2)
Other current and long-term liabilities	65.7	20.6
Net cash provided by operating activities	383.2	158.8
Cash flows from investing activities:
Capital expenditures	(87.2)	(16.3)
Net cash used in investing activities	(87.2)	(16.3)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	29.4	11.7
Repurchase of common stock - payroll tax withholding on equity awards	(49.7)	(18.0)
Repurchase of common stock - stock repurchase program	(31.0)	(17.1)
Dividends paid	(24.6)	—
Net proceeds from exercise of stock options	24.0	18.4
Net cash used in financing activities	(51.9)	(5.0)
Net increase in cash and cash equivalents	244.1	137.5
Cash and cash equivalents at beginning of period	805.8	511.1
Cash and cash equivalents at end of period	$1,049.9	$648.6
Supplemental cash flow disclosures:
Income taxes paid	$2.1	$0.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc. together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is empowering the wireless networking revolution, connecting virtually everyone and everything, all the time. The Company’s highly innovative analog semiconductors are linking people, places, and things spanning a number of new and previously unimagined applications within automotive, broadband, cellular infrastructure, the connected home, industrial, medical, military, smartphone, tablet and wearable markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014, filed with the SEC on November 25, 2014, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on February 2, 2015 (the “2014 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2015 consists of 52 weeks and ends on October 2, 2015. Fiscal year 2014 consisted of 53 weeks and ended on October 3, 2014. The first quarters of fiscal year 2015 and fiscal year 2014 each consisted of 13 weeks and ended on January 2, 2015, and December 27, 2013, respectively.

2.    BUSINESS COMBINATIONS

On August 1, 2014, the Company entered into a joint venture, referred to as FilterCo, with Panasonic Corporation (“Panasonic”) with respect to the design, manufacture and sale of Panasonic’s surface acoustic wave (“SAW”) and temperature-compensated (“TC”) SAW filter products. The Company acquired a controlling 66% interest in FilterCo with the right to acquire from Panasonic and Panasonic’s right to sell to the Company (collectively the “purchase option”) the remaining 34% interest in FilterCo upon the second anniversary of the acquisition. As a result of the purchase option the Company consolidates 100% of FilterCo’s operations. During the three months ended January 2, 2015, Panasonic identified and contributed an additional $7.2 million of fixed assets related to filter production as well as additional employee related liabilities to FilterCo. The Company and Panasonic agreed upon these additional amounts and accordingly the working capital adjustment was increased by $6.9 million which resulted in the total fair value for FilterCo increasing to $240.1 million. These changes did not impact the preliminary determination of goodwill for the three months ended January 2, 2015. The Company considers the allocation of purchase price preliminary and subject to change within the measurement period of up to one year from the date of the acquisition.

As of January 2, 2015, the Company had accrued $17.8 million for the working capital adjustment that was classified in other current liabilities on the consolidated balance sheet.

3.    FAIR VALUE

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 2, 2015.

Level 3 assets include an auction rate security which is classified as available for sale and recorded in other long-term assets, scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

Following the two-year anniversary of the Company entering into the joint venture with Panasonic, the purchase option can be exercised by either the Company or Panasonic and although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a level 3 liability. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratably over the remaining purchase option period. The carrying value of this liability is included in other long-term liabilities on the consolidated balance sheet as of January 2, 2015.

The Company holds currency call and put options (“foreign currency options”) that are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company nets the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a long-term asset or liability with the total change in fair value being recorded to earnings each period. The Company measures the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of January 2, 2015, these derivatives have been netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact to the consolidated results.

As of January 2, 2015, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$594.5	$594.5	$—	$—
Auction rate security	2.3	—	—	2.3
Foreign currency derivative assets	2.8	—	—	2.8
Total	$599.6	$594.5	$—	$5.1
Liabilities
Purchase obligation recorded for business combinations	$74.3	$—	$—	$74.3
Foreign currency derivative liabilities	2.8	—	—	2.8
Total	$77.1	$—	$—	$77.1

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 3, 2014	$2.3	$0.7
Changes in fair value included in earnings	—	2.1
Balance as of January 2, 2015	$2.3	$2.8

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative
Balance as of October 3, 2014	$74.0	$0.7
Changes in fair value included in earnings	0.3	2.1
Balance as of January 2, 2015	$74.3	$2.8

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended January 2, 2015.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	January 2, 2015	October 3, 2014
Raw materials	$33.7	$45.4
Work-in-process	130.7	145.9
Finished goods	101.5	71.3
Finished goods held on consignment by customers	7.9	8.2
Total inventory	$273.8	$270.8

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	January 2, 2015	October 3, 2014
Land and improvements	$11.6	$11.6
Buildings and improvements	90.8	90.7
Furniture and fixtures	26.7	26.9
Machinery and equipment	1,001.1	952.9
Construction in progress	135.3	95.0
Total property, plant and equipment, gross	1,265.5	1,177.1
Accumulated depreciation	(655.1)	(621.2)
Total property, plant and equipment, net	$610.4	$555.9

6.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended January 2, 2015.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended January 2, 2015.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	January 2, 2015			October 3, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1.8	$57.2	$(41.9)	$15.3	$57.2	$(39.4)	$17.8
Developed technology and other	2.3	96.2	(46.6)	49.6	96.2	(40.6)	55.6
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$155.0	$(88.5)	$66.5	$155.0	$(80.0)	$75.0

The gross carrying value and associated accumulated amortization for the intangible assets were reduced for the write-down of fully amortized in-process research and development assets that were acquired in prior years. This write-down of gross intangible assets did not impact the net carrying value of intangibles as of January 2, 2015.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2015	2016	2017	2018	2019	Thereafter
Amortization expense	$24.7	$28.3	$12.0	$—	$—	$—

7.     INCOME TAXES

Income tax provision consists of the following components (in millions):

	Three Months Ended
	January 2, 2015	December 27, 2013
United States income taxes	$48.5	$23.7
Foreign income taxes	3.8	(2.2)
Provision for income taxes	$52.3	$21.5

Effective tax rate	21.1%	18.5%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three months ended January 2, 2015, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and experimentation tax credits earned, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions.

Accrued taxes of $20.0 million have been included in the other current liabilities line of the consolidated balance sheet as of January 2, 2015.

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions which had expired through the end of calendar 2014. As a result of the enactment of this legislation, $7.0 million of federal research and experimentation tax credits which were earned in fiscal year 2014 reduced the Company’s tax expense and tax rate during the three months ended January 2, 2015.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of January 2, 2015, the United States Congress had not taken action to extend the research and experimentation tax credit. Accordingly, the income tax provision for the three months ended January 2, 2015, reflects the impact of research and experimentation tax credits earned only before December 31, 2014.

The Company’s federal income tax returns for fiscal years 2012 and 2013 are currently under examination by the Internal Revenue Service, and various state and international returns are under examination by their respective taxing authorities. The Company does not expect the results of these audits to have a material impact on its tax expense, financial position, results of operations, or cash flows.

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three months ended December 27, 2013, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and a tax benefit related to an adjustment to the Company’s deferred taxes in Mexico as a result of a change in Mexican tax law, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, the Company adjusted its deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit that reduced the Company’s foreign income tax expense by $4.5 million for the three months ended December 27, 2013.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of January 2, 2015, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

9.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 11, 2014, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $300.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended January 2, 2015, the Company paid $31.0 million (including commissions) in connection with the repurchase of 0.5 million shares of its common stock (paying an average price of $62.02 per share). As of January 2, 2015, $269.0 million remained available under the existing stock repurchase authorization.

Dividends

On January 22, 2015, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.13 per share, payable on March 3, 2015, to the Company’s stockholders of record as of the close of business on February 5, 2015. During the three months ended January 2, 2015, the Company declared and paid a $0.13 dividend per common share with a total charge to retained earnings of $24.7 million.

10.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended
	January 2, 2015	December 27, 2013
Net income	$195.2	$94.5

Weighted average shares outstanding – basic	188.7	186.2
Dilutive effect of equity based awards	5.5	5.0
Weighted average shares outstanding – diluted	194.2	191.2

Net income per share – basic	$1.03	$0.51
Net income per share – diluted	$1.01	$0.49

Anti-dilutive common stock equivalents	1.1	1.8

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended January 2, 2015, and December 27, 2013, using the treasury stock method. Certain of the Company’s outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

11.    RESTRUCTURING AND OTHER CHARGES

The Company incurred severance-related charges associated with a restructuring program initiated during the three months ended January 2, 2015. This restructuring plan is anticipated to be completed within a year of the start of the program and the Company does not anticipate any future material charges under this plan. The severance charges have been included in the “Other restructuring” line item in the summary table below.
The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended January 2, 2015	Balance at October 3, 2014	Current Charges	Cash Payments	Other	Balance at January 2, 2015
FY13 restructuring programs
Employee severance costs	$0.3	$—	$—	$—	$0.3
Other restructuring
Employee severance costs	$—	$1.3	$(0.2)	$—	$1.1
Lease and other contractual obligations	0.2	—	—	—	0.2
Total	$0.5	$1.3	$(0.2)	$—	$1.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2014 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 2, 2015, AND DECEMBER 27, 2013
The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended
	January 2, 2015	December 27, 2013
Net revenue	100.0%	100.0%
Cost of goods sold	53.7	56.1
Gross profit	46.3	43.9
Operating expenses:
Research and development	8.5	11.6
Selling, general and administrative	5.9	8.1
Amortization of intangibles	1.1	1.3
Restructuring and other charges	0.2	—
Total operating expenses	15.7	21.0
Operating income	30.6	22.9
Other income, net	0.1	—
Income before income taxes	30.7	22.9
Provision for income taxes	6.5	4.3
Net income	24.2%	18.6%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution, connecting virtually everyone and everything, all the time. Our highly innovative analog semiconductors are linking people, places, and things spanning a number of new and previously unimagined applications within automotive, broadband, cellular infrastructure, the connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the three months ended January 2, 2015, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 59% to $805 million for the three months ended January 2, 2015, as compared to the corresponding period in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in tablet computing, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by 770 basis points to approximately 31% for the three months ended January 2, 2015, as compared to the corresponding period in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors, overall diluted earnings per share increased by 106% for the three months ended January 2, 2015, as compared to the corresponding period in the prior fiscal year.

•
Our ending cash and cash equivalents balance increased 30% to over $1 billion as of January 2, 2015, from $806 million as of October 3, 2014. This increase was the result of $383 million in cash from operations for the three months ended January 2, 2015, due to increased net income and improvements in working capital, partially offset by cash outflows of: $87 million in capital expenditures, $31 million to repurchase shares of common stock and $25 million in quarterly dividend payments.

NET REVENUE

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Net revenue	$805.5	59.4%	$505.2

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

We generated net revenue of $805.5 million for the three months ended January 2, 2015, an increase of $300.3 million or 59.4%, as compared to $505.2 million for the corresponding period in fiscal year 2014. The increase in revenue for the three months ended January 2, 2015, was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

GROSS PROFIT

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Gross profit	$373.0	68.0%	$222.0
% of net revenue	46.3%		43.9%

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

The $151.0 million increase in gross profit for the three months ended January 2, 2015, as compared to the corresponding period in fiscal year 2014, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $173.1 million. This benefit was partially offset by the erosion of our average selling prices and changes in product mix having a combined unfavorable impact to gross profit of $22.1 million. Gross profit margin increased from 43.9% for the three months ended December 27, 2013, to 46.3% for the three months ended January 2, 2015.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Research and development	$68.5	17.3%	$58.4
% of net revenue	8.5%		11.6%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended January 2, 2015, as compared to the corresponding period in fiscal year 2014, was primarily related to increased employee headcount and product development related expenses. Research and development expenses for the period decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Selling, general and administrative	$47.9	16.5%	$41.1
% of net revenue	5.9%		8.1%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three months ended January 2, 2015, as compared to the corresponding period in fiscal year 2014, was primarily related to increases in employee compensation and acquisition-related costs during the period. Selling, general and administrative expenses for the period decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Amortization of intangibles	$8.5	30.8%	$6.5
% of net revenue	1.1%		1.3%

The increase in amortization expense for the three months ended January 2, 2015, was primarily due to the intangible assets that were acquired in fiscal year 2014 offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Restructuring and other charges	$1.3	100.0%	$—
% of net revenue	0.2%		—%

The increase in restructuring and other charges related to severance costs associated with an internal reorganization during the three months ended January 2, 2015. The Company does not anticipate any future material charges associated with this restructuring.

PROVISION FOR INCOME TAXES

	Three Months Ended
	January 2, 2015	Change	December 27, 2013
(dollars in millions)
Provision for income taxes	$52.3	143.3%	$21.5
% of net revenue	6.5%		4.3%

We recorded a provision for income taxes of $52.3 million (which consisted of $48.5 million and $3.8 million related to United States and foreign income taxes, respectively) for the three months ended January 2, 2015.

The effective tax rate for the three months ended January 2, 2015, was 21.1%, as compared to 18.5% for the three months ended December 27, 2013. The difference between our year-to-date effective tax rate of 21.1% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and experimentation tax credits earned, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.
In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions which had expired through the end of calendar 2014. As a result of the enactment of this legislation, $7.0 million of federal research and experimentation tax credits which were earned in fiscal year 2014 reduced our tax rate during fiscal 2015.
The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of January 2, 2015, the United States Congress had not taken action to extend the research and experimentation tax credit. Accordingly, the income tax provision for the three months ended January 2, 2015, only reflects the impact of research and experimentation tax credits earned before December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
(in millions)	January 2, 2015	December 27, 2013
Cash and cash equivalents at beginning of period	$805.8	$511.1
Net cash provided by operating activities	383.2	158.8
Net cash used in investing activities	(87.2)	(16.3)
Net cash used in financing activities	(51.9)	(5.0)
Cash and cash equivalents at end of period	$1,049.9	$648.6

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended January 2, 2015, we generated $383.2 million of cash flow from operating activities, an increase of $224.4 million as compared to the $158.8 million generated during the three months ended December 27, 2013. The increase in cash flow from operating activities during the three months ended January 2, 2015, was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and to a lesser extent the increase in non-cash depreciation and share-based compensation. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $75.3 million due to the net collection of outstanding accounts receivable, $65.7 million in changes in other current and long-term liabilities primarily related to accrued tax liabilities, $10.4 million in accounts payable related to the timing of and payment of vendor invoices and $8.0 million in changes in other current and long-term assets.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of investments. Cash flow used in investing activities was $87.2 million during the three months ended January 2, 2015, as compared to $16.3 million during the three months ended December 27, 2013. The increase in capital expenditures was due to the expansion of our assembly and test facility in Mexicali, Mexico, the purchase of manufacturing equipment to support increased production for the FilterCo operations in Japan and Singapore, and to a lesser extent, our wafer fabrication facilities in the United States.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity. During the three months ended January 2, 2015, we had net cash outflows from financing activities of $51.9 million, as compared to net cash outflows from financing activities of $5.0 million during the three months ended December 27, 2013. During the three months ended January 2, 2015, we had the following significant uses of cash in financing activities:

•	$49.7 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards;

•	$31.0 million related to our repurchase of 0.5 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on November 11, 2014; and

•	$24.6 million related to the payment of a cash dividend of $0.13 per share of our common stock outstanding.

These uses of cash were offset by the excess tax benefit reclassification from operations for employee stock option exercises of $29.4 million and the net proceeds from employee stock option exercises of $24.0 million during the three months ended January 2, 2015.

Liquidity:
Cash and cash equivalent balances were $1,049.9 million as of January 2, 2015, representing an increase of $244.1 million from October 3, 2014. The increase resulted from $383.2 million in cash generated from operations which was partially offset by $87.2 million in capital expenditures for our plant expansion and increased production capacity, $31.0 million used to repurchase 0.5 million shares of stock and $24.6 million in cash dividend payments during the three months ended January 2, 2015. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, pending acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,049.9 million as of January 2, 2015, consisted of $768.7 million held domestically and $281.2 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of January 2, 2015, $228.2 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States. The remaining $53.0 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2014 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
January 2, 2015
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$1,049.9
Available for sale securities (auction rate security) at carrying value	2.3
$1,052.2

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

Based on our results of operations for the three months ended January 2, 2015, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of January 2, 2015. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of January 2, 2015.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk
Substantially all sales to our customers and our arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

The Company currently holds foreign currency put and call options on the Japanese yen which offset the cash flow impact related to the purchase option of the remaining 34% interest of FilterCo. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the three months ended January 2, 2015.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of January 2, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2014 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2014 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended January 2, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/03/14-10/31/14	1,660(2)	$54.78	—	$300.0 million
11/01/14-11/28/14	1,304,791(2) (3)	$61.19(3)	500,000	$269.0 million
11/29/14-1/02/15	10,507(2)	$69.28	—	$269.0 million
Total	1,316,958
(1) The stock repurchase program approved by the Board of Directors on November 11, 2014, authorizes the repurchase of up to $300.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The stock repurchase program is scheduled to expire on November 11, 2016.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 500,000 shares were repurchased at an average price of $62.02 per share as part of our stock repurchase program and 804,791 shares were withheld for tax obligations under restricted stock agreements with an average price of $60.67.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Fiscal 2015 Executive Incentive Plan					X

10.2	Letter to the Company from David Aldrich, dated December 16, 2014					X

10.3	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Liam Griffin					X

10.4	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Donald Palette					X

10.5	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Bruce Freyman					X

10.6	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Mark Tremallo					X

10.7	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Victoria Vezina					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 4, 2015	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)