Form 10-Q
period 2015-07-03
SKYWORKS SOLUTIONS, INC.
filed 2015-08-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2015
Common Stock, par value $.25 per share	190,737,961

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net revenue	$810.0	$587.0	$2,377.6	$1,573.2
Cost of goods sold	416.9	322.8	1,259.3	874.6
Gross profit	393.1	264.2	1,118.3	698.6
Operating expenses:
Research and development	76.8	64.2	220.8	184.2
Selling, general and administrative	48.6	45.8	143.9	128.8
Amortization of intangibles	8.4	5.7	25.2	18.5
Restructuring and other charges	0.5	—	2.9	—
Total operating expenses	134.3	115.7	392.8	331.5
Operating income	258.8	148.5	725.5	367.1
Other income (expense), net	0.6	—	1.9	(0.1)
Income before income taxes	259.4	148.5	727.4	367.0
Provision for income taxes	52.0	37.1	158.3	84.2
Net income	$207.4	$111.4	$569.1	$282.8
Earnings per share:
Basic	$1.09	$0.59	$3.00	$1.51
Diluted	$1.06	$0.58	$2.92	$1.47
Weighted average shares:
Basic	190.0	187.5	189.5	187.0
Diluted	195.4	193.2	194.9	192.2

Cash dividends declared and paid per share	$0.13	$0.11	$0.39	$0.11

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net income	$207.4	$111.4	$569.1	$282.8
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	—	(3.0)	—
Comprehensive income	$207.4	$111.4	$566.1	$282.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	July 3, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,106.0	$805.8
Receivables, net of allowance for doubtful accounts of $0.4 and $0.8, respectively	381.7	317.6
Inventory	272.7	270.8
Other current assets	57.7	35.0
Total current assets	1,818.1	1,429.2
Property, plant and equipment, net	721.6	555.9
Goodwill	854.7	851.0
Intangible assets, net	53.3	75.0
Deferred tax assets, net	55.5	50.8
Other assets	15.1	11.9
Total assets	$3,518.3	$2,973.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228.2	$200.6
Accrued compensation and benefits	77.3	70.7
Other current liabilities	13.5	26.3
Total current liabilities	319.0	297.6
Long-term tax liabilities	55.5	41.6
Other long-term liabilities	101.8	102.2
Total liabilities	476.3	441.4
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 218.5 shares issued and 191.0 shares outstanding as of July 3, 2015, and 214.2 shares issued and 189.2 shares outstanding as of October 3, 2014	47.8	47.3
Additional paid-in capital	2,445.3	2,248.2
Treasury stock, at cost	(732.8)	(553.1)
Retained earnings	1,289.6	794.9
Accumulated other comprehensive loss	(7.9)	(4.9)
Total stockholders’ equity	3,042.0	2,532.4
Total liabilities and stockholders’ equity	$3,518.3	$2,973.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$569.1	$282.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	74.4	62.4
Depreciation	116.4	66.5
Amortization of intangible assets	25.2	18.5
Contribution of common shares to savings and retirement plans	13.1	10.4
Deferred income taxes	(4.7)	1.1
Excess tax benefit from share-based compensation	(50.2)	(38.3)
Other	0.8	0.6
Changes in assets and liabilities net of acquired balances:
Receivables, net	(64.1)	41.3
Inventory	(1.0)	30.8
Other current and long-term assets	(18.0)	8.3
Accounts payable	27.4	37.5
Other current and long-term liabilities	71.7	50.1
Net cash provided by operating activities	760.1	572.0
Cash flows from investing activities:
Capital expenditures	(279.3)	(125.7)
Payments for acquisitions, net of cash acquired	(24.2)	—
Net cash used in investing activities	(303.5)	(125.7)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	50.2	38.3
Repurchase of common stock - payroll tax withholding on equity awards	(53.4)	(19.7)
Repurchase of common stock - stock repurchase program	(126.3)	(119.9)
Dividends paid	(73.8)	(20.9)
Net proceeds from exercise of stock options	46.9	58.1
Net cash used in financing activities	(156.4)	(64.1)
Net increase in cash and cash equivalents	300.2	382.2
Cash and cash equivalents at beginning of period	805.8	511.1
Cash and cash equivalents at end of period	$1,106.0	$893.3
Supplemental cash flow disclosures:
Income taxes paid	$94.6	$43.9

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2015 consists of 52 weeks and ends on October 2, 2015. Fiscal year 2014 consisted of 53 weeks and ended on October 3, 2014. The third quarters of fiscal year 2015 and fiscal year 2014 each consisted of 13 weeks and ended on July 3, 2015, and June 27, 2014, respectively.

2.    BUSINESS COMBINATIONS

On August 1, 2014, the Company entered into a joint venture, referred to as FilterCo, with Panasonic Corporation (“Panasonic”) with respect to the design, manufacture and sale of Panasonic’s surface acoustic wave (“SAW”) and temperature-compensated SAW filter products. The Company acquired a controlling 66% interest in FilterCo with the right to acquire from Panasonic and Panasonic’s right to sell to the Company (collectively the “purchase option”) the remaining 34% interest in FilterCo upon the second anniversary of the acquisition. As a result of the purchase option, the Company consolidates 100% of FilterCo’s operations. During the nine months ended July 3, 2015, Panasonic identified and contributed an additional $7.5 million of fixed assets related to filter production as well as additional employee related liabilities to FilterCo. The Company and Panasonic agreed upon these additional amounts during the nine months ended July 3, 2015, and accordingly the working capital adjustment was increased by $7.2 million, which resulted in the total fair value for FilterCo increasing to $240.4 million. These changes did not impact the preliminary determination of goodwill for the nine months ended July 3, 2015. The Company considers the allocation of purchase price preliminary and subject to change within the measurement period of up to one year from the date of the acquisition.

During the nine months ended July 3, 2015, the Company finalized and paid Panasonic $18.1 million related to the working capital adjustment for the FilterCo acquisition. This adjustment had previously been accrued in the consolidated financial statements.

On May 22, 2015, the Company acquired 100% of Quantance Inc. (“Quantance”), for $6.6 million in cash and contingent consideration, subject to a working capital adjustment. The possible outcome of the total contingent consideration ranges from zero to $30.0 million and is based on the achievement of specific revenue goals over two twelve-month periods ending September 30, 2016, and September 30, 2017, respectively. The acquisition enhances the Company’s leadership position in front-end solutions by securing a rich portfolio of fundamental envelope-tracking and power efficiency patents. The acquisition had an immaterial impact on the Company’s consolidated balance sheet and results of operations and accordingly, the disclosures required per the business combination topic of the Accounting Standards Codification have been excluded from this quarterly report on Form 10-Q.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 3, 2015.

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

Following the two-year anniversary of the Company entering into the joint venture with Panasonic, the purchase option can be exercised by either the Company or Panasonic and although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a level 3 liability. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratably over the remaining purchase option period. The carrying value of this liability is included in other long-term liabilities on the consolidated balance sheet as of July 3, 2015.

The Company holds currency call and put options (“foreign currency options”) that are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company nets the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a long-term asset or liability with the total change in fair value being recorded to earnings each period. The Company measures the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of July 3, 2015, these derivatives have been netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact on the consolidated results.

The Company has classified its contingent consideration related to its business combination with Quantance during the period ended July 3, 2015, as a Level 3 liability. The contingent consideration liability was computed on expected revenue to be generated by the acquired enterprise’s products using a weighted average probability income approach. Revenue assumptions used in the calculation require significant management judgment. Accordingly, the liability is classified as Level 3. The Company will reassess the fair value of the contingent consideration on a quarterly basis and record any applicable adjustments to earnings in the period they are determined.

As of July 3, 2015, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$594.6	$594.6	$—	$—
Auction rate security	2.3	—	—	2.3
Foreign currency derivative asset	3.6	—	—	3.6
Total	$600.5	$594.6	$—	$5.9
Liabilities
Purchase obligation recorded for business combinations	$75.0	$—	$—	$75.0
Foreign currency derivative liability	3.3	—	—	3.3
Contingent consideration liability recorded for business combinations	0.5	—	—	0.5
Total	$78.8	$—	$—	$78.8

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 3, 2014	$2.3	$0.7
Changes in fair value included in earnings	—	2.9
Balance as of July 3, 2015	$2.3	$3.6

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 3, 2014	$74.0	$0.7	$—
Changes in fair value included in earnings	1.0	2.6	—
Purchases and additions	—	—	0.5
Balance as of July 3, 2015	$75.0	$3.3	$0.5

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended July 3, 2015.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	July 3, 2015	October 3, 2014
Raw materials	$22.6	$45.4
Work-in-process	190.4	145.9
Finished goods	50.4	71.3
Finished goods held on consignment by customers	9.3	8.2
Total inventory	$272.7	$270.8

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	July 3, 2015	October 3, 2014
Land and improvements	$11.6	$11.6
Buildings and improvements	85.5	90.7
Furniture and fixtures	25.6	26.9
Machinery and equipment	1,167.5	952.9
Construction in progress	156.0	95.0
Total property, plant and equipment, gross	1,446.2	1,177.1
Accumulated depreciation	(724.6)	(621.2)
Total property, plant and equipment, net	$721.6	$555.9

6.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the three and nine months ended July 3, 2015, are related to the business combination which closed during the period. For further information regarding business combinations see Note 2 to Item 1 of this quarterly report on Form 10-Q.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three and nine months ended July 3, 2015.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	July 3, 2015			October 3, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1.3	$57.2	$(46.4)	$10.8	$57.2	$(39.4)	$17.8
Developed technology and other	2.0	99.7	(58.8)	40.9	96.2	(40.6)	55.6
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$158.5	$(105.2)	$53.3	$155.0	$(80.0)	$75.0

The gross carrying value and associated accumulated amortization for the intangible assets were reduced for the write-down of fully amortized in-process research and development assets that were acquired in prior years. This write-down of gross intangible assets did not impact the net carrying value of intangibles as of July 3, 2015. This decrease was partially offset by the increase to developed technology associated with the identifiable intangible assets acquired in the business combination which closed during the period. For further information regarding business combinations see Note 2 to Item 1 of this quarterly report on Form 10-Q.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2015	2016	2017	2018	2019	Thereafter
Amortization expense	$8.4	$29.4	$13.2	$0.7	$—	$—

7.     INCOME TAXES

Income tax provision consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
United States income taxes	$44.1	$34.6	$142.2	$82.4
Foreign income taxes	7.9	2.5	16.1	1.8
Provision for income taxes	$52.0	$37.1	$158.3	$84.2

Effective tax rate	20.1%	25.0%	21.8%	22.9%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three and nine months ended July 3, 2015, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and experimentation tax credits earned, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions.

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions which had expired through the end of calendar year 2014. As a result of the enactment of this legislation, $11.0 million of federal research and experimentation tax credits which were earned in fiscal year 2014 reduced the Company’s tax expense and tax rate during the nine months ended July 3, 2015.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of July 3, 2015, the United States Congress had not taken action to extend the research and experimentation tax credit. Accordingly, the income tax provision for the three and nine months ended July 3, 2015 reflects the impact of research and experimentation tax credits earned through December 31, 2014.

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of July 3, 2015, the Company had not recorded any liability for these indemnities in the accompanying consolidated balance sheets. The Company continues to monitor and reassess indemnities each reporting period.

9.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On November 11, 2014, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $300.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended July 3, 2015, the Company paid $47.2 million (including commissions) in connection with the repurchase of 0.5 million shares of its common stock (paying an average price of $94.34 per share). During the nine months ended July 3, 2015, the Company paid $126.3 million (including commissions) in connection with the repurchase of 1.6 million shares of its common stock (paying an average price of $78.91 per share). As of July 3, 2015, $173.7 million remained available under the existing stock repurchase authorization.

Dividends
On June 18, 2015, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.26 per share, payable on August 27, 2015, to the Company’s stockholders of record as of the close of business on August 6, 2015. During the three and nine months ended July 3, 2015, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per share	Total
First quarter	$0.13	$24.7
Second quarter	0.13	24.9
Third quarter	0.13	24.8
Total	$0.39	$74.4

10.     EARNINGS PER SHARE

(In millions, except per share amounts)	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net income	$207.4	$111.4	$569.1	$282.8

Weighted average shares outstanding – basic	190.0	187.5	189.5	187.0
Dilutive effect of equity based awards	5.4	5.7	5.4	5.2
Weighted average shares outstanding – diluted	195.4	193.2	194.9	192.2

Net income per share – basic	$1.09	$0.59	$3.00	$1.51
Net income per share – diluted	$1.06	$0.58	$2.92	$1.47

Anti-dilutive common stock equivalents	0.1	0.1	0.4	1.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and nine months ended July 3, 2015, and June 27, 2014, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

11.    RESTRUCTURING AND OTHER CHARGES

The Company incurred severance-related charges associated with a restructuring program initiated during the three and nine months ended July 3, 2015. This restructuring plan is anticipated to be completed within a year of the start of the program and the Company does not anticipate any future material charges under this plan. The severance charges have been included under the “Other restructuring” line item in the summary table below.

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended July 3, 2015	Balance at April 3, 2015	Current Charges	Cash Payments	Other	Balance at July 3, 2015
FY13 restructuring programs
Employee severance costs	$0.2	$—	$—	$—	0.2
Other restructuring
Employee severance costs	1.1	0.5	(1.0)	—	0.6
Lease and other contractual obligations	0.1	—	—	—	0.1
Total	$1.4	$0.5	$(1.0)	$—	$0.9

Nine months ended July 3, 2015	Balance at October 3, 2014	Current Charges	Cash Payments	Other	Balance at July 3, 2015
FY13 restructuring programs
Employee severance costs	$0.3	$—	$(0.1)	$—	0.2
Other restructuring
Employee severance costs	—	2.9	(2.3)	—	0.6
Lease and other contractual obligations	0.2	—	(0.1)	—	0.1
Total	$0.5	$2.9	$(2.5)	$—	$0.9

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 3, 2015, AND JUNE 27, 2014

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Nine Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.5	55.0	53.0	55.6
Gross profit	48.5	45.0	47.0	44.4
Operating expenses:
Research and development	9.5	10.9	9.3	11.7
Selling, general and administrative	6.0	7.8	6.0	8.2
Amortization of intangibles	1.0	1.0	1.1	1.2
Restructuring and other charges	0.1	—	0.1	—
Total operating expenses	16.6	19.7	16.5	21.1
Operating income	31.9	25.3	30.5	23.3
Other income (expense), net	0.1	—	0.1	—
Income before income taxes	32.0	25.3	30.6	23.3
Provision for income taxes	6.4	6.3	6.7	5.3
Net income	25.6%	19.0%	23.9%	18.0%

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

GENERAL

During the three and nine months ended July 3, 2015, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 38% and 51% to $810 million and $2,378 million for the three and nine months ended July 3, 2015, respectively, as compared to the corresponding periods in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in tablet computing, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by approximately 660 and 720 basis points to approximately 32% and 31% for the three and nine months ended July 3, 2015, respectively, as compared to the corresponding periods in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors, overall diluted earnings per share increased by 83% and 99% for the three and nine months ended July 3, 2015, respectively, as compared to the corresponding periods in the prior fiscal year.

•	We announced that the Board of Directors declared a $0.26 per share cash dividend to be paid in our fourth fiscal quarter, a 100% increase from the prior cash dividend of $0.13 per share.

•
Our ending cash and cash equivalents balance increased approximately 37% to $1,106 million as of July 3, 2015, from $806 million as of October 3, 2014. This increase was the result of $760 million in cash from operations for the nine months ended July 3, 2015, due to increased net income and improvements in working capital, partially offset by cash outflows of: $279 million in capital expenditures, $126 million to repurchase 1.6 million shares of common stock and $74 million in cash dividend payments.

NET REVENUE

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Net revenue	$810.0	38.0%	$587.0	$2,377.6	51.1%	$1,573.2

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

We generated net revenue of $810.0 million for the three months ended July 3, 2015, an increase of $223.0 million or 38.0%, as compared to $587.0 million for the corresponding period in fiscal year 2014. Net revenue increased by 51.1% or $804.4 million to $2,377.6 million for the nine months ended July 3, 2015, as compared to $1,573.2 million for the corresponding period in fiscal year 2014. The increase in revenue for both the three and nine months ended July 3, 2015, was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Gross profit	$393.1	48.8%	$264.2	$1,118.3	60.1%	$698.6
% of net revenue	48.5%		45.0%	47.0%		44.4%

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

The $128.9 million increase in gross profit for the three months ended July 3, 2015, as compared to the corresponding period in fiscal year 2014, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $186.6 million. This benefit was partially offset by the erosion of our average selling prices and changes in product mix having a combined unfavorable impact to gross profit of $57.7 million. Gross profit margin increased from 45.0% for the three months ended June 27, 2014, to 48.5% for the three months ended July 3, 2015.

The $419.7 million increase in gross profit for the nine months ended July 3, 2015, as compared to the corresponding period in fiscal year 2014, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $532.9 million. This benefit was partially offset by the erosion of our average selling price and changes in product mix having a combined unfavorable impact to gross profit of $113.2 million. As a result, gross profit margin increased from 44.4% for the nine months ended June 27, 2014, to 47.0% for the nine months ended July 3, 2015.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Research and development	$76.8	19.6%	$64.2	$220.8	19.9%	$184.2
% of net revenue	9.5%		10.9%	9.3%		11.7%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and nine months ended July 3, 2015, as compared to the corresponding periods in fiscal year 2014, was primarily related to increased employee compensation and product development related expenses. Research and development expenses for both periods decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Selling, general and administrative	$48.6	6.1%	$45.8	$143.9	11.7%	$128.8
% of net revenue	6.0%		7.8%	6.0%		8.2%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three and nine months ended July 3, 2015, as compared to the corresponding periods in fiscal year 2014, was primarily related to increases in employee compensation and legal and acquisition-related costs incurred during the period. Selling, general and administrative expenses for both periods decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Amortization of intangibles	$8.4	47.4%	$5.7	$25.2	36.2%	$18.5
% of net revenue	1.0%		1.0%	1.1%		1.2%

The increase in amortization expense for the three and nine months ended July 3, 2015, was primarily due to the intangible assets that were acquired in fiscal year 2015 and 2014, partially offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Restructuring and other charges	$0.5	100.0%	$—	$2.9	100.0%	$—
% of net revenue	0.1%		—%	0.1%		—%

The increase in restructuring and other charges was related to severance costs which were the result of an internal reorganization during the three and nine months ended July 3, 2015. The Company does not anticipate any future material charges associated with this restructuring.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	July 3, 2015	Change	June 27, 2014	July 3, 2015	Change	June 27, 2014
(dollars in millions)
Provision for income taxes	$52.0	40.2%	$37.1	$158.3	88.0%	$84.2
% of net revenue	6.4%		6.3%	6.7%		5.3%

We recorded a provision for income taxes of $52.0 million (which consisted of $44.1 million and $7.9 million related to United States and foreign income taxes, respectively) and $158.3 million (which consisted of $142.2 million and $16.1 million related to United States and foreign income taxes, respectively) for the three and nine months ended July 3, 2015, respectively.

The effective tax rate for the three and nine months ended July 3, 2015 was 20.1% and 21.8%, respectively, as compared to 25.0% and 22.9% for the three and nine months ended June 27, 2014, respectively. The difference between our year-to-date effective tax rate of 21.8% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, and research and experimentation tax credits earned, partially offset by an increase in our tax expense related to a change in our reserve for uncertain tax positions.

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions which had expired through the end of calendar year 2014. As a result of the enactment of this legislation, $11.0 million of federal research and experimentation tax credits which were earned in fiscal year 2014 reduced our tax rate during fiscal year 2015.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of July 3, 2015, the United States Congress had not taken action to extend the research and experimentation tax credit.

Accordingly, the income tax provision for the three and nine months ended July 3, 2015, only reflects the impact of research and experimentation tax credits earned through December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	July 3, 2015	June 27, 2014
Cash and cash equivalents at beginning of period	$805.8	$511.1
Net cash provided by operating activities	760.1	572.0
Net cash used in investing activities	(303.5)	(125.7)
Net cash used in financing activities	(156.4)	(64.1)
Cash and cash equivalents at end of period	$1,106.0	$893.3

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended July 3, 2015, we generated $760.1 million of cash flow from operating activities, an increase of $188.1 million as compared to the $572.0 million generated during the nine months ended June 27, 2014. The increase in cash flow from operating activities during the nine months ended July 3, 2015, was primarily related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and the increase in non-cash depreciation and share-based compensation. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $71.7 million in other current and long-term liabilities primarily related to accrued tax liabilities and $27.4 million increase in accounts payable related to the timing of and payment of vendor invoices. These sources of cash were partially offset by a $64.1 million increase in accounts receivable due to the timing of sales during the quarter and an $18.0 million increase in other current and long-term assets primarily related to prepaid items.

Cash Flow from Investing Activities:
Our cash flow from investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets and the sale and maturity of investments. Cash flow used in investing activities was $303.5 million during the nine months ended July 3, 2015, as compared to $125.7 million during the nine months ended June 27, 2014. The increase in capital expenditures was primarily due to the expansion of our assembly and test facility in Mexicali, Mexico, the construction of a new filter fabrication facility in Osaka, Japan, the purchase of manufacturing equipment to support increased production for the FilterCo operations in Japan and Singapore, and to a lesser extent, our wafer fabrication facilities in the United States. Cash flow from investing activities for the nine months ended July 3, 2015, also included the final working capital payment associated with the FilterCo acquisition as well as cash paid for an immaterial business combination net of cash, during the period.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity. During the nine months ended July 3, 2015, we had net cash outflows from financing activities of $156.4 million, as compared to net cash outflows of $64.1 million during the nine months ended June 27, 2014. During the nine months ended July 3, 2015, we had the following significant uses of cash in financing activities:

•	$126.3 million related to our repurchase of 1.6 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on November 11, 2014;

•	$73.8 million related to the payment of cash dividends on our common stock; and

•	$53.4 million related to payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were offset by the excess tax benefit reclassification from operations for employee stock option exercises of $50.2 million and the net proceeds from employee stock option exercises of $46.9 million during the nine months ended July 3, 2015.

Liquidity:
Cash and cash equivalent balances were $1,106.0 million as of July 3, 2015, representing an increase of $300.2 million from October 3, 2014. The increase resulted from $760.1 million in cash generated from operations which was partially offset by $279.3 million in capital expenditures for our plant expansions and increased production capacity, $126.3 million used to repurchase 1.6 million shares of stock and $73.8 million in cash dividend payments during the nine months ended July 3, 2015. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential and/ or pending acquisitions, purchase obligations, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,106.0 million as of July 3, 2015, consisted of $784.2 million held domestically and $321.8 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of July 3, 2015, $273.7 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States. The remaining $48.1 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplify the current GAAP requirements by reducing the number of consolidation models. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2015. The Company does not expect this standard to have a material impact on its statement of operations, statement of cash flows or its financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
July 3, 2015
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$1,106.0
Available for sale securities (auction rate security) at carrying value	2.3
$1,108.3

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

Based on our results of operations for the three and nine months ended July 3, 2015, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of July 3, 2015. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of July 3, 2015.

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

The Company currently holds foreign currency put and call options on the Japanese yen which offset the cash flow impact related to the purchase option of the remaining 34% interest of FilterCo. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the three and nine months ended July 3, 2015.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of July 3, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended July 3, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/04/15-5/01/15	1,642(2)	$94.08	—	$220.9 million
5/02/15-5/29/15	507,956(2) (3)	94.38(3)	500,000	$173.7 million
5/30/15-7/03/15	22,131(2)	$105.62	—	$173.7 million
Total	531,729
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
(3) 500,000 shares were repurchased at an average price of $94.34 per share as part of our stock repurchase program and 7,956 shares were withheld for tax obligations under restricted stock agreements with an average price of $97.13.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan					X

10.2	Form of Nonstatutory Stock Option Agreement under the Company's 2015 Long-Term Incentive Plan					X

10.3	Form of Performance Share Agreement under the Company's 2015 Long-Term Incentive Plan					X

10.4	Form of Restricted Stock Unit Agreement under the Company's 2015 Long-Term Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	August 5, 2015	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)