Form 10-K
period 2015-10-02
SKYWORKS SOLUTIONS, INC.
filed 2015-11-24
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2015
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 3, 2015) was approximately $18,378,125,308. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 13, 2015 was 191,151,089.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 2, 2015

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

In this document, the words “we”, “our”, “ours”, “us”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:

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

•
Cloud (Cloud Computing): A model for delivering information technology services in which resources are retrieved from the internet through web-based tools and applications, rather than a direct connection to a server

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

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

Our key customers include Arris, Bose, Cisco, Dell, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, Rockwell Collins, Samsung, Sonos, and ZTE. Our competitors include Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, NXP, QUALCOMM and Qorvo.

Headquartered in Woburn, Massachusetts, we are a Delaware corporation that was formed in 1962. We changed our corporate name from Alpha Industries, Inc. to Skyworks Solutions, Inc. on June 25, 2002, following a business combination. We operate worldwide with engineering, manufacturing, sales and service facilities throughout Asia, Europe and North America. Our Internet address is www.skyworksinc.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Forms 3, 4 and 5, and amendments to those reports as soon as practicable after we electronically submit such material to the SEC. The information contained on our website is not incorporated by reference in this Annual Report. You may read and copy materials that we have filed with the SEC at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at www.sec.gov.

In August 2014, we entered into a joint venture with Panasonic Corporation, through its Automotive & Industrial Systems Company (“Panasonic”) for the design, manufacture and sale of Panasonic’s surface acoustic wave (“SAW”) and temperature-compensated (“TC”) SAW filter products. We own a controlling 66% interest in the joint venture and have the option to acquire the remaining 34% interest in August 2016, which we plan to exercise. With the overall demand for SAW and TC SAW filters increasing as the technology and product architectures become more complex and the number of required bands grows, this investment assists us in securing a firm supply of SAW and TC SAW filters, in addition to allowing us to integrate filters into the design and production of our own products.

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

In June 2011, we acquired SiGe Semiconductor, Inc. (“SiGe”) and expanded our RF front-end solutions to facilitate wireless multimedia across a wide range of new applications. The acquisition of SiGe complemented our strong position in wide area front-end solutions by adding SiGe’s innovative short range, silicon-based products. As a result, today we offer customers a comprehensive wireless networking portfolio, supporting all key operating frequencies with greater architectural flexibility to address a variety of high growth applications.

INDUSTRY BACKGROUND

By all measures, wireless connectivity is exploding, fueled by a powerful underlying demand to connect everyone and everything all the time. With semiconductor devices becoming ever smaller, more powerful, affordable and virtually attachable to anything, telecommunication networks creating pipelines which these devices can connect to at little or no cost, and various devices now being able to collect, process and analyze data—we are seeing a convergence of elements driving connectivity across the Internet of Things. The billions of connected devices that comprise the Internet of Things will be enabled by a combination of sensors and microcontrollers, as well as connectivity and power management solutions. This is helping to fuel Skyworks’ growth and expand its served markets. In fact, today there are a number of groundbreaking devices leveraging Skyworks’ technology—from the newest smartphones to the factory floor to the connected car, automated home, wearables, hospitals and medical providers.

Within smartphones and other mobile platforms, Skyworks is benefiting from the complexity associated with the increasing number of frequency bands as well as from the multitude of RF design challenges brought about as consumers use their devices to stream video, make purchases, network on social media platforms, pay bills and much more. These design challenges require a broad set of core competencies to ensure seamless handoffs between multiple air interface standards and to effectively address signal transmission and conditioning, power management, voltage regulation, filtering and tuning complexities. As a result, our customers’ needs have dramatically moved away from discrete components toward customized integrated solutions that sweep in adjacent functionality and analog content.

At the same time, in emerging markets around the world, the demand for mobile connectivity continues to grow as the industry drives toward connecting the billions of people who remain unconnected. According to the Global Semiconductor Market Association, more than 65 percent of the global population will use smartphones by 2020, with emerging markets forecasted to lead this growth.

Beyond mobile, our solutions are enabling a broad set of end markets and applications some of which are embracing connectivity for the very first time—including action video cameras, smart watches, streaming music platforms, and avionics systems. With some analysts expecting the number of connected devices to reach a staggering 70 billion by 2020, Skyworks has no shortage of growth opportunities across new and emerging markets and applications.

Solving Connectivity Challenges

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

SKYWORKS’ STRATEGY

Skyworks’ overall strategy is to enable all forms of connectivity through semiconductor innovation. Key elements in our strategy include:

Industry-Leading Technology
As the industry migrates to more complex LTE architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other mobile devices plays directly into Skyworks’ core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. Our expertise includes BiFET, CMOS, HBT, pHEMT, SOI and silicon germanium processes. We also hold strong technology leadership positions in passive devices, advanced integration including proprietary shielding and 3-D die stacking, as well as SAW and TC SAW filters. Our product portfolio is reinforced by a library of over 2,200 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

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

Additionally, we continue to strive to achieve the industry’s shortest product design and manufacturing cycle times and highest yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve a low product cost structure while integrating multiple technologies into highly sophisticated multi-chip modules.

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

SKYWORKS’ PRODUCT PORTFOLIO
Our product portfolio consists of various solutions, including:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate LTE applications

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-End Modules: power amplifiers that are integrated with switches, duplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light

•	Low Noise Amplifiers: devices used to reduce system noise figure in the receive chain

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•	Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

•	VCOs/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

MARKETING AND DISTRIBUTION
Our products are primarily sold through a direct global Skyworks sales force deployed across all of our major market regions. In some markets we supplement our direct sales effort with independent manufacturers’ representatives and distribution partners, some of which are franchised globally with others focused in specific regional markets.

Our sales engagement begins at the earliest stages of the design of an existing or potential customer’s product. We strive to provide close technical collaboration with our customers and reference design partners at the inception of new programs. These relationships allow our team to facilitate customer-driven solutions, which leverage the unique strength of our intellectual property and product portfolio while providing high value and greatly reducing time-to-market.

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

CUSTOMER CONCENTRATION
A small number of customers historically has accounted for a significant portion of our net revenue. In the fiscal year ended October 2, 2015 (“fiscal 2015”), Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers) constituted more than ten percent of our net revenue. In the fiscal years ended October 3, 2014 (“fiscal 2014”) and September 27, 2013 (“fiscal 2013”), two customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers) and Samsung Electronics—each constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 16 to Item 8 of this Annual Report on Form 10-K.

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

RESEARCH AND DEVELOPMENT
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $303.2 million, $252.2 million and $226.3 million in research and development activities during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The increase in research and development expenses in fiscal 2015 and fiscal 2014 as compared to fiscal 2013 were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development activities include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

RAW MATERIALS
Raw materials for our products and manufacturing processes are generally available from several sources. It is our policy not to depend on a sole source of supply unless market or other conditions dictate otherwise. However, there are limited situations where we procure certain components and services for our products from single or limited sources, and we are currently dependent on a limited number of sole source suppliers. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Such amounts are reviewed and included in our contractual obligations and commitments as required. Certain of our suppliers consign raw materials to us at our manufacturing facilities to which we take title to as needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

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

EMPLOYEES
As of October 2, 2015, we employed approximately 6,700 employees world-wide. Approximately 770 of our employees in Mexico and 150 employees in Japan are covered by collective bargaining agreements and other union agreements.

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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2015, one customer accounted for greater than ten percent of our net revenue. In fiscal 2014, two customers each accounted for greater than ten percent of our net revenue. For further discussion see Note 16 to Item 8 of this Annual Report on Form 10-K.

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
The wireless communications semiconductor industry in general and the other analog markets in which we compete in particular are very competitive. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, NXP, QUALCOMM, and Qorvo.

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

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or manmade disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue.

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
Although we have long-term supply arrangements to obtain additional external manufacturing capacity, the third-party foundries we use for our standby manufacturing capacity may allocate their limited capacity to the production requirements of other customers and we have no contractual right to prevent them from making such allocations. If we choose to use a new foundry to replace either existing or backup capacity, it will typically take an extended period of time for us to complete our qualification process for that foundry, which will result in a significant passage of time before we can begin shipping products from that new foundry.

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
As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we may not be able to continue to attract and retain the qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given among other factors, the use of equity-based compensation by us and our competitors. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, limiting the pool of available talent. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

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

In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s ability to make timely payments against our accounts receivables could be impaired.

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
A substantial majority of our net revenue is derived from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we maintain wafer fabrication facilities in Kadoma, Japan and Osaka, Japan, as well as packaging, assembly and test facilities in Mexicali, Mexico and in Singapore. Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,

•	local economic and political conditions, including social, economic and political instability,

•	labor market conditions and workers’ rights,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•
restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, increased import or export controls and tariffs),

•	changes in, or non-compliance with, legal or regulatory import/export requirements,

•	natural disasters, acts of terrorism, widespread illness and war,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	direct or indirect government actions or policies aimed at supporting local industry,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, and import or export licensing requirements,

•	changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,

•	changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,

•	results of audits and examination of previously filed tax returns,

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

Some of the countries in which we operate and/or seek to expand are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

We are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business and results of operations.

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
To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist in the event we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.

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
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information by third parties or by Skyworks employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we expect to devote additional resources to the security of our information technology systems.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We are headquartered in Woburn, Massachusetts and have executive offices in Irvine, California. For information regarding property, plant and equipment by geographic region for each of the last three fiscal years, see Note 16 of Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Woburn, Massachusetts	Owned	158,000	Corporate headquarters and manufacturing
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Irvine, California	Leased	126,900	Design center
Newbury Park, California	Leased	114,100	Design center
San Jose, California	Leased	49,800	Design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Santa Clara, California	Leased	42,200	Design center
Osaka, Japan	Leased	405,400	Filter manufacturing
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Singapore, Singapore	Leased	134,000	Filter manufacturing
Kadoma, Japan	Leased	103,000	Filter manufacturing and office space
Ottawa, Ontario	Leased	30,900	Design center
Seoul, Korea	Leased	22,900	Design center

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SWKS”. The following table sets forth the range of high and low closing prices for our common stock, as reported by NASDAQ, and the cash dividends announced per share of common stock for the periods indicated.

	Fiscal Years Ended
	October 2, 2015			October 3, 2014
	High	Low	Dividends	High	Low	Dividends
First quarter	$74.49	$45.32	$0.13	$28.43	$23.71	$—
Second quarter	$102.05	$69.83	$0.13	$39.27	$27.40	$—
Third quarter	$110.92	$92.25	$0.13	$48.34	$34.90	$0.11
Fourth quarter	$103.97	$79.07	$0.26	$58.84	$46.34	$0.11

The number of stockholders of record of Skyworks’ common stock as of November 13, 2015 was 21,441. On November 5, 2015, the Board of Directors declared a cash dividend of $0.26 per share of common stock, payable on December 10, 2015 to stockholders of record as of November 19, 2015. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended October 2, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/04/15-7/31/15	402,945(2) (3)	$93.76	400,000	$136.2 million
8/01/15-8/28/15	850,286(2) (4)	$86.59	850,000	$62.6 million
8/29/15-10/2/15	5,564(2)	$86.33	—	$62.6 million
Total	1,258,795	$88.89	1,250,000
_________________________
(1)The stock repurchase program was approved by the Board of Directors on November 11, 2014, authorizes the repurchase of up to $300.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program was scheduled to expire on November 11, 2016.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 400,000 shares were repurchased at an average price of $93.76 per share as part of our stock repurchase program and 2,945 shares were withheld for tax obligations under restricted stock agreements with an average price of $93.57.
(4) 850,000 shares were repurchased at an average price of $86.59 per share as part of our stock repurchase program and 286 shares were withheld for tax obligations under restricted stock agreements with an average price of $91.25.

On November 10, 2015, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 10, 2017; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on

November 10, 2017. This authorized stock repurchase program replaced in its entirety the November 11, 2014 stock repurchase program. These repurchases have been and will be funded with the Company’s working capital.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below for the five years ended October 2, 2015, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. Our fiscal year ends on the Friday closest to September 30. Fiscal 2015, 2013, 2012, and 2011 each consisted of 52 weeks and ended on October 2, 2015, September 27, 2013, September 28, 2012 and September 30, 2011, respectively. Fiscal 2014 consisted of 53 weeks and ended on October 3, 2014.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011
Net revenue	$3,258.4	$2,291.5	$1,792.0	$1,568.6	$1,418.9
Operating income	$1,023.1	$565.2	$345.1	$255.6	$295.3
Operating margin	31.4%	24.7%	19.3%	16.3%	20.8%
Net income	$798.3	$457.7	$278.1	$202.0	$226.6
Earnings per share:
Basic	$4.21	$2.44	$1.48	$1.09	$1.24
Diluted	$4.10	$2.38	$1.45	$1.05	$1.19
Cash dividends declared per share	$0.65	$0.22	$—	$—	$—

	As of
Balance Sheet Data:	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011
Working capital	$1,450.8	$1,131.6	$893.6	$700.6	$569.2
Property, plant and equipment, net	$826.4	$555.9	$328.6	$279.4	$251.4
Total assets	$3,719.4	$2,973.8	$2,333.1	$2,136.6	$1,890.4
Stockholders’ equity	$3,159.2	$2,532.4	$2,101.1	$1,905.5	$1,609.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including but not limited to those described below and in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets. Our key customers include Arris, Bose, Cisco, Dell, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, Rockwell Collins, Samsung, Sonos, and ZTE. Our competitors include Analog Devices, Avago Technologies, Linear Technology, Maxim Integrated Products, Murata Manufacturing, NXP, QUALCOMM, and Qorvo.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED OCTOBER 2, 2015, OCTOBER 3, 2014, AND SEPTEMBER 27, 2013.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	October 2, 2015	October 3, 2014	September 27, 2013
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.3	55.4	57.2
Gross profit	47.7	44.6	42.8
Operating expenses:
Research and development	9.3	11.0	12.6
Selling, general and administrative	5.9	7.8	8.9
Amortization of intangibles	1.0	1.1	1.6
Restructuring and other charges	0.1	—	0.4
Total operating expenses	16.3	19.9	23.5
Operating income	31.4	24.7	19.3
Other income (expense), net	—	—	—
Income before income taxes	31.4	24.7	19.3
Provision for income taxes	6.9	4.7	3.7
Net income	24.5%	20.0%	15.6%

GENERAL
During the fiscal year ended October 2, 2015, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased to approximately $3.3 billion, an increase of 42% as compared to the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in tablet computing and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by 670 basis points to 31.4% for fiscal 2015 from 24.7% in fiscal 2014. The increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expenses.

•
As a result of the aforementioned factors, overall profitability increased significantly from fiscal 2014 with year-over-year increases in net income and diluted earnings per share of 74% and 72%, respectively.

•
Our ending cash and cash equivalents balance increased 30% to $1,044 million in fiscal 2015 from $806 million in fiscal 2014. This was the result of a 29% increase in cash from operations to $993 million in fiscal 2015 from $772 million in fiscal 2014 due to higher net income partially offset by changes in working capital. In addition, we invested $430 million on capital expenditures associated with plant expansions in Mexico and Japan, $237 million to repurchase over 2.9 million shares of our common stock, and $123 million in cash dividend payments.

NET REVENUE

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Net revenue	$3,258.4	42.2%	$2,291.5	27.9%	$1,792.0

We market and sell our products directly to original equipment manufacturers of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year, primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second fiscal quarter is typically lower and in line with seasonal industry trends.

The $966.9 million increase in revenue in fiscal 2015 as compared to fiscal 2014 was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device due to more complex smartphones continuing to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing and wearables, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

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

For information regarding net revenue by geographic region and customer concentration, see Note 16 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Gross profit	$1,554.5	52.0%	$1,022.7	33.4%	$766.6
% of net revenue	47.7%		44.6%		42.8%

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

Gross profit was $531.8 million greater in fiscal 2015 as compared to fiscal 2014. The increase in gross profit was primarily the result of higher unit volumes, lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $687.8 million. These benefits were partially offset by the erosion of average selling price, unfavorable changes in product mix and other costs that combined to negatively impact gross profit by $156.0 million. As a result of these impacts, gross profit margin increased to 47.7% of net revenue for fiscal 2015.

Gross profit was $256.1 million greater in fiscal 2014 as compared to fiscal 2013. The increase in gross profit was primarily the result of higher unit volumes, lower overall per unit material and manufacturing costs with an aggregate gross profit benefit of $273.5 million. These benefits were partially offset by the erosion of average selling price, unfavorable changes in product mix and other costs which combined to negatively impact gross profit by $17.4 million. As a result of these impacts, gross profit margin increased to 44.6% of net revenue for fiscal 2014.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Research and development	$303.2	20.2%	$252.2	11.4%	$226.3
% of net revenue	9.3%		11.0%		12.6%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2015 as compared to fiscal 2014 is primarily related to increased employee compensation expense, including share-based compensation, of approximately $26.7 million and increased product development and other related expenses of approximately $24.3 million. Research and development expense decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Selling, general and administrative	$191.3	6.8%	$179.1	12.1%	$159.7
% of net revenue	5.9%		7.8%		8.9%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period or prior periods and other costs.

The increase in selling, general and administrative expenses in fiscal 2015 as compared to fiscal 2014 was primarily related to increased compensation expense including share-based compensation, and legal expenses related to acquisitions completed and contemplated during the period. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

The increase in selling, general and administrative expenses in fiscal 2014 as compared to fiscal 2013 was primarily related to increased compensation expense including share-based compensation of $8.1 million, legal expenses related to ongoing litigation of $3.9 million and acquisition related expenses of $3.4 million. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Amortization of intangibles	$33.5	29.3%	$25.9	(11.0)%	$29.1
% of net revenue	1.0%		1.1%		1.6%

The increase in amortization expense for fiscal 2015 as compared to fiscal 2014 was primarily due to the intangible assets that were acquired in fiscal 2015 and fiscal 2014, partially offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

Amortization expense decreased in fiscal 2014 when compared to the prior fiscal year due to the end of the estimated useful lives of certain fully amortized intangible assets acquired in prior fiscal years. This decrease was partially offset by the amortization of intangibles acquired in the Panasonic transaction.

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	October 2, 2015	Change	October 3, 2014	Change	September 27, 2013
(dollars in millions)
Provision for income taxes	$225.3	109.6%	$107.5	61.9%	$66.4
% of net revenue	6.9%		4.7%		3.7%

The annual effective tax rate for fiscal 2015 of 22.0% was less than the United States federal statutory rate of 35% primarily due to benefits of 11.8% related to foreign earnings taxed at a rate less than the United States federal rate, benefits of 1.9% related to a domestic production activities deduction, and benefits of 1.5% related to the recognition of federal research and development tax credits, partially offset by income tax rate expense impact of 2.5% related to a change in our tax reserves.

As a result of the enactment of the Tax Increase Prevention Act of 2014, which retroactively reinstated and extended the research and development tax credit, $11.0 million of tax credits that were earned in fiscal 2014, our tax rate was reduced during fiscal 2015.

We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditioned upon our compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased the taxes we owe in Singapore by $26.6 million and $12.6 million for fiscal 2015 and fiscal 2014, respectively. This resulted in tax benefits of $0.14 and $0.07 of diluted earnings per share for fiscal 2015 and fiscal 2014, respectively.

As of October 2, 2015, the Company’s federal income tax returns for the fiscal year ended September 28, 2012 (“fiscal 2012”) and fiscal 2013 were under examination by the Internal Revenue Service (“IRS”). The Company expects the IRS examination to close in the first quarter of the fiscal year ending September 30, 2016 (“fiscal 2016”) and does not expect the results of this audit to have an adverse impact on its tax expense. In addition, various state and international returns are under examination by their respective taxing authorities. The Company does not expect the results of these audits to have a material impact on its financial position, results of operations, or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(dollars in millions)	October 2, 2015	October 3, 2014	September 27, 2013
Cash and cash equivalents at beginning of period	$805.8	$511.1	$307.1
Net cash provided by operating activities	992.8	772.4	499.7
Net cash used in investing activities	(454.7)	(357.1)	(123.0)
Net cash used in financing activities	(300.3)	(120.6)	(172.7)
Cash and cash equivalents at end of period	$1,043.6	$805.8	$511.1

Cash Flow from Operating Activities:
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2015, we generated $992.8 million in cash flow from operations, an increase of $220.4 million when compared to $772.4 million generated in fiscal 2014. The increase in cash flow from operating activities during the fiscal year ended October 2, 2015 was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities and the effects of non-cash depreciation and share-based compensation. Specifically, the changes in operating assets and liabilities that were sources of cash were: $106.0 million related to tax liabilities, payroll related accruals and other accrued expenses, $90.5 million in accounts payable related to the timing of vendor payments, and $3.6 million in changes in inventory. These sources of cash were offset by uses of cash of $222.2 million in accounts receivable due to the timing of customer collections and $39.2 million primarily related to pre-paid manufacturing costs.

Cash Flow from Investing Activities:
Cash flow from investing activities consists of capital expenditures, cash paid for acquisitions, net of cash acquired and the sale and maturity of investments. Cash flow used in investing activities was $454.7 million during fiscal 2015, compared to $357.1 million during fiscal 2014. The increase in capital expenditures was primarily due to the expansion of our assembly and test facility in Mexicali, Mexico, the construction of a new filter fabrication facility in Osaka, Japan, the purchase of manufacturing equipment to support increased production for the operations in Japan and Singapore of the joint venture with Panasonic, referred to as FilterCo, and to a lesser extent, our wafer fabrication facilities in the United States. Cash flows from investing activities for the twelve months ended October 2, 2015 also include the final working capital payment associated with the FilterCo acquisition as well as cash paid for an immaterial business combination net of cash, during the period.

Cash Flow from Financing Activities:
Cash flows from financing activities consist primarily of cash transactions related to debt and equity. During fiscal 2015, we had net cash outflows of $300.3 million, compared to $120.6 million in fiscal 2014. During fiscal 2015 we had the following significant uses of cash:

•	$237.3 million related to our repurchase of approximately 2.9 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on November 11, 2014;

•	$123.1 million related to the payment of cash dividends on our common stock; and

•	$54.2 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.
These uses of cash were partially offset by the excess tax benefit from stock option exercises of $57.3 million and net proceeds from employee stock option exercises of $57.0 million during fiscal 2015.

Liquidity:
Cash and cash equivalent balances were $1,043.6 million at October 2, 2015, representing an increase of $237.8 million from October 3, 2014. The increase resulted from $992.8 million in cash generated from operations which was partially offset by $430.1 million in capital expenditures primarily for increased production capacity in Mexico and Japan, $237.3 million used to repurchase 2.9 million shares of stock, and $123.1 million in cash dividend payments during fiscal 2015. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,043.6 million at October 2, 2015 consisted of $657.2 million held domestically and $386.4 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at October 2, 2015, $340.8 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $45.6 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K-303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at October 2, 2015 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$78.7	$5.4	$2.6	$—	$70.7
Operating lease obligations	66.2	15.1	22.9	14.0	14.2
Other commitments (2)	94.4	94.2	0.2	—	—
Total	$239.3	$114.7	$25.7	$14.0	$84.9
_________________________

(1)
Other long-term liabilities include our gross unrecognized tax benefits, as well as executive deferred compensation, which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)
Other commitments consist of liabilities related to business combinations, contractual license and royalty payments, and other purchase obligations. See Note 11 of Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price protection and product returns (stock rotation) for products sold to certain electronic component distributors. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

We determine the fair value of our non-qualified stock options at the date of grant using the Black-Scholes options-pricing model. For restricted and performance based awards and units, we determine the fair value based on the grant date fair value of the Company’s stock based on the most probable outcome of the underlying performance metric, as applicable. For more complex performance awards with market-based conditions we employ a Monte Carlo simulation and determine the fair value based on the most probable outcome of the performance metric. Our determination of fair value of share-based items on the date of grant contains assumptions regarding a number of highly complex and subjective variables including, but not limited to: our expected stock price volatility over the term of the award, correlation coefficients, risk-free rate, the expected life of the award, forfeiture rates, and a dividend yield with compensation expense recognized over the requisite service period of the underlying award. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly. Historically, we have not experienced material differences in our estimates and actual results.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended October 2, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality investment risk, interest rate risk and exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks related principally to our investment portfolio and consisted of the following (in millions):

October 2, 2015
Cash and cash equivalents (time deposits, certificate of deposits and money market funds)	$1,043.6
Available for sale securities (auction rate securities) at carrying value	2.3
Total	$1,045.9

The main objectives of our investment activities are the liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material as our money market and deposits are diversified across several financial institutions with high credit ratings that reduces the amount of credit exposure to any one counterparty.

Based on our results of operations for the fiscal year ended October 2, 2015, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before taxes.

We own $3.2 million of par value auction rate securities that are currently valued at $2.3 million as of October 2, 2015. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of October 2, 2015.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A small percentage of our international operational expenses are denominated in foreign currencies. Exchange rate volatility could negatively or positively impact those operating costs. For the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013, the Company had foreign exchange gains/(losses) of $1.7 million, $0.1 million and $(1.1) million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could have a greater effect on our business in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

The Company currently holds foreign currency put and call options on the Japanese yen that offset the cash flow impact related to the purchase option of the remaining 34% interest of FilterCo. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the fiscal year ended October 2, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 35

(2)	Consolidated Statements of Operations for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 36

(3)	Consolidated Statements of Comprehensive Income for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 37

(4)	Consolidated Balance Sheets at October 2, 2015 and October 3, 2014	Page 38

(5)	Consolidated Statements of Cash Flows for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 39

(6)	Consolidated Statements of Stockholders’ Equity for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 40

(7)	Notes to Consolidated Financial Statements	Page 41 through 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of October 2, 2015 and October 3, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 2, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of the 2015 Form 10-K. We also have audited Skyworks Solutions, Inc.’s internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of October 2, 2015 and October 3, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended October 2, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Boston, Massachusetts
November 24, 2015

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net revenue	$3,258.4	$2,291.5	$1,792.0
Cost of goods sold	1,703.9	1,268.8	1,025.4
Gross profit	1,554.5	1,022.7	766.6
Operating expenses:
Research and development	303.2	252.2	226.3
Selling, general and administrative	191.3	179.1	159.7
Amortization of intangibles	33.5	25.9	29.1
Restructuring and other charges	3.4	0.3	6.4
Total operating expenses	531.4	457.5	421.5
Operating income	1,023.1	565.2	345.1
Other income (expense), net	0.5	—	(0.6)
Income before income taxes	1,023.6	565.2	344.5
Provision for income taxes	225.3	107.5	66.4
Net income	$798.3	$457.7	$278.1
Earnings per share:
Basic	$4.21	$2.44	$1.48
Diluted	$4.10	$2.38	$1.45
Weighted average shares:
Basic	189.5	187.2	187.5
Diluted	194.9	192.6	192.2

Cash dividends declared and paid per share	$0.65	$0.22	$—

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net income	$798.3	$457.7	$278.1
Other comprehensive income, net of tax
Pension adjustments	(0.2)	—	0.7
Foreign currency translation adjustment	(3.1)	(4.0)	—
Comprehensive income	$795.0	$453.7	$278.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 2, 2015	October 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,043.6	$805.8
Receivables, net of allowance for doubtful accounts of $0.4 and $0.8, respectively	538.0	317.6
Inventory	267.9	270.8
Other current assets	65.2	35.0
Total current assets	1,914.7	1,429.2
Property, plant and equipment, net	826.4	555.9
Goodwill	856.7	851.0
Intangible assets, net	45.0	75.0
Deferred tax assets, net	56.3	50.8
Other assets	20.3	11.9
Total assets	$3,719.4	$2,973.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291.1	$200.6
Accrued compensation and benefits	81.5	70.7
Other current liabilities	91.3	26.3
Total current liabilities	463.9	297.6
Long-term tax liabilities	71.0	41.6
Other long-term liabilities	25.3	102.2
Total liabilities	560.2	441.4
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 219.0 shares issued and 190.3 shares outstanding at October 2, 2015, and 214.2 shares issued and 189.2 shares outstanding at October 3, 2014	47.6	47.3
Additional paid-in capital	2,495.2	2,248.2
Treasury stock, at cost	(844.6)	(553.1)
Retained earnings	1,469.2	794.9
Accumulated other comprehensive loss	(8.2)	(4.9)
Total stockholders’ equity	3,159.2	2,532.4
Total liabilities and stockholders’ equity	$3,719.4	$2,973.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$798.3	$457.7	$278.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	99.8	86.0	71.7
Depreciation	162.3	96.8	74.3
Amortization of intangible assets	33.5	25.9	29.1
Contribution of common shares to savings and retirement plans	20.9	17.1	17.1
Deferred income taxes	(3.9)	3.3	13.7
Excess tax benefit from share-based compensation	(57.3)	(40.8)	(10.8)
Other	0.5	1.0	0.3
Changes in assets and liabilities net of acquired balances:
Receivables, net	(222.2)	(12.4)	4.9
Inventory	3.6	(6.1)	3.4
Other current and long-term assets	(39.2)	7.3	(0.2)
Accounts payable	90.5	74.2	(14.1)
Other current and long-term liabilities	106.0	62.4	32.2
Net cash provided by operating activities	992.8	772.4	499.7
Cash flows from investing activities:
Capital expenditures	(430.1)	(208.6)	(123.8)
Payments for acquisitions, net of cash acquired	(24.6)	(148.5)	—
Sales and maturities of short term investments	—	—	0.8
Net cash used in investing activities	(454.7)	(357.1)	(123.0)
Cash flows from financing activities:
Payment of contingent consideration	—	—	(1.1)
Excess tax benefit from share-based compensation	57.3	40.8	10.8
Repurchase of common stock - payroll tax withholdings on equity awards	(54.2)	(22.1)	(18.6)
Repurchase of common stock - share repurchase program	(237.3)	(165.7)	(184.9)
Dividends paid	(123.1)	(41.4)	—
Net proceeds from exercise of stock options	57.0	67.8	21.1
Net cash used in financing activities	(300.3)	(120.6)	(172.7)
Net increase in cash and cash equivalents	237.8	294.7	204.0
Cash and cash equivalents at beginning of period	805.8	511.1	307.1
Cash and cash equivalents at end of period	$1,043.6	$805.8	$511.1
Supplemental cash flow disclosures:
Income taxes paid	$126.1	$63.2	$26.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 28, 2012	192.3	$48.1	10.6	$(161.8)	$1,920.0	$100.8	$(1.6)	$1,905.5
Net income	—	—	—	—	—	278.1	—	278.1
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	3.7	0.9	0.9	(18.6)	48.8	—	—	31.1
Share-based compensation expense	—	—	—	—	70.6	—	—	70.6
Share repurchase program	(8.1)	(2.0)	8.1	(184.9)	2.0	—	—	(184.9)
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Balance at September 27, 2013	187.9	$47.0	19.6	$(365.3)	$2,041.4	$378.9	$(0.9)	$2,101.1
Net income	—	—	—	—	—	457.7	—	457.7
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	5.8	1.4	0.9	(22.1)	129.9	—	—	109.2
Share-based compensation expense	—	—	—	—	75.8	—	—	75.8
Share repurchase program	(4.5)	(1.1)	4.5	(165.7)	1.1	—	—	(165.7)
Dividends declared	—	—	—	—	—	(41.7)	—	(41.7)
Other comprehensive loss	—	—	—	—	—	—	(4.0)	(4.0)
Balance at October 3, 2014	189.2	$47.3	25.0	$(553.1)	$2,248.2	$794.9	$(4.9)	$2,532.4
Net income	—	—	—	—	—	798.3	—	798.3
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	4.0	1.0	0.8	(54.2)	156.7	—	—	103.5
Share-based compensation expense	—	—	—	—	89.6	—	—	89.6
Share repurchase program	(2.9)	(0.7)	2.9	(237.3)	0.7	—	—	(237.3)
Dividends declared	—	—	—	—	—	(124.0)	—	(124.0)
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)
Balance at October 2, 2015	190.3	$47.6	28.7	$(844.6)	$2,495.2	$1,469.2	$(8.2)	$3,159.2

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is empowering the wireless networking revolution. The Company’s highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2015 and 2013 each consisted of 52 weeks and ended on October 2, 2015 and September 27, 2013, respectively. Fiscal year 2014 consisted of 53 weeks and ended on October 3, 2014.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as inventory, income taxes, share-based compensation, loss contingencies, bad debt allowance, intangible assets associated with business combinations and overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

REVENUE RECOGNITION
Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonably assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria of the FASB’s ASC 605 Revenue Recognition, have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and/or a right of return (stock rotation) on unsold products. Reserves for sales returns and allowances are recorded based on historical experience or pursuant to contractual arrangements necessitating revenue reserves.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts related to potential losses that could arise due to customers’ inability to make required payments. These reserves require management to apply judgment in deriving these estimates. In addition, the Company performs ongoing credit evaluations of its customers’ financial condition and if it becomes aware of any specific receivables which may be uncollectable, they perform additional analysis including, but not limited to factors such as a customer’s credit worthiness, intent and ability to pay and overall financial position and reserves are recorded if deemed necessary. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and results of operations could be materially affected.

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

DERIVATIVES
The Company utilizes derivative financial instruments to manage market risks associated with fluctuations in foreign currency exchange rates on specific transactions that occur in the normal course of business. The criteria the Company uses for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedge transaction. All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included as either an asset or liability on the balance sheet.

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

FAIR VALUE
ASC 820 Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The Company measures certain assets and liabilities at fair value on a recurring basis in three levels, based on the market in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. It recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities.

INVENTORY
Inventory is stated at the lower of cost or market on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost less accumulated depreciation, with significant renewals and betterments being capitalized and retired equipment written off in the respective periods. Maintenance and repairs are expensed as incurred.

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

GOODWILL AND INDEFINITE INTANGIBLE ASSETS
Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually as of the first day of the fourth fiscal quarter for impairment in accordance with the provisions of ASC 350 Intangibles-Goodwill and Other (“ASC 350”) or more frequently if indicators of impairment exist during the fiscal year. Intangible assets with indefinite useful lives comprise an insignificant portion of the total book value of the Company’s intangible assets. The Company assesses its conclusion regarding reporting units in conjunction with the annual goodwill impairment test, and has determined that it has one reporting unit for the purposes of allocating and testing goodwill under ASC 350.

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

Share-based compensation expense recognized during the period includes actual expense on vested awards and expense associated with unvested awards that has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews actual forfeitures at least annually.

The Company determines the fair value of share-based option awards based on the Company’s closing stock price on the date of grant using a Black-Scholes options pricing model. Under the Black-Scholes model, a number of highly complex and subjective variables are used including, but not limited to: the expected stock price volatility over the term of the award, the risk-free rate, the expected life of the award and dividend yield. The determination of fair value of restricted and certain performance share awards and units is based on the value of the Company’s stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition.

For more complex performance awards including units with market-based performance conditions the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of highly complex and subjective variables are used including, but not limited to: the expected stock price volatility over the term of the award, a correlation coefficient, the risk-free rate, the expected life of the award, and dividend yield.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

LOSS CONTINGENCIES
The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the Company assesses the potential liability related to the potential pending loss contingency and revises its estimates. Loss contingencies are disclosed if there is at least a reasonable possibility that a loss or an additional loss may have been incurred and legal costs are expensed as incurred.

EMPLOYEE RETIREMENT BENEFIT PLANS
The Company accounts for the benefit pension plan in accordance with the provisions of ASC 715 Compensation-Retirement Benefits. In accordance with the provisions, funded status of benefit pension plans (that is the balance of plan assets and benefit obligations) are recognized on the consolidated balance sheet and pension liability adjustments, net of tax, are recorded in Accumulated Other Comprehensive Income.
The Company determines discount rates considering the rates of return on high-quality fixed income investments, and the expected long-term rate of return on pension plan assets by considering the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Decreases in discount rates lead to increases in benefit obligations that, in turn, could lead to an increase in amortization cost through amortization of actuarial gain or loss. A decline in the market values of plan assets will generally result in a lower expected rate of return, which would result in an increase of future retirement benefit costs.
FOREIGN CURRENCIES
The Company’s primary functional currency is the United States dollar. Gains and losses related to foreign currency transactions, conversion of foreign denominated cash balances and translation of foreign currency financial statements are included in current results. For certain foreign entities that utilize local currencies as their functional currency, the resulting unrealized translation gains and losses are reported as currency translation adjustment through other comprehensive income (loss) for each period.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for the first quarter of our fiscal year 2017. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on its consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations and simplify the current GAAP requirements by reducing the number of consolidation models. The guidance is effective for the first quarter of our fiscal year 2016. The Company does not expect this standard to have a material impact on its statement of operations, statement of cash flows or its financial position.

In April 2015, the FASB issued ASU 2015-04, Compensation—Retirement Benefits (Topic 715): which amends the accounting guidance that provides a practical expedient to companies whose fiscal year end does not coincide with a calendar month-end. The practical expedient permits the entity to measure defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal year-end and apply the practical expedient consistently from year to year. This guidance will be effective prospectively for the first quarter of our fiscal year 2017, with early application permitted. The adoption of this guidance is not expected to have a material effect on our financial condition and results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory to be subsequently measured using the lower of cost or net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” This guidance will be effective for the fourth fiscal quarter of fiscal year 2017 and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance will be effective for the first quarter of our fiscal year 2019. Early adoption is permitted, but not before the first quarter of our fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the impact of this guidance on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company.

3.    BUSINESS COMBINATIONS

On August 1, 2014, the Company entered into a joint venture, referred to as FilterCo, with Panasonic with respect to the design, manufacture and sale of Panasonic’s SAW and TC SAW filter products. The Company acquired a controlling 66% interest in FilterCo for $148.5 million, subject to certain working capital adjustments with the right to acquire from Panasonic (the “purchase option”) the remaining 34% interest in FilterCo upon the second anniversary of the acquisition. As a result of the purchase option, the Company consolidates 100% of FilterCo’s operations. During the fiscal year ended October 2, 2015, Panasonic identified and contributed an additional $7.5 million of fixed assets related to filter production as well as additional employee related liabilities to FilterCo. The Company and Panasonic agreed upon these additional amounts during the fiscal year ended October 2, 2015, and accordingly the working capital adjustment was increased by $7.2 million, which resulted in the total fair value of net assets acquired for FilterCo increasing to $240.4 million. The Company finalized and paid Panasonic $18.1 million related to the working capital adjustment for the FilterCo acquisition during the fiscal year ended October 2, 2015.

On April 1, 2015, Panasonic formally transferred all applicable employees to FilterCo, including employee benefits such as their pension obligation and associated assets as discussed in Note 10, Employee Benefit Plans, Pensions and Other Retirement Benefits in these Notes to the Consolidated Financial Statements. The Company subsequently performed a valuation of the pension plan and finalized the purchase accounting, resulting in an increase in goodwill recognized in the transaction during the measurement period.

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

Proposed Acquisition of PMC-Sierra

On October 5, 2015, the Company, and its newly formed, wholly owned subsidiary, Amherst Acquisition, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PMC-Sierra, Inc. or PMC, providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of PMC by the Company at a price of $10.50 per share in cash through the merger of Merger Sub into PMC (the “Merger”), with PMC surviving the Merger as a wholly owned subsidiary of the Company. On October 29, 2015, the Company and PMC entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), which amended and restated in its entirety the Merger Agreement.

Pursuant to the Amended and Restated Merger Agreement, the Company and PMC agreed to amend the terms of the Merger Agreement to, among other things, increase the per-share Merger Consideration from $10.50 to $11.60 in cash. On November 23, 2015, PMC delivered to the Company a notice terminating the Amended and Restated Merger Agreement. On November 24, 2015, PMC paid the Company a termination fee of $88.5 million pursuant to the Amended and Restated Merger Agreement.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended October 2, 2015.

Level 3 assets include an auction rate security that is classified as available for sale and recorded in other long-term assets, scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

Following August 1, 2016, the two-year anniversary of the Company entering into the joint venture with Panasonic, the purchase option can be exercised by either the Company or Panasonic and although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a level 3 liability. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratably over the remaining purchase option period. The carrying value of this liability is included in other short-term liabilities on the consolidated balance sheet as of October 2, 2015.

The Company holds currency call and put options (“foreign currency options”) that are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company nets the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a short-term asset or liability with the total change in fair value being recorded to earnings each period. The Company measures the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of October 2, 2015, these derivatives have been netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact on the consolidated results.

The Company has classified its contingent consideration related to its business combination with Quantance during the period ended October 2, 2015, as a Level 3 liability. The contingent consideration liability was computed on expected revenue to be generated by the acquired enterprise’s products using a weighted average probability income approach. Revenue assumptions used in the calculation require significant management judgment. Accordingly, the liability is classified as Level 3. The Company will reassess the fair value of the contingent consideration on a quarterly basis and record any applicable adjustments to earnings in the period they are determined.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of October 2, 2015				As of October 3, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$464.6	$464.6	$—	$—	$444.5	$444.5	$—	$—
Auction rate security	2.3	—	—	2.3	2.3	—	—	2.3
Foreign currency derivative assets	3.3	—	—	3.3	0.7	—	—	0.7
Total	$470.2	$464.6	$—	$5.6	$447.5	$444.5	$—	$3.0
Liabilities
Purchase obligation recorded for business combinations	$75.4	$—	$—	$75.4	$74.0	$—	$—	$74.0
Foreign currency derivative liabilities	2.8	—	—	2.8	0.7	—	—	0.7
Contingent consideration liability recorded for business combinations	0.5	—	—	0.5	—	—	—	—
Total	$78.7	$—	$—	$78.7	$74.7	$—	$—	$74.7

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 3, 2014	$2.3	$0.7
Changes in fair value included in earnings	—	2.6
Balance as of October 2, 2015	$2.3	$3.3

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 3, 2014	$74.0	$0.7	$—
Changes in fair value included in earnings	1.4	2.1	—
Purchases and additions	—	—	0.5
Balance as of October 2, 2015	$75.4	$2.8	$0.5

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended October 2, 2015.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	October 2, 2015	October 3, 2014
Raw materials	$30.0	$45.4
Work-in-process	192.4	145.9
Finished goods	38.0	71.3
Finished goods held on consignment by customers	7.5	8.2
Total inventories	$267.9	$270.8

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	As of
	October 2, 2015	October 3, 2014
Land and improvements	$11.6	$11.6
Buildings and improvements	101.7	90.7
Furniture and fixtures	26.9	26.9
Machinery and equipment	1,285.4	952.9
Construction in progress	159.8	95.0
Total property, plant and equipment, gross	1,585.4	1,177.1
Accumulated depreciation and amortization	(759.0)	(621.2)
Total property, plant and equipment, net	$826.4	$555.9

7.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the fiscal year ended October 2, 2015, are primarily related to the business combination which closed during the fiscal year and to a lesser extent the final measurement period adjustments primarily related to the fair value of the pension inherited during the fiscal 2014 acquisition of FilterCo as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended October 2, 2015.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period remaining (years)	October 2, 2015			October 3, 2014
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	1.0	$57.2	$(48.7)	$8.5	$57.2	$(39.4)	$17.8
Developed technology and other	1.8	99.7	(64.8)	34.9	96.2	(40.6)	55.6
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$158.5	$(113.5)	$45.0	$155.0	$(80.0)	$75.0

The net carrying amount of intangible assets increased for the fiscal year ended October 2, 2015 due to the identifiable intangible assets acquired during the fiscal year as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$29.4	$13.2	$0.8	$—	$—	$—

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States	$602.1	$346.8	$164.8
Foreign	421.5	218.4	179.7
Income before income taxes	$1,023.6	$565.2	$344.5

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Current tax expense (benefit):
Federal	$199.5	$88.2	$38.0
State	(0.5)	(0.5)	0.1
Foreign	33.9	13.5	14.8
	232.9	101.2	52.9
Deferred tax expense (benefit):
Federal	(2.0)	12.3	14.4
State	(10.4)	(4.6)	(4.9)
Foreign	0.4	(11.2)	(0.1)
	(12.0)	(3.5)	9.4

Change in valuation allowance	4.4	9.8	4.1
Provision for income taxes	$225.3	$107.5	$66.4

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States Federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Tax expense at United States statutory rate	$358.3	$197.8	$120.6
Foreign tax rate difference	(120.9)	(77.3)	(49.8)
Research and development credits	(15.0)	(2.8)	(16.3)
Change in tax reserve	25.5	11.0	11.7
Change in valuation allowance	4.4	9.8	4.1
Domestic production activities deduction	(19.7)	(10.9)	(5.0)
Audit settlements and adjustments	—	(19.7)	1.9
Other, net	(7.3)	(0.4)	(0.8)
Provision for income taxes	$225.3	$107.5	$66.4

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35%. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $120.9 million and $77.3 million for the fiscal years ended October 2, 2015 and October 3, 2014, respectively.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of October 2, 2015, the United States Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision for the year ended October 2, 2015, does not reflect the impact of any research and development tax credits that would have been earned after December 31, 2014, had the federal tax credit not expired.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, extending the Research and Experimentation Tax Credit to reinstate and retroactively extend credits earned in calendar year 2014. As a result of the enactment of this law, $11.0 million of federal research and development tax credits that were earned in fiscal 2014 reduced the tax rate during fiscal 2015. These credits were not reflected in the fiscal 2014 tax rate.

As of October 2, 2015, the Company’s federal income tax returns for fiscal 2012 and 2013 were under examination by the IRS. The Company expects the IRS examination to close in the first quarter of fiscal 2016 and does not expect the results of this audit to have an adverse impact on its tax expense. In addition, various state and international tax returns are under examination by their respective taxing authorities. The Company does not expect the results of these audits to have a material impact on its financial position, results of operations, or cash flows.

During the fourth quarter of fiscal 2014, the Company concluded an IRS examination of its federal income tax return for fiscal year 2011. As a result of the conclusion of the IRS examination, the Company agreed to various adjustments to its fiscal 2011 tax return that resulted in the recognition of tax expense of $0.7 million and $1.9 million for fiscal years 2014 and 2013, respectively. In addition, the conclusion of the IRS examination also resulted in a decrease in the uncertain tax positions of $20.9 million in fiscal 2014, of which $20.4 million was recognized as a benefit to tax expense.

In December 2013, Mexico enacted a comprehensive tax reform package, which became effective on January 1, 2014. As a result of this change, the Company adjusted its deferred taxes in that jurisdiction, resulting in the recognition of a tax benefit that reduced the Company’s foreign income tax expense by $4.6 million for year ended October 3, 2014.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020 and is conditional upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $26.6 million and $12.6 million for the fiscal years ended October 2, 2015 and October 3, 2014, respectively, which resulted in tax benefits of $0.14 and $0.07 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014
Deferred Tax Assets:
Current:
Inventory	$4.9	$5.3
Bad debts	0.1	0.2
Accrued compensation and benefits	5.2	5.0
Product returns, allowances and warranty	4.3	4.9
Restructuring	0.1	0.2
Other, net	0.6	0.3
Current deferred tax assets	15.2	15.9
Less valuation allowance	(6.4)	(6.4)
Net current deferred tax assets	8.8	9.5
Long-term:
Intangible assets	11.6	4.7
Share-based and other deferred compensation	44.6	39.4
Net operating loss carry forwards	7.4	12.7
Federal tax credits	11.5	13.0
State tax credits	53.4	43.1
Other, net	2.4	2.7
Long-term deferred tax assets	130.9	115.6
Less valuation allowance	(58.8)	(54.4)
Net long-term deferred tax assets	72.1	61.2

Deferred tax assets	146.1	131.5
Less valuation allowance	(65.2)	(60.8)
Net deferred tax assets	80.9	70.7
Deferred Tax Liabilities:
Current:
Prepaid insurance	(0.8)	(0.8)
Current deferred tax liabilities	(0.8)	(0.8)
Long-term:
Property, plant and equipment	(10.1)	(11.6)
Intangible assets	(8.2)	(1.2)
Long-term deferred tax liabilities	(18.3)	(12.8)

Net deferred tax liabilities	(19.1)	(13.6)
Total net deferred tax assets	$61.8	$57.1

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of October 2, 2015, the Company has maintained a valuation allowance of $65.2 million. This valuation allowance is comprised of $53.5 million related to United States state tax credits, and $11.7 million related to foreign deferred tax assets. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $65.2 million income tax benefit may be recognized. The Company will need to generate $144.2 million of future United States federal taxable income to utilize our United States deferred tax assets as of October 2, 2015. The Company believes that future reversals of taxable temporary differences, and its forecast of continued strong earnings in its domestic and foreign jurisdictions supports its decision to not record a valuation allowance on other deferred tax assets.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of October 2, 2015, the Company has United States federal net operating loss carry forwards of approximately $9.9 million. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2035. The Company also has United States federal income tax credit carry forwards of $6.4 million, of which $6.3 million of federal income tax credit carry forwards have not been recorded as a deferred tax asset. The Company also has state income tax credit carry forwards of $53.4 million, net of federal benefits, for which the Company has provided a valuation allowance. The United States federal tax credits expire at various dates through 2030. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of October 2, 2015, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $1,175.5 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at October 3, 2014	$51.8
Increases based on positions related to prior years	0.2
Increases based on positions related to current year	29.3
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(0.1)
Balance at October 2, 2015	$81.2

Of the total unrecognized tax benefits at October 2, 2015, $66.7 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized. There are certain unrecognized tax positions that may be adjusted during fiscal 2016 upon closure of the IRS examination of the Company’s fiscal 2012 and 2013 federal income tax returns. During the year ended October 2, 2015, the Company recognized $0.1 million of previously unrecognized tax benefits related to the expiration of the statute of limitations and $1.6 million of accrued interest or penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions as of October 2, 2015 are the United States, California, Singapore, Mexico and Canada. For the United States, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2008. For Mexico, the Company has open tax years back to fiscal 2009. For Singapore, the Company has open tax years dating back to fiscal 2011. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact our financial position, results of operations or cash flows.

9.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At October 2, 2015, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 219.0 million shares are issued and 190.3 million shares outstanding.

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

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 2, 2015, the Company had no shares of preferred stock issued or outstanding.

SHARE REPURCHASE

During the fiscal year ended October 2, 2015, the Company paid approximately $237.3 million (including commissions) in connection with the repurchase of 2.9 million shares of its common stock (paying an average price of $83.29 per share) under the November 11, 2014 share repurchase plan. This plan was initially valid through November 11, 2016, and allowed for the repurchase of the Company’s common stock on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. As of October 2, 2015, $62.7 million remained available under the share repurchase plan.

On November 10, 2015, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on November 10, 2017; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on November 10, 2017. This authorized stock repurchase program replaced in its entirety the November 11, 2014 stock repurchase program. These repurchases have been and will be funded with the Company’s working capital.

During the fiscal year ended October 3, 2014, the Company paid approximately $165.7 million (including commissions) in connection with the repurchase of 4.5 million shares of its common stock (paying an average price of $36.46 per share).

DIVIDENDS

On November 5, 2015, the Company announced that the Board of Directors declared a cash dividend on the Company’s common stock of $0.26 per share. This dividend is payable on December 10, 2015, to the Company’s stockholders of record as of the close of business on November 19, 2015. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2015 and 2014 were as follows (in millions except per share amounts):

	Fiscal Years Ended
	October 2, 2015		October 3, 2014
	Per Share	Total	Per Share	Total
First quarter	$0.13	$24.7	$—	$—
Second quarter	0.13	24.9	—	—
Third quarter	0.13	24.8	0.11	20.8
Fourth quarter	0.26	49.6	0.11	20.9
	$0.65	$124.0	$0.22	$41.7

EMPLOYEE STOCK BENEFIT PLANS

As of October 2, 2015, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1999 Employee Long-Term Incentive Plan

•	the Directors’ 2001 Stock Option Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2002 Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	the AATI 2005 Equity Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	the 2015 Long-Term Incentive Plan

Except for the 1999 Employee Long-Term Incentive Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of October 2, 2015, a total of 100.7 million shares are authorized for grant under the Company’s share-based compensation plans, with 5.4 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 21.6 million at October 2, 2015. The Company grants equity awards under the 2015 Long-Term Incentive Plan to employees, which replaced the 2005 Long-Term Incentive Plan on May 19, 2015 and the 2008 Director Long-Term Incentive Plan for non-employee directors.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 30.5 million shares have been authorized for grant. A total of 20.9 million shares are available for new grants as of October 2, 2015. The maximum contractual term of the awards is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over four or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited. No dividends or dividend equivalents are paid or accrued with respect to restricted stock unit awards or other awards until the shares underlying such awards become vested and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for option grants. A total of 0.7 million shares are available for new grants as of October 2, 2015. The maximum contractual term of the director awards is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards granted under the plan are exercisable at the determination of the compensation committee and generally vest over three or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 9.7 million shares. Shares of common stock purchased under these plans in the fiscal years ended October 2, 2015, October 3, 2014, and September 27, 2013 were 0.3 million, 0.5 million, and 0.5 million, respectively. At October 2, 2015, there are 1.2 million shares available for purchase. The Company recognized compensation expense of $4.7 million, $4.1 million and $3.9 million for the fiscal years ended October 2, 2015, October 3, 2014, and September 27, 2013, respectively related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at October 2, 2015 was $1.7 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at October 3, 2014	7.5	$21.26
Granted	1.1	$63.62
Exercised	(2.9)	$19.78
Canceled/forfeited	(0.3)	$30.12
Balance outstanding at October 2, 2015	5.4	$29.99	4.2	$291.3

Exercisable at October 2, 2015	2.1	$18.63	2.7	$134.2

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013 was $23.26, $11.91, and $9.31, respectively. The total grant date fair value of the options vested during the fiscal years ending October 2, 2015, October 3, 2014 and September 27, 2013 was $16.6 million, $21.8 million and $33.5 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance transactions:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at October 3, 2014	5.7	$21.48
Granted (1)	1.8	$63.56
Vested	(2.4)	$25.44
Canceled/forfeited	(0.3)	$24.42
Non-vested awards outstanding at October 2, 2015	4.8	$23.20
(1) includes performance shares granted and earned based on maximum performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013 was $63.56, $26.69, and $20.19, respectively. The total grant date fair value of the awards vested during the fiscal years ending October 2, 2015, October 3, 2014 and September 27, 2013 was $149.0 million, $63.1 million and $53.5 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Options	$170.8	$101.3	$26.2
Awards	$149.0	$63.1	$53.5

Valuation and Expense Information under ASC 718
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Cost of goods sold	$14.5	$11.3	$10.2
Research and development	45.4	36.2	28.2
Selling, general and administrative	39.9	38.5	33.3
Total share-based compensation expense	$99.8	$86.0	$71.7

Share-based compensation tax benefit	$29.3	$25.6	$21.4
Capitalized share-based compensation expense	$2.3	$1.7	$2.1

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at October 2, 2015:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Options	$31.9	2.0
Awards	$69.5	1.1

The fair value of the restricted awards and units are equal to the closing market price of the Company’s common stock on the date of grant. The fair value of the performance awards and units are equal to the closing market price of the Company’s common stock on the date of grant and the expense is updated for the achievement of the underlying performance metrics.

The Company issued performance share units during fiscal 2015 and fiscal 2014 that contained market-based conditions. The fair value of these performance share units were estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	October 2, 2015	October 3, 2014
Volatility of common stock	37.51%	36.96%
Average volatility of peer companies	28.42%	29.59%
Average correlation coefficient of peer companies	0.55	0.47
Risk-free interest rate	0.12%	0.11%
Dividend yield	0.85	—
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Expected volatility	45.75%	47.40%	57.71%
Risk-free interest rate	1.33%	1.83%	1.29%
Dividend yield	1.16	0.83	—
Expected option life (in years)	4.5	4.6	4.2

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

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation and forfeiture experience for the Company across its demographic population. The Company believes that this historical data is the best estimate of the expected life of a new option and that generally all groups of the Company’s employees exhibit similar behavior.

10.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least twenty-one years old are eligible to receive discretionary Company contributions. Discretionary Company contributions are determined by the Board of Directors and may be in the form of cash or the Company’s stock. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. For the fiscal years ended October 2, 2015, October 3, 2014, and September 27, 2013, the Company contributed shares of 0.1 million, 0.2 million, and 0.3 million, respectively, and recognized expense of $7.2 million, $6.2 million, and $6.2 million, respectively.

FilterCo Defined Benefit Pension:
On April 1, 2015, the Company assumed a defined benefit pension plan from Panasonic for certain participants located in Japan that formally transferred from Panasonic to FilterCo, as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. This plan has been frozen and new employees are not eligible. However, the Company is obligated to make future contributions to fund benefits to the participants with the benefits under the plan being based primarily on a combination of years of service and compensation.

The net amount of the unfunded obligation recognized in other long-term liabilities on the Balance Sheet consists of (in millions):

Fiscal Year Ended
October 2, 2015
Pension benefit obligations at the end of the fiscal year	$14.9
Fair value of plan assets at the end of the fiscal year	9.8
Funded status	$(5.1)

Net periodic benefit costs	$0.1

The pension obligation has an immaterial impact to the Company’s results of operations and financial position and accordingly, the disclosures required per the retirement benefit compensation topic in the ASC have been excluded from this Annual Report on Form 10-K.

11.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $16.5 million, $11.1 million, and $10.8 million in the fiscal years ended October 2, 2015, October 3, 2014, and September 27, 2013, respectively. Future minimum payments under these non-cancelable leases are as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Future minimum payments	$15.1	12.2	10.7	8.8	5.2	14.2	$66.2

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $17.6 million and $0.2 million in the fiscal years 2016 and 2017, respectively.

12.     CONTINGENCIES

Legal Matters

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment and contractual matters.

On November 23, 2015, PMC delivered to the Company a notice terminating the Amended and Restated Merger Agreement. Prior to the termination of the Amended and Restated Merger Agreement, between October 8, 2015 and October 21, 2015, three putative class action lawsuits challenging the then-proposed Merger were filed on behalf of PMC stockholders in the Court of Chancery of the State of Delaware and in the Superior Court of California in Santa Clara County.  The actions are captioned Pietrus Industries Ltd. v. PMC-Sierra, Inc., et al., CA. No. 11610-VCG (Delaware Court of Chancery), Bhakta v. PMC-Sierra, et al., Case No. 1-15-CV-286967 (Superior Court of California, Santa Clara County), and Azzalini v. Lang, et al., Case No. 1-15-CV-287124 (Superior Court of California, Santa Clara County).  The lawsuits name the Company, PMC, the directors of PMC, and others as defendants.  In general, they allege that the directors of PMC breached their fiduciary duties to PMC stockholders in connection with the Merger by, among other things, failing to fully inform themselves of the market value of PMC, maximize stockholder value, and act in the best interest of public stockholders, and by placing their personal financial interests before the interests of stockholders.  These actions further allege that the Company and PMC, among others, aided and abetted the directors’ purported breach of their fiduciary duties.  Among other things, they seek (i) injunctive relief preliminarily and permanently enjoining the Merger, (ii) in the event that the Merger is consummated, rescission or an award of rescissory damages, (iii) plaintiffs’ costs and fees, including attorneys’ expenses and experts’ fees; and (iv) an accounting for damages sustained. The two actions pending in the Superior Court of California have been assigned to the Complex Civil Litigation Department, and all discovery in those matters has been stayed.  The court in those actions has scheduled a case management conference for February 19, 2016.

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

14.     RESTRUCTURING AND OTHER CHARGES

As of October 2, 2015, the Company recorded restructuring and other charges of approximately $3.4 million related to costs associated with organizational restructuring plans initiated in the fiscal year. The Company does not anticipate any material charges in future periods related to these plans.

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

Activity and liability balances related to the Company’s restructuring actions are as follows (in millions):

	Balance at September 28, 2012	Current Charges	Cash Payments	Balance at September 27, 2013
FY13 Restructuring Programs
Employee Severance costs	$—	$6.4	$(5.8)	$0.6
Other Restructuring
Employee Severance costs	0.9	—	(0.9)	—
Lease and other contractual obligations	0.8	—	(0.4)	0.4
Total	$1.7	$6.4	$(7.1)	$1.0

	Balance at September 27, 2013	Current Charges	Cash Payments	Balance at October 3, 2014
FY13 Restructuring Programs
Employee Severance costs	$0.6	$0.3	$(0.6)	$0.3
Other Restructuring
Lease and other contractual obligations	0.4	—	(0.2)	0.2
Total	$1.0	$0.3	$(0.8)	$0.5

	Balance at October 3, 2014	Current Charges	Cash Payments	Balance at October 2, 2015
FY13 Restructuring Programs
Employee Severance costs	$0.3	$—	$(0.2)	$0.1
Other Restructuring
Employee Severance costs	—	3.4	(3.2)	0.2
Lease and other contractual obligations	0.2	—	(0.1)	0.1
Total	$0.5	$3.4	$(3.5)	$0.4

15.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net income	$798.3	$457.7	$278.1

Weighted average shares outstanding – basic	189.5	187.2	187.5
Effect of dilutive equity based awards	5.4	5.4	4.7
Weighted average shares outstanding – diluted	194.9	192.6	192.2

Net income per share – basic	$4.21	$2.44	$1.48
Net income per share - diluted	$4.10	$2.38	$1.45

Anti-dilutive common stock equivalents	0.3	0.9	5.4

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards which were outstanding during the fiscal years ending October 2, 2015, October 3, 2014 and September 27, 2013, using the treasury stock method. Certain of the Company’s outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but could become dilutive in the future.

16.     SEGMENT INFORMATION AND CONCENTRATIONS

In accordance with ASC 280-Segment Reporting, the Company considers itself to be a single reportable operating segment which designs, develops, manufactures and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is the chairman and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance is performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the country of destination are as follows (in millions):

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States	$66.8	$47.5	$67.3
Other Americas	33.0	25.5	10.2
Total Americas	99.8	73.0	77.5

China	2,249.2	1,574.4	979.3
Taiwan	506.9	322.2	387.5
South Korea	100.0	107.4	102.9
Other Asia-Pacific	249.7	166.9	202.0
Total Asia-Pacific	3,105.8	2,170.9	1,671.7

Europe, Middle East and Africa	52.8	47.6	42.8
Total	$3,258.4	$2,291.5	$1,792.0
The Company’s revenues by geography do not necessarily correlate to end market demand by region. For example, the Company’s revenues reflected in the China line item above include sales of products to a company that is not headquartered in China but that manufactures its products in China for sale to consumers throughout the world, including in the United States, Europe, China, and other markets in Asia. The Company’s revenue to external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 2, 2015	October 3, 2014	September 27, 2013
Mexico	$406.1	$290.1	$176.9
United States	148.8	138.7	140.2
Japan	173.8	58.8	—
Singapore	89.9	60.8	—
Rest of world	7.8	7.5	11.5
	$826.4	$555.9	$328.6

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

In fiscal 2015, Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers) constituted more than ten percent of our net revenue. In fiscal 2014 and 2013, two customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers), and Samsung Electronics—each constituted more than ten percent of our net revenue.
The Company’s greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Company A	44%	34%	36%
Company B	*	10%	15%
* Customer did not represent greater than ten percent of net revenue
At October 2, 2015, the Company’s three largest accounts receivable balances comprised 62% of aggregate gross accounts receivable. This concentration was 58% and 51% at October 3, 2014 and September 27, 2013, respectively.

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2015
Net revenue	$805.5	$762.1	$810.0	$880.8	$3,258.4
Gross profit	373.0	352.2	393.1	436.2	1,554.5
Net income	195.2	166.5	207.4	229.2	798.3
Per share data (1)
Net income, basic	$1.03	$0.88	$1.09	$1.21	$4.21
Net income, diluted	$1.01	$0.85	$1.06	$1.18	$4.10

Fiscal 2014
Net revenue	$505.2	$481.0	$587.0	$718.2	$2,291.5
Gross profit	222.0	212.4	264.2	324.0	1,022.7
Net income	94.5	76.9	111.4	174.9	457.7
Per share data (1)
Net income, basic	$0.51	$0.41	$0.59	$0.93	$2.44
Net income, diluted	$0.49	$0.40	$0.58	$0.90	$2.38
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 2, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of October 2, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 35
Consolidated Statements of Operations for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013		Page 36
Consolidated Statements of Comprehensive Income for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013		Page 38
Consolidated Balance Sheets at October 2, 2015 and October 3, 2014		Page 38
Consolidated Statements of Cash Flows for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013		Page 39
Consolidated Statements of Stockholders’ Equity for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013		Page 40
Notes to Consolidated Financial Statements		Pages 41 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 68
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

Date: November 24, 2015

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 2015.

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
Director

/s/ Christine King
Christine King
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ David J. McLachlan
David J. McLachlan
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning balance	Charged to assets or expenses	Deductions	Misc. (1)	Ending balance
Year Ended September 27, 2013
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Reserve for sales returns	$6.4	$3.1	$(4.8)	$—	$4.7
Valuation allowance on deferred tax assets	$47.0	$4.0	$—	$—	$51.0
Year Ended October 3, 2014
Allowance for doubtful accounts	$0.5	$0.2	$0.1	$—	$0.8
Reserve for sales returns	$4.7	$12.7	$(3.3)	$—	$14.1
Valuation allowance on deferred tax assets	$51.0	$7.1	$—	$2.7	$60.8
Year Ended October 2, 2015
Allowance for doubtful accounts	$0.8	$(0.4)	$—	$—	$0.4
Reserve for sales returns	$14.1	$16.0	$(17.9)	$—	$12.2
Valuation allowance on deferred tax assets	$60.8	$3.6	$—	$0.8	$65.2

(1) Includes acquired balances

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd. Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
2.6	Amended and Restated Agreement and Plan of Merger, dated as of October 29, 2015, by and among the Company, Amherst Acquisition, Inc., and PMC-Sierra, Inc. (the Company hereby agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request)	8-K	001-05560	2.1	10/30/2015
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/2/2014
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.16*	Form of Nonstatutory Stock Option Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.17*	Form of Performance Share Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.18*	Form of Restricted Stock Unit Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.19*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.20*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.21*	Fiscal 2015 Executive Incentive Plan	10-Q	001-05560	10.1	2/4/2015
10.22*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/30/2014
10.23*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.24*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.25*	Letter to the Company from David Aldrich, dated December 16, 2014	10-Q	001-05560	10.2	2/4/2015
10.26*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Liam Griffin	10-Q	001-05560	10.3	2/4/2015
10.27*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Donald Palette	10-Q	001-05560	10.4	2/4/2015
10.28*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Bruce Freyman	10-Q	001-05560	10.5	2/4/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.29*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Mark Tremallo	10-Q	001-05560	10.6	2/4/2015
10.30*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Victoria Vezina	10-Q	001-05560	10.7	2/4/2015
10.31*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel					X
10.32	Second Amended and Restated Commitment Letter, by and among the Company, Barclays Bank PLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (on behalf of itself and Citibank, N.A. and Citicorp North America, Inc.), dated as of October 29, 2015	8-K	001-05560	10.2	10/30/2015
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.