Form 10-K/A
SKYWORKS SOLUTIONS, INC.
filed 2016-02-01
CIK 4127

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑No

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 3, 2015) was approximately $18,378,125,308. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 15, 2016, was 191,668,400.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended October 2, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on November 24, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2016 Annual Meeting of Stockholders is scheduled for May 11, 2016, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 15, 2016:

Name	Title
David J. Aldrich	Chairman of the Board and Chief Executive Officer
David J. McLachlan	Lead Independent Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Liam K. Griffin	President
Donald W. Palette	Executive Vice President and Chief Financial Officer
Bruce J. Freyman	Executive Vice President, Worldwide Operations
Peter L. Gammel	Chief Technology Officer
Mark V.B. Tremallo	Vice President, General Counsel and Secretary
Directors
David J. Aldrich, age 59, serves as Chairman of the Board and Chief Executive Officer of the Company. From April 2000 until his election as Chairman in May 2014, Mr. Aldrich served as President and Chief Executive Officer and as a director of the Company. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, Mr. Aldrich served as Executive Vice President, and from May 1996 to May 1999, Mr. Aldrich served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. From 1989 to 1995, Mr. Aldrich held senior management positions at M/A-COM, Inc. (a developer and manufacturer of radio frequency and microwave semiconductors, components, and IP networking solutions), including Manager of Integrated Circuits Active Products, Corporate Vice President of Strategic Planning, Director of Finance and Administration and Director of Strategic Initiatives with the Microelectronics Division. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
We believe that Mr. Aldrich, who has led Skyworks for more than 15 years, is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position, and investors. Further, as a result of his service as a director for Belden Inc., a multinational public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross board experience.
David J. McLachlan, age 77, has been a director since 2000 and Lead Independent Director since May 2014. He served as Chairman of the Board from May 2008 to May 2014. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). Mr. McLachlan also serves on the board of directors of Deltagen, Inc. (a publicly traded provider of drug discovery tools and services to the biopharmaceutical industry). He previously served as a director of Dyax Corp. until January 2016, when it was acquired by Shire plc.
We believe that Mr. McLachlan, the current Lead Independent Director, is qualified to serve as a director because he possesses a broad range of business experience as a result of his service as both chief financial officer and director for several public companies. In particular, Mr. McLachlan has in-depth experience handling complex accounting and finance issues for a broad range of companies. He has also served on the boards and audit and governance committees of other public companies (including as chairman of the audit committee), and serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee. In addition, Mr. McLachlan has extensive knowledge regarding Skyworks’ business, which he has acquired by serving for more than 15 years on the Board of Directors.
Kevin L. Beebe, age 56, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co. (a wireless communication company). He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as chairman of the board of directors of NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), and as a director for SBA Communications Corporation (a publicly traded operator of wireless communications towers in North, South, and Central America) and Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers).
We believe that Mr. Beebe is qualified to serve as a director because of his 19 years of experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.
Timothy R. Furey, age 57, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets). Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over 17 years of service on the Board of Directors, including, for the past 12 years, as the Chairman of the Compensation Committee.
Balakrishnan S. Iyer, age 59, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the boards of directors of Power Integrations, Inc., QLogic Corporation, and IHS Inc. (each a publicly traded company). He served as a director of Conexant from February 2002 until April 2011, and as a director of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher Scientific Inc.
We believe that Mr. Iyer is qualified to serve as a director because his experience as an executive officer of companies in the technology industry provides him with leadership, strategic, and financial experience. Through his experiences as a director at the public companies listed above (including as a member of certain audit, governance, and compensation committees) he provides the Board of Directors with significant financial expertise as a designated “audit committee financial expert” for Skyworks’ Audit Committee, bringing specific application to our industry, as well as a broad understanding of corporate governance topics.
Christine King, age 66, has been a director since January 2014. Since August 2015, she has served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products), where she has also been a director since April 2013. Previously, Ms. King served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, she was Chief Executive Officer of AMI Semiconductor, Inc., from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. In addition to serving as chairman of QLogic’s board of directors, Ms. King also serves as a director of Cirrus Logic, Inc., and IDACORP, Inc. (each a publicly traded company), and as a director of Idaho Power Company

(a subsidiary of IDACORP). She previously served as a director of Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
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
David P. McGlade, age 55, has been a director since February 2005. He has served as Executive Chairman of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services) since April 2015, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
We believe that Mr. McGlade is qualified to serve as a director because of his 32 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic, and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
Robert A. Schriesheim, age 55, has been a director since May 2006. He has been Executive Vice President and Chief Financial Officer of Sears Holdings since August 2011. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund). Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim currently serves as a director of Houlihan Lokey Inc. (a publicly traded financial services firm) and NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), and previously served as a director of Lawson Software until its sale in July 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
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
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment and a commitment of service to Skyworks. Each of our directors will serve until the 2016 Annual Meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than Chief Executive Officer)
Liam K. Griffin, age 49, joined the Company in August 2001 and has served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc., and a Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
Donald W. Palette, age 58, joined the Company in August 2007 and has served as Executive Vice President and Chief Financial Officer since May 2014. He served as Vice President and Chief Financial Officer from August 2007 to May 2014. Previously, from May 2005 until August 2007, Mr. Palette served as Senior Vice President, Finance and Controller of Axcelis Technologies, Inc. (a publicly traded semiconductor equipment manufacturer). Prior to May 2005, he was Axcelis’ Controller beginning in 1999, Director of Finance beginning in 2000, and Vice President and Treasurer beginning in 2003. Before joining Axcelis in 1999, Mr. Palette was Controller of Financial Reporting/Operations for Simplex (a leading manufacturer of fire protection and security systems). Prior to that, Mr. Palette was Director of Finance for Bell & Howell’s Mail Processing Company (a leading manufacturer of high speed mail insertion and sorting equipment).
Bruce J. Freyman, age 55, joined the Company in May 2005 and has served as Executive Vice President, Worldwide Operations since May 2014. He also served as Senior Vice President, Worldwide Operations from November 2010 to May 2014 and as Vice President, Operations from May 2005 to November 2010. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
Peter L. Gammel, age 55, joined the Company in June 2011 in connection with the Company’s acquisition of SiGe Semiconductor Inc. and has served as Chief Technology Officer since March 2013. He served as Vice President and General Manager, Mobile Connectivity from October 2011 to March 2013, and Vice President, Engineering from June 2011 to October 2011. At SiGe, he served as Chief Technology Officer and Vice President of Engineering from June 2007 to June 2011. His prior experience included positions as Vice President of Engineering at Renaissance Wireless, Chief Technology Officer at AdvanceNanotech, Inc., and Chief Technology Officer for the Analog Products Business of Agere Systems Inc.
Mark V.B. Tremallo, age 59, joined the Company in April 2004 and serves as Vice President, General Counsel and Secretary. Previously, from January 2003 to April 2004, Mr. Tremallo was Senior Vice President and General Counsel at TAC Worldwide Companies (a technical workforce solutions provider). Prior to TAC, from May 1997 to May 2002, he was Vice President, General Counsel and Secretary at Acterna Corp. (a global communications test equipment and solutions provider). Earlier, Mr. Tremallo served as Vice President, General Counsel and Secretary at Cabot Safety Corporation.
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
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended October 2, 2015 (“fiscal year 2015”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2015 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2015, our Named Executive Officers were:

•	David J. Aldrich, Chairman and Chief Executive Officer;

•	Donald W. Palette, Executive Vice President and Chief Financial Officer;

•	Liam K. Griffin, President;

•	Bruce J. Freyman, Executive Vice President, Worldwide Operations; and

•	Mark V.B. Tremallo, Vice President, General Counsel and Secretary.
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“IRC”), and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including salary, short-term incentives, and long-term stock-based awards, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.
Compensation Program Objectives
The objectives of our executive compensation program are to attract, retain and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company’s financial performance and increases in stockholder value. Accordingly, the Compensation Committee’s goals in establishing our executive compensation program include:

•	ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;

•	providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;

•	providing short-term variable compensation that motivates executives and rewards them for achieving Company financial performance targets;

•	providing long-term stock-based compensation that aligns the interest of our executives with stockholders by rewarding them for long-term increases in stockholder value; and

•	ensuring that our executive compensation program is perceived as fundamentally fair to all of our employees.
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
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2015, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 23 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) the “peer” group data for 17 publicly traded semiconductor companies with which the Company competes for executive talent:

*Altera	*Freescale Semiconductor	*Microsemi
*Analog Devices	*Linear Technology	*NVIDIA
*Avago Technologies	*LSI	*ON Semiconductor
*Broadcom	*Marvell Technology	*RF Micro Devices
*Cree	*Maxim Integrated Products	*Xilinx
*Fairchild Semiconductor	*Microchip Technology
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2015 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the incentive targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
After reviewing the data and considering the input, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target, and long-term stock-based compensation award for each Named Executive Officer. In establishing individual compensation, the Compensation Committee also considered the input of the Chief Executive Officer, as well as the individual experience and performance of each executive.
In determining the compensation of our Chief Executive Officer, our Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the considerable length of our Chief Executive Officer’s 21 years of service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets, short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for fiscal year 2015 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.

Response to Stockholder Vote on Executive Compensation at 2015 Annual Meeting
At our 2015 Annual Meeting of stockholders, approximately 96% of the votes cast approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2015 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2015. However, our Compensation Committee still undertook a review of our compensation policies and determinations following the 2015 Annual Meeting with the assistance of Aon/Radford. After this review and consideration of evolving best practices in executive compensation by public companies generally, upon the recommendation of our Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, 401(k) plan retirement benefits, medical, dental, vision, life and disability insurance, and financial planning benefits. Consistent with our objective of ensuring that executive compensation is perceived as fair to all employees, the Named Executive Officers do not receive any retirement benefits beyond those generally available to our full-time employees, and we do not provide medical, dental, vision, or other insurance benefits to Named Executive Officers that are different from those offered to other full-time employees.
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2015 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for each Named Executive Officer for fiscal year 2015 increased on average 3.4% from the Named Executive Officer’s base salary in fiscal year 2014, and ranged from an increase of 3.0% to 4.7%.
Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2015, the Compensation Committee adopted the 2015 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards that could be earned annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established on an annual basis. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance goals that are generally short-term (i.e., one year or less). Pursuant to the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal (referred to as the “maximum” level). Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” percentage, which is designed to be above the median short-term compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term compensation payment would be made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2015 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	75%	150%	300%
President	45%	90%	180%
Executive Vice President and Chief Financial Officer	40%	80%	160%
Executive Vice President, Worldwide Operations	35%	70%	140%
Vice President, General Counsel and Secretary	27.5%	55%	110%

The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him. For fiscal year 2015 the Compensation Committee determined that the short-term incentive compensation payable under the Incentive Plan would be based on the Company’s performance for the entire fiscal year, consistent with the Compensation Committee’s approach for the prior fiscal year. The Compensation Committee established performance goals for fiscal year 2015 based on achieving revenue and non-GAAP operating margin targets. Each of the two performance goals was weighted equally (50% each) toward each Named Executive Officer’s payment under the Incentive Plan. The non-GAAP operating margin performance goal is based on the Company’s actual non-GAAP operating margin, which it calculates by excluding from GAAP operating income stock compensation expense, restructuring-related charges, acquisition-related expenses, litigation settlement gains and losses, and certain deferred executive compensation.
The Compensation Committee determines with respect to each performance goal the “threshold,” “target” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply.
Following the end of the fiscal year, the Compensation Committee determines the total amount of short-term compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal assigned to such executive against the “threshold,” “target,” and “maximum” levels of achievement that it set for that performance goal. The Compensation Committee determines the amount of short-term compensation the executive is eligible to receive with respect to each performance goal as follows:

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
The Company’s actual revenue and non-GAAP operating margin achieved in fiscal year 2015 each exceeded the respective maximum performance levels, resulting in a short-term compensation award for each Named Executive Officer equal to his maximum payment level, or 200% of the target payment level.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2015, the Compensation Committee made awards to each of the Named Executive Officers on November 10, 2014, at a regularly scheduled Compensation Committee meeting. Stock options awarded to the Named Executive Officers at the meeting had an exercise price equal to the closing sale price on the meeting date of the Company’s common stock on the NASDAQ Global Select Market.
In making annual stock-based compensation awards to executive officers for fiscal year 2015, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for the attraction and retention of executives and employees, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group competitive grant data by executive position. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics. A description of the PSAs, including the method by which they vest and the related performance metrics, is set forth below in the “Grants of Plan-Based Awards Table.”
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2015, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to approximately $15,000 per executive paid by the Company. In fiscal year 2015, Messrs. Aldrich, Palette, and Tremallo received financial planning services through Ayco. Mr. Aldrich, however, elected to pay personally for such services.
In prior fiscal years certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”), an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation. As a result of deferred compensation legislation under Section 409A of the IRC, effective December 31, 2005, the Company no longer permits employees to make contributions to the plan. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so. Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active.
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
Additionally, each Named Executive Officer would receive enhanced severance benefits and accelerated vesting of equity awards if his employment were terminated under certain circumstances in connection with a change in control of the Company. These benefits are described in detail further below under “Potential Payments Upon Termination or Change in Control.” The Company believes these enhanced severance benefits and accelerated vesting are appropriate because the occurrence, or potential occurrence, of a change-in-control transaction would likely create uncertainty regarding the continued employment of executive officers that typically occurs in a change-in-control context, and such severance benefits and accelerated vesting encourage the Named Executive Officers to remain employed with the Company through the change-in-control process and to focus on enhancing stockholder value both before and during the process. In addition, the vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company.
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers (including our Named Executive Officers) with those of our stockholders. Under the Executive Officer Ownership guidelines, our Chief Executive Officer is required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times his current base salary, or (b) 382,200 shares; our President is required to hold the lower of (a) the number of shares with a fair market value equal to three (3) times his current base salary, or (b) 114,000 shares; our Executive Vice President and Chief Financial Officer and our Executive Vice President, Worldwide Operations, are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary, or (b) 89,800 or 92,500 shares, respectively; and our Vice President and General Counsel is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times his current base salary, or (b) 65,000 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2016, all of our Named Executive Officers were in compliance with the stock ownership guidelines.
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

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2015, our fiscal year ended October 3, 2014 (“fiscal year 2014”), and our fiscal year ended September 27, 2013 (“fiscal year 2013”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich	2015	771,635	4,603,190	2,443,320	2,325,000	14,910	10,158,055
Chairman and	2014	747,769	2,474,753	1,455,384	2,220,000	14,717	6,912,623
Chief Executive Officer	2013	677,846	2,482,480	1,634,185	991,702	14,435	5,800,648
Donald W. Palette	2015	418,750	1,336,410	710,784	672,000	29,278	3,167,222
Executive Vice President and	2014	413,535	1,983,526	415,824	610,500	27,664	3,451,049
Chief Financial Officer	2013	392,846	640,640	380,675	288,031	23,854	1,726,046
Liam K. Griffin	2015	513,558	1,752,182	932,904	927,000	11,410	4,137,054
President	2014	485,923	2,657,829	675,714	807,243	11,225	4,637,934
	2013	435,692	800,800	543,822	342,234	19,523	2,142,071
Bruce J. Freyman	2015	410,846	816,695	488,664	576,800	12,694	2,305,699
Executive Vice President,	2014	406,615	1,639,190	332,659	560,000	11,666	2,950,130
Worldwide Operations	2013	388,923	560,560	326,293	265,426	25,366	1,566,568
Mark V.B. Tremallo	2015	363,942	742,450	399,816	401,500	27,976	1,935,684
Vice President, General	2014	359,731	412,459	228,703	389,400	27,246	1,417,539
Counsel and Secretary	2013	342,923	320,320	199,401	183,951	26,446	1,073,041
____________

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of stock options, PSAs, RSUs, and restricted stock awards granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal year 2013, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be two (2) times the amounts shown in the table. For fiscal years 2014 and 2015, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Aldrich (FY 2014: $3,611,003; FY 2015: $6,493,260), Mr. Palette (FY 2014: $2,324,401; FY 2015: $1,885,140), Mr. Griffin (FY 2014: $3,213,329; FY 2015: $2,471,628), Mr. Freyman (FY 2014: $1,916,940; FY 2015: $1,152,030), and Mr. Tremallo (FY 2014: $601,834; FY 2015: $1,047,300). For a description of the assumptions used in calculating the fair value of equity awards in 2015 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2015.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For the first half of fiscal year 2013, as well as for fiscal years 2014 and 2015, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2013: $165,502; FY 2014: $1,110,000; FY 2015: $1,162,500), Mr. Palette (FY 2013: $48,069; FY 2014: $305,250; FY 2015: $336,000), Mr. Griffin (FY 2013: $57,114; FY 2014: $403,622; FY 2015: $463,500), Mr. Freyman (FY 2013: $44,296; FY 2014: $280,000; FY 2015: $288,400), and Mr. Tremallo (FY 2013: $30,699; FY 2014: $194,700; FY 2015: $200,750). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on May 7, 2013, and November 7, 2013, with respect to fiscal year 2013, on November 10, 2014, with respect to fiscal year 2014, and on November 9, 2015, with respect to fiscal year 2015, which are the respective dates that the payments under the respective executive incentive plans were approved by the Compensation Committee.

(3)	“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, and financial planning services.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2015, including incentive awards payable under our Fiscal Year 2015 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)(3)	($/Sh) (4)	Option Awards ($)
David J. Aldrich		581,250	1,162,500	2,325,000
	11/10/2014				31,000	62,000	124,000			4,603,190(5)
	11/10/2014							110,000	60.97	2,443,320(6)
Donald W. Palette		168,000	336,000	672,000
	11/10/2014				9,000	18,000	36,000			1,336,410(5)
	11/10/2014							32,000	60.97	710,784(6)
Liam K. Griffin		231,750	463,500	927,000
	11/10/2014				11,800	23,600	47,200			1,752,182(5)
	11/10/2014							42,000	60.97	932,904(6)
Bruce J. Freyman		144,200	288,400	576,800
	11/10/2014				5,500	11,000	22,000			816,695(5)
	11/10/2014							22,000	60.97	488,664(6)
Mark V.B. Tremallo		100,375	200,750	401,500
	11/10/2014				5,000	10,000	20,000			742,450(5)
	11/10/2014							18,000	60.97	399,816(6)
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

(2)
The amounts shown represent shares potentially issuable pursuant to PSAs granted on November 10, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY15 PSAs”). The FY15 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP operating margin achieved (related to 50% of the shares underlying the award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (related to the other 50% of the shares underlying the award) during the performance period against a range of pre-established targets. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Comparator Group and excludes any such company that during fiscal year 2015 is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY15 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two (2) times the “target” number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the FY15 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.

The “continued employment” condition of the FY15 PSAs provides that, to the extent that the non-GAAP operating margin and TSR percentile ranking performance metrics are met for the fiscal year, then twenty-five percent (25%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, twenty-five percent (25%) of such shares would be issuable to the executive on the second anniversary of the grant date, and the remaining fifty percent (50%) of such shares would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY15 PSA (or his estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

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

(5)
Reflects the grant date fair value of the FY15 PSAs granted on November 10, 2014, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $60.97 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on November 10, 2014, to value the portion of the award related to non-GAAP operating margin, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2015 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2015.

(6)
Reflects the grant date fair value of the stock options granted on November 10, 2014, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2015 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2015.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
David J. Aldrich	43,484	0	23.80	11/9/2017	116,002(6)	9,751,128
	62,500	37,500(2)	19.08	11/10/2018	135,000(7)	11,348,100
	90,150	90,150(3)	20.02	11/8/2019	124,000(8)	10,423,440
	15,715	105,000(4)	25.25	11/7/2020
	0	110,000(5)	60.97	11/10/2021
Donald W. Palette	0	12,500(2)	19.08	11/10/2018	29,936(6)	2,516,420
	10,000	21,000(3)	20.02	11/8/2019	40,500(7)	3,404,430
	10,000	30,000(4)	25.25	11/7/2020	36,000(8)	3,026,160
	0	32,000(5)	60.97	11/10/2021	30,000(9)	2,521,800
Liam K. Griffin	0	12,500(2)	19.08	11/10/2018	37,420(6)	3,145,525
	0	30,000(3)	20.02	11/8/2019	66,000(7)	5,547,960
	0	48,750(4)	25.25	11/7/2020	47,200(8)	3,967,632
	0	42,000(5)	60.97	11/10/2021	26,250(10)	2,206,575
Bruce J. Freyman	0	11,250(2)	19.08	11/10/2018	26,194(6)	2,201,868
	0	18,000(3)	20.02	11/8/2019	33,000(7)	2,773,980
	0	24,000(4)	25.25	11/7/2020	22,000(8)	1,849,320
	0	22,000(5)	60.97	11/10/2021	25,000(9)	2,101,500
Mark V.B. Tremallo	0	6,250(2)	19.08	11/10/2018	14,968(6)	1,258,210
	4,850	11,000(3)	20.02	11/8/2019	22,500(7)	1,891,350
	5,500	16,500(4)	25.25	11/7/2020	20,000(8)	1,681,200
	0	18,000(5)	60.97	11/10/2021
____________

(1)	Reflects a price of $84.06 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 2, 2015.

(2)	These options were granted on November 10, 2011, and vested at a rate of 25% per year on each anniversary of the grant date until they became fully vested on November 10, 2015.

(3)	These options were granted on November 8, 2012, and vest at a rate of 25% per year on each anniversary of the grant date through November 8, 2016.

(4)	These options were granted on November 7, 2013, and vest at a rate of 25% per year on each anniversary of the grant date through November 7, 2017.

(5)	These options were granted on November 10, 2014, and vest at a rate of 25% per year on each anniversary of the grant date through November 10, 2018.

(6)
Represents shares issuable under the PSAs granted on November 8, 2012, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY13 PSAs”). Twenty-five percent (25%) of the shares earned under the FY13 PSAs were issued on each of November 8, 2013, and November 8, 2014, and the remaining fifty percent (50%) of the shares earned were issued on November 8, 2015.

(7)
Represents shares issuable under the PSAs granted on November 7, 2013, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY14 PSAs”). Twenty-five percent (25%) of the shares earned under the FY14 PSAs were issued on each of November 10, 2014, and November 7, 2015, and the remaining fifty percent (50%) of the shares earned will be issued on November 7, 2016, provided the executive meets the continued employment condition.

(8)
Represents shares issuable under the FY15 PSAs (awarded on November 10, 2014, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above). With respect to the FY15 PSAs, the Company achieved the “maximum” level of performance and, accordingly, on November 10, 2015, the Company issued twenty-five percent (25%) of the number of shares earned by each executive under his FY15 PSA. Twenty-five percent (25%) of the shares earned under the FY15 PSAs will be issued on November 10, 2016, and the remaining fifty percent (50%) of the shares earned will be issued on November 10, 2017, provided the executive meets the continued employment condition.

(9)	Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests in full on May 6, 2017.

(10)
Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through May 6, 2018.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David J. Aldrich	320,801	20,655,086	155,154	9,410,689
Donald W. Palette	114,750	6,103,064	48,750	2,957,573
Liam K. Griffin	119,000	6,417,568	69,742	4,522,190
Bruce J. Freyman	127,851	7,008,114	42,640	2,587,771
Mark V.B. Tremallo	69,500	3,676,748	25,414	1,541,317
____________

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
The following table summarizes Mr. Aldrich’s aggregate earnings and aggregate account balance under the Executive Compensation Plan in fiscal year 2015. In fiscal year 2015, there were no withdrawals by or distributions to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich	29,614	1,154,072
____________

(1)
Balance as of October 2, 2015. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

Potential Payments Upon Termination or Change in Control
Mr. Aldrich
In January 2008, the Company entered into an amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, within two (2) years after a change of control, Mr. Aldrich either (i) is involuntarily terminated without cause, or (ii) voluntarily terminates his employment. The severance benefits provided to Mr. Aldrich in such circumstances will consist of the following: (i) a lump sum payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change of control, and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three years prior to the year in which the change of control occurs, or (y) the target annual short-term incentive award for the year in which the change of control occurs); (ii) all then-outstanding stock options will remain exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) continued medical benefits for a period of eighteen (18) months after the termination date. The Aldrich Agreement provides that the foregoing payments are subject to a gross-up payment for any applicable excise taxes incurred under Section 4999 of the IRC; however, as described below, Mr. Aldrich has waived his right to receive this gross-up payment. Additionally, in the event of a change of control, the Aldrich Agreement provides for full acceleration of the vesting of all then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.

The Aldrich Agreement also sets out severance benefits outside of a change of control that become payable if, while employed by the Company, Mr. Aldrich either (i) is involuntarily terminated without cause, or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances will consist of the following: (i) a lump sum payment equal to two (2) times the sum of (A) his annual base salary immediately prior to such termination, and (B) his annual short-term incentive award (calculated as the greater of (x) the average short-term incentive awards received for the three (3) years prior to the year in which the termination occurs, or (y) the target annual short-term incentive award for the year in which the termination occurs); and (ii) full acceleration of the vesting of all outstanding stock options and restricted stock awards, with such stock options to remain exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), and, with respect to any PSAs outstanding, shares subject to such award would have been deemed earned to the extent any such shares would have been earned pursuant to the terms of such award as of the day prior to the date of such termination (without regard to any continued service requirement) (collectively, “Severance Benefits”). In the event of Mr. Aldrich’s death or disability, all outstanding stock options will vest in full and remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
In addition, the Aldrich Agreement provides that if Mr. Aldrich voluntarily terminates his employment after January 1, 2010, subject to certain notice requirements and his availability to continue to serve on the Board of Directors of the Company and as chairman of a committee thereof for up to two (2) years, he shall be entitled to the Severance Benefits; provided however, that all Company stock options, stock appreciation rights, restricted stock, and any other equity-based awards, which were both (a) granted to him in the eighteen (18) month period prior to such termination, and (b) scheduled to vest more than two (2) years from the date of such termination, will be forfeited.
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
On November 23, 2010, the Company modified the Aldrich Agreement as follows: (1) the initial term of the Agreement was extended for three (3) years until January 22, 2014, after which time the Agreement renews on an annual basis for up to five (5) additional one (1) year periods, unless at least 90 days prior to the end of the then-current term, either party provides written notice that the Aldrich Agreement should not be extended; and (2) in order to ensure that any PSAs issued to Mr. Aldrich continue to be treated as performance based compensation under Section 162(m) of the IRC, the Agreement was amended such that if Mr. Aldrich is involuntarily terminated or terminates his employment for good reason or for no reason, he will be entitled to receive only the number of performance shares under outstanding PSAs that he would have received had he actually remained employed through the end of the performance period applicable to such PSAs. All other terms and conditions of the Agreement remained the same.
On December 16, 2014, the Company received a letter from Mr. Aldrich in which he set forth his desire and agreement, effective as of the date of the letter, to waive his rights to any gross-up payment he would be eligible to receive under the Aldrich Agreement, with respect to excise taxes incurred under Section 4999 of the IRC.
Additionally, award agreements for any equity awards granted to Mr. Aldrich under the Company’s 2015 Long-Term Incentive Plan, which became effective on May 18, 2015, will provide that notwithstanding the provision in the Aldrich Agreement providing that his equity awards would vest automatically upon a change of control of the Company, such new equity awards shall instead be governed by the terms of the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards solely upon a change of control.
The terms “change of control,” “cause,” and “good reason” are each defined in the Aldrich Agreement.
Messrs. Palette, Griffin, Freyman, and Tremallo
On December 16, 2014, the Company entered into new Change in Control / Severance Agreements (each a “CIC Agreement”) with each of Messrs. Griffin, Palette, Freyman, and Tremallo that became effective on January 22, 2015, upon the expiration of the Change of Control / Severance Agreements to which each respective executive previously had been a party (each an “Old Agreement”). As compared with the treatment to which each executive would have been entitled under his Old Agreement, pursuant to his CIC Agreement the executive is no longer entitled to any future excise tax gross-up payment, and equity awards granted to the executive after January 22, 2015, will not be subject to automatic accelerated vesting solely upon a change in control of the Company.

Each CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause, or (ii) terminated by the executive for good reason (a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances will consist of the following: (i) a lump sum payment equal to two (2) times the sum of (A) his annual base salary immediately prior to the change in control, and (B) his annual short-term cash incentive award (calculated as the greater of (x) the average of the annual short-term cash incentive payments received for each of the three years prior to the year in which the change in control occurs, or (y) the target annual short-term cash incentive award for the year in which the change in control occurs); (ii) all of the executive’s then-outstanding stock options will remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) Company-paid COBRA continuation coverage under the Company’s group health plans for up to eighteen (18) months after the termination date.
Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control all such outstanding equity awards will continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards will be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards will accelerate in full as of the change in control.
Each CIC Agreement also provides that all outstanding equity awards held by the executive on January 22, 2015, that were granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan will continue, following January 22, 2015, to be governed by the terms of the 2005 Long-Term Incentive Plan and the applicable award agreements thereunder, which terms include automatic accelerated vesting upon a change in control; provided, however, that for purposes of these awards, a “change in control event” will be deemed to have occurred in the event of a change in control as defined in the CIC Agreement. On May 18, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards upon a change in control. Since May 18, 2015, no awards have been made, and in the future no awards will be made, to the Named Executive Officers or other employees under the 2005 Long-Term Incentive Plan.
Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance will consist of the following: (i) a lump sum payment equal to the sum of (x) his annual base salary (or one and one-quarter (1.25) times his annual base salary, in the case of Mr. Griffin), and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options will remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) Company-paid COBRA continuation coverage under the Company’s group health plans for up to twelve (12) months (fifteen (15) months, in the case of Mr. Griffin) after the termination date.
In the event of the executive’s death or permanent disability (within the meaning of Section 22(e)(3) of the IRC), each CIC Agreement provides for full acceleration of the vesting of all then-outstanding equity awards subject to time-based vesting (including stock options, restricted stock awards, RSU awards, and all performance-based equity awards where the performance period has ended and the shares are earned but unissued). Each CIC Agreement also provides that for a performance-based equity award where the executive’s death or permanent disability occurs prior to the end of the performance period, such award will be deemed earned as to the greater of (i) the target level of shares for such award, or (ii) the number of shares that would have been earned pursuant to the terms of such award had the executive remained employed through the end of the performance period, and such earned shares will become vested and issuable to the executive after the performance period ends. In addition, all outstanding stock options will remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
Each CIC Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term, which is thereafter renewable on an annual basis for up to five (5) additional years upon mutual agreement of the Company and the executive. The payments due to each executive under his CIC Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in the executive retaining a larger amount, on an after-tax basis, than if he had received all of the payments due.
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. Mr. Palette’s and Mr. Tremallo’s CIC Agreements each contain non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. Mr. Griffin’s and Mr. Freyman’s CIC Agreements each contain non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
The terms “change in control,” “cause,” and “good reason” are each defined in the CIC Agreements. Change in control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation, or asset sale; or (iv) stockholder approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in the executive’s base compensation, authority, duties, or responsibilities; (ii) a material diminution in the authority, duties, or responsibilities of the executive’s supervisor; (iii) a material change in the executive’s office location; or (iv) any action or inaction constituting a material breach by the Company of the terms of the agreement.

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of October 2, 2015, in the following circumstances as of such date:

•	termination without cause outside of a change in control;

•	termination without cause or for good reason in connection with a change in control;

•	upon a change in control not involving a termination of employment; and

•	in the event of a termination of employment because of death or disability.
The accelerated equity values in the table reflect a price of $84.06 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on October 2, 2015. The table does not reflect any equity awards made after October 2, 2015.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)		Termination w/o Cause or for Good Reason, After Change in Control ($)		Change in Control w/o Termination ($)(1)	Death/ Disability ($)
David J. Aldrich(2)(3)	Salary and Short-Term Incentive	5,241,135	(4)	6,551,418	(5)	—	—
	Accelerated Options	16,924,906		16,924,906		16,924,906	16,924,906
	Accelerated PSAs	31,522,668		31,522,668		31,522,668	31,522,668
	Medical	—		21,136		—	—
	TOTAL	53,688,709		55,020,128		48,447,574	48,447,574
Donald W. Palette(3)	Salary and Short-Term Incentive	420,000	(6)	1,887,021	(4)	—	—
	Accelerated Options	—		4,660,270		4,660,270	4,660,270
	Accelerated RSUs	—		2,521,800		2,521,800	2,521,800
	Accelerated PSAs	—		8,947,010		8,947,010	8,947,010
	Medical	18,950		28,425		—	—
	TOTAL	438,950		18,044,526		16,129,080	16,129,080
Liam K. Griffin(3)	Salary and Short-Term Incentive	643,750	(7)	2,414,318	(4)	—	—
	Accelerated Options	—		6,570,218		6,570,218	6,570,218
	Accelerated RSUs	—		2,206,575		2,206,575	2,206,575
	Accelerated PSAs	—		12,661,117		12,661,117	12,661,117
	Medical	34,349		41,219		—	—
	TOTAL	678,099		23,893,447		21,437,910	21,437,910
Bruce J. Freyman(3)	Salary and Short-Term Incentive	412,000	(6)	1,758,817	(4)	—	—
	Accelerated Options	—		3,803,165		3,803,165	3,803,165
	Accelerated RSUs	—		2,101,500		2,101,500	2,101,500
	Accelerated PSAs	—		6,825,168		6,825,168	6,825,168
	Medical	27,479		41,219		—	—
	TOTAL	439,479		14,529,869		12,729,833	12,729,833
Mark V.B. Tremallo(3)	Salary and Short-Term Incentive	365,000	(6)	1,379,901	(4)	—	—
	Accelerated Options	—		2,496,550		2,496,550	2,496,550
	Accelerated PSAs	—		4,830,760		4,830,760	4,830,760
	Medical	14,091		21,136		—	—
	TOTAL	379,091		8,728,347		7,327,310	7,327,310
____________

(1)
Under the CIC Agreements between the Company and each of Messrs. Palette, Griffin, Freyman, and Tremallo, equity awards granted to such Named Executive Officers after January 22, 2015, are not subject to accelerated vesting solely upon a change in control of the Company (unless the successor or surviving company does not agree to assume, or to substitute for, outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, in which case the awards would accelerate in full as of the change in control). Vesting of such awards would accelerate only in the event of a qualifying termination of employment within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, or in the event of a termination of employment by reason of the executive’s death or permanent disability.
As described above, equity awards granted to Mr. Aldrich under the Company’s 2015 Long-Term Incentive Plan are not subject to automatic accelerated vesting solely upon a change in control of the Company, notwithstanding the provisions of the Aldrich Agreement.

(2)
A “Good Reason” termination in connection with a change in control for Mr. Aldrich includes voluntarily terminating employment following such change in control. Mr. Aldrich is also entitled to the severance benefits in the first column of the table in the event he terminates his employment for “Good Reason” outside of a change in control. In the event Mr. Aldrich voluntarily terminated his employment on October 2, 2015, outside of a change in control, he would have received a total of $47,207,039, consisting of the following: cash ($5,241,135); accelerated options ($15,654,956); and accelerated PSAs ($26,310,948).

(3)
Excludes the value of accrued vacation/paid time off required by law to be paid upon termination. For Mr. Aldrich, excludes any distributions under the Executive Compensation Plan (see the discussion above regarding this inactive plan in the “Nonqualified Deferred Compensation Table”).

(4)
Represents an amount equal to two (2) times the sum of (A) the Named Executive Officer’s annual base salary as of October 2, 2015, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2012, 2013 and 2014, since such average is greater than the “target” payout level.

(5)
Represents an amount equal to two and one-half (2 1/2) times the sum of (A) Mr. Aldrich’s annual base salary as of October 2, 2015, and (B) an Incentive Plan payment equal to the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2012, 2013 and 2014, since such average is greater than the “target” payout level.

(6)	Represents an amount equal to the Named Executive Officer’s annual base salary as of October 2, 2015.

(7)	Represents an amount equal to one and one-quarter (1.25) times Mr. Griffin’s annual base salary as of October 2, 2015.

Director Compensation
Cash Compensation
Prior to January 2015, non-employee directors of the Company were paid, in quarterly installments, an annual retainer of $57,500. The annual retainer for non-employee directors was increased to $60,000, effective as of January 2015. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($50,000); the Chairman of the Audit Committee ($20,000); the Chairman of the Compensation Committee ($15,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000); non-chair member of Compensation Committee ($7,500); and non-chair member of Nominating and Corporate Governance Committee ($5,000). If the Chairman of the Board is an employee of the Company, the Chairman’s retainer will be paid to the Lead Independent Director, if one has been appointed. In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
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
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
David J. McLachlan, Lead Independent Director	124,375	182,606	—	2,681	309,662
Kevin L. Beebe	76,875	182,606	—	2,681	262,162
Timothy R. Furey	79,375	182,606	—	2,681	264,662
Balakrishnan S. Iyer	79,375	182,606	—	2,681	264,662
Christine King	66,875	182,606	—	1,885	251,366
David P. McGlade	71,875	182,606	—	2,681	257,162
Robert A. Schriesheim	79,375	182,606	—	2,681	264,662
____________

(1)
The non-employee members of the Board of Directors who held such positions on October 2, 2015, held the following aggregate number of unexercised options and unvested restricted stock awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Shares of Restricted Stock
David J. McLachlan, Lead Independent Director	15,000	7,072
Kevin L. Beebe	15,000	7,072
Timothy R. Furey	—	7,072
Balakrishnan S. Iyer	—	7,072
Christine King	9,606	7,328
David P. McGlade	—	7,072
Robert A. Schriesheim	—	7,072

(2)
Reflects the grant date fair value of 1,756 restricted shares of the Company’s common stock granted on May 19, 2015, to each non-employee director elected at the 2015 Annual Meeting of stockholders, computed in accordance with the provisions of ASC 718 using a price of $103.99 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 19, 2015.

(3)
Reflects dividend accruals on unvested shares of restricted stock granted prior to April 2014, when Skyworks declared its first quarterly dividend, because these dividends were not included in the grant date fair value of such restricted stock awards. Accrued dividends become payable when the underlying shares of restricted stock vest.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $60,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2016, the Director Stock Ownership guidelines require non-employee directors to hold a minimum of 3,400 shares, and all directors were in compliance with such guidelines as of such date.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2015 consisted of, Messrs. Beebe, Furey (Chairman) and McGlade and Ms. King. No member of this committee was at any time during fiscal year 2015 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended October 2, 2015.

THE COMPENSATION COMMITTEE
Kevin L. Beebe
Timothy R. Furey, Chairman
Christine King
David P. McGlade

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2016, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2016; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2016, there were 191,668,400 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2016, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)		Percent of Class
BlackRock, Inc.	13,484,992	(3)	7.04%
The Vanguard Group, Inc.	12,012,609	(4)	6.27%
David J. Aldrich	552,754	(5)	(*)
Kevin L. Beebe	72,046		(*)
Bruce J. Freyman	86,001	(5)	(*)
Timothy R. Furey	39,947		(*)
Liam K. Griffin	93,001	(5)	(*)
Balakrishnan S. Iyer	13,555		(*)
Christine King	14,965		(*)
David P. McGlade	62,921		(*)
David J. McLachlan	69,921		(*)
Donald W. Palette	104,007	(5)	(*)
Robert A. Schriesheim	63,188		(*)
Mark V.B. Tremallo	36,187	(5)	(*)
All directors and executive officers as a group (13 persons)	1,264,731	(5)	(*)
____________

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2016 (the “Current Options”), as follows: Mr. Aldrich—315,924 shares under Current Options; Mr. Beebe—15,000 shares under Current Options; Mr. Freyman—33,750 shares under Current Options; Mr. Griffin—54,250 shares under Current Options; Ms. King—4,804 shares under Current Options; Mr. McLachlan—15,000 shares under Current Options; Mr. Palette—41,000 shares under Current Options; Mr. Tremallo—17,100 shares under Current Options; directors and executive officers as a group (13 persons)—512,978 shares under Current Options.

The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 15, 2016, as follows: Mr. Aldrich—183,000 shares under Unvested PSAs; Mr. Freyman—25,000 shares under Unvested RSUs and 38,500 shares under Unvested PSAs; Mr. Griffin—26,250 shares under Unvested RSUs and 79,400 shares under Unvested PSAs; Mr. Palette—30,000 shares under Unvested RSUs and 54,000 shares under Unvested PSAs; Mr. Tremallo—30,000 shares under Unvested PSAs; directors and executive officers as a group (13 persons)—81,250 shares under Unvested RSUs and 416,900 shares under Unvested PSAs.

(3)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 11,370,168 shares and sole dispositive power with respect to 13,484,992 shares which are held by the following of its subsidiaries: BlackRock (Channel Islands) Ltd, BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock Asset Management Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Asset Management Schweiz AG, BlackRock Capital Management, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co Ltd, BlackRock Life Limited, and Xulu, Inc. With respect to the information relating to BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on January 27, 2016. The address of BlackRock is 55 East 52nd Street, New York, NY, 10055.

(4)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 171,946 shares, sole dispositive power with respect to 11,852,163 shares and shared dispositive power with respect to 160,446 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 112,346 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 107,700 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 11, 2015. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(5)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2016.

Equity Compensation Plan Information
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
The following table presents information about these plans as of October 2, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,979,655 (1)	31.83	22,542,441	(2)
Equity compensation plans not approved by security holders	396,052	7.74	278,274	(3)
TOTAL	5,375,707	30.07	22,820,715
____________

(1)
Excludes 924,874 unvested shares under restricted stock and RSU awards and 3,278,862 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY15 PSAs at target levels.

(2)
Includes 955,539 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 20,858,451 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 728,451 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the Directors’ 2001 Stock Option Plan, the AATI 2005 Equity Incentive Plan, or the 2005 Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 3, 2014, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Timothy R. Furey, Balakrishnan S. Iyer, Christine King, David J. McLachlan, David P. McGlade and Robert A. Schriesheim, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable NASDAQ Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2015 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2015. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2015 ($)	% of Total (%)	Fiscal Year 2014 ($)	% of Total (%)
Audit Fees (1)	1,624,175	96	1,561,650	95
Audit-Related Fees	—	—	—	—
Tax Fees (2)	66,800	4	89,250	5
All Other Fees (3)	1,650	—	1,650	—
Total Fees	1,692,625	100	1,652,550	100
____________

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2015 and 2014. Fiscal year 2015 and 2014 audit fees also included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act. Fiscal year 2015 audit fees also included fees for the review of registration statement auditor consents to incorporate by reference prior year financial statement opinions in Form S-8 filings.

(2)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $60,000 and $80,000 of the total tax fees for fiscal year 2015 and 2014, respectively.

(3)	All other fees for fiscal years 2015 and 2014 relate to fees incurred for licenses to accounting and research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services to be provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by KPMG LLP during fiscal year 2015 and fiscal year 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number of the Original Filing

	Report of Independent Registered Public Accounting Firm	Page 35
	Consolidated Statements of Operations for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 36
	Consolidated Statements of Comprehensive Income for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 37
	Consolidated Balance Sheets at October 2, 2015 and October 3, 2014	Page 38
	Consolidated Statements of Cash Flows for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 39
	Consolidated Statements of Stockholders’ Equity for the Years Ended October 2, 2015, October 3, 2014, and September 27, 2013	Page 40
	Notes to Consolidated Financial Statements	Pages 41 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
	Schedule II-Valuation and Qualifying Accounts	Page 68
All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.
3.	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)    Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	February 1, 2016	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd., Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
2.6	Amended and Restated Agreement and Plan of Merger, dated as of October 29, 2015, by and among the Company, Amherst Acquisition, Inc., and PMC-Sierra, Inc. (the Company hereby agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request)	8-K	001-05560	2.1	10/30/2015
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.A	8/9/2011
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/2/2014
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.16*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.17*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.18*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.19*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.20*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.21*	Fiscal 2015 Executive Incentive Plan	10-Q	001-05560	10.1	2/4/2015
10.22*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/30/2014
10.23*	Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.W	5/7/2008
10.24*	Amendment dated November 23, 2010 to Amended and Restated Change of Control / Severance Agreement, dated January 22, 2008, between the Company and David Aldrich	10-Q	001-05560	10.KK	2/8/2011
10.25*	Letter to the Company from David Aldrich, dated December 16, 2014	10-Q	001-05560	10.2	2/4/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.26*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Liam Griffin	10-Q	001-05560	10.3	2/4/2015
10.27*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Donald Palette	10-Q	001-05560	10.4	2/4/2015
10.28*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Bruce Freyman	10-Q	001-05560	10.5	2/4/2015
10.29*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Mark Tremallo	10-Q	001-05560	10.6	2/4/2015
10.30*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Victoria Vezina	10-Q	001-05560	10.7	2/4/2015
10.31*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.32	Second Amended and Restated Commitment Letter, by and among the Company, Barclays Bank PLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (on behalf of itself and Citibank, N.A. and Citicorp North America, Inc.), dated as of October 29, 2015	8-K	001-05560	10.2	10/30/2015
21	Subsidiaries of the Company	10-K	001-05560	21	11/24/2015
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/24/2015
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/24/2015
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/24/2015
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/24/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/24/2015

* Indicates a management contract or compensatory plan or arrangement