Form 10-Q
period 2016-01-01
SKYWORKS SOLUTIONS, INC.
filed 2016-02-03
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2016
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 15, 2016
Common Stock, par value $.25 per share	191,668,400

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 1, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	January 1, 2016	January 2, 2015
Net revenue	$926.8	$805.5
Cost of goods sold	454.7	432.5
Gross profit	472.1	373.0
Operating expenses:
Research and development	81.5	68.5
Selling, general and administrative	51.7	47.9
Amortization of intangibles	8.4	8.5
Restructuring and other charges	—	1.3
Total operating expenses	141.6	126.2
Operating income	330.5	246.8
Other (expense) income, net	(0.8)	0.7
Merger termination fee	88.5	—
Income before income taxes	418.2	247.5
Provision for income taxes	62.9	52.3
Net income	$355.3	$195.2
Earnings per share:
Basic	$1.87	$1.03
Diluted	$1.82	$1.01
Weighted average shares:
Basic	190.4	188.7
Diluted	194.7	194.2

Cash dividends declared and paid per share	$0.26	$0.13

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	January 1, 2016	January 2, 2015
Net income	$355.3	$195.2
Other comprehensive income, net of tax
Foreign currency translation adjustment	—	(3.8)
Comprehensive income	$355.3	$191.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	January 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,233.2	$1,043.6
Receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	527.6	538.0
Inventory	276.4	267.9
Assets held for sale	25.3	—
Other current assets	52.2	65.2
Total current assets	2,114.7	1,914.7
Property, plant and equipment, net	847.9	826.4
Goodwill	856.7	856.7
Intangible assets, net	36.6	45.0
Deferred tax assets, net	54.3	56.3
Other assets	20.3	20.3
Total assets	$3,930.5	$3,719.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191.8	$291.1
Accrued compensation and benefits	57.4	81.5
Liabilities held for sale	4.8	—
Other current liabilities	113.9	91.3
Total current liabilities	367.9	463.9
Long-term tax liabilities	55.4	71.0
Other long-term liabilities	24.6	25.3
Total liabilities	447.9	560.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 221.2 shares issued and 191.6 shares outstanding as of January 1, 2016, and 219.0 shares issued and 190.3 shares outstanding as of October 2, 2015	47.9	47.6
Additional paid-in capital	2,584.7	2,495.2
Treasury stock, at cost	(916.5)	(844.6)
Retained earnings	1,774.7	1,469.2
Accumulated other comprehensive loss	(8.2)	(8.2)
Total stockholders’ equity	3,482.6	3,159.2
Total liabilities and stockholders’ equity	$3,930.5	$3,719.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three months ended
	January 1, 2016	January 2, 2015
Cash flows from operating activities:
Net income	$355.3	$195.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	23.3	21.7
Depreciation	51.5	35.7
Amortization of intangible assets	8.4	8.5
Contribution of common shares to savings and retirement plans	2.7	1.8
Deferred income taxes	2.0	(7.2)
Excess tax benefit from share-based compensation	(37.3)	(29.4)
Other	—	0.2
Changes in assets and liabilities net of acquired balances:
Receivables, net	3.1	75.3
Inventory	(19.0)	(2.7)
Other current and long-term assets	11.8	8.0
Accounts payable	(96.2)	10.4
Other current and long-term liabilities	39.7	65.7
Net cash provided by operating activities	345.3	383.2
Cash flows from investing activities:
Capital expenditures	(79.5)	(87.2)
Net cash used in investing activities	(79.5)	(87.2)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	37.3	29.4
Repurchase of common stock - payroll tax withholding on equity awards	(71.9)	(49.7)
Repurchase of common stock - stock repurchase program	—	(31.0)
Dividends paid	(50.2)	(24.6)
Net proceeds from exercise of stock options	8.6	24.0
Net cash used in financing activities	(76.2)	(51.9)
Net increase in cash and cash equivalents	189.6	244.1
Cash and cash equivalents at beginning of period	1,043.6	805.8
Cash and cash equivalents at end of period	$1,233.2	$1,049.9
Supplemental cash flow disclosures:
Income taxes paid	$8.9	$2.1

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 24, 2015, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on February 1, 2016 (the “2015 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2016 consists of 52 weeks and ends on September 30, 2016. Fiscal year 2015 consisted of 52 weeks and ended on October 2, 2015. The first quarters of fiscal year 2016 and fiscal year 2015 each consisted of 13 weeks and ended on January 1, 2016, and January 2, 2015, respectively.

2.    FAIR VALUE

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as our financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended January 1, 2016.

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

On August 1, 2014, the Company entered into a joint venture with Panasonic Corporation (“Panasonic”) with respect to the design, manufacture and sale of Panasonic filter products. The Company has the right to acquire Panasonic’s interest in the joint venture following the two-year anniversary of the acquisition (the “purchase option”). As a result of the purchase option, the Company consolidates the joint venture’s operations in their entirety.

The purchase option can be exercised by either the Company or Panasonic on or after August 1, 2016 and although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a level 3 liability. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratably over the remaining purchase option period. The carrying value of this liability is included in other current liabilities on the consolidated balance sheet as of January 1, 2016.

The Company holds currency call and put options (“foreign currency options”) that are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company nets the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a current asset or liability with the total change in fair value being recorded to earnings each period. The Company measures the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of January 1, 2016, these derivatives have been netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact on the consolidated results.

As of January 1, 2016, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of January 1, 2016				As of October 2, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$644.6	$644.6	$—	$—	$464.6	$464.6	$—	$—
Auction rate security	2.3	—	—	2.3	2.3	—	—	2.3
Foreign currency derivative assets	3.3	—	—	3.3	3.3	—	—	3.3
Total	$650.2	$644.6	$—	$5.6	$470.2	$464.6	$—	$5.6
Liabilities
Purchase obligation recorded for business combinations	$75.7	$—	$—	$75.7	$75.4	$—	$—	$75.4
Foreign currency derivative liabilities	2.7	—	—	2.7	2.8	—	—	2.8
Contingent consideration liability recorded for business combinations	0.5	—	—	0.5	0.5	—	—	0.5
Total	$78.9	$—	$—	$78.9	$78.7	$—	$—	$78.7

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 2, 2015	$2.3	$3.3
Changes in fair value included in earnings	—	—
Balance as of January 1, 2016	$2.3	$3.3

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 2, 2015	$75.4	$2.8	0.5
Changes in fair value included in earnings	0.3	(0.1)	—
Balance as of January 1, 2016	$75.7	$2.7	0.5

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended January 1, 2016.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	January 1, 2016	October 2, 2015
Raw materials	$12.6	$30.0
Work-in-process	179.5	192.4
Finished goods	77.4	38.0
Finished goods held on consignment by customers	6.9	7.5
Total inventory	$276.4	$267.9

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	As of
	January 1, 2016	October 2, 2015
Land and improvements	$11.4	$11.6
Buildings and improvements	97.1	101.7
Furniture and fixtures	27.8	26.9
Machinery and equipment	1,356.8	1,285.4
Construction in progress	126.2	159.8
Total property, plant and equipment, gross	1,619.3	1,585.4
Accumulated depreciation	(771.4)	(759.0)
Total property, plant and equipment, net	$847.9	$826.4

5.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended January 1, 2016.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended January 1, 2016.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	January 1, 2016			October 2, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	1.0	$57.2	$(51.0)	$6.2	$57.2	$(48.7)	$8.5
Developed technology and other	1.7	99.7	(70.9)	28.8	99.7	(64.8)	34.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$158.5	$(121.9)	$36.6	$158.5	$(113.5)	$45.0

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2016	2017	2018	2019	2020	Thereafter
Amortization expense	$21.1	$13.2	$0.7	$—	$—	$—

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	January 1, 2016	January 2, 2015
United States income taxes	$53.8	$48.5
Foreign income taxes	9.1	3.8
Provision for income taxes	$62.9	$52.3

Effective tax rate	15.0%	21.1%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three months ended January 1, 2016, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of the IRS audit of the fiscal years 2012 and 2013 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s current year reserve for uncertain tax positions.

Accrued taxes of $26.5 million have been included in the other current liabilities line of the consolidated balance sheet as of January 1, 2016.

During the three months ended January 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the three months ended January 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced the Company’s tax expense and tax rate during the three months ended January 1, 2016.

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

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions which had expired through the end of 2014. As a result of the enactment of this legislation, $7.0 million of federal research and experimentation tax credits which were earned in fiscal year 2014 reduced the Company’s tax expense and tax rate during the three months ended January 2, 2015.

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

8.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On November 10, 2015, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. There was no repurchase activity during the three months ended January 1, 2016. As of January 1, 2016, $400.0 million remained available under the existing stock repurchase authorization.

Dividends
On January 28, 2016, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.26 per share, payable on March 3, 2016, to the Company’s stockholders of record as of the close of business on February 11, 2016. During the three months ended January 1, 2016, the Company declared and paid a $0.26 dividend per common share with a total charge to retained earnings of $49.8 million.

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three months ended
	January 1, 2016	January 2, 2015
Cost of sales	$4.0	$3.2
Research and development	9.6	9.8
Selling, general and administrative	9.7	8.7
Total share-based compensation	$23.3	$21.7

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	January 1, 2016	January 2, 2015
Net income	$355.3	$195.2

Weighted average shares outstanding – basic	190.4	188.7
Dilutive effect of equity based awards	4.3	5.5
Weighted average shares outstanding – diluted	194.7	194.2

Net income per share – basic	$1.87	$1.03
Net income per share – diluted	$1.82	$1.01

Anti-dilutive common stock equivalents	0.7	1.1

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended January 1, 2016 and January 2, 2015, using the treasury stock method. Certain of the Company’s outstanding stock options, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.    ASSETS HELD FOR SALE

During the three months ended January 1, 2016, the Company entered into a definitive agreement to sell one if its businesses to a third party. The Company expects to close the transaction by the end of the second fiscal quarter of 2016. As a result of this agreement, the Company has classified the business’s assets and liabilities as held for sale. This divestiture does not meet the criteria to be classified as discontinued operations at January 1, 2016, primarily because the disposal of this business does not represent a strategic shift that will have a major impact on the Company’s continuing operations or financial results.
The following table summarizes the carrying value of the assets and liabilities held for sale (in millions):

As of
January 1, 2016
Receivables	$7.3
Inventory	10.3
Other assets	1.3
Fixed assets, net	6.4
Assets held for sale	$25.3

Accounts payable	$3.2
Other liabilities	1.6
Liabilities held for sale	$4.8

11.     BUSINESS COMBINATIONS

On October 29, 2015, the Company, entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PMC-Sierra Inc. (“PMC”), providing for, subject to the terms and conditions of the Merger Agreement, the cash acquisition of PMC by the Company. On November 23, 2015, PMC notified the Company that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid the Company a termination fee of $88.5 million pursuant to the Merger Agreement.

12.    RESTRUCTURING AND OTHER CHARGES

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended January 1, 2016	Balance at October 2, 2015	Current Charges	Cash Payments	Other	Balance at January 1, 2016
FY13 restructuring programs
Employee severance costs	$0.1	$—	$—	$—	$0.1
Other restructuring
Employee severance costs	$0.2	$—	$(0.1)	$—	$0.1
Lease and other contractual obligations	0.1	—	(0.1)	—	—
Total	$0.4	$—	$(0.2)	$—	$0.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2015 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 1, 2016, AND JANUARY 2, 2015
The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended
	January 1, 2016	January 2, 2015
Net revenue	100.0%	100.0%
Cost of goods sold	49.1	53.7
Gross profit	50.9	46.3
Operating expenses:
Research and development	8.8	8.5
Selling, general and administrative	5.6	5.9
Amortization of intangibles	0.9	1.1
Restructuring and other charges	—	0.2
Total operating expenses	15.3	15.7
Operating income	35.6	30.6
Other (expense) income, net	(0.1)	0.1
Merger termination fee	9.5	—
Income before income taxes	45.0	30.7
Provision for income taxes	6.7	6.5
Net income	38.3%	24.2%

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

GENERAL

During the three months ended January 1, 2016, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by approximately 15% to $927 million for the three months ended January 1, 2016, as compared with the corresponding period in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 4G and 3G technologies, increases in tablet computing, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by approximately 500 basis points to approximately 36% for the three months ended January 1, 2016, as compared with the corresponding period in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors and the $88.5 million merger termination fee that we received from PMC on November 24, 2015, in connection with PMC’s termination of the Merger Agreement to which we were a party, overall diluted earnings per share increased by 80% for the three months ended January 1, 2016, as compared with the corresponding period in the prior fiscal year.

•
Our ending cash and cash equivalents balance increased by 18% to $1.2 billion as of January 1, 2016, from $1.0 billion as of October 2, 2015. This increase was the result of $345 million in cash from operations for the three months ended January 1, 2016, due to increased net income, which included the PMC merger termination fee, and improvements in working capital, partially offset by cash outflows of: $80 million in capital expenditures and $50 million in quarterly cash dividend payments.

NET REVENUE

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Net revenue	$926.8	15.1%	$805.5

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

We generated net revenue of $926.8 million for the three months ended January 1, 2016, an increase of $121.3 million or 15.1%, as compared with $805.5 million for the corresponding period in fiscal year 2015. The increase in revenue for the three months ended January 1, 2016, was primarily driven by our success in capturing a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial.

GROSS PROFIT

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Gross profit	$472.1	26.6%	$373.0
% of net revenue	50.9%		46.3%

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

The $99.1 million increase in gross profit for the three months ended January 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $105.1 million. These benefits were partially offset by the erosion of average selling prices, unfavorable changes in product mix and other costs that combined to negatively impact gross profit by $6.0 million. As a result of these impacts, gross profit margin increased to 50.9% of net revenue for the three months ended January 1, 2016.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Research and development	$81.5	19.0%	$68.5
% of net revenue	8.8%		8.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended January 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily related to increased employee headcount and product development related expenses. Research and development expenses for the period increased as a percentage of net revenue due to the aforementioned increase in employee headcount and product development activity.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Selling, general and administrative	$51.7	7.9%	$47.9
% of net revenue	5.6%		5.9%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three months ended January 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily related to increases in employee headcount and legal settlements during the period. Selling, general and administrative expenses for the period decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Amortization of intangibles	$8.4	(1.2)%	$8.5
% of net revenue	0.9%		1.1%

Intangible asset amortization expense was consistent for the three months ended January 1, 2016, as compared with the corresponding period in fiscal year 2015.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Restructuring and other charges	$—	100.0%	$1.3
% of net revenue	—%		0.2%

There were no new restructuring charges incurred in the three months ended January 1, 2016.

MERGER TERMINATION FEE

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Merger termination fee	$88.5	100.0%	$—
% of net revenue	9.5%		—%

On October 29, 2015, the Company entered into the Merger Agreement with PMC, providing for, subject to the terms and conditions of the Merger Agreement, the cash acquisition of PMC by the Company. On November 23, 2015, PMC notified the Company that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid the Company a termination fee of $88.5 million pursuant to the Merger Agreement.

PROVISION FOR INCOME TAXES

	Three Months Ended
	January 1, 2016	Change	January 2, 2015
(dollars in millions)
Provision for income taxes	$62.9	20.3%	$52.3
% of net revenue	6.7%		6.5%

We recorded a provision for income taxes of $62.9 million (which consisted of $53.8 million and $9.1 million related to United States and foreign income taxes, respectively) for the three months ended January 1, 2016.

The effective tax rate for the three months ended January 1, 2016 was 15.0%, as compared with 21.1% for the three months ended January 2, 2015. The difference between our year-to-date effective tax rate of 15.0% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and net benefits from the settlement of the IRS audit of our fiscal year 2012 and fiscal year 2013 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s current year reserve for uncertain tax positions.

During the three months ended January 1, 2016, we concluded an IRS examination of our federal income tax returns for our fiscal year 2012 and fiscal year 2013. We agreed to various adjustments to the fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the three months ended January 1, 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced the Company’s tax expense and tax rate during the three months ended January 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended
(in millions)	January 1, 2016	January 2, 2015
Cash and cash equivalents at beginning of period	$1,043.6	$805.8
Net cash provided by operating activities	345.3	383.2
Net cash used in investing activities	(79.5)	(87.2)
Net cash used in financing activities	(76.2)	(51.9)
Cash and cash equivalents at end of period	$1,233.2	$1,049.9

Cash Flow from Operating Activities:
Our cash flow from operating activities typically consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended January 1, 2016, we generated $345.3 million of cash flow from operating activities, a decrease of $37.9 million as compared with the $383.2 million generated during the three months ended January 2, 2015. The decrease in cash flow from operating activities during the three months ended January 1, 2016, was related to net cash outflows from changes in operating assets and liabilities, partially offset by higher net income related in part to the $88.5 million PMC merger termination fee and increases in non-cash depreciation and share-based compensation. Specifically, the changes in operating assets and liabilities that resulted in uses of cash were: $96.2 million in accounts payable related to the timing of and payment of vendor invoices, and $19.0 million in increases of inventory for increased customer production activity. These uses of cash were partially offset by $39.7 million in other current and long-term liabilities primarily related to the timing of tax payments and $11.8 million in other current and long-term assets.

Cash Flow from Investing Activities:
Our cash flow from investing activities typically consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, and cash received from the sale of capital assets. Cash flow used in investing activities was $79.5 million during the three months ended January 1, 2016, as compared with $87.2 million during the three months ended January 2, 2015. Capital expenditures during the three months ended January 1, 2016 and January 2, 2015 are related to continued expansion of our assembly and test facility in Mexicali, Mexico, the purchase of manufacturing equipment to support increased filter production for the operations in Japan and Singapore, and to a lesser extent, our wafer fabrication facilities in the United States.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity. During the three months ended January 1, 2016, we had net cash outflows from financing activities of $76.2 million, as compared with net cash outflows from financing activities of $51.9 million during the three months ended January 2, 2015. During the three months ended January 1, 2016, we had the following significant uses of cash in financing activities:

•	$71.9 million related to payroll tax withholdings on the vesting of employee performance and restricted stock awards; and

•	$50.2 million related to the payment of a cash dividend of $0.26 per share of our common stock outstanding.

These uses of cash were offset by the excess tax benefit reclassification from operating cash flows for employee stock activity of $37.3 million and the net proceeds from employee stock option exercises of $8.6 million during the three months ended January 1, 2016.

Liquidity:
Cash and cash equivalent balances were $1,233.2 million as of January 1, 2016, representing an increase of $189.6 million from October 2, 2015. The increase resulted from $345.3 million in cash generated from operations (including the $88.5 million PMC merger termination fee) which was partially offset by $79.5 million in capital expenditures for our plant expansion and increased production capacity, and $50.2 million in cash dividend payments during the three months ended January 1, 2016. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,233.2 million as of January 1, 2016, consisted of $819.7 million held domestically and $413.5 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of January 1, 2016, $370.5 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States. The remaining $43.0 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2015 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
January 1, 2016
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$1,233.2
Available for sale securities (auction rate security) at carrying value	2.3
$1,235.5

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

Based on our results of operations for the three months ended January 1, 2016, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of January 1, 2016. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of January 1, 2016.

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

The Company currently holds foreign currency put and call options on the Japanese yen that offset the cash flow impact related to the purchase option of the remaining 34% interest of our joint venture with Panasonic Corporation with respect to the design, manufacture and sale of Panasonic filter products. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the three months ended January 1, 2016.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of January 1, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2015 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2015 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended January 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/03/15-10/30/15	1,229(2)	$81.87	—	$400.0 million
10/31/15-11/27/15	856,476(2)	$83.76	—	$400.0 million
11/28/15-1/01/16	470(2)	$78.42	—	$400.0 million
Total	858,175	$83.75
(1) The stock repurchase program approved by the Board of Directors on November 10, 2015, authorizes the repurchase of up to $400.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The stock repurchase program is scheduled to expire on November 10, 2017.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Fiscal 2016 Executive Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 3, 2016	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)