Form 10-Q
period 2016-04-01
SKYWORKS SOLUTIONS, INC.
filed 2016-05-04
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, par value $.25 per share	190,238,136

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net revenue	$775.1	$762.1	$1,701.9	$1,567.6
Cost of goods sold	384.7	409.9	839.4	842.4
Gross profit	390.4	352.2	862.5	725.2
Operating expenses:
Research and development	79.8	75.5	161.3	144.0
Selling, general and administrative	44.0	47.4	95.7	95.3
Amortization of intangibles	8.6	8.3	17.0	16.8
Restructuring and other charges	0.3	1.1	0.3	2.4
Total operating expenses	132.7	132.3	274.3	258.5
Operating income	257.7	219.9	588.2	466.7
Other (expense) income, net	(2.6)	0.6	(3.4)	1.3
Merger termination fee	—	—	88.5	—
Income before income taxes	255.1	220.5	673.3	468.0
Provision for income taxes	47.0	54.0	109.9	106.3
Net income	$208.1	$166.5	$563.4	$361.7
Earnings per share:
Basic	$1.09	$0.88	$2.96	$1.91
Diluted	$1.08	$0.85	$2.90	$1.86
Weighted average shares:
Basic	190.2	189.9	190.3	189.3
Diluted	193.3	195.2	194.0	194.7

Cash dividends declared and paid per share	$0.26	$0.13	$0.52	$0.26

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income	$208.1	$166.5	$563.4	$361.7
Other comprehensive income, net of tax
Foreign currency translation adjustment	(0.3)	0.8	(0.3)	(3.0)
Comprehensive income	$207.8	$167.3	$563.1	$358.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	April 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,177.5	$1,043.6
Receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	538.5	538.0
Inventory	333.7	267.9
Other current assets	77.3	65.2
Total current assets	2,127.0	1,914.7
Property, plant and equipment, net	837.7	826.4
Goodwill	856.7	856.7
Intangible assets, net	37.0	45.0
Deferred tax assets, net	56.6	56.3
Other assets	43.2	20.3
Total assets	$3,958.2	$3,719.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180.7	$291.1
Accrued compensation and benefits	54.6	81.5
Other current liabilities	89.4	91.3
Total current liabilities	324.7	463.9
Long-term tax liabilities	59.8	71.0
Other long-term liabilities	30.4	25.3
Total liabilities	414.9	560.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 221.7 shares issued and 190.2 shares outstanding as of April 1, 2016, and 219.0 shares issued and 190.3 shares outstanding as of October 2, 2015	47.5	47.6
Additional paid-in capital	2,622.9	2,495.2
Treasury stock, at cost	(1,052.1)	(844.6)
Retained earnings	1,933.5	1,469.2
Accumulated other comprehensive loss	(8.5)	(8.2)
Total stockholders’ equity	3,543.3	3,159.2
Total liabilities and stockholders’ equity	$3,958.2	$3,719.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income	$563.4	$361.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	40.4	48.4
Depreciation	105.0	74.5
Amortization of intangible assets	17.0	16.8
Contribution of common shares to savings and retirement plans	11.3	11.2
Deferred income taxes	(0.2)	(3.7)
Excess tax benefit from share-based compensation	(41.6)	(40.7)
Other	0.2	0.7
Changes in assets and liabilities net of acquired balances:
Receivables, net	(0.5)	40.5
Inventory	(66.4)	(4.9)
Other current and long-term assets	(4.3)	(23.6)
Accounts payable	(110.5)	30.4
Other current and long-term liabilities	(14.0)	26.9
Net cash provided by operating activities	499.8	538.2
Cash flows from investing activities:
Capital expenditures	(116.9)	(171.2)
Payments for acquisitions, net of cash acquired	—	(18.1)
Net cash used in investing activities	(116.9)	(189.3)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	41.6	40.7
Repurchase of common stock - payroll tax withholding on equity awards	(72.4)	(50.1)
Repurchase of common stock - stock repurchase program	(135.1)	(79.1)
Dividends paid	(99.4)	(49.3)
Net proceeds from exercise of stock options	16.3	37.3
Net cash used in financing activities	(249.0)	(100.5)
Net increase in cash and cash equivalents	133.9	248.4
Cash and cash equivalents at beginning of period	1,043.6	805.8
Cash and cash equivalents at end of period	$1,177.5	$1,054.2
Supplemental cash flow disclosures:
Income taxes paid	$107.3	$69.2

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2016 consists of 52 weeks and ends on September 30, 2016. Fiscal year 2015 consisted of 52 weeks and ended on October 2, 2015. The second quarters of fiscal year 2016 and fiscal year 2015 each consisted of 13 weeks and ended on April 1, 2016, and April 3, 2015, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended April 1, 2016.

Level 3 assets include an auction rate security that is classified as available for sale and recorded in other current assets. It is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level

3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

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

The purchase option can be exercised by either the Company or Panasonic on or after August 1, 2016 and although the settlement amount of the purchase option is fixed, it contains a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic can change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a Level 3 liability. The difference between the calculated present value and the fixed settlement amount is being accreted to earnings ratably over the remaining purchase option period. The carrying value of this liability is included in other current liabilities on the consolidated balance sheet as of April 1, 2016.

The Company holds currency call and put options (“foreign currency options”) that are intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company nets the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a current asset or liability with the total change in fair value being recorded to earnings each period. The Company measures the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of April 1, 2016, these derivatives have been netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact on the consolidated results.

As of April 1, 2016, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of April 1, 2016				As of October 2, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$498.3	$498.3	$—	$—	$464.6	$464.6	$—	$—
Auction rate security	2.3	—	—	2.3	2.3	—	—	2.3
Foreign currency derivative assets	1.0	—	—	1.0	3.3	—	—	3.3
Total	$501.6	$498.3	$—	$3.3	$470.2	$464.6	$—	$5.6
Liabilities
Purchase obligation recorded for business combinations	$76.1	$—	$—	$76.1	$75.4	$—	$—	$75.4
Foreign currency derivative liabilities	0.6	—	—	0.6	2.8	—	—	2.8
Contingent consideration liability recorded for business combinations	0.5	—	—	0.5	0.5	—	—	0.5
Total	$77.2	$—	$—	$77.2	$78.7	$—	$—	$78.7

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 2, 2015	$2.3	$3.3
Changes in fair value included in earnings	—	(2.3)
Balance as of April 1, 2016	$2.3	$1.0

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 2, 2015	$75.4	$2.8	$0.5
Changes in fair value included in earnings	0.7	(2.2)	—
Balance as of April 1, 2016	$76.1	$0.6	$0.5

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended April 1, 2016.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	April 1, 2016	October 2, 2015
Raw materials	$18.1	$30.0
Work-in-process	194.7	192.4
Finished goods	112.5	38.0
Finished goods held on consignment by customers	8.4	7.5
Total inventory	$333.7	$267.9

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	April 1, 2016	October 2, 2015
Land and improvements	$11.6	$11.6
Buildings and improvements	116.8	101.7
Furniture and fixtures	28.8	26.9
Machinery and equipment	1,435.8	1,285.4
Construction in progress	102.7	159.8
Total property, plant and equipment, gross	1,695.7	1,585.4
Accumulated depreciation	(858.0)	(759.0)
Total property, plant and equipment, net	$837.7	$826.4

5.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended April 1, 2016.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three and six months ended April 1, 2016.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	April 1, 2016			October 2, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	0.8	$57.2	$(53.2)	$4.0	$57.2	$(48.7)	$8.5
Developed technology and other	13.2	108.7	(77.3)	31.4	99.7	(64.8)	34.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$167.5	$(130.5)	$37.0	$158.5	$(113.5)	$45.0

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2016	2017	2018	2019	2020	Thereafter
Amortization expense	$12.9	$13.7	$1.3	$0.5	$0.5	$6.5

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
United States income taxes	$39.8	$49.6	$93.6	$98.1
Foreign income taxes	7.2	4.4	16.3	8.2
Provision for income taxes	$47.0	$54.0	$109.9	$106.3

Effective tax rate	18.4%	24.5%	16.3%	22.7%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three and six months ended April 1, 2016, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of the Internal Revenue Service (“IRS”) audit of the fiscal years 2012 and 2013 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s current year reserve for uncertain tax positions.

During the six months ended April 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the six months ended April 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced the Company’s tax expense and tax rate during the six months ended April 1, 2016.

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

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions that had expired through the end of 2014. As a result of the enactment of this legislation, $7.0 million of federal research and experimentation tax credits that were earned in fiscal year 2014 reduced the Company’s tax expense and tax rate during the six months ended April 3, 2015.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in its financial statements and footnotes as required by Accounting Standards Codification 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. We are engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

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

8.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On November 10, 2015, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three and six months ended April 1, 2016, the Company paid $135.1 million (including commissions) in connection with the repurchase of 2.0 million shares of its common stock (paying an average price of $67.55 per share). As of April 1, 2016, $264.9 million remained available under the existing stock repurchase authorization.

Dividends
On April 28, 2016, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.26 per share, payable on June 2, 2016, to the Company’s stockholders of record as of the close of business on May 12, 2016. During the three and six months ended April 1, 2016, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per share	Total
First quarter	$0.26	$49.8
Second quarter	0.26	49.3
Total	$0.52	$99.1

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Cost of sales	$3.2	$3.8	$7.2	$7.0
Research and development	6.7	12.4	16.2	22.2
Selling, general and administrative	7.2	10.5	17.0	19.2
Total share-based compensation	$17.1	$26.7	$40.4	$48.4

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income	$208.1	$166.5	$563.4	$361.7

Weighted average shares outstanding – basic	190.2	189.9	190.3	189.3
Dilutive effect of equity based awards	3.1	5.3	3.7	5.4
Weighted average shares outstanding – diluted	193.3	195.2	194.0	194.7

Net income per share – basic	$1.09	$0.88	$2.96	$1.91
Net income per share – diluted	$1.08	$0.85	$2.90	$1.86

Anti-dilutive common stock equivalents	2.1	0.1	1.4	0.6

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and six months ended April 1, 2016, and April 3, 2015, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.     ASSETS HELD FOR SALE

Shortly following the end of the second quarter of fiscal 2016, management determined not to proceed with the sale of the asset group that had been previously classified as held for sale on the consolidated balance sheet. As a result of the decision to retain the asset group, the Company concluded that it was unlikely that a disposal of the asset group would occur within 12 months following quarter end, and accordingly, the asset group has been reclassified out of the held for sale designation at April 1, 2016. The decision not to proceed with the sale of the asset group had an immaterial impact on the results of operations for the quarter ended April 1, 2016.

11.    BUSINESS COMBINATIONS

On October 29, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PMC-Sierra Inc. (“PMC”), providing for, subject to the terms and conditions of the Merger Agreement, the cash acquisition of PMC by the Company. On November 23, 2015, PMC notified the Company that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid the Company a termination fee of $88.5 million pursuant to the Merger Agreement.

12.    RESTRUCTURING AND OTHER CHARGES

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended April 1, 2016	Balance at January 1, 2016	Current Charges	Cash Payments	Other	Balance at April 1, 2016
FY13 restructuring programs
Employee severance costs	$0.1	$—	$—	$—	$0.1
Other restructuring
Employee severance costs	0.1	0.3	—	—	0.4
Total	$0.2	$0.3	$—	$—	$0.5

Six months ended April 1, 2016	Balance at October 2, 2015	Current Charges	Cash Payments	Other	Balance at April 1, 2016
FY13 restructuring programs
Employee severance costs	$0.1	$—	$—	$—	$0.1
Other restructuring
Employee severance costs, lease and other contractual obligations	0.3	0.3	(0.2)	—	0.4
Total	$0.4	$0.3	$(0.2)	$—	$0.5

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED APRIL 1, 2016, AND APRIL 3, 2015

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	53.8	49.3	53.7
Gross profit	50.4	46.2	50.7	46.3
Operating expenses:
Research and development	10.3	9.9	9.5	9.2
Selling, general and administrative	5.7	6.2	5.6	6.1
Amortization of intangibles	1.1	1.1	1.0	1.1
Restructuring and other charges	—	0.1	—	0.2
Total operating expenses	17.1	17.3	16.1	16.6
Operating income	33.3	28.9	34.6	29.7
Other (expense) income, net	(0.3)	0.1	(0.2)	0.1
Merger termination fee	—	—	5.2	—
Income before income taxes	33.0	29.0	39.6	29.8
Provision for income taxes	6.1	7.1	6.5	6.8
Net income	26.9%	21.9%	33.1%	23.0%

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

GENERAL

During the three and six months ended April 1, 2016, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 2% and 9% to $775 million and $1,702 million for the three and six months ended April 1, 2016, respectively, as compared with the corresponding periods in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in tablet computing, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including medical, automotive, military and industrial.

•
Operating margin increased by approximately 440 and 490 basis points to approximately 33% and 35% for the three and six months ended April 1, 2016, respectively, as compared with the corresponding periods in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors and the $88.5 million merger termination fee that we received from PMC on November 24, 2015, in connection with PMC’s termination of the Merger Agreement to which we were a party, overall diluted earnings per share increased by 56% for the six months ended April 1, 2016, as compared with the corresponding period in the prior fiscal year.

•
Our ending cash and cash equivalents balance increased approximately 13% to $1,177 million as of April 1, 2016, from $1,044 million as of October 2, 2015. This increase was primarily the result of $500 million in cash from operations for the six months ended April 1, 2016, due to increased net income, which included the PMC merger termination fee, partially offset by cash outflows of: $135 million to repurchase 2 million shares of common stock, $117 million in capital expenditures and $99 million in cash dividend payments.

NET REVENUE

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Net revenue	$775.1	1.7%	$762.1	$1,701.9	8.6%	$1,567.6

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

We generated net revenue of $775.1 million for the three months ended April 1, 2016, an increase of $13.0 million or 1.7%, as compared with $762.1 million for the corresponding period in fiscal year 2015. Net revenue increased by 8.6% or $134.3 million to $1,701.9 million for the six months ended April 1, 2016, as compared with $1,567.6 million for the corresponding period in fiscal year 2015. The increase in revenue for both the three and six months ended April 1, 2016, was primarily driven by our success in capturing a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing, and our expanding analog product portfolio supporting new vertical markets including medical, automotive, military and industrial. These increases were partially offset by below-normal demand for smartphone models as well as lower seasonality and a general market decline.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Gross profit	$390.4	10.8%	$352.2	$862.5	18.9%	$725.2
% of net revenue	50.4%		46.2%	50.7%		46.3%

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

The $38.2 million increase in gross profit for the three months ended April 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $45.5 million. These benefits were partially offset by the erosion of average selling prices and changes in product mix that combined to negatively impact gross profit by $7.3 million. As a result of these impacts, gross profit margin increased to 50.4% of net revenue for the three months ended April 1, 2016.

The $137.3 million increase in gross profit for the six months ended April 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily the result of higher unit volumes and lower per unit materials and manufacturing costs with an aggregate gross profit benefit of $150.1 million. These benefits were partially offset by the erosion of our average selling price and changes in product mix that combined to negatively impact gross profit by $12.8 million. As a result, gross profit margin increased to 50.7% for the six months ended April 1, 2016.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Research and development	$79.8	5.7%	$75.5	$161.3	12.0%	$144.0
% of net revenue	10.3%		9.9%	9.5%		9.2%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and six months ended April 1, 2016, as compared with the corresponding periods in fiscal year 2015, was primarily related to increased employee compensation and product development– related expenses partially offset by lower share-based compensation expense. As a result of the increased expense, research and development expenses for both periods increased as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Selling, general and administrative	$44.0	(7.2)%	$47.4	$95.7	0.4%	$95.3
% of net revenue	5.7%		6.2%	5.6%		6.1%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three months ended April 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily related to decreases in share-based compensation and legal and acquisition-related costs incurred as compared with the prior fiscal period. These decreases were partially offset by increases in employee headcount and related compensation expense and other costs incurred during the period. As a result of these changes, selling, general and administrative expenses for the period decreased as a percentage of net revenue.

Selling, general and administrative expenses for the six months ended April 1, 2016 increased slightly as compared with the corresponding period in fiscal year 2015. The increase was primarily related to increased headcount and related compensation expense and other costs incurred during the period partially offset by lower share-based compensation expense and legal and acquisition related costs. Selling, general and administrative expense decreased as a percentage of revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Amortization of intangibles	$8.6	3.6%	$8.3	$17.0	1.2%	$16.8
% of net revenue	1.1%		1.1%	1.0%		1.1%

Amortization expense for the three and six months ended April 1, 2016, primarily relates to the intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Restructuring and other charges	$0.3	(72.7)%	$1.1	$0.3	(87.5)%	$2.4
% of net revenue	—%		0.1%	—%		0.2%

We incurred immaterial restructuring charges during the three and six months ended April 1, 2016.

MERGER TERMINATION FEE

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Merger termination fee	—	—%	—	88.5	100.0%	—
% of net revenue	—%		—%	5.2%		—%

On October 29, 2015, we entered into the Merger Agreement with PMC, providing for, subject to the terms and conditions of the Merger Agreement, our cash acquisition of PMC. On November 23, 2015, PMC notified us that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid us a termination fee of $88.5 million pursuant to the Merger Agreement.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	April 1, 2016	Change	April 3, 2015	April 1, 2016	Change	April 3, 2015
(dollars in millions)
Provision for income taxes	$47.0	(13.0)%	$54.0	$109.9	3.4%	$106.3
% of net revenue	6.1%		7.1%	6.5%		6.8%

We recorded a provision for income taxes of $47.0 million (which consisted of $39.8 million and $7.2 million related to United States and foreign income taxes, respectively) and $109.9 million (which consisted of $93.6 million and $16.3 million related to United States and foreign income taxes, respectively) for the three and six months ended April 1, 2016, respectively.

The effective tax rate for the three and six months ended April 1, 2016 was 18.4% and 16.3%, respectively, as compared with 24.5% and 22.7% for the three and six months ended April 3, 2015, respectively. The difference between our year-to-date effective tax rate of 16.3% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of the IRS audit of our fiscal year 2012 and fiscal year 2013 income tax returns, partially offset by an increase in our tax expense related to a change in our current year reserve for uncertain tax positions.

During the six months ended April 1, 2016, we concluded an IRS examination of our federal income tax returns for our fiscal years 2012 and 2013. We agreed to various adjustments to the fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the six months ended April 1, 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced our tax expense and tax rate during the six months ended April 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	April 1, 2016	April 3, 2015
Cash and cash equivalents at beginning of period	$1,043.6	$805.8
Net cash provided by operating activities	499.8	538.2
Net cash used in investing activities	(116.9)	(189.3)
Net cash used in financing activities	(249.0)	(100.5)
Cash and cash equivalents at end of period	$1,177.5	$1,054.2

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended April 1, 2016, we generated $499.8 million of cash flow from operating activities, a decrease of $38.4 million as compared with the $538.2 million generated during the six months ended April 3, 2015. The decrease in cash flow from operating activities during the six months ended April 1, 2016, was primarily related to net cash outflows from changes in operating assets and liabilities partially offset by higher net income related in part to the $88.5 million PMC merger termination fee and an increase in non-cash depreciation. Specifically, the changes in operating assets and liabilities that resulted in uses of cash were: $110.5 million in decreases in accounts payable related to the timing of and payment of vendor invoices, $66.4 million increase in inventory in anticipation of customer demand, and $14.0 million in other current and long-term liabilities primarily related to accrued tax liabilities.

Cash Flow from Investing Activities:
Our cash flow from investing activities typically consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, and cash received from the sale of capital assets. Cash flow used in investing activities was $116.9 million during the six months ended April 1, 2016, as compared with $189.3 million during the six months ended April 3, 2015. The cash used in investing activities was primarily related to continued expansion of our assembly and test facility in Mexicali, Mexico, the purchase of manufacturing equipment to support increased filter production for the FilterCo operations in Japan and Singapore, and to a lesser extent, our wafer fabrication facilities in the United States. Cash flow from investing activities for the six months ended April 3, 2015, also included the final working capital payment associated with the FilterCo acquisition as well as cash paid for an immaterial business combination net of cash acquired.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity. During the six months ended April 1, 2016, we had net cash outflows from financing activities of $249.0 million, as compared with net cash outflows from financing activities of $100.5 million during the six months ended April 3, 2015. During the six months ended April 1, 2016, we had the following significant uses of cash in financing activities:

•	$135.1 million related to our repurchase of 2.0 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on November 10, 2015;

•	$99.4 million related to the payment of cash dividends on our common stock; and

•	$72.4 million related to payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the excess tax benefit reclassification from operating cash flows for employee stock activity of $41.6 million and the net proceeds from employee stock option exercises of $16.3 million during the six months ended April 1, 2016.

Liquidity:
Cash and cash equivalent balances were $1,177.5 million as of April 1, 2016, representing an increase of $133.9 million from October 2, 2015. The increase resulted from $499.8 million in cash generated from operations (including the $88.5 million PMC merger termination fee) which was partially offset by $116.9 million in capital expenditures for our plant expansion and increased production capacity, $135.1 million used to repurchase 2.0 million shares of stock and $99.4 million in cash dividend payments during the six months ended April 1, 2016. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,177.5 million as of April 1, 2016, consisted of $731.2 million held domestically and $446.3 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of April 1, 2016, $405.8 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States. The remaining $40.5 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2015 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB Issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that ASU 2016-09 will have on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
April 1, 2016
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$1,177.5
Available for sale securities (auction rate security) at carrying value	2.3
$1,179.8

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

Based on our results of operations for the three and six months ended April 1, 2016, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of April 1, 2016. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of April 1, 2016.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that investment or interest rate risks pose material exposures to our current business or results of operations.

Exchange Rate Risk
Substantially all sales to our customers and our arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results of operations. A small percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. Our practice is to hedge a portion of its material foreign exchange exposures. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

We currently hold foreign currency put and call options on the Japanese yen that offset the cash flow impact related to the purchase option of the remaining 34% interest of our joint venture with Panasonic. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the three and six months ended April 1, 2016.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 1, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended April 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/02/16-1/29/16	6,188(2)	$66.12	—	$400.0 million
1/30/16-2/26/16	2,000,475(2) (3)	$67.55(3)	2,000,000	$264.9 million
2/27/16-4/01/16	—		—	$264.9 million
Total	2,006,663
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
(3) 2,000,000 shares were repurchased at an average price of $67.55 per share as part of our stock repurchase program and 475 shares were withheld for tax obligations under restricted stock agreements with an average price of $58.21 per share.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended					X

10.2	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan					X

10.3	Skyworks Solutions, Inc. Cash Compensation Plan for Directors					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 4, 2016	By:	/s/ David J. Aldrich
David J. Aldrich
Chairman and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)