Form 10-Q
period 2016-07-01
SKYWORKS SOLUTIONS, INC.
filed 2016-08-03
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2016
Common Stock, par value $.25 per share	187,496,060

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net revenue	$751.7	$810.0	$2,453.6	$2,377.6
Cost of goods sold	373.4	416.9	1,212.8	1,259.3
Gross profit	378.3	393.1	1,240.8	1,118.3
Operating expenses:
Research and development	77.9	76.8	239.2	220.8
Selling, general and administrative	46.9	48.6	142.6	143.9
Amortization of intangibles	10.0	8.4	27.0	25.2
Restructuring and other charges	4.9	0.5	5.2	2.9
Total operating expenses	139.7	134.3	414.0	392.8
Operating income	238.6	258.8	826.8	725.5
Other (expense) income, net	(2.4)	0.6	(5.8)	1.9
Merger termination fee	—	—	88.5	—
Income before income taxes	236.2	259.4	909.5	727.4
Provision for income taxes	51.2	52.0	161.1	158.3
Net income	$185.0	$207.4	$748.4	$569.1
Earnings per share:
Basic	$0.98	$1.09	$3.94	$3.00
Diluted	$0.97	$1.06	$3.87	$2.92
Weighted average shares:
Basic	188.7	190.0	189.8	189.5
Diluted	191.7	195.4	193.2	194.9

Cash dividends declared and paid per share	$0.26	$0.13	$0.78	$0.39

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income	$185.0	$207.4	$748.4	$569.1
Other comprehensive income, net of tax
Foreign currency translation adjustment	(0.5)	—	(0.8)	(3.0)
Comprehensive income	$184.5	$207.4	$747.6	$566.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	July 1, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$973.7	$1,043.6
Receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	570.0	538.0
Inventory	437.6	267.9
Other current assets	96.8	65.2
Total current assets	2,078.1	1,914.7
Property, plant and equipment, net	844.5	826.4
Goodwill	865.8	856.7
Intangible assets, net	68.2	45.0
Deferred tax assets, net	54.7	56.3
Other assets	44.4	20.3
Total assets	$3,955.7	$3,719.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181.7	$291.1
Accrued compensation and benefits	59.6	81.5
Other current liabilities	105.7	91.3
Total current liabilities	347.0	463.9
Long-term tax liabilities	64.4	71.0
Other long-term liabilities	30.0	25.3
Total liabilities	441.4	560.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 222.0 shares issued and 187.5 shares outstanding as of July 1, 2016, and 219.0 shares issued and 190.3 shares outstanding as of October 2, 2015	46.9	47.6
Additional paid-in capital	2,652.0	2,495.2
Treasury stock, at cost	(1,244.5)	(844.6)
Retained earnings	2,068.9	1,469.2
Accumulated other comprehensive loss	(9.0)	(8.2)
Total stockholders’ equity	3,514.3	3,159.2
Total liabilities and stockholders’ equity	$3,955.7	$3,719.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net income	$748.4	$569.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	58.3	74.4
Depreciation	159.6	116.4
Amortization of intangible assets	27.0	25.2
Contribution of common shares to savings and retirement plans	11.3	13.1
Deferred income taxes	1.5	(4.7)
Excess tax benefit from share-based compensation	(45.1)	(50.2)
Other	0.2	0.8
Changes in assets and liabilities net of acquired balances:
Receivables, net	(32.0)	(64.1)
Inventory	(160.7)	(1.0)
Other current and long-term assets	(7.2)	(18.0)
Accounts payable	(110.2)	27.4
Other current and long-term liabilities	(10.4)	71.7
Net cash provided by operating activities	640.7	760.1
Cash flows from investing activities:
Capital expenditures	(174.1)	(279.3)
Payments for acquisitions, net of cash acquired	(55.0)	(24.2)
Net cash used in investing activities	(229.1)	(303.5)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	45.1	50.2
Repurchase of common stock - payroll tax withholding on equity awards	(72.9)	(53.4)
Repurchase of common stock - stock repurchase program	(327.0)	(126.3)
Dividends paid	(148.8)	(73.8)
Net proceeds from exercise of stock options	22.1	46.9
Net cash used in financing activities	(481.5)	(156.4)
Net (decrease) increase in cash and cash equivalents	(69.9)	300.2
Cash and cash equivalents at beginning of period	1,043.6	805.8
Cash and cash equivalents at end of period	$973.7	$1,106.0
Supplemental cash flow disclosures:
Income taxes paid	$163.4	$94.6

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries, (“Skyworks” or the “Company”) is empowering the wireless networking revolution. The Company’s highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2016 consists of 52 weeks and ends on September 30, 2016. Fiscal year 2015 consisted of 52 weeks and ended on October 2, 2015. The third quarters of fiscal year 2016 and fiscal year 2015 each consisted of 13 weeks and ended on July 1, 2016, and July 3, 2015, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended July 1, 2016.

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

On August 1, 2014, the Company entered into a joint venture with Panasonic Corporation (“Panasonic”) with respect to the design, manufacture and sale of Panasonic filter products. The Company had the right to acquire Panasonic’s interest in the joint venture following the two-year anniversary of the acquisition (the “purchase option”). As a result of the purchase option, the Company consolidated the joint venture’s operations in their entirety as of July 1, 2016.

On June 24, 2016, the Company formally notified Panasonic that it intended to exercise the purchase option and on August 1, 2016, the Company exercised the purchase option and paid Panasonic cash of $76.5 million. As a result of exercising the purchase option, the Company owns 100% of FilterCo. As of July 1, 2016, the amount of the purchase option was fixed however; it contained a foreign exchange adjustment (“foreign exchange collar”). In the event the exchange rate between the United States dollar and the Japanese yen fluctuates outside of a predetermined range upon the exercise of the purchase option, the total amount the Company owes to Panasonic could change. This feature was intended for the parties to share in foreign exchange exposure outside of this predetermined range. The Company calculated the present value of this obligation as of August 1, 2014, the date the joint venture was formed, and included that amount in its preliminary determination of goodwill using unobservable inputs and management judgment, therefore categorizing the obligation as a Level 3 liability. The difference between the calculated present value and the fixed settlement amount was accreted to earnings ratably over the purchase option period. The carrying value of this liability is included in other current liabilities on the consolidated balance sheet as of July 1, 2016.

The Company held currency call and put options (“foreign currency options”) that as of July 1, 2016, were intended to hedge the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen related to the foreign exchange collar. The Company netted the fair value of the foreign currency options and the fair value of the foreign exchange collar separately as either a current asset or liability with the total change in fair value being recorded to earnings each period. The Company measured the fair value of these derivatives using current spot rates and assumptions such as yield curves and option volatilities. As of July 1, 2016, these derivatives were netted on the consolidated balance sheet and classified as Level 3 assets and liabilities accordingly. The net change in fair value had a de minimis impact on the consolidated results. The foreign currency options expired unexercised on July 29, 2016, as the call and put were out of the money.

As of July 1, 2016, assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of July 1, 2016				As of October 2, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$318.6	$318.6	$—	$—	$464.6	$464.6	$—	$—
Auction rate security	2.3	—	—	2.3	2.3	—	—	2.3
Foreign currency derivative assets	0.1	—	—	0.1	3.3	—	—	3.3
Total	$321.0	$318.6	$—	$2.4	$470.2	$464.6	$—	$5.6
Liabilities
Purchase obligation recorded for business combinations	$76.4	$—	$—	$76.4	$75.4	$—	$—	$75.4
Foreign currency derivative liabilities	—	—	—	—	2.8	—	—	2.8
Contingent consideration liability recorded for business combinations	8.2	—	—	8.2	0.5	—	—	0.5
Total	$84.6	$—	$—	$84.6	$78.7	$—	$—	$78.7

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 2, 2015	$2.3	$3.3
Changes in fair value included in earnings	—	(3.2)
Balance as of July 1, 2016	$2.3	$0.1

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 2, 2015	$75.4	$2.8	$0.5
Increases to Level 3 liabilities	—	—	7.7
Changes in fair value included in earnings	1.0	(2.8)	—
Balance as of July 1, 2016	$76.4	$—	$8.2

The increase in Level 3 liabilities relates to contingent consideration associated with two separate business combinations completed during the three and nine months ended July 1, 2016. For further information regarding business combinations see Note 11 to Item 1 of this quarterly report on Form 10-Q.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended July 1, 2016.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	July 1, 2016	October 2, 2015
Raw materials	$25.2	$30.0
Work-in-process	275.2	192.4
Finished goods	126.3	38.0
Finished goods held on consignment by customers	10.9	7.5
Total inventory	$437.6	$267.9

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	July 1, 2016	October 2, 2015
Land and improvements	$11.6	$11.6
Buildings and improvements	116.3	101.7
Furniture and fixtures	28.8	26.9
Machinery and equipment	1,469.3	1,285.4
Construction in progress	126.8	159.8
Total property, plant and equipment, gross	1,752.8	1,585.4
Accumulated depreciation	(908.3)	(759.0)
Total property, plant and equipment, net	$844.5	$826.4

5.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the three and nine months ended July 1, 2016, are related to the business combinations which closed during the period. For further information regarding business combinations see Note 11 to Item 1 of this quarterly report on Form 10-Q.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three and nine months ended July 1, 2016.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	July 1, 2016			October 2, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.2	$60.3	$(55.3)	$5.0	$57.2	$(48.7)	$8.5
Developed technology and other	5.8	146.8	(85.2)	61.6	99.7	(64.8)	34.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$208.7	$(140.5)	$68.2	$158.5	$(113.5)	$45.0

The increase in gross and net amounts of intangible assets are related to the business combinations which closed during the period. For further information regarding business combinations see Note 11 to Item 1 of this quarterly report on Form 10-Q.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2016	2017	2018	2019	2020	Thereafter
Amortization expense	$9.8	$22.7	$10.3	$8.6	$6.7	$8.5

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
United States income taxes	$43.7	$44.1	$137.2	$142.2
Foreign income taxes	7.5	7.9	23.9	16.1
Provision for income taxes	$51.2	$52.0	$161.1	$158.3

Effective tax rate	21.7%	20.1%	17.7%	21.8%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three and nine months ended July 1, 2016, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of the Internal Revenue Service (“IRS”) audit of the fiscal years 2012 and 2013 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s current year reserve for uncertain tax positions.

During the nine months ended July 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the nine months ended July 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced the Company’s tax expense and tax rate during the nine months ended July 1, 2016.

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

In December 2014, the United States Congress enacted the Tax Increase Prevention Act of 2014, extending numerous tax provisions that had expired through the end of 2014. As a result of the enactment of this legislation, $11.0 million of federal research and experimentation tax credits that were earned in fiscal year 2014 reduced the Company’s tax expense and tax rate during the nine months ended July 3, 2015.

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

Guarantees and Indemnifications

The Company has made no significant contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products, and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease.

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

8.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On November 10, 2015, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended July 1, 2016, the Company paid $191.9 million (including commissions) in connection with the repurchase of 3.0 million shares of its common stock (paying an average price of $63.96 per share). During the nine months ended July 1, 2016, the Company paid $327.0 million (including commissions) in connection with the repurchase of 5.0 million shares of its common stock (paying an average price of $65.40 per share). As of July 1, 2016, $73.0 million remained available under the existing stock repurchase authorization.

On July 19, 2016, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time prior to July 19, 2018, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the aforementioned November 10, 2015 plan.

Dividends
On July 21, 2016, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.28 per share, payable on August 25, 2016, to the Company’s stockholders of record as of the close of business on August 4, 2016. During the three and nine months ended July 1, 2016, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per share	Total
First quarter	$0.26	$49.8
Second quarter	0.26	49.3
Third quarter	0.26	49.5
Total	$0.78	$148.6

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of sales	$2.2	$3.6	$9.4	$10.6
Research and development	7.7	11.7	23.9	33.9
Selling, general and administrative	8.0	10.6	25.0	29.9
Total share-based compensation	$17.9	$25.9	$58.3	$74.4

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income	$185.0	$207.4	$748.4	$569.1

Weighted average shares outstanding – basic	188.7	190.0	189.8	189.5
Dilutive effect of equity based awards	3.0	5.4	3.4	5.4
Weighted average shares outstanding – diluted	191.7	195.4	193.2	194.9

Net income per share – basic	$0.98	$1.09	$3.94	$3.00
Net income per share – diluted	$0.97	$1.06	$3.87	$2.92

Anti-dilutive common stock equivalents	1.8	0.1	1.5	0.4

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and nine months ended July 1, 2016, and July 3, 2015, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.     ASSETS HELD FOR SALE

During the three and nine months ended July 1, 2016, management determined not to proceed with the sale of the asset group that had been previously classified as held for sale on the consolidated balance sheet. As a result of the decision to retain the asset group, the Company concluded that it was unlikely that a disposal of the asset group would occur within 12 months, and accordingly, the asset group has been reclassified out of the held for sale designation at July 1, 2016. The decision not to proceed with the sale of the asset group had an immaterial impact on the results of operations for the three and nine months ended July 1, 2016.

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

During the three and nine months ended July 1, 2016, the Company acquired two businesses for total aggregate cash consideration of $55.0 million together with future contingent payments. The future contingent consideration payments range from zero to $10.0 million and are based upon the achievement of specified objectives that are payable up to two years from the anniversary of the acquisitions, which at closing had an estimated fair value of $7.7 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, the Company recorded $9.1 million of goodwill and $41.2 million of identifiable intangibles assets. Intangible assets acquired primarily included customer relationships and developed technology with weighted average useful lives of 4.0 years. These acquisitions are treated as asset purchases for tax purposes and accordingly, the goodwill resulting from these acquisitions is expected to be deductible.

The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during the three and nine months ended July 1, 2016 were based upon preliminary calculations and valuations, and the Company‘s estimates and assumptions for each of these acquisitions are subject to change as it obtains additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to fixed assets and intangible assets acquired.

Net revenue and net income from these acquisitions has been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal quarter on July 1, 2016. The impact of these acquisitions to the ongoing operations on the Company’s net revenue and net income were not significant for the period ended July 1, 2016. The Company incurred immaterial transaction-related costs during the period ended July 1, 2016, which were included within the sales, administrative and general expense.

12.    RESTRUCTURING AND OTHER CHARGES

During the three and nine months ended July 1, 2016, the Company implemented a restructuring plan to reduce redundancies associated with the acquisitions made during the period and recorded $4.0 million related to employee severance. The Company began formulating the restructuring plan prior to the acquisitions and none of these costs were included in the preliminary purchase accounting. The Company anticipates making substantially all of the cash payments during the fourth fiscal quarter and does not expect any further contingencies related to the restructuring plan. Charges associated with the restructuring plan are categorized in the “FY16 restructuring programs” in the table below.

The Company recorded other immaterial restructuring charges related to severance costs associated with separate organizational restructuring plans during the three and nine months ended July 1, 2016. The Company does not anticipate any further contingencies related to these plans and has summarized the charges and cash payments under “Other restructuring” in the table below.

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended July 1, 2016	Balance at April 1, 2016	Current Charges	Cash Payments	Other	Balance at July 1, 2016
FY16 restructuring programs
Employee severance costs	$—	$4.0	$—	$—	$4.0
FY13 restructuring programs
Employee severance costs	0.1	—	—	(0.1)	—
Other restructuring
Employee severance costs, lease and other contractual obligations	0.4	0.9	(0.9)	0.1	0.5
Total	$0.5	$4.9	$(0.9)	$—	$4.5

Nine months ended July 1, 2016	Balance at October 2, 2015	Current Charges	Cash Payments	Other	Balance at July 1, 2016
FY16 restructuring programs
Employee severance costs	$—	$4.0	$—	$—	$4.0
FY13 restructuring programs
Employee severance costs	0.1	—	—	(0.1)	—
Other restructuring
Employee severance costs, lease and other contractual obligations	0.3	1.2	(1.1)	0.1	0.5
Total	$0.4	$5.2	$(1.1)	$—	$4.5

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JULY 1, 2016, AND JULY 3, 2015

The following table sets forth the results of our operations expressed as a percentage of our net revenue:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.7	51.5	49.4	53.0
Gross profit	50.3	48.5	50.6	47.0
Operating expenses:
Research and development	10.4	9.5	9.7	9.3
Selling, general and administrative	6.2	6.0	5.8	6.0
Amortization of intangibles	1.3	1.0	1.1	1.1
Restructuring and other charges	0.7	0.1	0.2	0.1
Total operating expenses	18.6	16.6	16.8	16.5
Operating income	31.7	31.9	33.8	30.5
Other (expense) income, net	(0.3)	0.1	(0.2)	0.1
Merger termination fee	—	—	3.6	—
Income before income taxes	31.4	32.0	37.2	30.6
Provision for income taxes	6.8	6.4	6.6	6.7
Net income	24.6%	25.6%	30.6%	23.9%

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

GENERAL

During the three and nine months ended July 1, 2016, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 3% to $2,454 million for the nine months ended July 1, 2016, as compared with the corresponding period in the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in applications for the Internet of Things, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including automotive, industrial, medical and military, partially offset by lower end market demand for certain smartphone models.

•
Operating margin increased by approximately 320 basis points to approximately 34% for the nine months ended July 1, 2016, as compared with the corresponding period in the prior fiscal year. This increase in operating margin was primarily related to higher revenue and the leveraging impact on our gross margin and operating expenses partially offset by higher employee compensation expense.

•
As a result of the aforementioned factors and the $88.5 million merger termination fee that we received from PMC on November 24, 2015, in connection with PMC’s termination of the Merger Agreement to which we were a party, overall diluted earnings per share increased by 33% for the nine months ended July 1, 2016, as compared with the corresponding period in the prior fiscal year.

•
Our ending cash and cash equivalents balance decreased approximately 7% to $974 million as of July 1, 2016, from $1,044 million as of October 2, 2015. This decrease in cash and cash equivalents was primarily the result of increased returns to stockholders through the repurchase of 5 million shares of common stock for $327 million and dividend payments of $149 million, as well as strategic investments of capital expenditures of $174 million, and business combinations of $55 million during the nine months ended July 1, 2016. These uses of cash were partially offset by the $640 million in cash generated from operations for the nine months ended July 1, 2016, primarily due to increased net income, which included receipt of the PMC merger termination fee.

NET REVENUE

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Net revenue	$751.7	(7.2)%	$810.0	$2,453.6	3.2%	$2,377.6

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

We generated net revenue of $751.7 million for the three months ended July 1, 2016, a decrease of $58.3 million or 7.2%, as compared with $810.0 million for the corresponding period in fiscal year 2015. Net revenue increased by 3.2% or $76.0 million to $2,453.6 million for the nine months ended July 1, 2016, as compared with $2,377.6 million for the corresponding period in fiscal year 2015. The decrease in revenue for the three months ended July 1, 2016 is primarily related to a decrease in demand for our components from a key smartphone customer as a result of a decline in overall market demand due in part to the customer’s typical product life cycle. The increase in revenue for the nine months ended July 1, 2016, was primarily driven by our success in capturing a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military, partially offset by the aforementioned decline in end-product demand from a key smartphone customer.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Gross profit	$378.3	(3.8)%	$393.1	$1,240.8	11.0%	$1,118.3
% of net revenue	50.3%		48.5%	50.6%		47.0%

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

The $14.8 million decrease in gross profit for the three months ended July 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily the result of lower unit volumes and erosion of average selling price that combined to negatively impact gross profit by $56.0 million. These negative impacts were partially offset by lower per-unit materials and manufacturing costs with a gross profit benefit of $41.2 million. Gross profit margin increased to 50.3% of net revenue for the three months ended July 1, 2016, due to more favorable mix of products and operational improvements achieved during the period.

The $122.5 million increase in gross profit for the nine months ended July 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily the result of higher unit volumes and lower per-unit materials and manufacturing costs with an aggregate gross profit benefit of $162.9 million. These benefits were partially offset by the erosion of our average selling price and changes in product mix that combined to negatively impact gross profit by $40.4 million. As a result, gross profit margin increased to 50.6% of net revenue for the nine months ended July 1, 2016.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Research and development	$77.9	1.4%	$76.8	$239.2	8.3%	$220.8
% of net revenue	10.4%		9.5%	9.7%		9.3%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and nine months ended July 1, 2016, as compared with the corresponding periods in fiscal year 2015, was primarily related to increased employee compensation and product development– related expenses partially offset by lower share-based compensation expense. As a result of the increased expense, research and development expenses for both periods increased as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Selling, general and administrative	$46.9	(3.5)%	$48.6	$142.6	(0.9)%	$143.9
% of net revenue	6.2%		6.0%	5.8%		6.0%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three and nine months ended July 1, 2016, as compared with the corresponding period in fiscal year 2015, was primarily related to decreases in share-based compensation and employee-related compensation expense during the period. These decreases were partially offset by increases in legal and other acquisition-related costs related to business combinations completed and contemplated during the period. Due to the aforementioned decrease in net revenue for the three months ended July 1, 2016, selling, general and administrative expenses for the period increased as a percentage of net revenue. For the nine months ended July 1, 2016, selling, general and administrative expenses for the period decreased as a percentage of net revenue due to the aforementioned increase in net revenue for the nine months ended July 1, 2016.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Amortization of intangibles	$10.0	19.0%	$8.4	$27.0	7.1%	$25.2
% of net revenue	1.3%		1.0%	1.1%		1.1%

The increase in amortization expense for the three and nine months ended July 1, 2016, primarily relates to the additional intangible assets acquired during the period partially offset by fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Restructuring and other charges	$4.9	880.0%	$0.5	$5.2	79.3%	$2.9
% of net revenue	0.7%		0.1%	0.2%		0.1%

Restructuring and other charges are primarily related to restructuring plans to reduce redundancies associated with the acquisitions made during the three and nine months ended July 1, 2016. We do not anticipate any further significant charges associated with these restructuring activities. Substantially all of the cash payments related to these restructuring plans are expected to occur during the fourth fiscal quarter of 2016.

MERGER TERMINATION FEE

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Merger termination fee	—	—%	—	88.5	100.0%	—
% of net revenue	—%		—%	3.6%		—%

On October 29, 2015, we entered into the Merger Agreement with PMC, providing for, subject to the terms and conditions of the Merger Agreement, our cash acquisition of PMC. On November 23, 2015, PMC notified us that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid us a termination fee of $88.5 million pursuant to the Merger Agreement.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	July 1, 2016	Change	July 3, 2015	July 1, 2016	Change	July 3, 2015
(dollars in millions)
Provision for income taxes	$51.2	(1.5)%	$52.0	$161.1	1.8%	$158.3
% of net revenue	6.8%		6.4%	6.6%		6.7%

We recorded a provision for income taxes of $51.2 million (which consisted of $43.7 million and $7.5 million related to United States and foreign income taxes, respectively) and $161.1 million (which consisted of $137.2 million and $23.9 million related to United States and foreign income taxes, respectively) for the three and nine months ended July 1, 2016, respectively.

The effective tax rate for the three and nine months ended July 1, 2016 was 21.7% and 17.7%, respectively, as compared with 20.1% and 21.8% for the three and nine months ended July 3, 2015, respectively. The difference between our year-to-date effective tax rate of 17.7% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of the IRS audit of our fiscal year 2012 and fiscal year 2013 income tax returns, partially offset by an increase in our tax expense related to a change in our current year reserve for uncertain tax positions.
During the nine months ended July 1, 2016, we concluded an IRS examination of our federal income tax returns for fiscal years 2012 and 2013. As a result, we agreed to various adjustments to the fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the nine months ended July 1, 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.
In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions which had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced our tax expense and tax rate during the nine months ended July 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	July 1, 2016	July 3, 2015
Cash and cash equivalents at beginning of period	$1,043.6	$805.8
Net cash provided by operating activities	640.7	760.1
Net cash used in investing activities	(229.1)	(303.5)
Net cash used in financing activities	(481.5)	(156.4)
Cash and cash equivalents at end of period	$973.7	$1,106.0

Cash Flow from Operating Activities:
Our cash flow from operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended July 1, 2016, we generated $640.7 million of cash flow from operating activities, a decrease of $119.4 million as compared with the $760.1 million generated during the nine months ended July 3, 2015. The decrease in cash flow from operating activities during the nine months ended July 1, 2016, was primarily related to net cash outflows from changes in operating assets and liabilities partially offset by higher net income related in part to the $88.5 million PMC merger termination fee and an increase in non-cash depreciation. Specifically, the changes in operating assets and liabilities that resulted in uses of cash were: $160.7 million increase in inventory in anticipation of customer demand and backlog, $110.2 million in decreases in accounts payable related to the timing of and payment of vendor invoices and an increase of $32.0 million in accounts receivable due to the timing of customer shipments.

Cash Flow from Investing Activities:
Our cash flow from investing activities typically consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, and cash received from the sale of capital assets. Cash flow used in investing activities was $229.1 million during the nine months ended July 1, 2016, as compared with $303.5 million during the nine months ended July 3, 2015. The cash used in investing activities was primarily related to continued expansion of our assembly and test facility in Mexicali, Mexico, the purchase of manufacturing equipment to support increased filter production for the FilterCo operations in Japan and Singapore, and to a lesser extent, our wafer fabrication facilities in the United States. We also paid $55.0 million to complete two acquisitions during the quarter. Cash flow from investing activities for the nine months ended July 3, 2015, also included the final working capital payment associated with the FilterCo acquisition as well as cash paid for an immaterial business combination net of cash acquired.

Cash Flow from Financing Activities:
Our cash flow from financing activities consists primarily of cash transactions related to our equity. During the nine months ended July 1, 2016, we had net cash outflows from financing activities of $481.5 million, as compared with net cash outflows from financing activities of $156.4 million during the nine months ended July 3, 2015. During the nine months ended July 1, 2016, we had the following significant uses of cash in financing activities:

•	$327.0 million related to our repurchase of 5.0 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on November 10, 2015;

•	$148.8 million related to the payment of cash dividends on our common stock; and

•	$72.9 million related to payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the excess tax benefit reclassification from operating cash flows for employee stock activity of $45.1 million and the net proceeds from employee stock option exercises of $22.1 million during the nine months ended July 1, 2016.

Liquidity:
Cash and cash equivalent balances were $973.7 million as of July 1, 2016, representing a decrease of $69.9 million from October 2, 2015. The decrease resulted from $640.7 million in cash generated from operations (including the $88.5 million PMC merger termination fee) which was offset by $174.1 million in capital expenditures for our plant expansion and increased production capacity, $327.0 million used to repurchase 5.0 million shares of stock and $148.8 million in cash dividend payments during the nine months ended July 1, 2016. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), and other cash requirements for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $973.7 million as of July 1, 2016, consisted of $518.1 million held domestically and $455.6 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries as of July 1, 2016, $417.6 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States. The remaining $38.0 million of foreign cash and cash equivalents can be repatriated without any tax consequences.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of the following (in millions):

As of
July 1, 2016
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$973.7
Available for sale securities (auction rate security) at carrying value	2.3
$976.0

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

Based on our results of operations for the three and nine months ended July 1, 2016, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact to income before income taxes.

We own $3.2 million of par value auction rate securities that currently are valued at $2.3 million as of July 1, 2016. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of July 1, 2016.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. Our practice is to hedge a portion of our material foreign exchange exposures. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

We held foreign currency put and call options on the Japanese yen that offset the cash flow impact related to the purchase option of the remaining 34% interest of our joint venture with Panasonic as of July 1, 2016. Changes in the exchange rate between the Japanese yen and United States dollar had a de minimis impact to income before taxes during the three and nine months ended July 1, 2016. These foreign currency put and call options expired on July 29, 2016.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of July 1, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended July 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/02/16-4/29/16	1,311(2)	$76.75	—	$264.9 million
4/30/16-5/27/16	2,476,031(2) (3)	$63.45(3)	2,470,966	$108.1 million
5/28/16-7/01/16	532,060(2) (3)	$66.38(3)	529,000	$73.0 million
Total	3,009,402
(1) The stock repurchase program approved by the Board of Directors on November 10, 2015, authorizes the repurchase of up to $400.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On July 19, 2016, the Board of Directors approved a new stock repurchase program which replaces in its entirety the November 10, 2015 plan.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 2,999,966 shares were repurchased at an average price of $63.96 per share as part of our stock repurchase program and 9,436 shares were withheld for tax obligations under restricted stock agreements with an average price of $65.43 per share.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation, As Amended					X

10.1	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich					X

10.2	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin					X

10.3	Change in Control / Severance Agreement, dated November 9, 2015, between the Company and Laura Gasparini					X

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

SKYWORKS SOLUTIONS, INC.

Date:	August 3, 2016	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Donald W. Palette
Donald W. Palette
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)