Form 10-K
period 2016-09-30
SKYWORKS SOLUTIONS, INC.
filed 2016-11-22
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter April 1, 2016) was approximately $14,812,361,660. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 11, 2016, was 185,813,926.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2016

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:

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

In this document, the words “we”, “our”, “ours”, “us”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:

•	BiFET (Bipolar Field Effect Transistor): integrates indium gallium phosphide based heterojunction bipolar transistors with field effect transistors on the same gallium arsenide substrate

•	DC (Direct Current): unidirectional flow of an electrical charge

•	CMOS (Complementary Metal Oxide Semiconductor): a technology of constructing integrated circuits

•	GaAs (Gallium Arsenide): a compound of the elements gallium and arsenic that is used in the production of semiconductors

•	HBT (Heterojunction Bipolar Transistor): a type of bipolar junction transistor which uses differing semiconductor materials for the emitter and base regions, creating a heterojunction

•	IoT (Internet of Things): is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure

•	LED (Light Emitting Diode): a two-lead semiconductor light source

•	LTE (Long Term Evolution): 4th generation (“4G”) radio technologies designed to increase the capacity and speed of mobile telephone networks

•	pHEMT (Pseudomorphic High Electron Mobility Transistor): a type of field effect transistor incorporating a junction between two materials with different band gaps

•	RF (Radio Frequency): electromagnetic wave frequencies that lie in the range extending from around 3 kHz to 300 GHz

•
SAW (Surface Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by interdigitated transducers on a piezoelectric substrate.

•	SOI (Silicon On Insulator): technology refers to the use of layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing

•	TC-SAW (Temperature Compensated Surface Acoustic Wave): SAW filters that have been designed to reduce shift in frequency over temperature.
Skyworks, the star design logo, SkyOne, SkyBlue, and SkyLiTE are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and in other countries. All other brands and names listed are trademarks of their respective companies.

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

Our key customers include Arris, Bose, Cisco, Dell, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sonos, VIVO, and ZTE. Our competitors include Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM and Qorvo.

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

In August 2016, we acquired the remaining 34% interest in a joint venture that was initially created in August 2014 with Panasonic Corporation, through its Automotive & Industrial Systems Company (“Panasonic”) for the design, manufacture and sale of Panasonic’s SAW and TC-SAW filter products. The joint venture was dissolved and is now a wholly-owned subsidiary of the Company. With the overall demand for SAW and TC-SAW filters increasing as the technology and product architectures become more complex and the number of required bands grows, this investment assists us in securing a consistent supply of SAW and TC-SAW filters, in addition to allowing us to integrate filters into the design and production of our own products.

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

INDUSTRY BACKGROUND

Wireless connectivity is exploding, fueled by a powerful underlying demand to connect everyone and everything all the time. Semiconductor devices continue becoming smaller, more powerful, and easier to integrate across multiple communication protocols, which is enabling the Internet of Things.  The billions of connected devices that comprise the Internet of Things are being enabled and powered by a combination of sensors, microcontrollers, as well as connectivity and power management solutions. According to Cisco’s Annual Visual Networking report, between 2015 and 2020, the Internet of Things will grow faster than any other category of connected devices.  In particular, the number of machine-to-machine connections is expected to grow from 4.9 billion in 2015 to 12.2 billion in 2020, with machine-to-machine connections representing nearly half of total connected devices.

As a result, these trends provide the Company with growth opportunities across new and emerging markets and applications. This is helping to fuel our growth and expand our served markets. In fact, today there are a number of groundbreaking devices leveraging Skyworks’ technology—from the newest smartphones to the factory floor to hospitals and medical providers to the automated home, connected car, and wearables. Skyworks is enabling these opportunities with highly customized system solutions supporting a broad set of wireless protocols, including cellular LTE, Wi-Fi, Bluetooth, Zigbee and emerging 5G standards.

Within smartphones and other mobile platforms, we are benefiting from the complexity associated with the increasing number of frequency bands as well as from the multitude of RF design challenges brought about as consumers use their devices to stream video, make purchases, network on social media platforms, participate in online gaming, pay bills and much more. These design challenges require a broad set of core competencies to ensure seamless handoffs between multiple air interface standards and to effectively address signal transmission and conditioning, power management, voltage regulation, filtering and tuning complexities.  As a result, our customers’ needs have dramatically moved away from discrete components toward customized integrated solutions that integrate adjacent functionality and analog content.

At the same time, in emerging markets around the world, the demand for mobile connectivity continues to grow as the industry drives toward connecting the billions of people who remain unconnected.  According to the Global Semiconductor Market Association, more than 65 percent of the global population will use smartphones by 2020, with emerging markets forecasted to lead this growth.

Solving Connectivity Challenges

The transition to ubiquitous connectivity, however, does not come without challenges to existing architectures. RF solutions in ultra-thin, high performance consumer products must increase data rates, solve signal interference problems, and occupy minimal board space while at the same time increasing battery life. Meeting these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, filtering and tuning, among others. This complexity plays directly to our strengths. We have a strong heritage in analog systems design and have spent the last decade investing in key technologies and resources. We are at the forefront of advanced multi-chip module integration and offer unmatched technology breadth, providing deep expertise in CMOS, SOI, GaAs and filters and maintaining strategic partnerships with outside foundries.

SKYWORKS’ STRATEGY

Our overall strategy is to enable all forms of connectivity through semiconductor innovation. Key elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex LTE architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other mobile devices plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. Our expertise includes BiFET, CMOS, HBT, pHEMT, SOI and silicon germanium processes. We also hold strong technology leadership positions in passive devices, advanced integration including proprietary shielding and 3-D die stacking, as well as SAW and TC SAW filters. Our product portfolio is reinforced by a library of approximately 2,600 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with key original equipment manufacturers (“OEM”), smartphone providers and baseband reference design partners. Our customers value our supply chain strength, our innovative technology and our system engineering expertise resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying our business in three areas: our addressed markets, our customer base and our product offerings to enable stronger and more consistent financial returns. By leveraging core analog and mixed signal technologies, we are expanding our family of solutions to a set of increasingly diverse end markets and customers. We are steadily growing our business beyond just mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, infrastructure, medical, smart energy and wireless networking. In these markets we leverage our scale, intellectual property and worldwide distribution network, which spans over 2,000 customers and over 2,500 analog components.

Delivering Operational Excellence
We either vertically integrate our supply chain where we can create a competitive advantage, or enter into alliances and strategic relationships for leading-edge capabilities. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demands of the marketplace. Internally, our capacity utilization remains high and we have therefore been able to maintain margins and achieve our desired return on invested capital on a broader range of revenue.

Additionally, we continue to strive to achieve the industry’s shortest product design and manufacturing cycle times and highest product yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules.

Maintaining a Performance Driven Culture
We consider our people and corporate culture to be a major competitive advantage and a key driver of our overall strategy. We create key performance indicators that align employee performance with corporate strategy and link responsibilities with performance measurement. Accountability is paramount and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is well below semiconductor industry averages.

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

OUR PRODUCT PORTFOLIO
Our product portfolio consists of various solutions, including:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate LTE applications

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-End Modules: power amplifiers that are integrated with switches, duplexers, filters and other components to create a single package front-end solution

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light

•	Low Noise Amplifiers: devices used to reduce system noise figure in the receive chain

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•	Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

•	Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

MARKETING AND DISTRIBUTION
Our products are sold globally through a direct sales force, electronic component distributors and independent sales representatives. Certain distributors have agreements with us which allow for certain sales returns, stock rotations and price protection on certain inventory if we lower the price of those products (see “Critical Accounting Estimates” in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to Item 8 of this Annual Report on Form 10-K for further detail on revenue reserves). As is customary in the semiconductor industry, our distributors may also market other products that compete with ours.

Our sales engagement begins at the earliest stages of the design of an existing or potential customer’s product. We collaborate technically with our customers and reference design partners at the inception of new programs. These relationships allow our team to facilitate customer-driven solutions, which leverage the unique strength of our intellectual property and product portfolio while providing high value and greatly reducing time-to-market.

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

We believe that maintaining frequent and interactive contact with our customers is paramount to our continuous efforts to provide world-class sales and service support. By listening and responding to feedback, we are able to mobilize resources to raise our level of customer satisfaction, improve our ability to anticipate future product needs, and enhance our understanding of key market dynamics. We are confident that diligently following this path positions us to participate in numerous opportunities for growth in the future.

CUSTOMER CONCENTRATION
A small number of customers historically has accounted for a significant portion of our net revenue. In the fiscal years ended September 30, 2016 (“fiscal 2016”) and October 3, 2014 (“fiscal 2014”), two customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, “Foxconn”) and Samsung Electronics (“Samsung”)—each constituted more than ten percent of our net revenue. In the fiscal year ended October 2, 2015 (“fiscal 2015”), Foxconn constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 16 to Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
We own or have a license to use numerous United States and foreign patents and patent applications related to our products and our manufacturing operations and processes. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, designs, devices, algorithms, processes and other intellectual property. Our efforts may not meaningfully protect our intellectual property, or others may independently develop substantially equivalent or superior proprietary technologies, designs, devices, algorithms, processes or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new, innovative products through the technical competence of our engineering personnel.

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

RESEARCH AND DEVELOPMENT
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $312.4 million, $303.2 million and $252.2 million in research and development during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

RAW MATERIALS
Raw materials for our products and manufacturing processes are generally available from several sources. It is our intent not to depend on a sole source of supply unless market or other conditions dictate otherwise. However, there are limited situations where we procure certain components and services for our products from single or limited sources, and we are currently dependent on a limited number of sole source suppliers. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Such amounts are reviewed and included in our contractual obligations and commitments as required. Certain of our suppliers consign raw materials to us at our manufacturing facilities to which we take title to as needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

BACKLOG AND INVENTORY
Our sales are made pursuant to standard purchase orders and specified customer contracts for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. We also maintain Skyworks-owned finished goods inventory at certain customer “hub” locations. We do not recognize revenue until these customers consume the Skyworks-owned inventory from these hub locations. Due to industry practice, which allows customers to cancel orders with limited advance notice to us prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volume could result in a reduction in revenue and us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition.

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

GEOGRAPHIC INFORMATION
For information regarding net revenue by geographic region for each of the last three fiscal years, see Note 16 to Item 8 of this Annual Report on Form 10-K.

EMPLOYEES
As of September 30, 2016, we employed approximately 7,300 employees world-wide. Approximately 860 of our employees in Mexico, 450 employees in Singapore, and 200 employees in Japan are covered by collective bargaining and other union agreements.

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

These factors include, among others:

•	changes in end-user demand for the products (principally smartphones) manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of materials and services from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	increasing industry consolidation among our competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customers, and

•	intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property.
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2016 and fiscal 2014, two customers each accounted for greater than ten percent of our net revenue. In fiscal 2015, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 16 to Item 8 of this Annual Report on Form 10-K.

Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	instability in global credit and financial markets,

•	our performance and prospects,

•	the performance and prospects of our major customers and competitors,

•	our revenue concentrations with relatively few customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates, price targets or buy/sell recommendations by analysts,

•	domestic and international political conditions,

•	domestic and international tax and fiscal policy decisions, and

•	the ability to successfully identify, acquire and integrate acquisition candidates.
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
The wireless communications semiconductor industry in general and the other analog markets in which we compete in particular are very competitive. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM, and Qorvo.

We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing revenue, gross margin and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes. We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

•	rapid time-to-market and product ramps,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product cost and selling price,

•	features available in products,

•	alignment with customer performance specifications,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to and protection of intellectual property,

•	ability to partner with or participate in reference designs of baseband vendors, and

•	maintaining access to manufacturing capacity, raw materials, supplies and services at a competitive cost.
We might not be able to successfully address these factors. Many of our competitors enjoy the benefit of:

•	long presence in key markets,

•	brand recognition,

•	high levels of customer satisfaction,

•	strong baseband partnership/participation in reference designs,

•	a broad product portfolio allowing them to bundle product offerings,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can. As a result of industry consolidation, certain competitors may be able to further exploit such benefits to strengthen their competitive position.

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
The semiconductor industry generally and, in particular, many of the markets into which we sell our products, are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration, increased miniaturization, reduced power consumption and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:

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

If Original Equipment Manufacturers or OEMs, and Original Design Manufacturers, or ODMs, of communications electronics products do not design our products into their equipment, we will have difficulty selling those products. Moreover, a “design win” from a customer does not guarantee future sales to that customer.
Our products are not sold directly to the end-user, but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, without generating the anticipated revenue associated with these products.

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
In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our relationships with independent wafer fabrication facilities, called foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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
We rely upon foundries to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:

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

In addition, if a customer encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s ability to make timely payments against our accounts receivable could be impaired.

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

•
changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments (including changes proposed in certain countries in Europe and elsewhere regarding corporate taxes, transfer pricing, and tax treaty provisions),

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

Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

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

Changes in tax regulations and changes in the favorable tax status of our subsidiary in Singapore could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase. For example, our subsidiary in Singapore receives a tax holiday that is expected to be effective through September 2020. Changes in the status of this tax holiday could have a negative effect on our net income in future years.

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

Furthermore, environmental regulations often require parties to fund remedial action for violations of such regulations regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. In addition, our customers increasingly require warranties or indemnity relating to compliance with environmental regulations. The amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions and to continue to comply with applicable environmental laws may have a material adverse effect on our business, financial condition and results of operations.

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
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we expect to devote significant resources to the security of our information technology systems.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have executive offices in Irvine, California, and Woburn, Massachusetts. For information regarding property, plant and equipment by geographic region for each of the last three fiscal years, see Note 16 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Osaka, Japan	Leased	405,400	Filter manufacturing
Mexicali, Mexico	Leased	178,000	Manufacturing and office space
Singapore, Singapore	Leased	176,800	Filter manufacturing
Irvine, California	Leased	126,900	Design center and office space
Newbury Park, California	Leased	114,100	Design center
Kadoma, Japan	Leased	103,300	Filter manufacturing and office space
San Jose, California	Leased	49,800	Design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Ottawa, Ontario	Leased	33,200	Design center
Andover, Massachusetts	Leased	22,900	Design center
Seoul, Korea	Leased	22,900	Design center

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

	Fiscal Years Ended
	September 30, 2016			October 2, 2015
	High	Low	Dividends	High	Low	Dividends
First quarter	$87.92	$74.63	$0.26	$74.49	$45.32	$0.13
Second quarter	$78.18	$55.85	$0.26	$102.05	$69.83	$0.13
Third quarter	$78.21	$58.01	$0.26	$110.92	$92.25	$0.13
Fourth quarter	$77.02	$58.82	$0.28	$103.97	$79.07	$0.26

The number of stockholders of record of our common stock as of November 14, 2016 was 19,882. On November 3, 2016, the Board of Directors declared a cash dividend of $0.28 per share of common stock, payable on December 8, 2016, to stockholders of record as of November 17, 2016. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/02/16-7/29/16	751,023(2) (3)	$65.09	750,000	$351.2 million
7/30/16-8/26/16	1,601,858(2) (4)	$66.15	1,600,732	$245.3 million
8/27/16-9/30/16	652,146(2) (5)	$67.62	650,000	$201.4 million
Total	3,005,027		3,000,732
_________________________
(1)The stock repurchase program approved by the Board of Directors on July 19, 2016, authorizes the repurchase of up to $400.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program is scheduled to expire on July 19, 2018.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 750,000 shares were repurchased at an average price of $65.09 per share as part of our stock repurchase program and 1,023 shares were withheld for tax obligations under restricted stock agreements with an average price of $65.23.
(4) 1,600,732 shares were repurchased at an average price of $66.15 per share as part of our stock repurchase program and 1,126 shares were withheld for tax obligations under restricted stock agreements with an average price of $68.72.
(5) 650,000 shares were repurchased at an average price of $67.59 per share as part of our stock repurchase program and 2,146 shares were withheld for tax obligations under restricted stock agreements with an average price of $75.65.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below for the five years ended September 30, 2016, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. Our fiscal year ends on the Friday closest to September 30. Fiscal 2016, 2015, 2013, and 2012 each consisted of 52 weeks and ended on September 30, 2016, October 2, 2015, September 27, 2013, and September 28, 2012, respectively. Fiscal 2014 consisted of 53 weeks and ended on October 3, 2014.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	September 30, 2016 (1)	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012
Net revenue	$3,289.0	$3,258.4	$2,291.5	$1,792.0	$1,568.6
Operating income	$1,118.7	$1,023.1	$565.2	$345.1	$255.6
Operating margin	34.0%	31.4%	24.7%	19.3%	16.3%
Net income	$995.2	$798.3	$457.7	$278.1	$202.0
Earnings per share:
Basic	$5.27	$4.21	$2.44	$1.48	$1.09
Diluted	$5.18	$4.10	$2.38	$1.45	$1.05
Cash dividends declared per share	$1.06	$0.65	$0.22	$—	$—

	As of
Balance Sheet Data:	September 30, 2016 (1)	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012
Working capital	$1,791.9	$1,450.8	$1,131.6	$893.6	$700.6
Property, plant and equipment, net	$806.3	$826.4	$555.9	$328.6	$279.4
Total assets	$3,855.4	$3,719.4	$2,973.8	$2,333.1	$2,136.6
Stockholders’ equity	$3,541.4	$3,159.2	$2,532.4	$2,101.1	$1,905.5
____________
(1) Fiscal 2016 net income and earnings per share include other income of $88.5 million related to the receipt of the PMC-Sierra merger termination fee.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including, but not limited to, those described below and in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets. Our key customers include Arris, Bose, Cisco, Dell, Ericsson, Foxconn, Fujitsu, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Nest, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sonos, VIVO, and ZTE. Our competitors include Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM, and Qorvo.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 2016, OCTOBER 2, 2015, AND OCTOBER 3, 2014.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	September 30, 2016	October 2, 2015	October 3, 2014
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.4	52.3	55.4
Gross profit	50.6	47.7	44.6
Operating expenses:
Research and development	9.5	9.3	11.0
Selling, general and administrative	6.0	5.9	7.8
Amortization of intangibles	1.0	1.0	1.1
Restructuring and other charges	0.1	0.1	—
Total operating expenses	16.6	16.3	19.9
Operating income	34.0	31.4	24.7
Other (expense) income, net	(0.2)	—	—
Merger termination fee	2.7	—	—
Income before income taxes	36.5	31.4	24.7
Provision for income taxes	6.2	6.9	4.7
Net income	30.3%	24.5%	20.0%

GENERAL
During the fiscal year ended September 30, 2016, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased to approximately $3.3 billion, an increase of 1% as compared to the prior fiscal year. This increase in revenue was primarily related to our continued growth as smartphones displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, increases in applications for the Internet of Things, and the expansion of our analog product portfolio to address additional content within the handset and tablet markets as well as new vertical markets including automotive, industrial, medical and military, partially offset by decreased end-market demand for certain smartphone models.

•
Our ending cash and cash equivalents balance increased 4% to approximately $1,084 million in fiscal 2016 from $1,044 million in fiscal 2015. This was the result of an approximately 10% increase in cash from operations to $1,096 million in fiscal 2016 from $993 million in fiscal 2015 due to higher net income, partially offset by changes in working capital. In addition, we returned approximately $726 million to shareholders through repurchasing eight million shares of our common stock for $526 million together with payments of $201 million in cash dividends. Lastly, we invested approximately $189 million in capital expenditures and $132 million related to business acquisition activity during the fiscal year.

NET REVENUE

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Net revenue	$3,289.0	0.9%	$3,258.4	42.2%	$2,291.5

We market and sell our products directly to OEMs of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year, primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second fiscal quarter is typically lower and in line with seasonal industry trends.

The $30.6 million increase in revenue in fiscal 2016 as compared to fiscal 2015 was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military. These increases were partially offset due to a decrease in demand during fiscal 2016 for our components from a key smartphone customer as a result of a decline in overall market demand for certain products.

The $966.9 million increase in revenue in fiscal 2015 as compared to fiscal 2014 was primarily driven by our ability to capture a higher share of the increasing RF and analog content per device due to more complex smartphones continuing to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing and wearables, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

For information regarding net revenue by geographic region and customer concentration, see Note 16 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Gross profit	$1,665.2	7.1%	$1,554.5	52.0%	$1,022.7
% of net revenue	50.6%		47.7%		44.6%

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

Gross profit was $110.7 million greater in fiscal 2016 as compared to fiscal 2015. The increase in gross profit was primarily the result of higher unit volumes and lower overall per-unit material and manufacturing costs, with an aggregate gross profit benefit of $177.4 million. These benefits were partially offset by the erosion of average selling price and changes in product mix that combined to negatively impact gross profit by $66.7 million. As a result of these impacts, gross profit margin increased to 50.6% of net revenue for fiscal 2016.

Gross profit was $531.8 million greater in fiscal 2015 as compared to fiscal 2014. The increase in gross profit was primarily the result of higher unit volumes, lower overall per-unit material and manufacturing costs with an aggregate gross profit benefit of $687.8 million. These benefits were partially offset by the erosion of average selling price, unfavorable changes in product mix and other costs that combined to negatively impact gross profit by $156.0 million. As a result of these impacts, gross profit margin increased to 47.7% of net revenue for fiscal 2015.

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Research and development	$312.4	3.0%	$303.2	20.2%	$252.2
% of net revenue	9.5%		9.3%		11.0%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2016 as compared to fiscal 2015 is primarily related to increased product development-related expenses partially offset by a decrease in variable compensation expense, including share-based compensation. Research and development expense increased slightly as a percentage of net revenue due to the aforementioned factors.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Selling, general and administrative	$195.9	2.4%	$191.3	6.8%	$179.1
% of net revenue	6.0%		5.9%		7.8%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period or prior periods and other costs.

The increase in selling, general and administrative expenses in fiscal 2016 as compared to fiscal 2015 was primarily related to legal and related costs and professional services costs incurred during the period, partially offset by decreased variable compensation expense, including share-based compensation. Selling, general and administrative expenses increased slightly as a percentage of net revenue due to the aforementioned factors.

The increase in selling, general and administrative expenses in fiscal 2015 as compared to fiscal 2014 was primarily related to increased compensation expense, including share-based compensation, and legal expenses related to acquisitions completed and contemplated during the period. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Amortization of intangibles	$33.4	(0.3)%	$33.5	29.3%	$25.9
% of net revenue	1.0%		1.0%		1.1%

Amortization expense for fiscal 2016 is the result of intangible assets acquired during fiscal 2016, partially offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

The increase in amortization expense for fiscal 2015 as compared to fiscal 2014 was primarily due to the intangible assets that were acquired in fiscal 2015 and fiscal 2014, partially offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Restructuring and other charges	$4.8	41.2%	$3.4	1,033.3%	$0.3
% of net revenue	0.1%		0.1%		—%

Restructuring and other charges incurred in fiscal 2016 are primarily related to restructuring plans to reduce redundancies associated with the acquisitions made during fiscal 2016. We do not anticipate any further significant charges associated with these restructuring activities and substantially all of the remaining cash payments related to these restructuring plans are expected to occur during the next fiscal year.

Restructuring and other charges incurred in fiscal 2015 are primarily related to severance costs associated with restructuring plans initiated during fiscal 2015.

MERGER TERMINATION FEE

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Merger termination fee	$88.5	100.0%	$—	—%	$—
% of net revenue	2.7%		—%		—%

On October 29, 2015, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PMC-Sierra, Inc. (“PMC”), providing for, subject to the terms and conditions of the Merger Agreement, our cash acquisition of PMC. On November 23, 2015, PMC notified us that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid us a termination fee of $88.5 million pursuant to the Merger Agreement.

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 30, 2016	Change	October 2, 2015	Change	October 3, 2014
(dollars in millions)
Provision for income taxes	$205.4	(8.8)%	$225.3	109.6%	$107.5
% of net revenue	6.2%		6.9%		4.7%

The annual effective tax rate for fiscal 2016 of 17.1% was less than the United States federal statutory rate of 35% primarily due to benefits of 13.7% related to foreign earnings taxed at a rate less than the United States federal rate, 1.6% related to a domestic production activities deduction, 2.8% related to the recognition of federal research and development tax credits, and 1.8% from the settlement of the Internal Revenue Service (“IRS”) audit of our fiscal 2012 and 2013 income tax returns, partially offset by income tax rate expense impact of 1.6% related to a change in our tax reserves.

During fiscal 2016, we concluded an IRS examination of our federal income tax returns for fiscal years 2012 and 2013. We agreed to various adjustments to our fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during fiscal 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions, which resulted in the recognition of an income tax benefit of $24.0 million in fiscal 2016.

We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditioned upon our compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased the taxes we owe in Singapore by $30.8 million and $26.6 million for fiscal 2016 and fiscal 2015, respectively. This resulted in tax benefits of $0.16 and $0.14 of diluted earnings per share for fiscal 2016 and fiscal 2015, respectively.

The annual effective tax rate for fiscal 2015 of 22.0% was less than the United States federal statutory rate of 35% primarily due to benefits of 11.8% related to foreign earnings taxed at a rate less than the United States federal rate, 1.9% related to a domestic production activities deduction, and 1.5% related to the recognition of federal research and development tax credits, partially offset by income tax rate expense impact of 2.5% related to a change in our tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	September 30, 2016	October 2, 2015	October 3, 2014
Cash and cash equivalents at beginning of period	$1,043.6	$805.8	$511.1
Net cash provided by operating activities	1,095.7	992.8	772.4
Net cash used in investing activities	(250.9)	(454.7)	(357.1)
Net cash used in financing activities	(804.6)	(300.3)	(120.6)
Cash and cash equivalents at end of period	$1,083.8	$1,043.6	$805.8

Cash flow provided by operating activities:
Cash flow provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2016, we generated $1,095.7 million in cash flow from operations, an increase of $102.9 million when compared to $992.8 million generated in fiscal 2015. The increase in cash flow from operating activities during the fiscal year ended September 30, 2016, was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities. Specifically, the changes in operating assets and liabilities that were sources of cash were: $121.4 million in accounts receivable due to the timing of customer collections and $27.9 million primarily related to tax liabilities, payroll related accruals and other accrued expenses. These sources of cash were offset by uses of cash of: $181.5 million in accounts payable related to the timing of vendor payments, $147.3 million related to increased inventory primarily resulting from the insourcing and ramp of our filter business, and $20.4 million related to changes in other current and long-term assets.

Cash flow used in investing activities:
Cash flow used in investing activities consists primarily of capital expenditures and cash paid for acquisitions, net of cash acquired. Cash flow used in investing activities was $250.9 million during fiscal 2016, compared to $454.7 million during fiscal 2015. The decrease was primarily related to the prior year’s expansion of our assembly and test facility in Mexicali, Mexico and the construction of a new filter fabrication facility in Osaka, Japan. Capital expenditures in fiscal 2016 primarily relate to the continuation of the aforementioned expansions of the facilities in Mexico and Japan, and to a lesser extent, to our wafer fabrication facilities in the United States. In addition, we paid $55.6 million in cash to complete two acquisitions and paid cash of $6.0 million to acquire intangible assets during the fiscal year.

Cash flow used in financing activities:
Cash flow used in financing activities consists primarily of cash transactions related to debt and equity. During fiscal 2016, we had net cash outflows of $804.6 million, compared to $300.3 million in fiscal 2015. The increase in cash used in financing activities primarily related to the increased share repurchase activity and dividend payments during fiscal 2016. During fiscal 2016 we had the following significant uses of cash:

•
$525.6 million related to our repurchase of approximately 8.0 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on July 19, 2016, and November 10, 2015;

•	$201.0 million related to the payment of cash dividends on our common stock;

•	$76.5 million related to the exercise of the option to acquire the remaining 34% interest in the filter joint venture from Panasonic; and

•	$73.3 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.
These uses of cash were partially offset by the excess tax benefit from stock option exercises of $43.7 million and net proceeds from employee stock option exercises of $28.1 million during fiscal 2016.

Liquidity:
Cash and cash equivalent balances were $1,083.8 million at September 30, 2016, representing an increase of $40.2 million from October 2, 2015. The increase resulted from $1,095.7 million in cash generated from operations which was partially offset by $525.6 million used to repurchase 8.0 million shares of stock, and $201.0 million in cash dividend payments during fiscal 2016, $189.3 million in capital expenditures and $132.1 million related to business acquisition activity. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,083.8 million at September 30, 2016, consisted of $607.2 million held domestically and $476.6 million held by foreign subsidiaries. Of the cash and cash equivalents held by our foreign subsidiaries at September 30, 2016, $441.2 million is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated. The remaining $35.4 million of foreign cash and cash equivalents was repatriated subsequent to the fiscal year ended September 30, 2016. The Company did not incur any tax impact as a result of this repatriation and the repatriated cash and cash equivalents will be reported as domestic cash on a go-forward basis.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K-303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at September 30, 2016 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$82.9	$3.7	$4.0	$1.0	$74.2
Operating lease obligations	98.2	23.9	39.0	18.0	17.3
Contingent consideration for business combinations (2)	7.9	6.5	1.4	—	—
Other commitments (3)	6.8	6.2	0.6	—	—
Total	$195.8	$40.3	$45.0	$19.0	$91.5
_________________________

(1)
Other long-term liabilities include our gross unrecognized tax benefits, as well as executive deferred compensation, which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)
Contingent consideration related to business combinations is recorded at fair value and actual results could differ. See Note 3 and Note 4 of Item 8 of this Annual Report on Form 10-K for further detail.

(3)	Other commitments consist of contractual license and royalty payments and other purchase obligations. See Note 11 of Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; assessment of goodwill and long-lived assets, which impacts the impairment of the respective assets; business combinations, which impacts the fair value of acquired assets and assumed liabilities; share-based compensation, which impacts cost of goods sold and operating expenses; loss contingencies, which impacts operating expenses; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 of Item 8 on this Annual Report on Form 10-K.

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for price protection and stock rotation for products sold to certain electronic component distributors. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

Goodwill and Long-Lived Assets. We evaluate goodwill and long-lived assets for impairment annually on the first day of the fourth fiscal quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other intangibles may not be recoverable.

Our impairment analysis contains uncertainties because it requires management to make assumptions and to apply judgment to items such as: determination of the reporting unit and asset groupings, estimated control premiums, discount rate, future cash flows, the profitability of future business strategies and useful lives. Historically, we have not experienced material differences between our impairment calculations and actual results.
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

We determine the fair value of our share-based compensation items with pricing models as of the date of grant using a number of highly complex and subjective variables and assumptions including, but not limited to: our expected stock price volatility over the term of the award, correlation coefficients, risk-free rate, the expected life of the award, forfeiture rates, dividend yield, estimated performance against metrics, etc. Compensation expense is recognized over the requisite service period of the underlying awards. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly. Historically, we have not experienced material differences in our estimates and actual results.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended September 30, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality investment risk, interest rate risk and foreign exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks related principally to our investment portfolio, and consisted of the following (in millions):

September 30, 2016
Cash and cash equivalents (time deposits, certificates of deposit and money market funds)	$1,083.8
Available for sale securities (auction rate security) at carrying value	2.3
Total	$1,086.1

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

Based on our results of operations for the fiscal year ended September 30, 2016, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We own $3.2 million of par value auction rate securities that are currently valued at $2.3 million as of September 30, 2016. In the event that the market conditions change in the future and our auction rate security becomes fully and permanently impaired, the impact to income before income taxes would be the par value of the auction rate security of approximately $3.2 million as of September 30, 2016.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that market, investment or interest rate risks pose material exposures to our current business or results of operations.

Foreign Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, we had foreign exchange (losses)/gains of ($0.3) million, $1.7 million and $0.1 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 36

(2)	Consolidated Statements of Operations for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 37

(3)	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 38

(4)	Consolidated Balance Sheets for the Years Ended September 30, 2016, and October 2, 2015	Page 39

(5)	Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 40

(6)	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 41

(7)	Notes to Consolidated Financial Statements	Page 42 through 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2016 and October 2, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of this Form 10-K. We also have audited Skyworks Solutions, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 30, 2016 and October 2, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Boston, Massachusetts
November 22, 2016

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net revenue	$3,289.0	$3,258.4	$2,291.5
Cost of goods sold	1,623.8	1,703.9	1,268.8
Gross profit	1,665.2	1,554.5	1,022.7
Operating expenses:
Research and development	312.4	303.2	252.2
Selling, general and administrative	195.9	191.3	179.1
Amortization of intangibles	33.4	33.5	25.9
Restructuring and other charges	4.8	3.4	0.3
Total operating expenses	546.5	531.4	457.5
Operating income	1,118.7	1,023.1	565.2
Other (expense) income, net	(6.6)	0.5	—
Merger termination fee	88.5	—	—
Income before income taxes	1,200.6	1,023.6	565.2
Provision for income taxes	205.4	225.3	107.5
Net income	$995.2	$798.3	$457.7
Earnings per share:
Basic	$5.27	$4.21	$2.44
Diluted	$5.18	$4.10	$2.38
Weighted average shares:
Basic	188.7	189.5	187.2
Diluted	192.1	194.9	192.6

Cash dividends declared and paid per share	$1.06	$0.65	$0.22

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net income	$995.2	$798.3	$457.7
Other comprehensive income, net of tax
Pension adjustments	(1.8)	(0.2)	—
Foreign currency translation adjustment	(0.9)	(3.1)	(4.0)
Comprehensive income	$992.5	$795.0	$453.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 30, 2016	October 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,083.8	$1,043.6
Receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	416.6	538.0
Inventory	424.0	267.9
Other current assets	77.7	65.2
Total current assets	2,002.1	1,914.7
Property, plant and equipment, net	806.3	826.4
Goodwill	873.3	856.7
Intangible assets, net	67.0	45.0
Deferred tax assets, net	54.1	56.3
Other assets	52.6	20.3
Total assets	$3,855.4	$3,719.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110.4	$291.1
Accrued compensation and benefits	42.3	81.5
Other current liabilities	57.5	91.3
Total current liabilities	210.2	463.9
Long-term tax liabilities	71.8	71.0
Other long-term liabilities	32.0	25.3
Total liabilities	314.0	560.2
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 222.5 shares issued and 184.9 shares outstanding as of September 30, 2016, and 219.0 shares issued and 190.3 shares outstanding as of October 2, 2015	46.2	47.6
Additional paid-in capital	2,686.0	2,495.2
Treasury stock, at cost	(1,443.5)	(844.6)
Retained earnings	2,263.6	1,469.2
Accumulated other comprehensive loss	(10.9)	(8.2)
Total stockholders’ equity	3,541.4	3,159.2
Total liabilities and stockholders’ equity	$3,855.4	$3,719.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net income	$995.2	$798.3	$457.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	78.0	99.8	86.0
Depreciation	214.4	162.3	96.8
Amortization of intangible assets	33.4	33.5	25.9
Contribution of common shares to savings and retirement plans	18.0	20.9	17.1
Deferred income taxes	—	(3.9)	3.3
Excess tax benefit from share-based compensation	(43.7)	(57.3)	(40.8)
Other	0.3	0.5	1.0
Changes in assets and liabilities net of acquired balances:
Receivables, net	121.4	(222.2)	(12.4)
Inventory	(147.3)	3.6	(6.1)
Other current and long-term assets	(20.4)	(39.2)	7.3
Accounts payable	(181.5)	90.5	74.2
Other current and long-term liabilities	27.9	106.0	62.4
Net cash provided by operating activities	1,095.7	992.8	772.4
Cash flows from investing activities:
Capital expenditures	(189.3)	(430.1)	(208.6)
Payments for acquisitions, net of cash acquired	(55.6)	(24.6)	(148.5)
Purchased intangibles	(6.0)	—	—
Net cash used in investing activities	(250.9)	(454.7)	(357.1)
Cash flows from financing activities:
Payments for obligations recorded for business combinations	(76.5)	—	—
Excess tax benefit from share-based compensation	43.7	57.3	40.8
Repurchase of common stock - payroll tax withholdings on equity awards	(73.3)	(54.2)	(22.1)
Repurchase of common stock - share repurchase program	(525.6)	(237.3)	(165.7)
Dividends paid	(201.0)	(123.1)	(41.4)
Net proceeds from exercise of stock options	28.1	57.0	67.8
Net cash used in financing activities	(804.6)	(300.3)	(120.6)
Net increase in cash and cash equivalents	40.2	237.8	294.7
Cash and cash equivalents at beginning of period	1,043.6	805.8	511.1
Cash and cash equivalents at end of period	$1,083.8	$1,043.6	$805.8
Supplemental cash flow disclosures:
Income taxes paid	$165.9	$126.1	$63.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2013	187.9	$47.0	19.6	$(365.3)	$2,041.4	$378.9	$(0.9)	$2,101.1
Net income	—	—	—	—	—	457.7	—	457.7
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	5.8	1.4	0.9	(22.1)	129.9	—	—	109.2
Share-based compensation expense	—	—	—	—	75.8	—	—	75.8
Share repurchase program	(4.5)	(1.1)	4.5	(165.7)	1.1	—	—	(165.7)
Dividends declared	—	—	—	—	—	(41.7)	—	(41.7)
Other comprehensive loss	—	—	—	—	—	—	(4.0)	(4.0)
Balance at October 3, 2014	189.2	$47.3	25.0	$(553.1)	$2,248.2	$794.9	$(4.9)	$2,532.4
Net income	—	—	—	—	—	798.3	—	798.3
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	4.0	1.0	0.8	(54.2)	156.7	—	—	103.5
Share-based compensation expense	—	—	—	—	89.6	—	—	89.6
Share repurchase program	(2.9)	(0.7)	2.9	(237.3)	0.7	—	—	(237.3)
Dividends declared	—	—	—	—	—	(124.0)	—	(124.0)
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)
Balance at October 2, 2015	190.3	$47.6	28.7	$(844.6)	$2,495.2	$1,469.2	$(8.2)	$3,159.2
Net income	—	—	—	—	—	995.2	—	995.2
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	2.6	0.6	0.9	(73.3)	109.1	—	—	36.4
Share-based compensation expense	—	—	—	—	79.7	—	—	79.7
Share repurchase program	(8.0)	(2.0)	8.0	(525.6)	2.0	—	—	(525.6)
Dividends declared	—	—	—	—	—	(200.8)	—	(200.8)
Other comprehensive loss	—	—	—	—	—	—	(2.7)	(2.7)
Balance at September 30, 2016	184.9	$46.2	37.6	$(1,443.5)	$2,686.0	$2,263.6	$(10.9)	$3,541.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2016 and 2015 each consisted of 52 weeks and ended on September 30, 2016 and October 2, 2015, respectively. Fiscal year 2014 consisted of 53 weeks and ended on October 3, 2014.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as allowance for doubtful accounts, overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts related to potential losses that could arise due to customers’ inability to make required payments. These reserves require management to apply judgment in deriving these estimates. In addition, the Company performs ongoing credit evaluations of its customers’ financial condition and if it becomes aware of any specific receivables which may be uncollectable, they perform additional analysis including, but not limited to, factors such as a customer’s credit worthiness, intent and ability to pay and overall financial position, and reserves are recorded if deemed necessary. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and results of operations could be materially affected.

INVESTMENTS
The Company classifies its investment in marketable securities as “available for sale”. Available for sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income. Gains or losses are included in earnings in the period in which they are realized.

DERIVATIVES
The Company may utilize derivative financial instruments to manage market risks associated with fluctuations in foreign currency exchange rates on specific transactions that occur in the normal course of business. The criteria the Company uses for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedge transaction. All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included as either an asset or liability on the balance sheet.

FAIR VALUE
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five to thirty years for buildings and improvements and three to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

VALUATION OF LONG-LIVED ASSETS
Definite lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated based on the pattern of benefit to be recognized from the underlying asset over its estimated useful life. Carrying values for long-lived assets and definite lived intangible assets are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset/asset group values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset/asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset/asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value of an asset/asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or asset group.

GOODWILL AND INDEFINITE INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually as of the first day of the fourth fiscal quarter for impairment or more frequently if indicators of impairment exist during the fiscal year. Indefinite-lived intangible assets comprise an insignificant portion of the total book value of the Company’s intangible assets. The Company assesses its conclusion regarding segments and reporting units in conjunction with its annual goodwill impairment test, and has determined that it has one reporting unit for the purposes of allocating and testing goodwill.

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

BUSINESS COMBINATIONS
The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income or cost approaches. The valuation involves making significant estimates and assumptions, which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future.

EMPLOYEE RETIREMENT BENEFIT PLANS
The funded status of benefit pension plans, or the balance of plan assets and benefit obligations is recognized on the consolidated balance sheet and pension liability adjustments, net of tax, are recorded in Accumulated Other Comprehensive Income. The Company determines discount rates considering the rates of return on high-quality fixed income investments, and the expected long-term rate of return on pension plan assets by considering the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Decreases in discount rates lead to increases in benefit obligations that, in turn, could lead to an increase in amortization cost through amortization of actuarial gain or loss. A decline in the market values of plan assets will generally result in a lower expected rate of return, which would result in an increase of future retirement benefit costs.

REVENUE RECOGNITION
Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonably assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria previously noted have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and stock rotation on unsold products. Reserves for sales returns and allowances are recorded based on historical experience or pursuant to contractual arrangements necessitating revenue reserves.

SHARE-BASED COMPENSATION
The Company recognizes compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards and units, employee stock purchase plan and other special share-based awards based on estimated fair values.

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

Share-based compensation expense recognized during the period includes actual expense on vested awards and expense associated with unvested awards that has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews actual forfeitures at least annually.

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

RESTRUCTURING
A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

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

EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units and performance stock units, and the assumed issuance of common stock under the stock purchase plan using the treasury share method.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The guidance will be effective for the first quarter of the Company’s fiscal year 2019. Early adoption is permitted, but not before the first quarter of fiscal year 2018. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is still evaluating the impact of this ASU on its consolidated financial statements and related disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company is evaluating the effects that this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB Issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate it will adopt this ASU early and is evaluating the effects that this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective approach. The Company is evaluating the effects that this ASU will have on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company.

3.    BUSINESS COMBINATIONS

On October 29, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PMC-Sierra, Inc. (“PMC”), providing for, subject to the terms and conditions of the Merger Agreement, the cash acquisition of PMC by the Company. On November 23, 2015, PMC notified the Company that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid the Company a termination fee of $88.5 million pursuant to the Merger Agreement.

During the fiscal year ended September 30, 2016, the Company acquired two businesses for total aggregate cash consideration of $55.6 million together with future contingent payments. The total future contingent consideration payments range from zero to $10.0 million and are based upon the achievement of specified objectives that are payable up to two years from the anniversary of the acquisitions, which at closing had a total estimated fair value of $7.4 million. In allocating the total purchase consideration for these acquisitions based on preliminary estimated fair values, the Company recorded $16.6 million of goodwill and $35.5 million of identifiable intangibles assets. Intangible assets acquired primarily included customer relationships and developed technology with weighted average useful lives of 4.0 years. These acquisitions are treated as asset purchases for tax purposes and accordingly, the goodwill resulting from these acquisitions is expected to be deductible.

The fair value estimates for the assets acquired and liabilities assumed for acquisitions completed during the fiscal year ended September 30, 2016, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for each of these acquisitions are subject to change as it obtains additional information during the respective measurement periods (up to one year from the respective acquisition dates).

Net revenue and net income from these acquisitions has been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on September 30, 2016. The impact of these acquisitions to the ongoing operations on the Company’s net revenue and net income was not significant for the fiscal year ended September 30, 2016. The Company incurred immaterial transaction-related costs during the period fiscal year September 30, 2016, which were included within the sales, administrative and general account. Due to the materiality of these acquisitions, the disclosures required by the applicable accounting guidance have been excluded.

On August 1, 2016, the Company exercised its purchase option on the joint venture with Panasonic with respect to the design, manufacture and sale of Panasonic filter products, and paid Panasonic $76.5 million in cash. As a result of exercising the purchase option, the Company owns 100% of the filter joint venture.

On October 7, 2016, the Company acquired a business for $14.4 million in cash and contingent consideration ranging from zero to $20.0 million payable over a three-year period. Due to the timing of the acquisition and the date of this filing, the Company has yet to assess the fair value of the assets acquired and liabilities assumed and accordingly, the disclosures required have been omitted.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 30, 2016.

Level 3 assets include an auction rate security that is classified as available for sale and recorded in other current assets and that is scheduled to mature in 2017. Due to the illiquid market for this security the Company has classified the carrying value as a Level 3 asset with the difference between the par and carrying value being categorized as a temporary loss and recorded in accumulated other comprehensive loss.

On August 1, 2016, the Company exercised its option and paid cash for the remaining interest in the joint venture with Panasonic as detailed in Note 3 of these Notes to Consolidated Financial Statements. This purchase option was recorded as a Level 3 liability as of October 2, 2015.

The Company held foreign currency call and put options (“foreign currency options”) that were intended to hedge the potential cash exposure related to the Panasonic purchase option. These foreign currency options expired unexercised during the fiscal year ended September 30, 2016, as the call and put options were out of the money,

The Company classifies its contingent consideration related to its business combinations as detailed in Note 3 of these Notes to Consolidated Financial Statements, made during the fiscal year ended September 30, 3016, as Level 3 liabilities. This assessment is based on management judgment involved in computing the expected achievements of specified objectives that are payable up to two years from the anniversary of the acquisitions. The Company reassesses the fair value of the contingent consideration on a quarterly basis and records any applicable adjustments to earnings in the period they are determined.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of September 30, 2016				As of October 2, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$408.7	$408.7	$—	$—	$464.6	$464.6	$—	$—
Auction rate security	2.3	—	—	2.3	2.3	—	—	2.3
Foreign currency derivative assets	—	—	—	—	3.3	—	—	3.3
Total	$411.0	$408.7	$—	$2.3	$470.2	$464.6	$—	$5.6
Liabilities
Purchase obligation recorded for business combinations	$—	$—	$—	$—	$75.4	$—	$—	$75.4
Foreign currency derivative liabilities	—	—	—	—	2.8	—	—	2.8
Contingent consideration liability recorded for business combinations	7.9	—	—	7.9	0.5	—	—	0.5
Total	$7.9	$—	$—	$7.9	$78.7	$—	$—	$78.7

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

	Auction rate security	Foreign currency derivative
Balance as of October 2, 2015	$2.3	$3.3
Changes in fair value included in earnings	—	(3.3)
Balance as of September 30, 2016	$2.3	$—

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

	Purchase obligation	Foreign currency derivative	Contingent consideration
Balance as of October 2, 2015	$75.4	$2.8	$0.5
Increases to Level 3 liabilities	—	—	7.4
Changes in fair value included in earnings	—	(2.8)	—
Decreases of Level 3 liabilities	(75.4)	—	—
Balance as of September 30, 2016	$—	$—	$7.9

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	September 30, 2016	October 2, 2015
Raw materials	$18.5	$30.0
Work-in-process	255.5	192.4
Finished goods	140.4	38.0
Finished goods held on consignment by customers	9.6	7.5
Total inventory	$424.0	$267.9

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment net consists of the following (in millions):

	As of
	September 30, 2016	October 2, 2015
Land and improvements	$11.6	$11.6
Buildings and improvements	133.5	101.7
Furniture and fixtures	29.5	26.9
Machinery and equipment	1,533.3	1,285.4
Construction in progress	59.9	159.8
Total property, plant and equipment, gross	1,767.8	1,585.4
Accumulated depreciation	(961.5)	(759.0)
Total property, plant and equipment, net	$806.3	$826.4

7.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill are as follows (in millions):

	As of
	September 30, 2016	October 2, 2015
Goodwill at beginning of the period	$856.7	$851.0
Goodwill recognized through business combinations (Note 3)	16.6	3.3
Goodwill adjustments	—	2.4
Impairments	—	—
Goodwill at the end of the period	$873.3	$856.7

The changes in goodwill during the fiscal year ended September 30, 2016, relate to the amounts recognized through the business combinations completed during the period as detailed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended September 30, 2016.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period remaining (years)	September 30, 2016			October 2, 2015
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	4.2	$78.5	$(57.7)	$20.8	$57.2	$(48.7)	$8.5
Developed technology and other	5.8	133.8	(89.2)	44.6	99.7	(64.8)	34.9
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$213.9	$(146.9)	$67.0	$158.5	$(113.5)	$45.0

The net carrying amount of intangible assets increased for the fiscal year ended September 30, 2016, primarily due to the identifiable intangible assets acquired during the fiscal year as discussed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$23.6	$11.0	$9.3	$7.4	$5.3	$8.8

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States	$697.5	$602.1	$346.8
Foreign	503.1	421.5	218.4
Income before income taxes	$1,200.6	$1,023.6	$565.2

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Current tax expense (benefit):
Federal	$181.8	$199.5	$88.2
State	0.1	(0.5)	(0.5)
Foreign	25.8	33.9	13.5
	207.7	232.9	101.2
Deferred tax expense (benefit):
Federal	(0.8)	(2.0)	12.3
Foreign	(1.5)	(5.6)	(6.0)
	(2.3)	(7.6)	6.3

Provision for income taxes	$205.4	$225.3	$107.5

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Tax expense at United States statutory rate	$420.2	$358.3	$197.8
Foreign tax rate difference	(164.1)	(120.9)	(77.3)
Research and development credits	(33.7)	(15.0)	(2.8)
Change in tax reserve	18.9	25.5	11.0
Change in valuation allowance	13.9	4.4	9.8
Domestic production activities deduction	(19.1)	(19.7)	(10.9)
Audit settlements and adjustments	(21.4)	—	(19.7)
Other, net	(9.3)	(7.3)	(0.4)
Provision for income taxes	$205.4	$225.3	$107.5

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35%. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $164.1 million and $120.9 million for the fiscal years ended September 30, 2016, and October 2, 2015, respectively.

During the fiscal year ended September 30, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of current year tax expense of $2.6 million during the fiscal year ended September 30, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions, which resulted in the recognition of an income tax benefit of $24.0 million in fiscal 2016.

In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $11.6 million of federal research and experimentation tax credits that were earned in the fiscal year ended October 2, 2015 reduced the Company’s tax expense and tax rate during the fiscal year ended September 30, 2016.

The federal tax credit available under the Internal Revenue Code for research and development expenses expired on December 31, 2014. As of October 2, 2015, the United States Congress had not taken action to extend the Research and Experimentation Tax Credit. Accordingly, the income tax provision for the year ended October 2, 2015, did not reflect the impact of any research and development tax credits that would have been earned after December 31, 2014, had the federal tax credit not expired.

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

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020 and is conditional upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $30.8 million and $26.6 million for the fiscal years ended September 30, 2016, and October 2, 2015, respectively, which resulted in tax benefits of $0.16 and $0.14 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015
Deferred tax assets:
Current:
Inventory	$8.1	$4.9
Bad debts	0.2	0.1
Accrued compensation and benefits	5.4	5.2
Product returns, allowances and warranty	8.6	4.3
Restructuring	0.8	0.1
Other, net	3.1	0.6
Current deferred tax assets	26.2	15.2
Less valuation allowance	(12.2)	(6.4)
Net current deferred tax assets	14.0	8.8
Long-term:
Intangible assets	11.6	11.6
Share-based and other deferred compensation	40.2	44.6
Net operating loss carry forwards	7.4	7.4
Non-United States tax credits	14.7	11.5
State tax credits	64.0	53.4
Other, net	2.5	2.4
Long-term deferred tax assets	140.4	130.9
Less valuation allowance	(66.9)	(58.8)
Net long-term deferred tax assets	73.5	72.1

Deferred tax assets	166.6	146.1
Less valuation allowance	(79.1)	(65.2)
Net deferred tax assets	87.5	80.9
Deferred tax liabilities:
Current:
Prepaid insurance	(0.8)	(0.8)
Current deferred tax liabilities	(0.8)	(0.8)
Long-term:
Property, plant and equipment	(16.5)	(10.1)
Intangible assets	(8.4)	(8.2)
Long-term deferred tax liabilities	(24.9)	(18.3)

Net deferred tax liabilities	(25.7)	(19.1)
Total net deferred tax assets	$61.8	$61.8

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 30, 2016, the Company has maintained a valuation allowance of $79.1 million. This valuation allowance is comprised of $64.0 million related to United States state tax credits, and $15.1 million related to foreign deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize these state and foreign credits. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $79.1 million income tax benefit may be recognized. The Company will need to generate $137.5 million of future United States federal taxable income to utilize our United States deferred tax assets as of September 30, 2016. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 30, 2016, the Company has United States federal net operating loss carry forwards of approximately $9.3 million. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2035. The Company also has state income tax credit carry forwards of $64.0 million, net of federal benefits, for which the Company has provided a valuation allowance. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of September 30, 2016, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $1,676.8 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested due to its foreign operations. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at October 2, 2015	$81.2
Increases based on positions related to prior years	2.0
Increases based on positions related to current year	19.7
Decreases relating to settlements with taxing authorities	(22.6)
Decreases relating to lapses of applicable statutes of limitations	(0.6)
Balance at September 30, 2016	$79.7

Of the total unrecognized tax benefits at September 30, 2016, $60.8 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized. During the fiscal year ended September 30, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal 2012 and 2013. The conclusion of the IRS examination resulted in a decrease in the uncertain tax positions of $24.0 million in fiscal 2016, all of which was recognized as a benefit to its tax expense in fiscal 2016. The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. During the fiscal year ended September 30, 2016, the Company recognized $0.6 million of previously unrecognized tax benefits related to the expiration of the statute of limitations and $1.9 million of accrued interest or penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions as of September 30, 2016, are the United States, California, Canada, Luxembourg, Mexico and Singapore. For the United States, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2008. For Luxembourg, the Company has open tax years back to fiscal 2011. For Mexico, the Company has open tax years back to fiscal 2009. For Singapore, the Company has open tax years dating back to fiscal 2011. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact our financial position, results of operations or cash flows.

9.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 30, 2016, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 222.5 million shares are issued and 184.9 million shares are outstanding.

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

Each holder of the Company’s common stock is entitled to one vote for each such share outstanding in the holder’s name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company’s restated certificate of incorporation as amended to date, (the “Certificate of Incorporation”) provides that, unless otherwise determined by the Company’s Board of Directors, no holder of stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 30, 2016, the Company had no shares of preferred stock issued or outstanding.

SHARE REPURCHASE

On July 19, 2016, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The repurchase program is set to expire on July 19, 2018; however, it may be suspended, discontinued or extended by the Board of Directors at any time prior to its expiration on July 19, 2018. This authorized stock repurchase program replaced in its entirety the November 10, 2015, stock repurchase program. These repurchases have been and will be funded with the Company’s working capital.

During the fiscal year ended September 30, 2016, the company paid approximately $525.6 million (including commissions) in connection with the repurchase of 8.0 million shares of its common stock (paying an average price of $65.70 per share) under the July 19, 2016, share repurchase plan and the replaced November 10, 2015, share repurchase plan. As of September 30, 2016, $201.4 million remained available under the July 19, 2016, share repurchase plan.

During the fiscal year ended October 2, 2015, the Company paid approximately $237.3 million (including commissions) in connection with the repurchase of 2.9 million shares of its common stock (paying an average price of $83.29 per share).

DIVIDENDS

On November 3, 2016, the Company announced that the Board of Directors declared a cash dividend on the Company’s common stock of $0.28 per share. This dividend is payable on December 8, 2016, to the Company’s stockholders of record as of the close of business on November 17, 2016. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2016 and 2015 were as follows (in millions except per share amounts):

	Fiscal Years Ended
	September 30, 2016		October 2, 2015
	Per Share	Total	Per Share	Total
First quarter	$0.26	$49.8	$0.13	$24.7
Second quarter	0.26	49.3	0.13	24.9
Third quarter	0.26	49.5	0.13	24.8
Fourth quarter	0.28	52.2	0.26	49.6
	$1.06	$200.8	$0.65	$124.0

EMPLOYEE STOCK BENEFIT PLANS

As of September 30, 2016, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

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

As of September 30, 2016, a total of 100.7 million shares are authorized for grant under the Company’s share-based compensation plans, with 4.8 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 19.1 million at September 30, 2016. The Company grants new equity awards under the 2015 Long-Term Incentive Plan to employees, which replaced the 2005 Long-Term Incentive Plan on May 19, 2015, and the 2008 Director Long-Term Incentive Plan for non-employee directors.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 27.1 million shares have been authorized for grant. A total of 18.4 million shares are available for new grants as of September 30, 2016. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over four or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited. No dividends or dividend equivalents are paid or accrued with respect to restricted stock unit awards or other awards until the shares underlying such awards become vested and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.7 million shares are available for new grants as of September 30, 2016. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards and units granted under the plan generally vest over one or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 9.7 million shares. Shares of common stock purchased under these plans in the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, were 0.3 million, 0.3 million, and 0.5 million, respectively. At September 30, 2016, there are 1.0 million shares available for purchase. The Company recognized compensation expense of $4.6 million, $4.7 million and $4.1 million for the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 30, 2016, was $1.5 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at October 2, 2015	5.4	$30.08
Granted	0.8	$82.36
Exercised	(1.3)	$21.14
Canceled/forfeited	(0.1)	$45.49
Balance outstanding at September 30, 2016	4.8	$41.35	3.9	$174.0

Exercisable at September 30, 2016	2.1	$25.00	2.6	$108.3

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, was $26.30, $23.26, and $11.91, respectively. The total grant date fair value of the options vested during the fiscal years ending September 30, 2016, October 2, 2015, and October 3, 2014, was $21.9 million, $16.6 million and $21.8 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at October 2, 2015	4.8	$23.20
Granted (1)	1.3	$84.89
Vested	(2.4)	$33.81
Canceled/forfeited	(0.1)	$25.73
Non-vested awards outstanding at September 30, 2016	3.6	$25.01
(1) includes performance shares granted and earned based on maximum performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, was $84.89, $63.56, and $26.69, respectively. The total grant date fair value of the awards vested during the fiscal years ending September 30, 2016, October 2, 2015, and October 3, 2014, was $197.6 million, $149.0 million and $63.1 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Options	$68.9	$170.8	$101.3
Awards	$197.6	$149.0	$63.1

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Cost of goods sold	$11.3	$14.5	$11.3
Research and development	32.2	45.4	36.2
Selling, general and administrative	34.5	39.9	38.5
Total share-based compensation expense	$78.0	$99.8	$86.0

Share-based compensation tax benefit	$22.5	$29.3	$25.6
Capitalized share-based compensation expense	$3.7	$2.3	$1.7

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at September 30, 2016:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Options	$33.5	2.0
Awards	$63.2	1.0

The fair value of the restricted stock awards and units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance share units during fiscal 2016, fiscal 2015 and fiscal 2014 that contained market-based conditions. The fair value of these performance share units was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Volatility of common stock	38.24%	37.51%	36.96%
Average volatility of peer companies	34.76%	28.42%	29.59%
Average correlation coefficient of peer companies	0.49	0.55	0.47
Risk-free interest rate	0.44%	0.12%	0.11%
Dividend yield	1.23	0.85	—%
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Expected volatility	42.93%	45.75%	47.40%
Risk-free interest rate	0.98%	1.33%	1.83%
Dividend yield	1.23	1.16	0.83
Expected option life (in years)	4.0	4.5	4.6

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

10.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least twenty-one years old are eligible to receive discretionary Company contributions. Discretionary Company contributions in the form of cash are determined by the Board of Directors. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. The Company no longer provides shares of its common stock as contributions to the 401(k) plan and recognized expense of $2.8 million for the fiscal year ended September 30, 2016. For the fiscal years ended October 2, 2015, and October 3, 2014, the Company contributed shares of 0.1 million, and 0.2 million, respectively, and recognized expense of $7.2 million and $6.2 million, respectively.

Defined Benefit Pension:
The Company has a defined benefit pension plan for certain employees in Japan. This plan has been frozen and new employees are not eligible. However, the Company is obligated to make future contributions to fund benefits to the participants with the benefits under the plan being based primarily on a combination of years of service and compensation.

The net amount of the unfunded obligation recognized in other long-term liabilities on the Balance Sheet consists of (in millions):

	Fiscal Year Ended
	September 30, 2016	October 2, 2015
Pension benefit obligations at the end of the fiscal year	$19.0	$14.9
Fair value of plan assets at the end of the fiscal year	11.4	9.8
Funded status	$(7.6)	$(5.1)

Net periodic benefit costs	$0.1	$0.1

The pension obligation has an immaterial impact to the Company’s results of operations and financial position and accordingly, the disclosures required have been excluded from this Annual Report on Form 10-K.

11.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $19.5 million, $16.5 million, and $11.1 million in the fiscal years ended September 30, 2016, October 2, 2015, and October 3, 2014, respectively. Future minimum payments under these non-cancelable leases are as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Future minimum payments	$23.9	22.0	17.0	13.2	4.7	17.3	$98.1

In addition, the Company has entered into licensing agreements for intellectual property rights and maintenance and support services. Pursuant to the terms of these agreements, the Company is committed to making aggregate payments of $6.2 million, $0.5 million and $0.1 million in the fiscal years 2017, 2018, and 2019, respectively.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in its financial statements and footnotes as required. At the time of this filing, the Company recorded an estimated $13.0 million accrual for loss contingencies, which is recorded in other current liabilities as of September 30, 2016. The Company does not believe that the possible range of loss is significantly different than the amount currently accrued. The Company also does not believe there are any additional pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

13.     GUARANTEES AND INDEMNITIES

The Company has made no significant contractual guarantees for the benefit of third parties. However, the Company generally indemnifies its customers from third-party intellectual property infringement litigation claims related to its products and, on occasion, also provides other indemnities related to product sales. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease.

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

14.     RESTRUCTURING AND OTHER CHARGES

As of September 30, 2016, the Company recorded restructuring and other charges of approximately $4.8 million primarily related to restructuring plans to reduce redundancies associated with acquisitions during the year. The Company began formulating the plan prior to the date of acquisition. The Company does not anticipate any further significant charges associated with these restructuring activities and substantially all of the remaining cash payments related to these restructuring plans are expected to occur during the next fiscal year.

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

Activity and liability balances related to the Company’s restructuring actions are as follows (in millions):

	Balance at September 27, 2013	Current Charges	Cash Payments	Balance at October 3, 2014
FY13 restructuring programs
Employee severance costs	$0.6	$0.3	$(0.6)	$0.3
Other restructuring
Employee severance costs, lease and other contractual obligations	0.4	—	(0.2)	0.2
Total	$1.0	$0.3	$(0.8)	$0.5

	Balance at October 3, 2014	Current Charges	Cash Payments	Balance at October 2, 2015
FY13 restructuring programs
Employee severance costs	$0.3	$—	$(0.2)	$0.1
Other restructuring
Employee severance costs, lease and other contractual obligations	0.2	3.4	(3.3)	0.3
Total	$0.5	$3.4	$(3.5)	$0.4

	Balance at October 2, 2015	Current Charges	Cash Payments	Balance at September 30, 2016
FY16 restructuring programs
Employee severance costs	$—	$4.8	$(2.4)	2.4
FY13 restructuring programs
Employee severance costs	0.1	—	(0.1)	—
Other restructuring
Employee severance costs, lease and other contractual obligations	0.3	—	(0.3)	—
Total	$0.4	$4.8	$(2.8)	$2.4

15.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net income	$995.2	$798.3	$457.7

Weighted average shares outstanding – basic	188.7	189.5	187.2
Dilutive effect of equity based awards	3.4	5.4	5.4
Weighted average shares outstanding – diluted	192.1	194.9	192.6

Net income per share – basic	$5.27	$4.21	$2.44
Net income per share – diluted	$5.18	$4.10	$2.38

Anti-dilutive common stock equivalents	1.5	0.3	0.9

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the fiscal years ending September 30, 2016, October 2, 2015, and October 3, 2014, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

16.     SEGMENT INFORMATION AND CONCENTRATIONS

The Company considers itself to be a single reportable operating segment which designs, develops, manufactures and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is the president and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance is performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the country of destination are as follows (in millions):

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States	$63.3	$66.8	$47.5
Other Americas	28.8	33.0	25.5
Total Americas	92.1	99.8	73.0

China	2,324.6	2,249.2	1,574.4
Taiwan	474.2	506.9	322.2
South Korea	94.8	100.0	107.4
Other Asia-Pacific	252.2	249.7	166.9
Total Asia-Pacific	3,145.8	3,105.8	2,170.9

Europe, Middle East and Africa	51.1	52.8	47.6
Total	$3,289.0	$3,258.4	$2,291.5
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

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 30, 2016	October 2, 2015	October 3, 2014
Mexico	$355.9	$406.1	$290.1
Singapore	180.1	89.9	60.8
United States	140.5	148.8	138.7
Japan	121.6	173.8	58.8
Rest of world	8.2	7.8	7.5
	$806.3	$826.4	$555.9
CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit and bank guarantees, are required whenever deemed necessary.

In fiscal 2016 and fiscal 2014, Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, “Foxconn”) and Samsung—each constituted more than ten percent of the Company’s net revenue. In fiscal 2015, Foxconn constituted more than ten percent of the Company’s net revenue.
The Company’s greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Company A	40%	44%	34%
Company B	10%	*	10%
* Customer did not represent greater than ten percent of net revenue
At September 30, 2016, the Company’s three largest accounts receivable balances comprised 54% of aggregate gross accounts receivable. This concentration was 62% and 58% at October 2, 2015, and October 3, 2014, respectively.

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Net income and earnings per share for the first fiscal quarter of 2016 include other income related to the receipt of the PMC merger termination fee as detailed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2016
Net revenue	$926.8	$775.1	$751.7	$835.4	$3,289.0
Gross profit	472.1	390.4	378.3	424.4	1,665.2
Net income	355.3	208.1	185.0	246.8	995.2
Per share data (1)
Net income, basic	$1.87	$1.09	$0.98	$1.33	$5.27
Net income, diluted	$1.82	$1.08	$0.97	$1.31	$5.18

Fiscal 2015
Net revenue	$805.5	$762.1	$810.0	$880.8	$3,258.4
Gross profit	373.0	352.2	393.1	436.2	1,554.5
Net income	195.2	166.5	207.4	229.2	798.3
Per share data (1)
Net income, basic	$1.03	$0.88	$1.09	$1.21	$4.21
Net income, diluted	$1.01	$0.85	$1.06	$1.18	$4.10
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
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

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 36
Consolidated Statements of Operations for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014		Page 37
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014		Page 38
Consolidated Balance Sheets for the Years Ended September 30, 2016, and October 2, 2015		Page 39
Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014		Page 40
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014		Page 41
Notes to Consolidated Financial Statements		Pages 42 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 68
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

Date: November 22, 2016

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2016.

Signature and Title	Signature and Title

/s/ Liam K. Griffin	/s/ David J. Aldrich
Liam K. Griffin	David J. Aldrich
Chief Executive Officer	Executive Chairman and Chairman of the Board
President and Director
(principal executive officer)	/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Kris Sennesael	Director
Kris Sennesael
Senior Vice President and Chief Financial Officer	/s/Timothy R. Furey
(principal accounting and financial officer)	Timothy R. Furey
Director

/s/ Balakrishnan S. Iyer
Balakrishnan S. Iyer
Director

/s/ Christine King
Christine King
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ David J. McLachlan
David J. McLachlan
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning balance	Charged to assets or expenses	Deductions	Misc. (1)	Ending balance
Year Ended October 3, 2014
Allowance for doubtful accounts	$0.5	$0.2	$0.1	$—	$0.8
Reserve for sales returns	$4.7	$12.7	$(3.3)	$—	$14.1
Valuation allowance on deferred tax assets	$51.0	$7.1	$—	$2.7	$60.8
Year Ended October 2, 2015
Allowance for doubtful accounts	$0.8	$(0.4)	$—	$—	$0.4
Reserve for sales returns	$14.1	$16.0	$(17.9)	$—	$12.2
Valuation allowance on deferred tax assets	$60.8	$3.6	$—	$0.8	$65.2
Year Ended September 30, 2016
Allowance for doubtful accounts	$0.4	$0.1	$—	$—	$0.5
Reserve for sales returns	$12.2	$16.1	$(16.0)	$—	$12.3
Valuation allowance on deferred tax assets	$65.2	$13.9	$—	$—	$79.1

(1) Includes acquired balances

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd. Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/2/2016
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.16*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.17*	Form of Nonstatutory Stock Option Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.18*	Form of Performance Share Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.19*	Form of Restricted Stock Unit Agreement under the Company's 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.20*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.21*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.22*	Fiscal 2016 Executive Incentive Plan	10-Q	001-05560	10.1	2/3/2016
10.23*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/4/2016
10.24*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.25*	Letter to the Company from David Aldrich, dated December 16, 2014	10-Q	001-05560	10.2	2/4/2015
10.26*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.27*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Donald Palette	10-Q	001-05560	10.4	2/4/2015
10.28*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Bruce Freyman	10-Q	001-05560	10.5	2/4/2015
10.29*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Mark Tremallo	10-Q	001-05560	10.6	2/4/2015
10.30*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2016

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.31*	Change in Control / Severance Agreement, dated November 9, 2015, between the Company and Laura Gasparini	10-Q	001-05560	10.3	8/3/2016
10.32*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael					X
10.33*	Transition Letter, dated August 26, 2016 between the Company and Donald Palette					X
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.