Form 10-K/A
SKYWORKS SOLUTIONS, INC.
filed 2017-01-30
CIK 4127

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2016) was approximately $ 14,812,361,660. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 16, 2017, was 184,800,343.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on November 22, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2017 Annual Meeting of Stockholders is scheduled for May 10, 2017, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 16, 2017:

Name	Title
David J. Aldrich	Chairman of the Board and Executive Chairman
David J. McLachlan	Lead Independent Director
Liam K. Griffin	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Bruce J. Freyman	Executive Vice President, Worldwide Operations
Peter L. Gammel	Chief Technology Officer
Laura A. Gasparini	Vice President, Human Resources
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Vice President, General Counsel and Secretary
Directors
David J. Aldrich, age 59, has served as Chairman of the Board and Executive Chairman since May 2016. Previously, he served as Chairman of the Board and Chief Executive Officer from May 2014 to May 2016 and as President and Chief Executive Officer and as a director from April 2000 to May 2014. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, he served as Executive Vice President, and from May 1996 to May 1999, he served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. Prior to joining Skyworks, he held senior management positions at Adams-Russell Company and M/A-COM, Inc. Mr. Aldrich has also served since February 2007 as a director of Belden Inc. (a publicly traded designer and manufacturer of cable products and transmission solutions).
We believe that Mr. Aldrich is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position, and investors. Further, as a result of his service as a director for Belden Inc., a multinational public company, Mr. Aldrich provides the Board of Directors with another organizational perspective and other cross-board experience.
David J. McLachlan, age 78, has been a director since 2000 and Lead Independent Director since May 2014. He served as Chairman of the Board from May 2008 to May 2014. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). He previously served as a director of Dyax Corp. until January 2016, when it was acquired by Shire plc.
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

Liam K. Griffin, age 50, is President and Chief Executive Officer and a director of the Company. Prior to his appointment as Chief Executive Officer and to the board of directors in May 2016, he had served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded designer, developer, manufacturer and marketer of modular power components and complete power systems).
We believe that Mr. Griffin is qualified to serve as a director because of his breadth of leadership experience and in-depth understanding of Skyworks’ business gained through serving in several different executive positions at Skyworks over the past 15 years. Mr. Griffin brings to the Board of Directors strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as a deep understanding of the semiconductor industry and its competitive landscape. His service as a director for Vicor Corp. gives Mr. Griffin added perspective regarding the challenges confronting public technology companies.
Kevin L. Beebe, age 57, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co. (a wireless communication company). He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as chairman of the board of directors of NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), and as a director for SBA Communications Corporation (a publicly traded operator of wireless communications towers in North, South, and Central America), Syniverse Technologies, Inc. (a privately held provider of support services for wireless carriers), and Logix Communications (a privately held provider of facilities-based communications services).
We believe that Mr. Beebe is qualified to serve as a director because of his two decades of experience as an operating executive in the wireless telecommunications industry. For example, as Group President of Operations at ALLTEL, he was instrumental in expanding ALLTEL’s higher margin retail business, which significantly enhanced ALLTEL’s competitive position in a dynamic, consolidating industry. In addition, as Chief Executive Officer of 2BPartners, LLC, Mr. Beebe continues to gain a broad range of business experience and to build business relationships by advising leading private equity firms that are transacting business in the global capital markets. Mr. Beebe provides cross-board experience by serving as a director for several public and private companies (including service on both audit and governance committees). Further, Mr. Beebe has served as a director of Skyworks since 2004 and has gained significant familiarity with Skyworks’ business.
Timothy R. Furey, age 58, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets). Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over 18 years of service on the Board of Directors.
Balakrishnan S. Iyer, age 60, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the boards of directors of Power Integrations, Inc., and IHS Markit Ltd. (each a publicly traded company). He served as a director of Conexant from February 2002 until April 2011, as a director of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher Scientific Inc., as a director of IHS Inc. from December 2003 until July 2016, when it completed a merger with Markit Ltd., and as a director of QLogic Corporation from June 2003 until August 2016, when it was acquired by Cavium, Inc.

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
Christine King, age 67, has been a director since January 2014. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. Ms. King currently serves as a director of Cirrus Logic, Inc., and IDACORP, Inc. (each a publicly traded company), and as a director of Idaho Power Company (a subsidiary of IDACORP). She previously served as a director of QLogic Corporation, Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
We believe that Ms. King is qualified to serve as a director because of her extensive management and operational experience in the high tech and semiconductor industries. In particular, through her experience as Executive Chairman of QLogic and as Chief Executive Officer of Standard Microsystems and AMI Semiconductor, as well as her service as a director of other public companies, Ms. King provides the Board of Directors with significant strategic, operational, and financial expertise.
David P. McGlade, age 56, has been a director since February 2005. He has served as Executive Chairman of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services) since April 2015, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
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
Robert A. Schriesheim, age 56, has been a director since May 2006. He served as Executive Vice President and Chief Financial Officer of Sears Holdings from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund). Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim currently serves as a director of Houlihan Lokey Inc. (a publicly traded financial services firm) and NII Holdings, Inc. (a publicly traded provider of wireless telecommunications services in Latin America), and previously served as a director of Lawson Software until its sale in July 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
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
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2017 Annual Meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than Executive Chairman and Chief Executive Officer)

Bruce J. Freyman, age 56, joined the Company in May 2005 and has served as Executive Vice President, Worldwide Operations since May 2014. He also served as Senior Vice President, Worldwide Operations from November 2010 to May 2014 and as Vice President, Operations from May 2005 to November 2010. Previously, he served as President and Chief Operating Officer of Amkor Technology and also held various senior management positions, including Executive Vice President of Operations from 2001 to 2004. Earlier, Mr. Freyman spent 10 years with Motorola managing their semiconductor packaging operations for portable communications products.
Peter L. Gammel, age 56, joined the Company in June 2011 in connection with the Company’s acquisition of SiGe Semiconductor Inc. and has served as Chief Technology Officer since March 2013. He served as Vice President and General Manager, Mobile Connectivity from October 2011 to March 2013, and Vice President, Engineering from June 2011 to October 2011. At SiGe, he served as Chief Technology Officer and Vice President of Engineering from June 2007 to June 2011. His prior experience included positions as Vice President of Engineering at Renaissance Wireless, Chief Technology Officer at AdvanceNanotech, Inc., and Chief Technology Officer for the Analog Products Business of Agere Systems Inc.
Laura A. Gasparini, 66, is Vice President, Human Resources of the Company, a position she has held since July 2015. Previously, Ms. Gasparini served as a Senior Director within the Company’s human resources department from October 2002 to July 2015. She first joined the Company in 1989, and rejoined in 1998 following a brief tenure with Unitrode Corporation from 1995 to 1998.
Kris Sennesael, age 48, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.
Robert J. Terry, age 50, joined the Company in 2003 and has served as Vice President, General Counsel and Secretary since November 2016. He previously served as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 30, 2016 (“fiscal year 2016”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made, with the exception of one late Form 4 filed by Mr. Gammel on May 18, 2016, to report a transaction dated as of May 5, 2016.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2016 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2016, our Named Executive Officers were:

•	David J. Aldrich, Executive Chairman (served as Chief Executive Officer until May 11, 2016);

•	Liam K. Griffin, President and Chief Executive Officer (assumed role as Chief Executive Officer on May 11, 2016);

•	Kris Sennesael, Senior Vice President and Chief Financial Officer (assumed role as Chief Financial Officer on August 29, 2016);

•	Donald W. Palette, Former Executive Vice President and Chief Financial Officer (retired as Chief Financial Officer and as an executive officer effective as of August 29, 2016);

•	Bruce J. Freyman, Executive Vice President, Worldwide Operations;

•	Peter L. Gammel, Chief Technology Officer; and

•	Mark V.B. Tremallo, Former Vice President, General Counsel and Secretary (retired as General Counsel and as an executive officer effective as of November 10, 2016).
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable NASDAQ Rules, outside directors within the meaning of Section 162 of the Internal Revenue Code (“IRC”), and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including base salary, short-term incentives, and long-term stock-based incentives, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.
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
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2016, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 20 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) the “peer” group data for 15 publicly traded semiconductor companies with which the Company competes for executive talent:

*Altera	*Freescale Semiconductor	*Micron Technology
*Analog Devices	*Linear Technology	*NVIDIA
*Applied Materials	*Marvell Technology Group	*Qorvo
*Avago Technologies	*Maxim Integrated Products	*Texas Instruments
*Broadcom	*Microchip Technology	*Xilinx
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2016 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the incentive targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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
In determining the compensation of Mr. Aldrich for his service as Chief Executive Officer for fiscal year 2016, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the considerable length of Mr. Aldrich’s service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets, short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for fiscal year 2016 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Mr. Aldrich was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.
Response to Stockholder Vote on Executive Compensation at 2016 Annual Meeting
At our 2016 Annual Meeting of stockholders, approximately 96% of the votes cast approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2016 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2016. However, the Compensation Committee still undertook a review of our compensation policies and determinations following the 2016 Annual Meeting with the assistance of Aon/Radford. After this review and consideration of evolving best practices in executive compensation by public companies generally, upon the recommendation of the Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
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
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2016 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the base salary for each Named Executive Officer for fiscal year 2016 increased on average 6.3% from the Named Executive Officer’s base salary in fiscal year 2015 (excluding Mr. Sennesael, whose employment with the Company commenced in August 2016) as a result of market-based salary adjustments recommended by Aon/Radford, with increases ranging from 3.0% to 10.0%.
When Mr. Griffin was promoted to Chief Executive Officer in May 2016, the Compensation Committee determined that his base salary would be equal to the $850,000 base salary that had been approved for Mr. Aldrich, his predecessor, for fiscal year 2016. In setting Mr. Griffin’s base salary, the Compensation Committee relied on Aon/Radford’s guidance on current market practices related to promotions to chief executive officer in addition to the Company’s internal compensation structure and Mr. Griffin’s experience and long tenure.
Concurrently with Mr. Griffin’s appointment as Chief Executive Officer and Mr. Aldrich’s appointment as Executive Chairman in May 2016, the Compensation Committee determined that Mr. Aldrich’s base salary would be reduced to $800,000. In determining Mr. Aldrich’s base salary as Executive Chairman, the Compensation Committee relied on Aon/Radford’s guidance on current market practices related to chief executive officer transitions in addition to the Company’s internal compensation structure and Mr. Aldrich’s experience and long tenure.
Mr. Sennesael was appointed Senior Vice President and Chief Financial Officer in August 2016, at which time the Compensation Committee set his base salary based on current market practices for chief financial officers in the semiconductor industry in companies with similar revenue in addition to the Company’s internal compensation structure and Mr. Sennesael’s experience and existing compensation package.
Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2016, the Compensation Committee adopted the 2016 Executive Incentive Plan (the “Incentive Plan”).

The Incentive Plan established short-term incentive awards that could be earned annually by certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established on an annual basis. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance goals that are generally short-term (i.e., one year or less). Pursuant to the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal (referred to as the “maximum” level). Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” percentage, which is designed to be above the median short-term compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term compensation payment would be made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2016 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer (1)	80%	160%	320%
President (1)	50%	100%	200%
Chief Financial Officer	45%	90%	180%
Other Executive Officers	35%	70%	140%

(1)
Effective as of May 11, 2016, at the time of Mr. Griffin’s promotion from President to Chief Executive Officer, the threshold, target, and maximum levels of his short-term incentive compensation were increased from 50%, 100%, and 200% of his annual base salary, respectively, to 80%, 160%, and 320% of his annual base salary, respectively. Pursuant to the Aldrich Agreement, described below, which was entered into effective as of May 11, 2016, at the time of Mr. Aldrich’s transition from Chief Executive Officer to Executive Chairman, Mr. Aldrich’s short-term incentive opportunity under the Incentive Plan remained unchanged at the level for the Chief Executive Officer.

The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him. For fiscal year 2016 the Compensation Committee determined that the short-term incentive compensation payable under the Incentive Plan would be based on the Company’s performance for the entire fiscal year, consistent with the Compensation Committee’s approach for the prior fiscal year. The Compensation Committee established performance goals for fiscal year 2016 based on achieving revenue, non-GAAP gross margin, and non-GAAP free cash flow targets. Each of the three performance goals was weighted equally (33⅓% each) toward each Named Executive Officer’s payment under the Incentive Plan. The non-GAAP gross margin performance goal is based on the Company’s non-GAAP gross margin, which it calculates by excluding from GAAP gross profit share-based compensation expense and acquisition-related expenses. The non-GAAP free cash flow performance goal is based on the Company’s non-GAAP free cash flow, which it calculates by deducting capital expenditures from, and making certain other adjustments to, GAAP cash from operations.
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

Each executive’s short-term compensation under the Incentive Plan is calculated by evaluating achievement of each performance goal individually, determining the portion of the total eligible bonus earned with respect to each such performance goal, and totaling the resulting amounts.
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
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a nominal performance goal based on non-GAAP operating margin (after accounting for any incentive award payments, including those to be made under the Incentive Plan). The nominal non-GAAP operating margin performance goal is based on the Company’s actual non-GAAP operating margin, which it calculates by excluding from GAAP operating income share-based compensation expense, acquisition-related expenses, amortization of intangibles, restructuring-related charges, litigation settlement gains, losses and expenses, and certain deferred executive compensation. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term compensation awards in extraordinary circumstances.
The Company failed to achieve the nominal non-GAAP operating margin performance goal in fiscal year 2016, with the result that no short-term compensation awards were paid to the Named Executive Officers.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2016, the Compensation Committee made awards to each of the Named Executive Officers (with the exception of Mr. Sennesael) on November 9, 2015, at a regularly scheduled Compensation Committee meeting. Stock options awarded to the Named Executive Officers at the meeting had an exercise price equal to the closing sale price on the meeting date of the Company’s common stock on the NASDAQ Global Select Market.
In making annual stock-based compensation awards to executive officers for fiscal year 2016, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for the attraction and retention of executives and employees, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group competitive grant data by executive position. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics. A description of the PSAs, including the method by which they vest and the related performance metrics, is set forth below in the “Grants of Plan-Based Awards Table.”
On May 11, 2016, the Compensation Committee granted to Mr. Griffin a one-time restricted stock unit (“RSU”) award and stock option award in connection with his promotion to Chief Executive Officer. The number of shares subject to the equity awards granted to him by the Compensation Committee was determined based on competitive data on chief executive officer transitions, prepared by Aon/Radford. The stock option award to Mr. Griffin had an exercise price equal to the closing price of the Company’s common stock on May 11, 2016. A description of the RSU and option awards granted to Mr. Griffin, including the vesting conditions thereof, is set forth below in the “Grants of Plan-Based Awards Table.”
On August 29, 2016, the Compensation Committee granted to Mr. Sennesael a long-term stock-based compensation award in connection with the commencement of his employment with the Company, which was intended to incentivize him to accept an offer of employment with the Company and to align his performance with the goals and objectives of the executive team. The award to Mr. Sennesael consisted of an RSU award and a stock option award. The number of shares subject to the equity awards granted to him by the Compensation Committee was determined based on competitive data on new-hire awards to chief financial officers in the semiconductor industry. The stock option award to Mr. Sennesael had an exercise price equal to the closing price of the Company’s common stock on August 29, 2016. A description of the RSU and option awards granted to Mr. Sennesael, including the vesting conditions thereof, is set forth below in the “Grants of Plan-Based Awards Table.”
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2016, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to approximately $16,000 per executive paid by the Company. In fiscal year 2016, Messrs. Aldrich, Palette, and Tremallo received financial planning services through Ayco. Mr. Aldrich, however, elected to pay personally for such services.
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
The Compensation Committee believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for up to two years after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his employment is involuntarily terminated by the Company without cause and, in the case of the Executive Chairman and the Chief Executive Officer, if he terminates his own employment for good reason (as defined in each executive’s respective agreement). In addition, provided he does not voluntarily terminate his employment with the Company before the date of the Company’s 2017 annual meeting of stockholders, the Executive Chairman is entitled to certain severance benefits upon the expiration of the term of his agreement. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s severance or other termination benefit is generally tied to his respective annual base salary and any short-term incentive earned.
Additionally, each Named Executive Officer would receive enhanced severance benefits and accelerated vesting of equity awards if his employment were terminated under certain circumstances in connection with a change in control of the Company. These benefits are described in detail further below under “Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes these enhanced severance benefits and accelerated vesting are appropriate because the occurrence, or potential occurrence, of a change-in-control transaction would likely create uncertainty regarding the continued employment of executive officers that typically occurs in a change-in-control context, and such severance benefits and accelerated vesting encourage the Named Executive Officers to remain employed with the Company through the change-in-control process and to focus on enhancing stockholder value both before and during the process. In addition, the vesting protection helps assure the Named Executive Officers that they will not lose the expected value of their equity awards because of a change in control of the Company.
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers (including those Named Executive Officers who are still currently serving as executive officers) with those of our stockholders. Under the Executive Officer Ownership guidelines, our Executive Chairman and our Chief Executive Officer are each required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times such executive’s current base salary, or (b) 160,000 or 170,000 shares, respectively; our Senior Vice President and Chief Financial Officer and our Executive Vice President, Worldwide Operations, are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary, or (b) 35,400 shares; and our Chief Technology Officer is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times his current base salary, or (b) 25,400 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 16, 2017, all of our Named Executive Officers who remained executive officers of the Company were in compliance with the stock ownership guidelines (with the exception of Messrs. Griffin and Sennesael, who each has until the third anniversary of the date he assumed his current position to comply with the guidelines).
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

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2016, our fiscal year ended October 2, 2015 (“fiscal year 2015”), and our fiscal year ended October 3, 2014 (“fiscal year 2014”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
David J. Aldrich (4)	2016	822,981	3,720,250	2,457,108	—	15,043	7,015,382
Executive Chairman and	2015	771,635	4,603,190	2,443,320	2,325,000	14,910	10,158,055
Former Chief Executive Officer	2014	747,769	2,474,753	1,455,384	2,220,000	14,717	6,912,623
Liam K. Griffin (5)	2016	660,404	3,465,060	2,591,488	—	11,751	6,728,703
President and	2015	513,558	1,752,182	932,904	927,000	11,410	4,137,054
Chief Executive Officer	2014	485,923	2,657,829	675,714	807,243	11,225	4,637,934
Kris Sennesael (6)	2016	40,865	1,880,500	926,700	—	78	2,848,143
Senior Vice President and
Chief Financial Officer
Donald W. Palette (7)	2016	457,962	1,190,480	764,434	—	30,721	2,443,597
Former Executive Vice President	2015	418,750	1,336,410	710,784	672,000	29,278	3,167,222
and Chief Financial Officer	2014	413,535	1,983,526	415,824	610,500	27,664	3,451,049
Bruce J. Freyman	2016	423,750	744,050	546,024	—	12,992	1,726,816
Executive Vice President,	2015	410,846	816,695	488,664	576,800	12,694	2,305,699
Worldwide Operations	2014	406,615	1,639,190	332,659	560,000	11,666	2,950,130
Peter L. Gammel	2016	379,900	818,455	546,024	—	18,075	1,762,454
Chief Technology Officer	2015	364,700	742,450	399,816	407,000	16,218	1,930,184
	2014	316,763	467,453	259,890	346,500	17,426	1,408,033
Mark V.B. Tremallo (8)	2016	387,596	669,645	436,819	—	29,554	1,523,614
Former Vice President, General	2015	363,942	742,450	399,816	401,500	27,976	1,935,684
Counsel and Secretary	2014	359,731	412,459	228,703	389,400	27,246	1,417,539

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of stock options, PSAs, and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2014, 2015, and 2016, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Aldrich (FY 2014: $3,611,003; FY 2015: $6,493,260; FY 2016: $5,842,500), Mr. Griffin (FY 2014: $3,213,329; FY 2015: $2,471,628; FY 2016: $4,483,740), Mr. Palette (FY 2014: $2,324,401; FY 2015: $1,885,140; FY 2016: $1,869,600), Mr. Freyman (FY 2014: $1,916,940; FY 2015: $1,152,030; FY 2016: $1,168,500), Mr. Gammel (FY 2014: $682,078; FY 2015: $1,047,300; FY 2016: $1,285,350) and Mr. Tremallo (FY 2014: $601,834; FY 2015: $1,047,300; FY 2016: $1,051,650). For a description of the assumptions used in calculating the fair value of equity awards in 2016 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2016.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For fiscal year 2016, no short-term compensation awards were paid. For fiscal years 2014 and 2015, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Aldrich (FY 2014: $1,110,000; FY 2015: $1,162,500), Mr. Griffin (FY 2014: $403,622; FY 2015: $463,500), Mr. Palette (FY 2014: $305,250; FY 2015: $336,000), Mr. Freyman (FY 2014: $280,000; FY 2015: $288,400), Mr. Gammel (FY 2014: $173,250; FY 2015: $203,500), and Mr. Tremallo (FY 2014: $194,700; FY 2015: $200,750). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on November 10, 2014, with respect to fiscal year 2014, and on November 9, 2015, with respect to fiscal year 2015, which are the respective dates that the payments under the respective executive incentive plans were approved by the Compensation Committee.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, financial planning services, and dividend accruals on unvested shares of restricted stock (which became payable when the underlying shares vested).

(4)	Mr. Aldrich served as Chief Executive Officer until May 11, 2016, when he was appointed to serve as Executive Chairman.

(5)	Mr. Griffin served as President until May 11, 2016, when he was appointed to serve as President and Chief Executive Officer.

(6)	Mr. Sennesael began his employment with the Company, and assumed the role of Chief Financial Officer, on August 29, 2016.

(7)	Mr. Palette retired as Chief Financial Officer effective as of August 29, 2016. He remains employed by the Company in a non-executive transition capacity, as discussed below.

(8)	Mr. Tremallo retired as Vice President, General Counsel and Secretary effective as of November 10, 2016. He remains employed by the Company in a non-executive transition capacity, as discussed below.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2016, including incentive awards payable under our Fiscal Year 2016 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Or Units (#)(3)	Options (#)(4)	($/Sh) (5)	Option Awards ($)
David J. Aldrich		664,242	1,328,485	2,656,970
	11/9/2015				25,000	50,000	100,000				3,720,250(6)
	11/9/2015								90,000	84.89	2,457,108(7)
Liam K. Griffin		431,515	863,030	1,726,061
	11/9/2015				12,000	24,000	48,000				1,785,720(5)
	11/9/2015								43,000	84.89	1,173,952(6)
	5/11/2016							26,000			1,679,340(8)
	5/11/2016								73,000	64.59	1,417,536(6)
Kris Sennesael	8/29/2016							25,000			1,880,500(9)
	8/29/2016								40,000	75.22	926,700(6)
Donald W. Palette		207,900	415,800	831,600
	11/9/2015				8,000	16,000	32,000				1,190,480(5)
	11/9/2015								28,000	84.89	764,434(6)
Bruce J. Freyman		148,750	297,500	595,000
	11/9/2015				5,000	10,000	20,000				744,050(5)
	11/9/2015								20,000	84.89	546,024(6)
Peter L. Gammel		133,350	266,700	533,400
	11/9/2015				5,500	11,000	22,000				818,455(5)
	11/9/2015								20,000	84.89	546,024(6)
Mark V.B. Tremallo		136,500	273,000	546,000
	11/9/2015				4,500	9,000	18,000				669,645(5)
	11/9/2015								16,000	84.89	436,819(6)

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

(2)
The amounts shown represent shares potentially issuable pursuant to PSAs granted on November 9, 2015, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY16 PSAs”). The FY16 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP operating margin achieved (related to 50% of the shares underlying the award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (related to the other 50% of the shares underlying the award) during the performance period against a range of pre-established targets. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Comparator Group and excludes any such company that during fiscal year 2016 is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY16 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two (2) times the “target”

number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the FY16 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.
The “continued employment” condition of the FY16 PSAs provides that, to the extent that the non-GAAP operating margin and TSR percentile ranking performance metrics are met for the fiscal year, then twenty-five percent (25%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, twenty-five percent (25%) of such shares would be issuable to the executive on the second anniversary of the grant date, and the remaining fifty percent (50%) of such shares would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY16 PSA (or his estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

(3)
Represents shares underlying RSU awards granted under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date.

(4)
The options vest over four years at a rate of 25% per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date. Options may not be exercised more than three months after the executive ceases to be employed by the Company, except in the event of certain qualifying terminations of employment, including by reason of death or permanent disability, in which event the option may be exercised for specific periods following the termination of employment (but in no case shall the period of exercisability be extended beyond the expiration of the option’s maximum term).

(5)	Stock options awarded to executive officers have an exercise price equal to the closing price of the Company’s common stock on the grant date.

(6)
Reflects the grant date fair value of the FY16 PSAs granted on November 9, 2015, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $84.89 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on November 9, 2015, to value the portion of the award related to non-GAAP operating margin, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2016 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2016.

(7)
Reflects the grant date fair value of the stock options, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation based on the applicable date of grant. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2016 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 22, 2016.

(8)
Reflects the grant date fair value of the RSUs granted on May 11, 2016, computed in accordance with the provisions of ASC 718 using a price of $64.59 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 11, 2016.

(9)
Reflects the grant date fair value of the RSUs granted on August 29, 2016, computed in accordance with the provisions of ASC 718 using a price of $75.22 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on August 29, 2016.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
David J. Aldrich	17,709	45,075(2)	20.02	11/8/2019	90,000(8)	6,852,600
	50,715	70,000(3)	25.25	11/7/2020	93,000(9)	7,081,020
	27,500	82,500(4)	60.97	11/10/2021	18,449(10)	1,404,707
	0	90,000(5)	84.89	11/9/2022
Liam K. Griffin	12,500	0	19.08	11/10/2018	44,000(8)	3,350,160
	15,000	15,000(2)	20.02	11/8/2019	35,400(9)	2,695,356
	16,250	32,500(3)	25.25	11/7/2020	8,856(10)	674,296
	10,500	31,500(4)	60.97	11/10/2021	17,500(11)	1,332,450
	0	43,000(5)	84.89	11/9/2022	26,000(12)	1,979,640
	0	73,000(6)	64.59	5/11/2023
Kris Sennesael	0	40,000(7)	75.22	8/29/2023	25,000(13)	1,903,500
Donald W. Palette	0	10,500(2)	20.02	11/8/2019	27,000(8)	2,055,780
	0	20,000(3)	25.25	11/7/2020	27,000(9)	2,055,780
	0	24,000(4)	60.97	11/10/2021	5,904(10)	449,531
	0	28,000(5)	84.89	11/9/2022	30,000(14)	2,284,200
Bruce J. Freyman	11,250	0	19.08	11/10/2018	22,000(8)	1,675,080
	9,000	9,000(2)	20.02	11/8/2019	16,500(9)	1,256,310
	8,000	16,000(3)	25.25	11/7/2020	3,689(10)	280,880
	5,500	16,500(4)	60.97	11/10/2021	25,000(14)	1,903,500
	0	20,000(5)	84.89	11/9/2022
Peter L. Gammel	500	0	24.32	6/10/2018	17,000(8)	1,294,380
	2,500	0	19.08	11/10/2018	15,000(9)	1,142,100
	2,400	2,400(2)	20.02	11/8/2019	4,057(10)	308,900
	6,250	12,500(3)	25.25	11/7/2020
	4,500	13,500(4)	60.97	11/10/2021
	0	20,000(5)	84.89	11/9/2022
Mark V.B. Tremallo	4,850	5,500(2)	20.02	11/8/2019	15,000(8)	1,142,100
	7,750	11,000(3)	25.25	11/7/2020	15,000(9)	1,142,100
	4,500	13,500(4)	60.97	11/10/2021	3,320(10)	252,785
	0	16,000(5)	84.89	11/9/2022

(1)	Reflects a price of $76.14 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 30, 2016.

(2)	These options were granted on November 8, 2012, and vested at a rate of 25% per year on each anniversary of the grant date until they became fully vested on November 8, 2016.

(3)	These options were granted on November 7, 2013, and vest at a rate of 25% per year on each anniversary of the grant date through November 7, 2017.

(4)	These options were granted on November 10, 2014, and vest at a rate of 25% per year on each anniversary of the grant date through November 10, 2018.

(5)	These options were granted on November 9, 2015, and vest at a rate of 25% per year on each anniversary of the grant date through November 9, 2019.

(6)	These options were granted on May 11, 2016, and vest at a rate of 25% per year on each anniversary of the grant date through May 11, 2020.

(7)	These options were granted on August 29, 2016, and vest at a rate of 25% per year on each anniversary of the grant date through August 29, 2020.

(8)
Represents shares issuable under the PSAs granted on November 7, 2013, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY14 PSAs”). Twenty-five percent (25%) of the shares earned under the FY14 PSAs were issued on each of November 10, 2014, and November 7, 2015, and the remaining fifty percent (50%) of the shares earned were issued on November 7, 2016.

(9)
Represents shares issuable under the PSAs granted on November 10, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY15 PSAs”). Twenty-five percent (25%) of the shares earned under the FY15 PSAs were issued on each of November 10, 2015, and November 10, 2016, and the remaining fifty percent (50%) of the shares earned will be issued on November 10, 2017, provided the executive meets the continued employment condition.

(10)
Represents shares issuable under the FY16 PSAs (awarded on November 9, 2015, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above). With respect to the FY16 PSAs, the Company achieved 36.9% of the “target” level of performance and, accordingly, on November 9, 2016, the Company issued twenty-five percent (25%) of the number of shares earned by each executive under his FY16 PSA. Twenty-five percent (25%) of the shares earned under the FY16 PSAs will be issued on November 9, 2017, and the remaining fifty percent (50%) of the shares earned will be issued on November 9, 2018, provided the executive meets the continued employment condition.

(11)
Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through May 6, 2018.

(12)
Represents shares issuable under an RSU award granted on May 11, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through May 11, 2020.

(13)
Represents shares issuable under an RSU award granted on August 29, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through August 29, 2020.

(14)	Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests in full on May 6, 2017.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David J. Aldrich	261,000	12,835,282	192,002	16,158,930
Liam K. Griffin	—	—	79,970	6,558,042
Kris Sennesael	—	—	—	—
Donald W. Palette	61,000	2,999,212	52,436	4,410,612
Bruce J. Freyman	—	—	42,694	3,599,434
Peter L. Gammel	3,000	168,928	20,235	1,695,149
Mark V.B. Tremallo	15,000	899,121	27,468	2,309,159

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
The following table summarizes Mr. Aldrich’s aggregate earnings and aggregate account balance under the Executive Compensation Plan in fiscal year 2016. In fiscal year 2016, there were no withdrawals by or distributions to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich	96,804	1,250,876

(1)
Balance as of September 30, 2016. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

Potential Payments Upon Termination or Change in Control
Mr. Aldrich
On May 11, 2016, in connection with the transition of Mr. Aldrich from Chief Executive Officer to Executive Chairman of the Company, the Company entered into a second amended and restated Change of Control / Severance Agreement with Mr. Aldrich (the “Aldrich Agreement”). The Aldrich Agreement sets out severance benefits that become payable if, while employed by the Company, other than following a change of control, Mr. Aldrich either (i) is terminated without cause, or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Aldrich under either of these circumstances would consist of: (i) a lump-sum payment equal to two (2) times the sum of (A) his then-current annual base salary immediately prior to such termination and (B) the Bonus Amount (as defined below), and (ii) full acceleration of the vesting of all of Mr. Aldrich’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards, and the right to receive the number of performance shares under outstanding PSAs that he would have earned had he remained employed through the end of the applicable performance period.  The Bonus Amount is an amount equal to the greater of (x) the average of the short-term cash incentive awards received for the three (3) years prior to the year in which the termination occurs, and (y) the target annual short-term cash incentive award for the year in which the termination occurs.
The Aldrich Agreement also sets out severance benefits that become payable if (i) within two (2) years after a change of control, Mr. Aldrich’s employment is either (A) terminated by the Company without cause, or (B) terminated by him for good reason, or (ii) the term of the Aldrich Agreement expires within ninety (90) days following a change of control. The severance benefits provided to Mr. Aldrich in such circumstances would consist of: (i) a lump-sum payment equal to two and one-half (2½) times the sum of (A) his annual base salary immediately prior to the change of control, and (B) the CIC Bonus Amount (as defined below); (ii) Mr. Aldrich’s then-outstanding stock options would become exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) provided he is eligible for and timely elects to continue receiving group medical coverage, certain COBRA continuation for him and his eligible dependents (“COBRA continuation”) for a period of eighteen (18) months after the termination. Additionally, except as may otherwise be provided in an award agreement documenting an award made under the Company’s 2015 Long-Term Incentive Plan with respect to a change in control (as that term is defined in the 2015 Long-Term Incentive Plan), in the event of a change of control, the Aldrich Agreement provides for full acceleration of the vesting of all of Mr. Aldrich’s then-outstanding stock options and restricted stock awards and partial acceleration of any outstanding PSAs.  The CIC Bonus Amount is an amount equal to the greater of (x) the average of the annual short-term cash incentive awards received for the three (3) years prior to the year in which the change of control occurs and (y) the target annual short-term cash incentive award for the year in which the change of control occurs.
The Aldrich Agreement also sets out the benefits that become payable upon the earlier of the expiration of the term of the Aldrich Agreement (including an early expiration of the term that occurs following the Company’s 2017 annual meeting of stockholders by mutual agreement of the Company and Mr. Aldrich) or Mr. Aldrich’s death or disability, provided that Mr. Aldrich does not voluntarily terminate his employment with the Company before the date on which the Company’s 2017 annual meeting of stockholders occurs. The benefits provided to Mr. Aldrich under these circumstances would consist of: (i) a lump-sum payment equal to one (1) times the sum of (A) his then-current annual base salary and (B) the Bonus Amount; (ii) full acceleration of the vesting of all of Mr. Aldrich’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards, and the right to receive the number of performance shares under outstanding PSAs that he would have earned had he remained employed through the end of the applicable performance period (provided that such acceleration shall only apply to a prorated portion of any awards granted to Mr. Aldrich in the final fiscal year of the term of the Aldrich Agreement, based on the number of days he performed services for the Company in such fiscal year); (iii) COBRA continuation for a period of eighteen (18) months after the termination; and (iv) a lump-sum payment of his annual short-term incentive award for the fiscal year in which termination occurs, based on the achievement of any and all applicable performance milestones determined by the Board of Directors in accordance with the terms of the applicable executive bonus plan and prorated based on the number of days he performed services for the Company in such fiscal year.
The Aldrich Agreement sets Mr. Aldrich’s annual base salary at $800,000. Mr. Aldrich will be eligible to participate in any fiscal year executive incentive plan adopted by the Company during the term of the agreement. His annual cash bonus opportunity (i) under the Incentive Plan remained in effect for fiscal year 2016, and (ii) under any executive bonus plan adopted by the Company for any other fiscal year during the term of the Aldrich Agreement shall be the same as the annual cash bonus opportunity for the Company’s then-Chief Executive Officer. The Aldrich Agreement also provides that Mr. Aldrich will be eligible to receive an annual award of stock options and PSAs in each fiscal year during the term of the Aldrich Agreement at the same time as annual equity awards are made to the Company’s executives, in each case, in such amount as is equal to 90% of any such award made by the Company to the Company’s then-Chief Executive Officer.
The Aldrich Agreement has an initial term that lasts until the date on which the Company’s 2018 annual meeting of stockholders occurs and that automatically extends until the date on which the Company’s 2019 annual meeting of stockholders occurs, unless either the Company or Mr. Aldrich timely provides a notice of non-renewal to the other. The Aldrich Agreement is intended to be compliant with Section 409A of the IRC. Additionally, the Aldrich Agreement requires Mr. Aldrich to sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement, and contains non-compete and non-solicitation provisions applicable to him while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment.
Additionally, award agreements for any equity awards granted to Mr. Aldrich under the Company’s 2015 Long-Term Incentive Plan, which became effective on May 18, 2015, provide that, notwithstanding the provision in the Aldrich Agreement providing that his equity awards would vest automatically upon a change of control of the Company, such new equity awards shall instead be governed by the terms of the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards solely upon a change of control.
The terms “change of control,” “cause,” and “good reason” are each defined in the Aldrich Agreement. Change of control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation, or asset sale; or (iv) stockholder approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in his base salary, authority, duties, or responsibilities; (ii) a requirement that Mr. Aldrich report to a corporate officer or employee instead of reporting directly to the Board of Directors; (iii) a material change in his office location; or (iv) any action or inaction constituting a material breach by the Company of the terms of the agreement.
Mr. Griffin
On May 11, 2016, in connection with the appointment of Mr. Griffin as Chief Executive Officer, the Company entered into an amended and restated Change in Control / Severance Agreement with Mr. Griffin (the “Griffin Agreement”). The Griffin Agreement sets out severance benefits that become payable if, while employed by the Company, other than following a change in control, Mr. Griffin either (i) is terminated without cause, or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Griffin under either of these circumstances would consist of: (i) a lump-sum payment equal to two (2) times the sum of (A) his then-current annual base salary immediately prior to such termination and (B) the Bonus Amount; (ii) full acceleration of the vesting of all of Mr. Griffin’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards, and the right to receive the number of performance shares under outstanding PSAs that are earned but unissued and that he would have earned had he remained employed through the end of the applicable performance period; and (iii) COBRA continuation for up to fifteen (15) months after the termination date.
The Griffin Agreement also sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending two (2) years following a change in control, Mr. Griffin’s employment is either (i) terminated by the Company without cause, or (ii) terminated by him for good reason (a “Qualifying Termination”). The severance benefits provided to Mr. Griffin in such circumstances would consist of the following: (i) a lump-sum payment equal to two and one-half (2½) times the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of Mr. Griffin’s then-outstanding stock options would become exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.
The Griffin Agreement also provides that in the event of a Qualifying Termination, Mr. Griffin is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
The Griffin Agreement also provides that all outstanding equity awards held by Mr. Griffin on January 22, 2015, that were granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan will continue, following January 22, 2015, to be governed by the terms of the 2005 Long-Term Incentive Plan and the applicable award agreements thereunder, which terms include automatic accelerated vesting upon a change in control event; provided, however, that for purposes of these awards, a “change in control event” will be deemed to have occurred in the event of a change in control as defined in the Griffin Agreement.
In the event of Mr. Griffin’s death or permanent disability (within the meaning of Section 22(e)(3) of the IRC), the Griffin Agreement provides for full acceleration of the vesting of all then-outstanding equity awards subject to time-based vesting (including stock options, restricted stock awards, RSU awards, and all performance-based equity awards where the performance period has ended and the shares are earned but unissued). The Griffin Agreement also provides that if Mr. Griffin’s death or permanent disability occurs prior to the end of the performance period of a performance-based equity award, each such award would be deemed earned as to the greater of (i) the target level of shares for such award, or (ii) the number of shares that would have been earned pursuant to the terms of such award had he remained employed through the end of the performance period, and such earned shares would become vested and issuable to him after the performance period ends. In addition, all outstanding stock options would be exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
The Griffin Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term from May 11, 2016, and thereafter renews automatically on an annual basis for up to five (5) additional years unless either the Company or Mr. Griffin timely provides a notice of non-renewal to the other prior to the end of the then-current term. The payments due to Mr. Griffin under the Griffin Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in his retaining a larger amount, on an after-tax basis, than if he had received all of the payments due.
Additionally, the Griffin Agreement requires that Mr. Griffin sign a release of claims in favor of the Company before he is eligible to receive any benefits under the Griffin Agreement and contains a non-solicitation provision applicable to Mr. Griffin while he is employed by the Company and for twelve (12) months following the termination of his employment.
The terms “change in control,” “cause,” and “good reason” are each defined in the Griffin Agreement. Change in control means, in summary: (i) the acquisition by a person or a group of 40% or more of the outstanding stock of the Company; (ii) a change, without approval by the Board of Directors, of a majority of the Board of Directors of the Company; (iii) the acquisition of the Company by means of a reorganization, merger, consolidation, or asset sale; or (iv) stockholder approval of a liquidation or dissolution of the Company. Cause means, in summary: (i) deliberate dishonesty that is significantly detrimental to the best interests of the Company; (ii) conduct constituting an act of moral turpitude; (iii) willful disloyalty or insubordination; or (iv) incompetent performance or substantial or continuing inattention to or neglect of duties. Good reason means, in summary: (i) a material diminution in his base compensation, authority, duties, responsibilities, or budget over which he retains authority; (ii) a requirement that Mr. Griffin report to a corporate officer or employee instead of reporting directly to the Board of Directors; (iii) a material change in his office location; or (iv) any action or inaction constituting a material breach by the Company of the terms of the agreement.
Messrs. Sennesael, Palette, Freyman, Gammel, and Tremallo
On December 16, 2014, the Company entered into new Change in Control / Severance Agreements with each of Messrs. Palette, Freyman, Gammel, and Tremallo that became effective on January 22, 2015. On August 29, 2016, the Company entered into a Change in Control / Severance Agreement with Mr. Sennesael. Each such Change in Control / Severance Agreement is referred to herein as a “CIC Agreement.” The CIC Agreements for Mr. Palette and Mr. Tremallo were subsequently amended pursuant to transition letters as further discussed below.
Each CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause, or (ii) terminated by the executive for good reason (for each such executive, a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to two (2) times (one and one-half (1½) times, in the case of Mr. Sennesael) the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-

outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.
Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
The CIC Agreement for each of Messrs. Palette, Freyman, Gammel, and Tremallo also provides that all outstanding equity awards held by the executive on January 22, 2015, that were granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan will continue, following January 22, 2015, to be governed by the terms of the 2005 Long-Term Incentive Plan and the applicable award agreements thereunder, which terms include automatic accelerated vesting upon a change in control event; provided, however, that for purposes of these awards, a “change in control event” will be deemed to have occurred in the event of a change in control as defined in the CIC Agreement. On May 18, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards upon a change in control. Since May 18, 2015, no awards have been made, and in the future no awards will be made, to the Named Executive Officers or other employees under the 2005 Long-Term Incentive Plan.
Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance would consist of the following: (i) in the case of Messrs. Palette, Gammel, and Tremallo, a lump sum payment equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due, and in the case of Messrs. Sennesael and Freyman, biweekly compensation continuation payments for a period of twelve (12) months, with each such compensation continuation payment being equal to the aggregate payment amount divided by twenty-six (26), where the aggregate payment is equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options would remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation coverage for up to twelve (12) months after the termination date.
In the event of the executive’s death or permanent disability (within the meaning of Section 22(e)(3) of the IRC), each CIC Agreement provides for full acceleration of the vesting of all then-outstanding equity awards subject to time-based vesting (including stock options, restricted stock awards, RSU awards, and all performance-based equity awards where the performance period has ended and the shares are earned but unissued). Each CIC Agreement also provides that for a performance-based equity award where the executive’s death or permanent disability occurs prior to the end of the performance period, such award would be deemed earned as to the greater of (i) the target level of shares for such award, or (ii) the number of shares that would have been earned pursuant to the terms of such award had the executive remained employed through the end of the performance period, and such earned shares would become vested and issuable to the executive after the performance period ends. In addition, all outstanding stock options would remain exercisable for a period of twelve (12) months following the termination of employment (but not beyond the expiration of their respective maximum terms).
Each CIC Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term, and thereafter renews automatically on an annual basis for up to five (5) additional years unless either the Company or the executive timely provides a notice of non-renewal to the other prior to the end of the then-current term. The payments due to each executive under his CIC Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in the executive retaining a larger amount, on an after-tax basis, than if he had received all of the payments due.
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. The CIC Agreement for each of Messrs. Palette, Gammel, and Tremallo contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. The CIC Agreement for each of Messrs. Sennesael and Freyman contains non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
Effective as of August 29, 2016, Mr. Palette retired from his position as Chief Financial Officer of the Company. Mr. Palette will continue to serve as a non-executive employee of the Company through May 31, 2017, after which transition period his employment with the Company will end. In connection with his transition, the Company amended Mr. Palette’s CIC Agreement through a new transition letter agreement dated August 26, 2016 (the “Palette Transition Letter”). Under the Palette Transition Letter, Mr. Palette will generally receive ongoing compensation and benefits during the transition period consistent with those in effect prior to his retirement as Chief Financial Officer, except that he will cease to be eligible for short-term cash incentives, other cash bonus programs, or any equity incentives related to fiscal year 2017. If Mr. Palette remains employed until May 31, 2017, the Company will thereafter pay a portion of his COBRA premiums for up to eighteen (18) months, and any outstanding stock options that have vested by such date will remain exercisable for up to one (1) year. If the Company terminates Mr. Palette’s employment without cause (as defined in his CIC Agreement) before May 31, 2017, he will receive a lump-sum severance payment equal to twice his annual base salary, the Company-paid portion of COBRA premiums for twelve (12) months, and the extended option exercisability. The new arrangements under the Palette Transition Letter replace and supersede the financial terms of his CIC Agreement other than in the event of death or disability. If Mr. Palette resigns before May 31, 2017, or is terminated for cause, he will not receive any additional compensation or benefits.
Effective as of November 10, 2016, Mark V.B. Tremallo retired from his position as Vice President, General Counsel and Secretary of the Company. Mr. Tremallo will continue to serve as an employee of the Company serving in a non-executive transition role. In connection with this transition, the Company entered into a letter agreement with Mr. Tremallo dated November 8, 2016 (the “Tremallo Transition Letter”). During the transition period, Mr. Tremallo will receive a base salary equal to twenty-five percent of his base salary as of November 8, 2016, and continue to be eligible for benefits consistent with those he was receiving as of such date; provided, however, that he will not be eligible to participate in any cash incentive plan, receive any cash bonus, or receive any equity incentive award related to fiscal year 2017. If Mr. Tremallo remains employed until November 15, 2017, the Company will thereafter pay a portion of his COBRA premiums for up to eighteen (18) months, and any outstanding stock options that have vested by such date will remain exercisable for up to one (1) year. If the Company terminates Mr. Tremallo’s employment without cause (as defined in his CIC Agreement) before November 15, 2017, he will receive a lump-sum severance payment equal to twice his annual base salary, the Company-paid portion of COBRA premiums for twelve (12) months, and the extended option exercisability. The new arrangements under the Tremallo Transition Letter replace and supersede the financial terms of his CIC Agreement other than in the event of death or disability. If Mr. Tremallo resigns before November 15, 2017, or is terminated for cause, he will not receive any additional compensation or benefits.
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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of September 30, 2016, in the following circumstances as of such date:

•	termination without cause outside of a change in control (or for Mr. Palette, a change in his responsibilities);

•	termination without cause or for good reason in connection with a change in control;

•	in the event of a termination of employment because of death or disability; and

•	upon a change in control not involving a termination of employment.
Except where noted, the accelerated equity values in the table reflect a price of $76.14 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on September 30, 2016. The table does not reflect any equity awards made after September 30, 2016.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)		Termination w/o Cause or for Good Reason, After Change in Control ($)		Death/ Disability ($)	Change in Control w/o Termination ($)(1)
David J. Aldrich(2)(3)	Salary and Short-Term Incentive	5,291,135	(4)	6,613,918	(5)	2,645,567	—
	Accelerated Options	7,343,434		7,343,434		7,343,434	7,343,434
	Accelerated PSAs	15,338,327		15,338,327		15,338,327	13,933,620
	Medical	—		25,671		25,671	—
	TOTAL	27,972,896		29,321,350		25,352,999	21,277,054
Liam K. Griffin(2)	Salary and Short-Term Incentive	3,426,061	(6)	4,282,576	(7)	—	—
	Accelerated Options	3,816,730		3,816,730		3,816,730	2,973,580
	Accelerated RSUs	3,312,090		3,312,090		3,312,090	1,332,450
	Accelerated PSAs	6,719,812		6,719,812		6,719,812	6,045,516
	Medical	19,617		23,540		—	—
	TOTAL	17,294,310		18,154,748		13,848,632	10,351,546
Kris Sennesael(2)	Salary and Short-Term Incentive	425,000	(8)	637,500	(9)	—	—
	Accelerated Options	—		36,800		36,800	—
	Accelerated RSUs	—		1,903,500		1,903,500	—
	Medical	17,114		25,671		—	—
	TOTAL	442,114		2,603,471		1,940,300	—
Donald W. Palette(2)(10)	Payments in Connection with Ceasing CFO Duties	—		N/A		N/A	N/A
	TOTAL	—		N/A		N/A	N/A
Bruce J. Freyman(2)	Salary and Short-Term Incentive	425,000	(8)	1,784,817	(4)	—	—
	Accelerated Options	—		1,569,625		1,569,625	1,569,625
	Accelerated RSUs	—		1,903,500		1,903,500	1,903,500
	Accelerated PSAs	—		3,212,347		3,212,347	2,931,390
	Medical	17,114		25,671		—	—
	TOTAL	442,114		8,495,960		6,685,472	6,404,515
Peter L. Gammel(2)	Salary and Short-Term Incentive	381,000	(8)	1,324,899	(4)	—	—
	Accelerated Options	—		975,608		975,608	975,608
	Accelerated PSAs	—		2,745,532		2,745,532	2,436,480
	Medical	17,114		25,671		—	—
	TOTAL	398,114		5,071,710		3,721,140	3,412,088
Mark V.B. Tremallo(2)	Salary and Short-Term Incentive	390,000	(8)	1,429,901	(4)	—	—
	Accelerated Options	—		1,073,245		1,073,245	1,073,245
	Accelerated PSAs	—		2,537,061		2,537,061	2,284,200
	Medical	17,114		25,671		—	—
	TOTAL	407,114		5,065,878		3,610,306	3,357,445

(1)
Represents the value of unvested equity awards granted to Named Executive Officers under the 2005 Long-Term Incentive Plan, which accelerate automatically upon a change in control of the Company. Equity awards granted to Named Executive Officers under the 2015 Long-Term Incentive Plan are not subject to accelerated vesting solely upon a change in control of the Company (unless the successor or surviving company does not agree to assume, or to substitute for, outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, in which case the awards would accelerate in full as of the change in control).

(2)	Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.

(3)
Mr. Aldrich did not receive any payments in connection with his transition from serving as Chief Executive Officer to serving as Executive Chairman. The table summarizes the payments and benefits that Mr. Aldrich would receive pursuant to the Aldrich Agreement described above, but excludes any distributions that would be made to Mr. Aldrich under the Executive Compensation Plan (see the discussion above regarding this inactive plan in the “Nonqualified Deferred Compensation Table”).

(4)
Represents an amount equal to two (2) times the sum of (A) the Named Executive Officer’s annual base salary as of September 30, 2016, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2013, 2014 and 2015, since such average is greater than the “target” payout level.

(5)
Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Aldrich’s annual base salary as of September 30, 2016, and (B) an Incentive Plan payment equal to the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2013, 2014 and 2015, since such average is greater than the “target” payout level.

(6)
Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 30, 2016, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2016, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2013, 2014 and 2015.

(7)
Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of September 30, 2016, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2016, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2013, 2014 and 2015.

(8)	Represents an amount equal to the Named Executive Officer’s annual base salary as of September 30, 2016.

(9)	Represents an amount equal to one and one-half (1½) times Mr. Sennesael’s annual base salary as of September 30, 2016.

(10)
Mr. Palette did not receive any payments in connection with his retirement as Chief Financial Officer of the Company on August 29, 2016. Pursuant to the Palette Transition Letter described above, during the transition period ending May 31, 2017, Mr. Palette will generally receive ongoing compensation and benefits consistent with those in effect prior to his retirement as Chief Financial Officer, including continued vesting of outstanding equity awards according to their original vesting schedules. If Mr. Palette remains employed until May 31, 2017, the Company will pay a portion of his COBRA premiums for up to eighteen (18) months, with such COBRA continuation payments valued at $17,704. If the Company terminates Mr. Palette’s employment without cause before May 31, 2017, he will receive a lump-sum severance payment equal to $924,000 and a portion of his COBRA premiums for twelve (12) months, with such COBRA continuation payments valued at $11,803.

Director Compensation
Cash Compensation
Prior to February 2016, non-employee directors of the Company were paid, in quarterly installments, an annual retainer of $60,000. Effective as of February 2016, the annual retainer for non-employee directors was increased to $70,000. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($50,000); the Chairman of the Audit Committee ($20,000, which increased to $24,000 as of February 2016); the Chairman of the Compensation Committee ($15,000, which increased to $20,000 as of February 2016); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($10,000, which increased to $12,000 as of February 2016); non-chair member of Compensation Committee ($7,500, which increased to $10,000 as of February 2016); and non-chair member of Nominating and Corporate Governance Committee ($5,000). If the Chairman of the Board is an employee of the Company, the Chairman’s retainer will be paid to the Lead Independent Director, if one has been appointed. In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
Equity Compensation
Effective as of February 2016, any newly appointed non-employee director will receive an initial equity grant composed of a combination of a stock option and a restricted stock unit award having an aggregate value of approximately $260,000, with such value allocated equally (i.e., 50%/50%) between the stock option and the restricted stock unit award, and with the stock option having an exercise price equal to the fair market value of the common stock on the date of grant. Prior to the 2016 Annual Meeting of stockholders, at each annual meeting of stockholders each non-employee director who was reelected received a restricted stock award having a value of approximately $170,000, which vested in three (3) equal annual installments on the anniversary of the date of grant. Effective as of February 2016, following each annual meeting of stockholders, each non-employee director who is reelected will receive a restricted stock unit award having a value of approximately $200,000. The number of shares subject to a non-employee director’s initial restricted stock unit award or annual award is determined by dividing the approximate value of the award, as disclosed above, by the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for each trading day during the 30 consecutive trading day period ending on, and including, the grant date. Unless otherwise determined by the Board of Directors, (a) any stock options awarded as part of a non-employee director’s initial equity grant will vest in four (4) equal annual installments on the anniversary of the date of grant, (b) any restricted stock units awarded as part of a non-employee director’s initial equity grant will vest in three (3) equal annual installments on the anniversary of the date of grant, and (c) effective as of February 2016, any restricted stock units awarded as part of a non-employee director’s annual equity grant will vest on the first anniversary of the date of grant. In the event of a change in control of the Company, the outstanding options and restricted stock under the 2008 Director Long-Term Incentive Plan will become fully exercisable and deemed fully vested, respectively.
No director who is also an employee receives separate compensation for services rendered as a director. David J. Aldrich and Liam K. Griffin are currently the only directors who are also employees of the Company.

Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
David J. McLachlan, Lead Independent Director	134,000	179,237	—	5,198	318,435
Kevin L. Beebe	88,375	179,237	—	5,198	272,810
Timothy R. Furey	88,750	179,237	—	5,198	273,185
Balakrishnan S. Iyer	89,000	179,237	—	5,198	273,435
Christine King	81,875	179,237	—	5,674	266,786
David P. McGlade	81,875	179,237	—	5,198	266,310
Robert A. Schriesheim	90,500	179,237	—	5,198	274,935

(1)
The non-employee members of the Board of Directors who held such positions on September 30, 2016, held the following aggregate number of unexercised options and unvested restricted stock and RSU awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Shares of Restricted Stock	Number of Shares Subject to Unvested RSUs
David J. McLachlan, Lead Independent Director	—	2,626	2,775
Kevin L. Beebe	15,000	2,626	2,775
Timothy R. Furey	—	2,626	2,775
Balakrishnan S. Iyer	—	2,626	2,775
Christine King	9,606	3,944	2,775
David P. McGlade	—	2,626	2,775
Robert A. Schriesheim	—	2,626	2,775

(2)
Reflects the grant date fair value of 2,775 RSUs granted on May 11, 2016, to each non-employee director elected at the 2016 Annual Meeting of stockholders, computed in accordance with the provisions of ASC 718 using a price of $64.59 per share, which was the closing sale price of the Company’s common stock on the NASDAQ Global Select Market on May 11, 2016.

(3)
Reflects dividend accruals on unvested shares of restricted stock granted prior to April 2014, when Skyworks declared its first quarterly dividend, because these dividends were not included in the grant date fair value of such restricted stock awards. Accrued dividends become payable when the underlying shares of restricted stock vest.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $70,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the NASDAQ Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 16, 2017, the Director Stock Ownership guidelines require non-employee directors to hold a minimum of 4,900 shares, and all directors were in compliance with such guidelines as of such date.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2016 consisted of, Messrs. Beebe, Furey, and McGlade and Ms. King. Mr. Furey served as chairman of the committee until May 11, 2016, when Ms. King succeeded him as chairman of the committee. No member of this committee was at any time during fiscal year 2016 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 30, 2016.

THE COMPENSATION COMMITTEE
Kevin L. Beebe
Timothy R. Furey
Christine King, Chairman
David P. McGlade

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 16, 2017, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 16, 2017; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 16, 2017, there were 184,800,343 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 16, 2017, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)		Percent of Class
Capital Research Global Investors	19,580,784	(3)	10.60%
The Vanguard Group, Inc.	16,443,350	(4)	8.90%
BlackRock, Inc.	12,036,014	(5)	6.51%
Ameriprise Financial, Inc.	9,768,802	(6)	5.29%
Columbia Management Investment Advisers, LLC	9,764,382	(7)	5.28%
David J. Aldrich	424,168	(8)	(*)
Kevin L. Beebe	53,046		(*)
Bruce J. Freyman	23,970	(8)	(*)
Timothy R. Furey	19,947		(*)
Peter L. Gammel	58,861	(8)	(*)
Liam K. Griffin	128,470	(8)	(*)
Balakrishnan S. Iyer	13,555		(*)
Christine King	17,366		(*)
David P. McGlade	62,921		(*)
David J. McLachlan	64,221		(*)
Donald W. Palette	11,719	(8)	(*)
Robert A. Schriesheim	64,463		(*)
Kris Sennesael	—		(*)
Mark V.B. Tremallo	16,126	(8)	(*)
All current directors and executive officers as a group (14 persons)	957,638	(8)	(*)

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 16, 2017 (the “Current Options”), as follows: Mr. Aldrich—225,999 shares under Current Options; Mr. Freyman—5,000 shares under Current Options; Mr. Gammel—34,300 shares under Current Options; Mr. Griffin—63,000 shares under Current Options; Ms. King—7,205 shares under Current Options; Mr. Palette—7,000 shares under Current Options; Mr. Tremallo—4,000 shares under Current Options; current directors and executive officers as a group (14 persons)—347,187 shares under Current Options.
The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 16, 2017, as follows: Mr. Aldrich—13,906 shares under Unvested RSUs and 75,837 shares under Unvested PSAs; Mr. Beebe—2,775 shares under Unvested RSUs; Mr. Freyman—28,090 shares under Unvested RSUs and 13,767 shares under Unvested PSAs; Mr. Furey—2,775 shares under Unvested RSUs; Mr. Gammel—2,832 shares under Unvested RSUs and 13,043 shares under Unvested PSAs; Mr. Griffin—58,951 shares under Unvested RSUs and 30,242 shares under Unvested PSAs; Mr. Iyer—2,775 shares under Unvested RSUs; Ms. King—2,775 shares under Unvested RSUs; Mr. McGlade—2,775 shares under Unvested RSUs; Mr. McLachlan—2,775 shares under Unvested RSUs; Mr. Palette—30,000 shares under Unvested RSUs and 22,428 shares under Unvested PSAs; Mr. Schriesheim—2,775 shares under Unvested RSUs; Mr. Sennesael—28,734 shares under Unvested RSUs; Mr. Tremallo—12,490 shares under Unvested PSAs; current directors and executive officers as a group (14 persons)—160,276 shares under Unvested RSUs and 143,856 shares under Unvested PSAs.

(3)
Consists of shares beneficially owned by Capital Research Global Investors (“Capital Research”), a division of Capital Research and Management Company. Capital Research has sole voting power and sole dispositive power with respect to 19,580,784 shares. With respect to the information relating to Capital Research, the Company has relied on information supplied by Capital Research on a Schedule 13G/A filed with the SEC on April 8, 2016. The address of Capital Research is 333 South Hope Street, Los Angeles, CA, 90071.

(4)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 353,326 shares, shared voting power with respect to 18,700 shares, sole dispositive power with respect to 16,064,424 shares and shared dispositive power with respect to 378,926 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 299,426 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 133,400 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 11, 2016. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA, 19355.

(5)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 10,409,167 shares and sole dispositive power with respect to 12,036,014 shares which are held by the following of its subsidiaries: BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock Asset Management Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Asset Management Schweiz AG, BlackRock Capital Management, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co Ltd, and BlackRock Life Limited. With respect to the information relating to BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on January 27, 2017. The address of BlackRock is 55 East 52nd Street, New York, NY, 10055.

(6)
Consists of shares beneficially owned by Ameriprise Financial, Inc. (“AFI”), the parent holding company of CMIA (as defined below). AFI has sole voting power with respect to 0 shares, shared voting power with respect to 9,203,777 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 9,768,802 shares. The shares reported by AFI include those shares separately reported by CMIA, as described in Note 7. With respect to the information relating to AFI, the Company has relied on information supplied by AFI and CMIA on a Schedule 13G filed with the SEC on February 12, 2016. The address of AFI is 145 Ameriprise Financial Center, Minneapolis, MN, 55474.

(7)
Consists of shares beneficially owned by Columbia Management Investment Advisers, LLC (“CMIA”). CMIA has sole voting power with respect to 0 shares, shared voting power with respect to 9,199,358 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 9,764,382 shares. With respect to the information relating to CMIA, the Company has relied on information supplied by AFI and CMIA on a Schedule 13G filed with the SEC on February 12, 2016. The address of CMIA is 225 Franklin Street, Boston, MA, 02110.

(8)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 16, 2017.

Equity Compensation Plan Information
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
The following table presents information about these plans as of September 30, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	4,516,864(1)	43.39	19,802,625(2)
Equity compensation plans not approved by security holders	274,554	7.97	235,597(3)
TOTAL	4,791,418	41.36	20,038,222

(1)
Excludes 530,872 unvested shares under restricted stock and RSU awards and 2,684,950 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY16 PSAs at target levels.

(2)
Includes 735,105 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 18,368,206 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 699,314 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the Directors’ 2001 Stock Option Plan, the AATI 2005 Equity Incentive Plan, or the 2005 Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 2, 2015, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2016 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2016. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2016 ($)	% of Total (%)	Fiscal Year 2015 ($)	% of Total (%)
Audit Fees(1)	1,769,135	94	1,624,175	96
Audit-Related Fees	—	—	—	—
Tax Fees(2)	76,300	4	66,800	4
All Other Fees(3)	43,650	2	1,650	—
Total Fees	1,889,085	100	1,692,625	100

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2016 and 2015. Fiscal year 2016 and 2015 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act. Fiscal year 2015 audit fees also included fees for the review of registration statement auditor consents to incorporate by reference prior year financial statement opinions in Form S-8 filings.

(2)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $72,500 and $60,000 of the total tax fees for fiscal year 2016 and 2015, respectively.

(3)
All other fees for fiscal year 2016 relate to fees incurred for conflict mineral reporting compliance and licenses to accounting and research software. All other fees for fiscal year 2015 relate to fees incurred for licenses to accounting and research software.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2016 and fiscal year 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number of the Original Filing

	Report of Independent Registered Public Accounting Firm	Page 36
	Consolidated Statements of Operations for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 37
	Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 38
	Consolidated Balance Sheets at September 30, 2016 and October 2, 2015	Page 39
	Consolidated Statements of Cash Flows for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 40
	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2016, October 2, 2015, and October 3, 2014	Page 41
	Notes to Consolidated Financial Statements	Pages 42 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
	Schedule II-Valuation and Qualifying Accounts	Page 68
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

SKYWORKS SOLUTIONS, INC.

Date:	January 30, 2017	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1
Agreement and Plan of Merger dated as of May 17, 2011 by and among the Company, Silver Bullet Acquisition Corp, SiGe Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Company Stockholders
		10-Q/A	001-05560	10.E	11/17/2011
2.2	Agreement and Plan of Merger dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.2	12/5/2011
2.3	Amendment No. 1 dated as of November 30, 2011, to Agreement and Plan of Merger, dated as of May 26, 2011, by and among the Company, PowerCo Acquisition Corp. and Advanced Analogic Technologies Incorporated	8-K	001-05560	2.1	12/5/2011
2.4	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	10.1	7/30/2014
2.5	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd., Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Second Amended and Restated By-laws, As Amended	10-Q	001-05560	3.1	5/2/2014
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries, Inc. Long-Term Compensation Plan dated September 24, 1990; amended March 28, 1991; and as further amended October 27, 1994	10-K	001-05560	10.B	12/14/2005
10.2*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.3*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.4*	Skyworks Solutions, Inc. Directors’ 2001 Stock Option Plan	8-K	001-05560	10.2	5/4/2005
10.5*	Form of Notice of Stock Option Grant under the Company’s Directors’ 2001 Stock Option Plan	8-K	001-05560	10.3	5/4/2005
10.6*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.7*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.8*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.10*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.12*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2016
10.13*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.15*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.16*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.17*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.18*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.19*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.20*	Advanced Analogic Technologies Incorporated 1998 Amended Stock Plan	10-K	001-05560	10.CC	11/21/2012
10.21*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.22*	Fiscal 2016 Executive Incentive Plan	10-Q	001-05560	10.1	2/3/2016
10.23*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/4/2016
10.24*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.25*	Letter to the Company from David Aldrich, dated December 16, 2014	10-Q	001-05560	10.2	2/4/2015
10.26*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.27*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Donald Palette	10-Q	001-05560	10.4	2/4/2015
10.28*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Bruce Freyman	10-Q	001-05560	10.5	2/4/2015
10.29*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Mark Tremallo	10-Q	001-05560	10.6	2/4/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.30*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.31*	Change in Control / Severance Agreement, dated November 9, 2015, between the Company and Laura Gasparini	10-Q	001-05560	10.3	8/3/2016
10.32*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.33*	Transition Letter, dated August 26, 2016 between the Company and Donald Palette	10-K	001-05560	10.33	11/22/2016
21	Subsidiaries of the Company	10-K	001-05560	21	11/22/2016
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/22/2016
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/22/2016
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/22/2016
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/22/2016
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/22/2016

* Indicates a management contract or compensatory plan or arrangement