Form 10-Q
period 2016-12-30
SKYWORKS SOLUTIONS, INC.
filed 2017-02-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
OR
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 23, 2017
Common Stock, par value $.25 per share	184,918,356

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 30, 2016

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 30, 2016	January 1, 2016
Net revenue	$914.3	$926.8
Cost of goods sold	450.4	454.7
Gross profit	463.9	472.1
Operating expenses:
Research and development	82.0	81.5
Selling, general and administrative	50.9	51.7
Amortization of intangibles	8.5	8.4
Restructuring and other charges	0.6	—
Total operating expenses	142.0	141.6
Operating income	321.9	330.5
Other expense, net	(0.8)	(0.8)
Merger termination fee	—	88.5
Income before income taxes	321.1	418.2
Provision for income taxes	63.3	62.9
Net income	$257.8	$355.3
Earnings per share:
Basic	$1.39	$1.87
Diluted	$1.38	$1.82
Weighted average shares:
Basic	184.8	190.4
Diluted	187.3	194.7

Cash dividends declared and paid per share	$0.28	$0.26

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 30, 2016	January 1, 2016
Net income	$257.8	$355.3
Other comprehensive income
Fair value of marketable securities	0.9	—
Foreign currency translation adjustment	1.0	—
Comprehensive income	$259.7	$355.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	December 30, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,350.5	$1,083.8
Receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	368.4	416.6
Inventory	422.8	424.0
Other current assets	56.8	77.7
Total current assets	2,198.5	2,002.1
Property, plant and equipment, net	801.5	806.3
Goodwill	880.4	873.3
Intangible assets, net	74.9	67.0
Deferred tax assets, net	54.4	54.1
Other assets	56.0	52.6
Total assets	$4,065.7	$3,855.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161.5	$110.4
Accrued compensation and benefits	57.1	42.3
Other current liabilities	84.8	57.5
Total current liabilities	303.4	210.2
Long-term tax liabilities	72.4	71.8
Other long-term liabilities	29.6	32.0
Total liabilities	405.4	314.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 224.3 shares issued and 184.8 shares outstanding as of December 30, 2016, and 222.5 shares issued and 184.9 shares outstanding as of September 30, 2016	46.2	46.2
Additional paid-in capital	2,748.0	2,686.0
Treasury stock, at cost	(1,594.4)	(1,443.5)
Retained earnings	2,469.5	2,263.6
Accumulated other comprehensive loss	(9.0)	(10.9)
Total stockholders’ equity	3,660.3	3,541.4
Total liabilities and stockholders’ equity	$4,065.7	$3,855.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities:
Net income	$257.8	$355.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	21.6	23.3
Depreciation	55.3	51.5
Amortization of intangible assets	8.5	8.4
Contribution of common shares to savings and retirement plans	—	2.7
Deferred income taxes	1.2	2.0
Excess tax benefit from share-based compensation	(21.5)	(37.3)
Changes in assets and liabilities net of acquired balances:
Receivables, net	49.3	3.1
Inventory	0.6	(19.0)
Other current and long-term assets	12.3	11.8
Accounts payable	50.9	(96.2)
Other current and long-term liabilities	59.9	39.7
Net cash provided by operating activities	495.9	345.3
Cash flows from investing activities:
Capital expenditures	(50.1)	(79.5)
Payments for acquisitions, net of cash acquired	(13.7)	—
Maturity of investments	3.2	—
Net cash used in investing activities	(60.6)	(79.5)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	21.5	37.3
Repurchase of common stock - payroll tax withholdings on equity awards	(44.4)	(71.9)
Repurchase of common stock - share repurchase program	(106.5)	—
Dividends paid	(52.2)	(50.2)
Net proceeds from exercise of stock options	14.7	8.6
Payments of contingent consideration	(1.7)	—
Net cash used in financing activities	(168.6)	(76.2)
Net increase in cash and cash equivalents	266.7	189.6
Cash and cash equivalents at beginning of period	1,083.8	1,043.6
Cash and cash equivalents at end of period	$1,350.5	$1,233.2
Supplemental cash flow disclosures:
Income taxes paid	$2.5	$8.9

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 22, 2016, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 30, 2017 (the “2016 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2017 consists of 52 weeks and ends on September 29, 2017. Fiscal year 2016 consisted of 52 weeks and ended on September 30, 2016. The first quarters of fiscal year 2017 and fiscal year 2016 each consisted of 13 weeks and ended on December 30, 2016, and January 1, 2016, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments and derivatives. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 30, 2016.

During the three months ended December 30, 2016, the auction rate security that the Company carried as a Level 3 asset was redeemed at its par value. Upon receipt of the par value, the Company reversed the difference between the carrying value and par value of this security that it had previously temporarily impaired from accumulated other comprehensive income. There was no gain or loss recognized in earnings as a result of this transaction.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined. The increases in Level 3 liabilities during the three months ended December 30, 2016, relate to the fair value of the contingent consideration associated with a business combination completed during the period, as detailed in Note 10 to Item 1 of this quarterly report on Form 10-Q. The fair value of the contingent consideration was determined using a weighted average probability of the expected revenue to be generated from the business over a three-year period, with the contingent payments being made in each of the respective years. The decreases to the Level 3 liabilities in the changes to the fair value of Level 3 liabilities below during the three months ended December 30, 2016, relate to payments of contingent consideration liabilities for acquisitions made in prior periods.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of December 30, 2016				As of September 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$574.0	$574.0	$—	$—	$408.7	$408.7	$—	$—
Auction rate security	—	—	—	—	2.3	—	—	2.3
Total	$574.0	$574.0	$—	$—	$411.0	$408.7	$—	$2.3
Liabilities
Contingent consideration liability recorded for business combinations	$16.9	$—	$—	$16.9	$7.9	$—	$—	$7.9
Total	$16.9	$—	$—	$16.9	$7.9	$—	$—	$7.9

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

Auction rate security
Balance as of September 30, 2016	$2.3
Decreases in Level 3 assets	(2.3)
Balance as of December 30, 2016	$—

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent consideration
Balance as of September 30, 2016	$7.9
Increases to Level 3 liabilities	10.7
Decreases to Level 3 liabilities	(1.7)
Balance as of December 30, 2016	$16.9

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 30, 2016.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 30, 2016	September 30, 2016
Raw materials	$19.8	$18.5
Work-in-process	257.8	255.5
Finished goods	135.5	140.4
Finished goods held on consignment by customers	9.7	9.6
Total inventory	$422.8	$424.0

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	December 30, 2016	September 30, 2016
Land and improvements	$11.6	$11.6
Buildings and improvements	135.4	133.5
Furniture and fixtures	29.8	29.5
Machinery and equipment	1,548.4	1,533.3
Construction in progress	94.5	59.9
Total property, plant and equipment, gross	1,819.7	1,767.8
Accumulated depreciation	(1,018.2)	(961.5)
Total property, plant and equipment, net	$801.5	$806.3

5.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the three months ended December 30, 2016, are related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three months ended December 30, 2016.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period Remaining (Years)	December 30, 2016			September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.1	$78.5	$(59.8)	$18.7	$78.5	$(57.7)	$20.8
Developed technology and other	5.7	150.2	(95.6)	54.6	133.8	(89.2)	44.6
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$230.3	$(155.4)	$74.9	$213.9	$(146.9)	$67.0

The increases in gross and net amounts of intangible assets are related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2017	2018	2019	2020	2021	Thereafter
Amortization expense	$18.4	$14.3	$12.6	$10.7	$8.5	$8.8

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016
United States income taxes	$56.5	$53.8
Foreign income taxes	6.8	9.1
Provision for income taxes	$63.3	$62.9

Effective tax rate	19.7%	15.0%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three months ended December 30, 2016, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions. Accrued taxes of $32.2 million and $26.5 million have been included in the other current liabilities line of the consolidated balance sheets as of December 30, 2016, and January 1, 2016, respectively.

During the three months ended December 30, 2016, the Company concluded a Canadian examination of its federal income tax returns for fiscal years 2010 and 2011. As a result, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $1.2 million in fiscal year 2017.

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

During the three months ended January 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of tax expense of $2.6 million during the three months ended January 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in its financial statements and footnotes. At the time of this filing, the Company recorded $16.0 million accrual for estimated loss contingencies, which is recorded in other current liabilities as of December 30, 2016. The Company does not believe that the possible range of loss is significantly different than the amount currently accrued. The Company also does not believe there are any additional pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

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

8.     STOCKHOLDERS’ EQUITY

Share Repurchase Program
On July 19, 2016, the Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to $400.0 million of its common stock from time to time on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 30, 2016, the Company paid $106.5 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $76.05 per share). As of December 30, 2016, $94.9 million remained available under the existing share repurchase authorization.

On January 17, 2017, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock from time to time prior to January 17, 2019, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized share repurchase plan replaces in its entirety the aforementioned July 19, 2016, plan.

Dividends
On January 19, 2017, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.28 per share, payable on February 23, 2017, to the Company’s stockholders of record as of the close of business on February 2, 2017. During the three months ended December 30, 2016, the Company declared and paid a $0.28 dividend per common share with a total charge to retained earnings of $51.8 million.

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016
Cost of sales	$3.8	$4.0
Research and development	8.3	9.6
Selling, general and administrative	9.5	9.7
Total share-based compensation	$21.6	$23.3

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 30, 2016	January 1, 2016
Net income	$257.8	$355.3

Weighted average shares outstanding – basic	184.8	190.4
Dilutive effect of equity based awards	2.5	4.3
Weighted average shares outstanding – diluted	187.3	194.7

Net income per share – basic	$1.39	$1.87
Net income per share – diluted	$1.38	$1.82

Anti-dilutive common stock equivalents	1.4	0.7

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended December 30, 2016, and January 1, 2016, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.    BUSINESS COMBINATION

During the three months ended December 30, 2016, the Company acquired a business for total net cash consideration of $13.7 million together with future contingent payments for a total aggregated fair value of $24.8 million, net of cash acquired. The future contingent consideration payments range from zero to $20.0 million and are based upon the achievement of specified revenue objectives that are payable up to three years from the anniversary of the acquisition, which at closing and at December 30, 2016, had an estimated fair value of $10.7 million. In allocating the total purchase consideration for this acquisition based on preliminary estimated fair values, the Company recorded $16.4 million of identifiable intangible assets and recognized $7.2 million of goodwill based on the preliminary fair value of the acquired net assets. Intangible assets acquired primarily consisted of developed technology with a weighted average useful life of 5.0 years. Goodwill resulting from this acquisition is not expected to be tax deductible.

The fair value estimates for the assets acquired and liabilities assumed for the acquisition completed during the three months ended December 30, 2016, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for this acquisition are subject to change as it obtains additional information during the measurement period (up to one year from the acquisition date).

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the three months ended December 30, 2016, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. The Company incurred immaterial transaction-related costs during the period ended December 30, 2016, which were included within selling, general and administrative expense.

11.    RESTRUCTURING AND OTHER CHARGES

During the three months ended December 30, 2016, the Company implemented immaterial restructuring plans primarily related to redundancies associated with the acquisition made during the period and recorded $0.6 million related to employee severance. The Company anticipates making substantially all of the cash payments during the fiscal year, and does not expect any further contingencies related to the restructuring plan. Charges associated with the restructuring plan are categorized in the “Other restructuring programs” in the table below.

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended December 30, 2016	Balance at September 30, 2016	Current Charges	Cash Payments	Other	Balance at December 30, 2016
FY16 restructuring programs
Employee severance costs	$2.4	$—	$(1.6)	$—	$0.8
Other restructuring programs
Employee severance costs, lease and other contractual obligations	—	0.6	—	—	0.6
Total	$2.4	$0.6	$(1.6)	$—	$1.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2016 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 30, 2016, AND JANUARY 1, 2016

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 30, 2016	January 1, 2016
Net revenue	100.0%	100.0%
Cost of goods sold	49.3	49.1
Gross profit	50.7	50.9
Operating expenses:
Research and development	9.0	8.8
Selling, general and administrative	5.6	5.6
Amortization of intangibles	0.9	0.9
Restructuring and other charges	0.1	—
Total operating expenses	15.6	15.3
Operating income	35.1	35.6
Other expense, net	(0.1)	(0.1)
Merger termination fee	—	9.5
Income before income taxes	35.0	45.0
Provision for income taxes	6.9	6.7
Net income	28.1%	38.3%

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

GENERAL

During the three months ended December 30, 2016, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 1% to $914 million for the three months ended December 30, 2016, as compared with the corresponding period in the prior fiscal year due to a decrease in demand for our components from a key smartphone customer. This decrease was partially offset by increases in our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash and cash equivalents balance increased approximately 25% to $1,351 million as of December 30, 2016, from $1,084 million as of September 30, 2016. This increase in cash and cash equivalents was primarily the result of cash generated from operations of $496 million, partially offset by the repurchase of 1.4 million shares of common stock for $107 million, dividend payments of $52 million, and capital expenditures of $50 million during the three months ended December 30, 2016.

NET REVENUE

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Net revenue	$914.3	(1.3)%	$926.8

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

We generated net revenue of $914.3 million for the three months ended December 30, 2016, a decrease of $12.5 million or 1.3%, as compared with $926.8 million for the corresponding period in fiscal year 2016. This decrease in net revenue for the three months ended December 30, 2016, is primarily related to a decrease in demand for our components from a key smartphone customer as compared with the corresponding period in fiscal year 2016, partially offset by increases in our ability to capture a higher share of the increasing RF and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing popularity of tablet computing and wearables, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

GROSS PROFIT

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Gross profit	$463.9	(1.7)%	$472.1
% of net revenue	50.7%		50.9%

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

The $8.2 million decrease in gross profit for the three months ended December 30, 2016, as compared with the corresponding period in fiscal year 2016, was primarily the result of lower unit volumes and erosion of average selling price that combined to negatively impact gross profit by $34.6 million. These negative impacts were partially offset by lower per-unit materials and manufacturing costs with a gross profit benefit of $26.4 million. Gross profit margin decreased to 50.7% of net revenue for the three months ended December 30, 2016, due to overall decline in revenue and the aforementioned factors.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Research and development	$82.0	0.6%	$81.5
% of net revenue	9.0%		8.8%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended December 30, 2016, as compared with the corresponding period in fiscal year 2016, was primarily related to increased employee compensation and product development– related expenses. As a result of the increased expense and aforementioned decline in revenue, research and development expenses increased as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Selling, general and administrative	$50.9	(1.5)%	$51.7
% of net revenue	5.6%		5.6%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three months ended December 30, 2016, as compared with the corresponding period in fiscal year 2016, was primarily related to decreases in legal and other acquisition-related costs related to business combinations completed and contemplated during the period, partially offset by employee compensation expense. Selling, general and administrative expense remained constant as a percentage of net revenue when compared with the corresponding period in fiscal year 2016.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Amortization of intangibles	$8.5	1.2%	$8.4
% of net revenue	0.9%		0.9%

The increase in amortization expense for the three months ended December 30, 2016, as compared with the corresponding period in fiscal year 2016, was primarily due to the intangible assets that were acquired during the period partially offset by the end of the useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Restructuring and other charges	$0.6	100.0%	$—
% of net revenue	0.1%		—%

Restructuring and other charges are related to restructuring plans to reduce redundancies primarily associated with the acquisition made during the three months ended December 30, 2016. We do not anticipate any further significant charges associated with these restructuring activities. Substantially all of the cash payments related to these restructuring plans are expected to occur during the current fiscal year.

MERGER TERMINATION FEE

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Merger termination fee	—	(100.0)%	88.5
% of net revenue	—%		9.5%

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

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 30, 2016	Change	January 1, 2016
(dollars in millions)
Provision for income taxes	$63.3	0.6%	$62.9
% of net revenue	6.9%		6.7%

We recorded a provision for income taxes of $63.3 million (which consisted of $56.5 million and $6.8 million related to United States and foreign income taxes, respectively) for the three months ended December 30, 2016.

The effective tax rate for the three months ended December 30, 2016, was 19.7%, as compared with 15.0% for the three months ended January 1, 2016. The difference between our year-to-date effective tax rate of 19.7% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by an increase in our tax expense related to our current year reserve for uncertain tax positions.
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
In December 2015, the United States Congress enacted the Protecting Americans from Tax Hikes Act of 2015, extending numerous tax provisions that had expired. This legislation included a permanent extension of the federal research and experimentation tax credit. As a result of the enactment of this legislation, $10.2 million of federal research and experimentation tax credits that were earned in fiscal year 2015 reduced our tax expense and tax rate during the three months ended January 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 30, 2016	January 1, 2016
Cash and cash equivalents at beginning of period	$1,083.8	$1,043.6
Net cash provided by operating activities	495.9	345.3
Net cash used in investing activities	(60.6)	(79.5)
Net cash used in financing activities	(168.6)	(76.2)
Cash and cash equivalents at end of period	$1,350.5	$1,233.2

Cash flow provided by operating activities:
Cash flow provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 30, 2016, we generated $495.9 million of cash flow from operating activities, an increase of $150.6 million as compared with the $345.3 million generated during the three months ended January 1, 2016. The increase in cash flow from operating activities during the three months ended December 30, 2016, was primarily related to net cash inflows from changes in operating assets and liabilities partially offset by lower net income related in part to the $88.5 million PMC merger termination fee received in the prior year. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were: $59.9 million increase in other current and long-term liabilities related to the timing of tax payments, $50.9 million increase in accounts payable related to the timing of vendor payments, and a decrease of $49.3 million in accounts receivable primarily related to cash collections.

Cash flow used in investing activities:
Cash flow used in investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash flow used in investing activities was $60.6 million during the three months ended December 30, 2016, as compared with $79.5 million during the three months ended January 1, 2016. The cash used in investing activities was primarily related to continued expansion of our assembly and test facility in Mexicali, Mexico, the purchase of manufacturing equipment to support increased filter production operations in Japan and Singapore and our wafer fabrication facilities in the United States. We also paid $13.7 million, net of cash acquired, on a business combination completed during the three months ended December 30, 2016. The cash used in investing activities was partially offset by cash received for the maturity of an auction rate security at par value.

Cash flow used in financing activities:
Cash flow used in financing activities consists primarily of cash transactions related to debt and equity. During the three months ended December 30, 2016, we had net cash outflows from financing activities of $168.6 million, as compared with net cash outflows from financing activities of $76.2 million during the three months ended January 1, 2016. During the three months ended December 30, 2016, we had the following significant uses of cash:

•	$106.5 million related to our repurchase of 1.4 million shares of our common stock pursuant to the share repurchase program approved by our Board of Directors on July 19, 2016;

•	$52.2 million related to the payment of cash dividends on our common stock; and

•	$44.4 million related to the minimum statutory payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the reclassification from operating cash flows for the excess tax benefit for employee stock activity of $21.5 million and the net proceeds from employee stock option exercises of $14.7 million during the three months ended December 30, 2016.

Liquidity:
Cash and cash equivalent balances were $1,350.5 million as of December 30, 2016, representing an increase of $266.7 million from September 30, 2016. The increase resulted from $495.9 million in cash generated from operations which was partially offset by $106.5 million used to repurchase 1.4 million shares of stock, $52.2 million in cash dividend payments, and $50.1 million in capital expenditures for our plant expansion and increased production capacity, during the three months ended December 30, 2016. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,350.5 million as of December 30, 2016, consisted of $793.5 million held domestically and $557.0 million held by foreign subsidiaries, which is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2016 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. We will adopt this guidance during the first quarter of fiscal year 2019. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are evaluating the overall impact of this ASU on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB Issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We are currently evaluating the effect that ASU 2016-09 will have on the consolidated financial statements and plan to adopt it during our first quarter of fiscal 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (time deposits, certificates of deposit and money market funds) that total approximately $1,350.5 million as of December 30, 2016.

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

Based on our results of operations for the three months ended December 30, 2016, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2016 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2016 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/01/16-10/28/16	6,454(2)	$79.45	—	$201.4 million
10/29/16-11/25/16	1,520,408(2)	$76.70	950,000	$128.7 million
11/26/16-12/30/16	450,007(2)	$75.00	450,000	$94.9 million
Total	1,976,869
(1) The share repurchase program approved by the Board of Directors on July 19, 2016, authorizes the repurchase of up to $400.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On January 17, 2017, the Board of Directors approved a new share repurchase program that replaces in its entirety the July 19, 2016, plan.
(2) 1,400,000 shares were repurchased at an average price of $76.06 per share as part of our share repurchase program, and 576,869 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $76.97 per share.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Fiscal 2017 Executive Incentive Plan					X

10.2	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry					X

10.3	Transition Letter, dated November 8, 2016, between the Company and Mark V.B. Tremallo					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 7, 2017	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)