Form 10-Q
period 2017-03-31
SKYWORKS SOLUTIONS, INC.
filed 2017-05-03
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2017
Common Stock, par value $.25 per share	184,524,549

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net revenue	$851.7	$775.1	$1,766.0	$1,701.9
Cost of goods sold	426.3	384.7	876.7	839.4
Gross profit	425.4	390.4	889.3	862.5
Operating expenses:
Research and development	89.4	79.8	171.4	161.3
Selling, general and administrative	47.8	44.0	98.7	95.7
Amortization of intangibles	7.0	8.6	15.5	17.0
Restructuring and other charges	—	0.3	0.6	0.3
Total operating expenses	144.2	132.7	286.2	274.3
Operating income	281.2	257.7	603.1	588.2
Other income (expense), net	0.2	(2.6)	(0.6)	(3.4)
Merger termination fee	—	—	—	88.5
Income before income taxes	281.4	255.1	602.5	673.3
Provision for income taxes	56.5	47.0	119.8	109.9
Net income	$224.9	$208.1	$482.7	$563.4
Earnings per share:
Basic	$1.22	$1.09	$2.61	$2.96
Diluted	$1.20	$1.08	$2.58	$2.90
Weighted average shares:
Basic	184.8	190.2	184.8	190.3
Diluted	187.1	193.3	187.2	194.0

Cash dividends declared and paid per share	$0.28	$0.26	$0.56	$0.52

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net income	$224.9	$208.1	$482.7	$563.4
Other comprehensive income
Fair value of investments	—	—	0.9	—
Foreign currency translation adjustment	(0.3)	(0.3)	0.7	(0.3)
Comprehensive income	$224.6	$207.8	$484.3	$563.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,406.9	$1,083.8
Receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	368.8	416.6
Inventory	444.5	424.0
Other current assets	87.9	77.7
Total current assets	2,308.1	2,002.1
Property, plant and equipment, net	800.4	806.3
Goodwill	881.8	873.3
Intangible assets, net	67.9	67.0
Deferred tax assets, net	53.2	54.1
Other assets	55.4	52.6
Total assets	$4,166.8	$3,855.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163.8	$110.4
Accrued compensation and benefits	50.9	42.3
Other current liabilities	52.2	57.5
Total current liabilities	266.9	210.2
Long-term tax liabilities	78.6	71.8
Other long-term liabilities	29.5	32.0
Total liabilities	375.0	314.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 225.1 shares issued and 184.5 shares outstanding as of March 31, 2017, and 222.5 shares issued and 184.9 shares outstanding as of September 30, 2016	46.1	46.2
Additional paid-in capital	2,802.2	2,686.0
Treasury stock, at cost	(1,689.8)	(1,443.5)
Retained earnings	2,642.6	2,263.6
Accumulated other comprehensive loss	(9.3)	(10.9)
Total stockholders’ equity	3,791.8	3,541.4
Total liabilities and stockholders’ equity	$4,166.8	$3,855.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income	$482.7	$563.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	43.7	40.4
Depreciation	111.2	105.0
Amortization of intangible assets	15.5	17.0
Contribution of common shares to savings and retirement plans	7.2	11.3
Deferred income taxes	0.9	(0.2)
Excess tax benefit from share-based compensation	(28.2)	(41.6)
Changes in assets and liabilities net of acquired balances:
Receivables, net	48.8	(0.5)
Inventory	(21.3)	(66.4)
Other current and long-term assets	(18.1)	(4.3)
Accounts payable	53.2	(110.5)
Other current and long-term liabilities	36.2	(13.8)
Net cash provided by operating activities	731.8	499.8
Cash flows from investing activities:
Capital expenditures	(105.0)	(116.9)
Payments for acquisitions, net of cash acquired	(13.7)	—
Maturity of investments	3.2	—
Net cash used in investing activities	(115.5)	(116.9)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	28.2	41.6
Repurchase of common stock - payroll tax withholdings on equity awards	(44.6)	(72.4)
Repurchase of common stock - share repurchase program	(201.7)	(135.1)
Dividends paid	(104.1)	(99.4)
Net proceeds from exercise of stock options	31.9	16.3
Payments of contingent consideration	(2.9)	—
Net cash used in financing activities	(293.2)	(249.0)
Net increase in cash and cash equivalents	323.1	133.9
Cash and cash equivalents at beginning of period	1,083.8	1,043.6
Cash and cash equivalents at end of period	$1,406.9	$1,177.5
Supplemental cash flow disclosures:
Income taxes paid	$82.0	$107.3

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2017 consists of 52 weeks and ends on September 29, 2017. Fiscal year 2016 consisted of 52 weeks and ended on September 30, 2016. The second quarters of fiscal year 2017 and fiscal year 2016 each consisted of 13 weeks and ended on March 31, 2017, and April 1, 2016, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 31, 2017.

During the six months ended March 31, 2017, the auction rate security that the Company carried as a Level 3 asset was redeemed at its par value. Upon receipt of the par value, the Company reversed the difference between the carrying value and par value of this security that it had previously temporarily impaired from accumulated other comprehensive income. There was no gain or loss recognized in earnings during the six months ended March 31, 2017, as a result of this transaction.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined. The increases in Level 3 liabilities during the six months ended March 31, 2017, relate to the fair value of the contingent consideration associated with a business combination completed during the period, as detailed in Note 10 to Item 1 of this quarterly report on Form 10-Q. The fair value of the contingent consideration was determined using a weighted average probability of the expected revenue to be generated from the acquired business over a three-year period, with the contingent payments being made in each of the respective years. This increase to the Level 3 liabilities was offset by payments of contingent consideration liabilities for acquisitions made in prior periods.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of March 31, 2017				As of September 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$494.6	$494.6	$—	$—	$408.7	$408.7	$—	$—
Auction rate security	—	—	—	—	2.3	—	—	2.3
Total	$494.6	$494.6	$—	$—	$411.0	$408.7	$—	$2.3
Liabilities
Contingent consideration liability recorded for business combinations	$15.7	$—	$—	$15.7	$7.9	$—	$—	$7.9
Total	$15.7	$—	$—	$15.7	$7.9	$—	$—	$7.9

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

Auction rate security
Balance as of September 30, 2016	$2.3
Decreases in Level 3 assets	(2.3)
Balance as of March 31, 2017	$—

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent consideration
Balance as of September 30, 2016	$7.9
Increases to Level 3 liabilities	10.7
Decreases to Level 3 liabilities	(2.9)
Balance as of March 31, 2017	$15.7

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 31, 2017.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 31, 2017	September 30, 2016
Raw materials	$18.4	$18.5
Work-in-process	273.7	255.5
Finished goods	140.3	140.4
Finished goods held on consignment by customers	12.1	9.6
Total inventory	$444.5	$424.0

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 31, 2017	September 30, 2016
Land and improvements	$11.6	$11.6
Buildings and improvements	137.1	133.5
Furniture and fixtures	30.4	29.5
Machinery and equipment	1,579.7	1,533.3
Construction in progress	114.6	59.9
Total property, plant and equipment, gross	1,873.4	1,767.8
Accumulated depreciation	(1,073.0)	(961.5)
Total property, plant and equipment, net	$800.4	$806.3

5.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the three and six months ended March 31, 2017, are related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

The Company tests its goodwill and non-amortizing trademarks for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill or non-amortizing trademarks may be impaired. There were no indicators of impairment noted during the three and six months ended March 31, 2017.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	March 31, 2017			September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5	$78.5	$(61.1)	$17.4	$78.5	$(57.7)	$20.8
Developed technology and other	5	150.2	(101.3)	48.9	133.8	(89.2)	44.6
Trademarks	Indefinite	1.6	—	1.6	1.6	—	1.6
Total intangible assets		$230.3	$(162.4)	$67.9	$213.9	$(146.9)	$67.0

The increases in gross and net amounts of intangible assets are related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2017	2018	2019	2020	2021	Thereafter
Amortization expense	$11.4	$14.3	$12.6	$10.7	$8.5	$8.8

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
United States income taxes	$51.7	$39.8	$108.2	$93.6
Foreign income taxes	4.8	7.2	11.6	16.3
Provision for income taxes	$56.5	$47.0	$119.8	$109.9

Effective tax rate	20.1%	18.4%	19.9%	16.3%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three and six months ended March 31, 2017, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions.

During the six months ended March 31, 2017, the Company concluded a Canadian examination of its federal income tax returns for fiscal years 2010 and 2011. As a result, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $1.2 million in fiscal year 2017.

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

During the six months ended April 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of tax expense of $2.6 million during the six months ended April 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure loss contingencies are recognized and/or disclosed in its financial statements and footnotes. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

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

8.     STOCKHOLDERS’ EQUITY

Share Repurchase Program
On January 17, 2017, the Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock from time to time prior to January 17, 2019, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This recently authorized share repurchase plan replaces in its entirety the July 19, 2016, share repurchase plan. During the three months ended March 31, 2017, the Company paid $95.2 million (including commissions) in connection with the repurchase of 1.0 million shares of its common stock (paying an average price of $95.23 per share). During the six months ended March 31, 2017, the Company paid $201.7 million (including commissions) in connection with the repurchase of 2.4 million shares of its common stock (paying an average price of $84.04 per share). As of March 31, 2017, $404.8 million remained available under the existing share repurchase authorization.

Dividends
On April 27, 2017, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.28 per share, payable on June 6, 2017, to the Company’s stockholders of record as of the close of business on May 16, 2017.

During the three and six months ended March 31, 2017, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per share	Total
First quarter	$0.28	$51.8
Second quarter	0.28	51.8
Total	$0.56	$103.6

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Cost of sales	$3.4	$3.2	$7.2	$7.2
Research and development	8.5	6.7	16.8	16.2
Selling, general and administrative	10.2	7.2	19.7	17.0
Total share-based compensation	$22.1	$17.1	$43.7	$40.4

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net income	$224.9	$208.1	$482.7	$563.4

Weighted average shares outstanding – basic	184.8	190.2	184.8	190.3
Dilutive effect of equity based awards	2.3	3.1	2.4	3.7
Weighted average shares outstanding – diluted	187.1	193.3	187.2	194.0

Net income per share – basic	$1.22	$1.09	$2.61	$2.96
Net income per share – diluted	$1.20	$1.08	$2.58	$2.90

Anti-dilutive common stock equivalents	1.0	2.1	1.2	1.4

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and six months ended March 31, 2017, and April 1, 2016, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.    BUSINESS COMBINATION

During the three and six months ended March 31, 2017, the Company acquired a business for total net cash consideration of $13.7 million together with future contingent payments for a total aggregated fair value of $24.8 million, net of cash acquired. The future contingent consideration payments range from zero to $20.0 million and are based upon the achievement of specified revenue objectives that are payable up to three years from the anniversary of the acquisition, which at closing and at March 31, 2017, had an estimated fair value of $10.7 million. In allocating the total purchase consideration for this acquisition based on preliminary estimated fair values, the Company recorded $8.5 million of goodwill and $16.4 million of identifiable intangible assets. Intangible assets acquired primarily consisted of developed technology with a weighted average useful life of 5.0 years as of the acquisition date. Goodwill resulting from this acquisition is not expected to be tax deductible.

The fair value estimates for the assets acquired and liabilities assumed for the acquisition completed during the six months ended March 31, 2017, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for this acquisition are subject to change as it obtains additional information during the measurement period (up to one year from the acquisition date).

Net revenue and net income from this acquisition have been included in the Consolidated Statements of Operations from the acquisition date through the six months ended March 31, 2017, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. The Company incurred immaterial transaction-related costs during the period ended March 31, 2017, which were included within selling, general and administrative expense.

11.    RESTRUCTURING AND OTHER CHARGES

During the six months ended March 31, 2017, the Company implemented immaterial restructuring plans primarily related to redundancies associated with the acquisition made during the period and recorded $0.6 million related to employee severance. The Company anticipates making substantially all of the cash payments during the fiscal year, and does not expect any further contingencies related to the restructuring plan. Charges associated with the restructuring plan are categorized in the “Other restructuring programs” in the table below.

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended March 31, 2017	Balance at December 30, 2016	Current Charges	Cash Payments	Other	Balance at March 31, 2017
FY16 restructuring programs
Employee severance costs	$0.8	$—	$(0.6)	$—	$0.2
Other restructuring programs
Employee severance costs, lease and other contractual obligations	0.6	—	(0.1)	—	0.5
Total	$1.4	$—	$(0.7)	$—	$0.7

Six months ended March 31, 2017	Balance at September 30, 2016	Current Charges	Cash Payments	Other	Balance at March 31, 2017
FY16 restructuring programs
Employee severance costs	$2.4	$—	$(2.2)	$—	$0.2
Other restructuring programs
Employee severance costs, lease and other contractual obligations	—	0.6	(0.1)	—	0.5
Total	$2.4	$0.6	$(2.3)	$—	$0.7

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2017, AND APRIL 1, 2016

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.1	49.6	49.6	49.3
Gross profit	49.9	50.4	50.4	50.7
Operating expenses:
Research and development	10.5	10.3	9.7	9.5
Selling, general and administrative	5.6	5.7	5.6	5.6
Amortization of intangibles	0.8	1.1	0.9	1.0
Restructuring and other charges	—	—	—	—
Total operating expenses	16.9	17.1	16.2	16.1
Operating income	33.0	33.3	34.2	34.6
Other income (expense), net	—	(0.3)	—	(0.2)
Merger termination fee	—	—	—	5.2
Income before income taxes	33.0	33.0	34.2	39.6
Provision for income taxes	6.6	6.1	6.8	6.5
Net income	26.4%	26.9%	27.4%	33.1%

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

GENERAL

During the three and six months ended March 31, 2017, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 3.8% to $1,766.0 million for the six months ended March 31, 2017, as compared with the corresponding period in fiscal year 2016. This increase in revenue was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash and cash equivalents balance increased 29.8% to $1,406.9 million as of March 31, 2017, from $1,083.8 million as of September 30, 2016. This increase in cash and cash equivalents was primarily the result of cash generated from operations of $731.8 million for the six months ended March 31, 2017, partially offset by increased returns to stockholders through the repurchase of 2.4 million shares of common stock for $201.7 million and dividend payments of $104.1 million, as well as capital expenditures of $105.0 million during the six months ended March 31, 2017.

NET REVENUE

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Net revenue	$851.7	9.9%	$775.1	$1,766.0	3.8%	$1,701.9

We market and sell our products directly to original equipment manufacturers of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second fiscal quarter is typically lower as a result of seasonal industry trends.

We generated net revenue of $851.7 million for the three months ended March 31, 2017, an increase of $76.6 million or 9.9%, as compared with $775.1 million for the corresponding period in fiscal year 2016. Net revenue increased by 3.8% or $64.1 million to $1,766.0 million for the six months ended March 31, 2017, as compared with $1,701.9 million for the corresponding period in fiscal year 2016. The increase in revenue for the three and six months ended March 31, 2017, was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Gross profit	$425.4	9.0%	$390.4	$889.3	3.1%	$862.5
% of net revenue	49.9%		50.4%	50.4%		50.7%

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

The $35.0 million increase in gross profit for the three months ended March 31, 2017, as compared with the corresponding period in fiscal year 2016, was primarily the result of higher unit volumes and lower per-unit material and manufacturing costs with an aggregate gross profit benefit of $55.2 million. These benefits were partially offset by erosion of average selling price and changes in product mix that combined to negatively impact gross profit by $20.2 million. As a result, gross profit margin decreased to 49.9% of net revenue for the three months ended March 31, 2017.

The $26.8 million increase in gross profit for the six months ended March 31, 2017, as compared with the corresponding period in fiscal year 2016, was primarily the result of higher unit volumes and lower per-unit materials and manufacturing costs with an aggregate gross profit benefit of $147.4 million. These benefits were partially offset by the erosion of our average selling price and changes in product mix that combined to negatively impact gross profit by $120.6 million. As a result, gross profit margin decreased to 50.4% of net revenue for the six months ended March 31, 2017.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Research and development	$89.4	12.0%	$79.8	$171.4	6.3%	$161.3
% of net revenue	10.5%		10.3%	9.7%		9.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and six months ended March 31, 2017, as compared with the corresponding periods in fiscal year 2016, was primarily related to increased expenses associated with product development and overall compensation. As a result of the increased expense, research and development expenses for the three and six months ended March 31, 2017, increased as a percentage of net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Selling, general and administrative	$47.8	8.6%	$44.0	$98.7	3.1%	$95.7
% of net revenue	5.6%		5.7%	5.6%		5.6%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three and six months ended March 31, 2017, as compared with the corresponding periods in fiscal year 2016, was primarily related to increases in employee-related compensation expense, including share-based compensation during the periods. Selling, general and administrative expenses for the three and six months ended March 31, 2017, remained consistent as a percentage of net revenue when compared with the corresponding periods in fiscal year 2016.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Amortization of intangibles	$7.0	(18.6)%	$8.6	$15.5	(8.8)%	$17.0
% of net revenue	0.8%		1.1%	0.9%		1.0%

The decrease in amortization expense for the three and six months ended March 31, 2017, primarily relates to fully amortized intangible assets that were acquired in prior years partially offset by additional intangible assets acquired during the period.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Restructuring and other charges	$—	(100.0)%	$0.3	$0.6	100.0%	$0.3
% of net revenue	—%		—%	—%		—%

Restructuring and other charges for the six months ended March 31, 2017, are related to restructuring plans during the period. We do not anticipate any further significant charges associated with these restructuring activities. Substantially all of the cash payments related to these restructuring plans are expected to occur during the current fiscal year.

MERGER TERMINATION FEE

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Merger termination fee	—	—%	—	—	(100.0)%	88.5
% of net revenue	—%		—%	—%		5.2%

On October 29, 2015, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PMC- Sierra, Inc. (“PMC”), providing for, subject to the terms and conditions of the Merger Agreement, our cash acquisition of PMC. On November 23, 2015, PMC notified us that it had terminated the Merger Agreement. As a result, on November 24, 2015, PMC paid us a termination fee of $88.5 million pursuant to the Merger Agreement.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 31, 2017	Change	April 1, 2016	March 31, 2017	Change	April 1, 2016
(dollars in millions)
Provision for income taxes	$56.5	20.2%	$47.0	$119.8	9.0%	$109.9
% of net revenue	6.6%		6.1%	6.8%		6.5%

We recorded a provision for income taxes of $56.5 million (which consisted of $51.7 million and $4.8 million related to United States and foreign income taxes, respectively) and $119.8 million (which consisted of $108.2 million and $11.6 million related to United States and foreign income taxes, respectively) for the three and six months ended March 31, 2017, respectively.

The effective tax rate for the three and six months ended March 31, 2017, was 20.1% and 19.9%, respectively, as compared with 18.4% and 16.3% for the three and six months ended April 1, 2016, respectively. The difference between our year-to-date effective tax rate of 19.9% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by the non-recurrence of a tax benefit.
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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 31, 2017	April 1, 2016
Cash and cash equivalents at beginning of period	$1,083.8	$1,043.6
Net cash provided by operating activities	731.8	499.8
Net cash used in investing activities	(115.5)	(116.9)
Net cash used in financing activities	(293.2)	(249.0)
Cash and cash equivalents at end of period	$1,406.9	$1,177.5

Cash flow provided by operating activities:
Cash flow provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 31, 2017, we generated $731.8 million of cash flow from operating activities, an increase of $232.0 million as compared with the $499.8 million generated during the six months ended April 1, 2016. The increase in cash flow from operating activities during the six months ended March 31, 2017, was primarily related to net cash inflows from changes in operating assets and liabilities, partially offset by lower net income. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were $53.2 million in accounts payable due to the timing of vendor invoices, $48.8 million in accounts receivable due to the timing and collections of customer receivables, and $36.2 million in changes in other current and long-term liabilities primarily related to taxes. These sources of cash were offset by the uses of cash of $21.3 million related to inventory in advance of customer demand and $18.1 million in other current and long-term assets.

Cash flow used in investing activities:
Cash flow used in investing activities typically consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash flow used in investing activities was $115.5 million during the six months ended March 31, 2017, as compared with $116.9 million during the six months ended April 1, 2016. The cash used in investing activities was primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, increased filter production operations, and our wafer fabrication facilities. We paid cash of $13.7 million, net of cash acquired to complete an acquisition during the six months ended March 31, 2017. These uses of cash were partially offset by the maturity of a $3.2 million investment during the period.

Cash flow used in financing activities:
Cash flow used in financing activities consists primarily of cash transactions related to our equity. During the six months ended March 31, 2017, we had net cash outflows from financing activities of $293.2 million, as compared with net cash outflows from financing activities of $249.0 million during the six months ended April 1, 2016. During the six months ended March 31, 2017, we had the following significant uses of cash:

•	$201.7 million related to our repurchase of 2.4 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on January 19, 2017, and July 19, 2016;

•	$104.1 million related to the payment of cash dividends on our common stock; and

•	$44.6 million related to the minimum statutory payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the excess tax benefit for employee stock activity of $28.2 million and the net proceeds from employee stock option exercises of $31.9 million during the six months ended March 31, 2017.

Liquidity:
Cash and cash equivalent balances were $1,406.9 million as of March 31, 2017, representing an increase of $323.1 million from September 30, 2016. The increase resulted from $731.8 million in cash generated from operations which was offset by $105.0 million in capital expenditures, $201.7 million used to repurchase 2.4 million shares of stock and $104.1 million in cash dividend payments during the six months ended March 31, 2017. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,406.9 million as of March 31, 2017, consisted of $742.7 million held domestically and $664.2 million held by foreign subsidiaries, which is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2016 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. We will adopt this guidance during the first quarter of fiscal year 2019. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have established a cross-functional team to assess the potential impact of the new revenue standard. Our assessment process consists of reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We are currently evaluating the potential impact on our business processes, systems, controls and our consolidated financial statements of the new revenue standard. Our assessment will be completed during fiscal 2018 at which time we will select a method of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that ASU 2016-15 will have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are to be applied on a prospective basis. The effective date for adoption of this standard is for the first annual or interim goodwill impairment test in the fiscal year beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of this standard to have a material effect on the consolidated financial statements or related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (time deposits, certificates of deposit and money market funds) that total approximately $1,406.9 million as of March 31, 2017.

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

Based on our results of operations for the three and six months ended March 31, 2017, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (3)
12/31/16-1/27/17	1,034 (2)	$76.04	—	$500.0 million
1/28/17-2/24/17	1,592 (2)	$92.22	—	$500.0 million
2/25/17-3/31/17	1,000,084 (3)	$95.23	1,000,000	$404.8 million
Total	1,002,710

(1) The share repurchase program approved by the Board of Directors on January 17, 2017, authorizes the repurchase of up to $500.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The January 17, 2017, share repurchase program replaces in its entirety the July 19, 2016, plan.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of the minimal statutory withholding obligation under equity award agreements.

(3) 1,000,000 shares were repurchased at an average price of $95.23 per share as part of our share repurchase program, and 84 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of the minimal statutory withholding obligation under equity award agreements with an average price of $92.13 per share.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Third Amended and Restated By-laws	8-K	001-05506	3.1	2/3/2017

10.1	Transition Letter, dated February 1, 2017, between the Company and Bruce J. Freyman					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 3, 2017	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)