Form 10-Q
period 2017-06-30
SKYWORKS SOLUTIONS, INC.
filed 2017-07-27
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 20, 2017
Common Stock, par value $.25 per share	183,740,136

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net revenue	$900.8	$751.7	$2,666.8	$2,453.6
Cost of goods sold	447.2	373.4	1,323.9	1,212.8
Gross profit	453.6	378.3	1,342.9	1,240.8
Operating expenses:
Research and development	92.0	77.9	263.4	239.2
Selling, general and administrative	49.5	46.9	148.2	142.6
Amortization of intangibles	7.1	10.0	22.6	27.0
Restructuring and other charges	0.2	4.9	0.8	5.2
Total operating expenses	148.8	139.7	435.0	414.0
Operating income	304.8	238.6	907.9	826.8
Other income (expense), net	2.0	(2.4)	1.4	(5.8)
Merger termination fee	—	—	—	88.5
Income before income taxes	306.8	236.2	909.3	909.5
Provision for income taxes	60.6	51.2	180.4	161.1
Net income	$246.2	$185.0	$728.9	$748.4
Earnings per share:
Basic	$1.34	$0.98	$3.95	$3.94
Diluted	$1.32	$0.97	$3.90	$3.87
Weighted average shares:
Basic	184.2	188.7	184.6	189.8
Diluted	186.6	191.7	187.0	193.2

Cash dividends declared and paid per share	$0.28	$0.26	$0.84	$0.78

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$246.2	$185.0	$728.9	$748.4
Other comprehensive income
Fair value of investments	—	—	0.9	—
Foreign currency translation adjustment	0.1	(0.5)	0.8	(0.8)
Comprehensive income	$246.3	$184.5	$730.6	$747.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,444.0	$1,083.8
Receivables, net of allowance for doubtful accounts of $0.4 and $0.5, respectively	397.4	416.6
Inventory	482.5	424.0
Other current assets	88.1	77.7
Total current assets	2,412.0	2,002.1
Property, plant and equipment, net	857.7	806.3
Goodwill	881.8	873.3
Intangible assets, net	60.8	67.0
Deferred tax assets, net	51.4	54.1
Other assets	46.5	52.6
Total assets	$4,310.2	$3,855.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178.7	$110.4
Accrued compensation and benefits	67.7	42.3
Other current liabilities	54.4	57.5
Total current liabilities	300.8	210.2
Long-term tax liabilities	82.8	71.8
Other long-term liabilities	28.8	32.0
Total liabilities	412.4	314.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 225.6 shares issued and 183.7 shares outstanding as of June 30, 2017, and 222.5 shares issued and 184.9 shares outstanding as of September 30, 2016	45.9	46.2
Additional paid-in capital	2,846.1	2,686.0
Treasury stock, at cost	(1,822.2)	(1,443.5)
Retained earnings	2,837.2	2,263.6
Accumulated other comprehensive loss	(9.2)	(10.9)
Total stockholders’ equity	3,897.8	3,541.4
Total liabilities and stockholders’ equity	$4,310.2	$3,855.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income	$728.9	$748.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	64.3	58.3
Depreciation	166.8	159.6
Amortization of intangible assets	22.6	27.0
Contribution of common shares to savings and retirement plans	7.2	11.3
Deferred income taxes	2.8	1.5
Excess tax benefit from share-based compensation	(35.4)	(45.1)
Changes in assets and liabilities net of acquired balances:
Receivables, net	20.2	(32.0)
Inventory	(58.7)	(160.7)
Other current and long-term assets	(9.3)	(7.2)
Accounts payable	68.1	(110.2)
Other current and long-term liabilities	68.4	(10.2)
Net cash provided by operating activities	1,045.9	640.7
Cash flows from investing activities:
Capital expenditures	(218.0)	(174.1)
Payments for acquisitions, net of cash acquired	(13.7)	(55.0)
Maturity of investments	3.2	—
Net cash used in investing activities	(228.5)	(229.1)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	35.4	45.1
Repurchase of common stock - payroll tax withholdings on equity awards	(48.0)	(72.9)
Repurchase of common stock - share repurchase program	(330.5)	(327.0)
Dividends paid	(155.7)	(148.8)
Net proceeds from exercise of stock options	45.8	22.1
Payments of contingent consideration	(4.2)	—
Net cash used in financing activities	(457.2)	(481.5)
Net increase (decrease) in cash and cash equivalents	360.2	(69.9)
Cash and cash equivalents at beginning of period	1,083.8	1,043.6
Cash and cash equivalents at end of period	$1,444.0	$973.7
Supplemental cash flow disclosures:
Income taxes paid	$131.9	$163.4

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2017 consists of 52 weeks and ends on September 29, 2017. Fiscal year 2016 consisted of 52 weeks and ended on September 30, 2016. The third quarters of fiscal year 2017 and fiscal year 2016 each consisted of 13 weeks and ended on June 30, 2017, and July 1, 2016, respectively.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 30, 2017.

During the nine months ended June 30, 2017, the auction rate security that the Company carried as a Level 3 asset was redeemed at its par value. Upon receipt of the par value, the Company reversed the difference between the carrying value and par value of this security that it had previously temporarily impaired from accumulated other comprehensive income. There was no gain or loss recognized in earnings during the nine months ended June 30, 2017, as a result of this transaction.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined. The increases in Level 3 liabilities during the nine months ended June 30, 2017, relate to the fair value of the contingent consideration associated with a business combination completed during the period, as detailed in Note 10 to Item 1 of this quarterly report on Form 10-Q. The fair value of the contingent consideration was determined using a weighted average probability of the expected revenue to be generated from the acquired business over a three-year period, with the contingent payments being made in each of the respective years. The increase to the Level 3 liabilities was offset by payments of contingent consideration liabilities for acquisitions made in prior periods and net adjustments to the fair value of the contingent consideration liabilities during the nine months ended June 30, 2017, which were included in selling, general and administrative expenses.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of June 30, 2017				As of September 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$600.4	$600.4	$—	$—	$408.7	$408.7	$—	$—
Auction rate security	—	—	—	—	2.3	—	—	2.3
Total	$600.4	$600.4	$—	$—	$411.0	$408.7	$—	$2.3
Liabilities
Contingent consideration liability recorded for business combinations	$13.1	$—	$—	$13.1	$7.9	$—	$—	$7.9
Total	$13.1	$—	$—	$13.1	$7.9	$—	$—	$7.9

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

Auction rate security
Balance as of September 30, 2016	$2.3
Decreases in Level 3 assets	(2.3)
Balance as of June 30, 2017	$—

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent consideration
Balance as of September 30, 2016	$7.9
Increases to Level 3 liabilities	10.7
Decreases to Level 3 liabilities	(4.2)
Changes to Level 3 liabilities included in earnings	(1.3)
Balance as of June 30, 2017	$13.1

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 30, 2017.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 30, 2017	September 30, 2016
Raw materials	$20.9	$18.5
Work-in-process	314.3	255.5
Finished goods	132.2	140.4
Finished goods held on consignment by customers	15.1	9.6
Total inventory	$482.5	$424.0

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	June 30, 2017	September 30, 2016
Land and improvements	$11.7	$11.6
Buildings and improvements	137.5	133.5
Furniture and fixtures	30.7	29.5
Machinery and equipment	1,604.3	1,533.3
Construction in progress	199.4	59.9
Total property, plant and equipment, gross	1,983.6	1,767.8
Accumulated depreciation	(1,125.9)	(961.5)
Total property, plant and equipment, net	$857.7	$806.3

5.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill during the nine months ended June 30, 2017, are related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment related to goodwill noted during the three and nine months ended June 30, 2017.

The Company reviewed its non-amortizing trademarks during the three and nine months ended June 30, 2017, and determined that the useful lives of the trademarks were no longer considered to be indefinite and were not considered impaired. Accordingly, the Company began amortizing the trademarks during the three and nine months ended June 30, 2017, and will continue to amortize these assets on a straight-line basis over the period they will continue to contribute to ongoing cash flows.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	June 30, 2017			September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5	$78.5	$(62.3)	$16.2	$78.5	$(57.7)	$20.8
Developed technology and other	5	150.2	(107.1)	43.1	133.8	(89.2)	44.6
Trademarks	3	1.6	(0.1)	1.5	1.6	—	1.6
Total intangible assets		$230.3	$(169.5)	$60.8	$213.9	$(146.9)	$67.0

The increase in the gross amount of intangible assets is related to the business combination that closed during the period. For further information regarding this business combination see Note 10 to Item 1 of this quarterly report on Form 10-Q.

Annual amortization expense for the next five years related to intangible assets is expected to be as follows (in millions):

	Remaining 2017	2018	2019	2020	2021	Thereafter
Amortization expense	$5.0	$15.8	$14.0	$11.5	$8.5	$6.0

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
United States income taxes	$53.1	$43.7	$161.2	$137.2
Foreign income taxes	7.5	7.5	19.2	23.9
Provision for income taxes	$60.6	$51.2	$180.4	$161.1

Effective tax rate	19.7%	21.7%	19.8%	17.7%

The difference between the Company’s effective tax rate and the 35% United States federal statutory rate for the three and nine months ended June 30, 2017, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by an increase in the Company’s tax expense related to a change in the Company’s reserve for uncertain tax positions.

The Company concluded a Canadian examination of its federal income tax returns for fiscal years 2010 and 2011 during the nine months ended June 30, 2017. As a result, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $1.2 million in fiscal year 2017.

The Company had $20.3 million in accrued taxes that is included in other current liabilities.

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

During the nine months ended July 1, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of tax expense of $2.6 million during the nine months ended July 1, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $24.0 million in fiscal year 2016.

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

8.     STOCKHOLDERS’ EQUITY

Share Repurchase Program
On January 17, 2017, the Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock from time to time prior to January 17, 2019, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended June 30, 2017, the Company paid $128.8 million (including commissions) in connection with the repurchase of 1.3 million shares of its common stock (paying an average price of $103.06 per share). During the nine months ended June 30, 2017, the Company paid $330.5 million (including commissions) in connection with the repurchase of 3.7 million shares of its common stock (paying an average price of $90.56 per share). As of June 30, 2017, $275.9 million remained available under the existing share repurchase authorization.

Dividends
On July 20, 2017, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.32 per share, payable on August 29, 2017, to the Company’s stockholders of record as of the close of business on August 8, 2017.

During the three and nine months ended June 30, 2017, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per share	Total
First quarter	$0.28	$51.8
Second quarter	0.28	51.8
Third quarter	0.28	51.7
Total	$0.84	$155.3

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statement of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of sales	$2.9	$2.2	$10.1	$9.4
Research and development	9.1	7.7	25.9	23.9
Selling, general and administrative	8.6	8.0	28.3	25.0
Total share-based compensation	$20.6	$17.9	$64.3	$58.3

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$246.2	$185.0	$728.9	$748.4

Weighted average shares outstanding – basic	184.2	188.7	184.6	189.8
Dilutive effect of equity based awards	2.4	3.0	2.4	3.4
Weighted average shares outstanding – diluted	186.6	191.7	187.0	193.2

Net income per share – basic	$1.34	$0.98	$3.95	$3.94
Net income per share – diluted	$1.32	$0.97	$3.90	$3.87

Anti-dilutive common stock equivalents	0.1	1.8	0.8	1.5
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and nine months ended June 30, 2017, and July 1, 2016, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.    BUSINESS COMBINATION

During the nine months ended June 30, 2017, the Company acquired a business for total net cash consideration of $13.7 million together with future contingent payments for a total aggregated fair value of $24.8 million, net of cash acquired. The future contingent consideration payments range from zero to $20.0 million and are based upon the achievement of specified revenue objectives that are payable up to three years from the anniversary of the acquisition, which at closing and at June 30, 2017, had an estimated fair value of $10.7 million. In allocating the total purchase consideration for this acquisition based on preliminary estimated fair values, the Company recorded $8.5 million of goodwill and $16.4 million of identifiable intangible assets. Intangible assets acquired primarily consisted of developed technology with a weighted average useful life of five years as of the acquisition date. Goodwill resulting from this acquisition is not expected to be tax deductible.

The fair value estimates for the assets acquired and liabilities assumed for the acquisition completed during the nine months ended June 30, 2017, were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for this acquisition are subject to change as it obtains additional information during the measurement period (up to one year from the acquisition date).

Net revenue and net income from this acquisition have been included in the Consolidated Statements of Operations from the acquisition date through the nine months ended June 30, 2017, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. The Company incurred immaterial transaction-related costs during the nine months ended June 30, 2017, which were included within selling, general and administrative expense.

11.    RESTRUCTURING AND OTHER CHARGES

During the nine months ended June 30, 2017, the Company implemented immaterial restructuring plans primarily related to redundancies associated with the acquisition made during the period and recorded $0.8 million related to employee severance and other costs. The Company anticipates making substantially all of the cash payments during the fiscal year, and does not expect any further contingencies related to the restructuring plan. Charges associated with the restructuring plan are categorized in the “Other restructuring programs” in the table below.

The following tables present a summary of the Company’s restructuring activity (in millions):

Three months ended June 30, 2017	Balance at March 31, 2017	Current Charges	Cash Payments	Other	Balance at June 30, 2017
FY16 restructuring programs
Employee severance costs	$0.2	$—	$(0.1)	$—	$0.1
Other restructuring programs
Employee severance costs, lease and other contractual obligations	0.5	0.2	(0.2)	—	0.5
Total	$0.7	$0.2	$(0.3)	$—	$0.6

Nine months ended June 30, 2017	Balance at September 30, 2016	Current Charges	Cash Payments	Other	Balance at June 30, 2017
FY16 restructuring programs
Employee severance costs	$2.4	$—	$(2.3)	$—	$0.1
Other restructuring programs
Employee severance costs, lease and other contractual obligations	—	0.8	(0.3)	—	0.5
Total	$2.4	$0.8	$(2.6)	$—	$0.6

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2017, AND JULY 1, 2016

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	49.7	49.6	49.4
Gross profit	50.4	50.3	50.4	50.6
Operating expenses:
Research and development	10.2	10.4	9.9	9.7
Selling, general and administrative	5.5	6.2	5.6	5.8
Amortization of intangibles	0.8	1.3	0.8	1.1
Restructuring and other charges	—	0.7	—	0.2
Total operating expenses	16.5	18.6	16.3	16.8
Operating income	33.9	31.7	34.1	33.8
Other income (expense), net	0.2	(0.3)	0.1	(0.2)
Merger termination fee	—	—	—	3.6
Income before income taxes	34.1	31.4	34.2	37.2
Provision for income taxes	6.7	6.8	6.8	6.6
Net income	27.4%	24.6%	27.4%	30.6%

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

GENERAL

During the three and nine months ended June 30, 2017, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 19.8% to $900.8 million and 8.7% to $2,666.8 million for the three and nine months ended June 30, 2017, respectively, as compared with the corresponding period in fiscal year 2016. These increases in revenue were primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash and cash equivalents balance increased 33.2% to $1,444.0 million as of June 30, 2017, from $1,083.8 million as of September 30, 2016. This increase in cash and cash equivalents was primarily the result of cash generated from operations of $1,045.9 million for the nine months ended June 30, 2017, partially offset by increased returns to stockholders through the repurchase of 3.7 million shares of common stock for $330.5 million and dividend payments of $155.7 million, as well as capital expenditures of $218.0 million during the nine months ended June 30, 2017.

NET REVENUE

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Net revenue	$900.8	19.8%	$751.7	$2,666.8	8.7%	$2,453.6

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

We generated net revenue of $900.8 million for the three months ended June 30, 2017, an increase of $149.1 million or 19.8%, as compared with $751.7 million for the corresponding period in fiscal year 2016. Net revenue increased by 8.7% or $213.2 million to $2,666.8 million for the nine months ended June 30, 2017, as compared with $2,453.6 million for the corresponding period in fiscal year 2016. The increase in revenue for the three and nine months ended June 30, 2017, was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Gross profit	$453.6	19.9%	$378.3	$1,342.9	8.2%	$1,240.8
% of net revenue	50.4%		50.3%	50.4%		50.6%

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

The $75.3 million increase in gross profit for the three months ended June 30, 2017, as compared with the corresponding period in fiscal year 2016, was primarily the result of higher unit volumes, lower per-unit material and manufacturing costs with an aggregate gross profit benefit of $57.2 million and favorable product mix which was offset by erosion of average selling prices with an aggregate gross profit benefit of $18.1 million. Gross profit margin increased to 50.4% of net revenue for the three months ended June 30, 2017, as compared with the corresponding period in fiscal year 2016.

The $102.1 million increase in gross profit for the nine months ended June 30, 2017, as compared with the corresponding period in fiscal year 2016, was primarily the result of higher unit volumes and lower per-unit materials and manufacturing costs with an aggregate gross profit benefit of $204.5 million. These benefits were partially offset by the erosion of our average selling price and changes in product mix with an aggregate negative impact on gross profit of $102.4 million. Gross profit margin decreased to 50.4% of net revenue for the nine months ended June 30, 2017, as compared with the corresponding period in fiscal year 2016.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Research and development	$92.0	18.1%	$77.9	$263.4	10.1%	$239.2
% of net revenue	10.2%		10.4%	9.9%		9.7%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and nine months ended June 30, 2017, as compared with the corresponding periods in fiscal year 2016, was primarily related to increased headcount, overall employee-related compensation expense, and expenses associated with product development activity. As a result of these increased expenses, research and development expense for the nine months ended June 30, 2017, increased as a percentage of net revenue. Research and development expense decreased as a percentage of net revenue for the three months ended June 30, 2017, as compared with the corresponding period in fiscal year 2016, due to the aforementioned increase in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Selling, general and administrative	$49.5	5.5%	$46.9	$148.2	3.9%	$142.6
% of net revenue	5.5%		6.2%	5.6%		5.8%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three and nine months ended June 30, 2017, as compared with the corresponding periods in fiscal year 2016, was primarily related to increases in employee-related compensation expense, including share-based compensation during the periods, partially offset by a net gain related to the fair value adjustment of contingent consideration during the periods. Selling, general and administrative expenses for the three and nine months ended June 30, 2017, decreased as a percentage of net revenue, as compared with the corresponding periods in fiscal year 2016, due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Amortization of intangibles	$7.1	(29.0)%	$10.0	$22.6	(16.3)%	$27.0
% of net revenue	0.8%		1.3%	0.8%		1.1%

The decrease in amortization expense for the three and nine months ended June 30, 2017, as compared with the corresponding periods in fiscal year 2016, primarily relates to fully amortized intangible assets that were acquired in prior years partially offset by additional intangible assets acquired during the period.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Restructuring and other charges	$0.2	(95.9)%	$4.9	$0.8	(84.6)%	$5.2
% of net revenue	—%		0.7%	—%		0.2%

Restructuring and other charges for the three and nine months ended June 30, 2017, are related to restructuring plans during the periods. We do not anticipate any further significant charges associated with these restructuring activities. Substantially all of the cash payments related to these restructuring plans are expected to occur during the current fiscal year.

MERGER TERMINATION FEE

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Merger termination fee	—	—%	—	—	(100.0)%	88.5
% of net revenue	—%		—%	—%		3.6%

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

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	June 30, 2017	Change	July 1, 2016	June 30, 2017	Change	July 1, 2016
(dollars in millions)
Provision for income taxes	$60.6	18.4%	$51.2	$180.4	12.0%	$161.1
% of net revenue	6.7%		6.8%	6.8%		6.6%

We recorded a provision for income taxes of $60.6 million (which consisted of $53.1 million and $7.5 million related to United States and foreign income taxes, respectively) and $180.4 million (which consisted of $161.2 million and $19.2 million related to United States and foreign income taxes, respectively) for the three and nine months ended June 30, 2017, respectively.

The effective tax rate for the three and nine months ended June 30, 2017, was 19.7% and 19.8%, respectively, as compared with 21.7% and 17.7% for the three and nine months ended July 1, 2016, respectively. The difference between our year-to-date effective tax rate of 19.8% and the federal statutory rate of 35% was principally due to the recognition of foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and benefits from the settlement of a Canadian audit of the fiscal years 2010 and 2011 income tax returns, partially offset by the non-recurrence of a tax benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 30, 2017	July 1, 2016
Cash and cash equivalents at beginning of period	$1,083.8	$1,043.6
Net cash provided by operating activities	1,045.9	640.7
Net cash used in investing activities	(228.5)	(229.1)
Net cash used in financing activities	(457.2)	(481.5)
Cash and cash equivalents at end of period	$1,444.0	$973.7

Cash flow provided by operating activities:
Cash flow provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended June 30, 2017, we generated $1,045.9 million of cash flow from operating activities, an increase of $405.2 million as compared with the $640.7 million generated during nine months ended July 1, 2016. The increase in cash flow from operating activities during the nine months ended June 30, 2017, was primarily related to the net cash inflows from changes in operating assets and liabilities. Specifically, the changes in operating assets and liabilities that resulted in sources of cash were $68.4 million in changes in other current and long-term liabilities primarily related to taxes, $68.1 million in accounts payable due to the timing of vendor invoices, and $20.2 million in accounts receivable due to the timing and collections of customer receivables. These sources of cash were offset by the uses of cash of $58.7 million related to inventory in advance of customer demand and $9.3 million in other current and long-term assets.

Cash flow used in investing activities:
Cash flow used in investing activities typically consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash flow used in investing activities was $228.5 million during the nine months ended June 30, 2017, as compared with $229.1 million during the nine months ended July 1, 2016. The cash used in investing activities was primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, increased filter production operations, and our wafer fabrication facilities. We paid cash of $13.7 million, net of cash acquired to complete an acquisition during the nine months ended June 30, 2017. These uses of cash were partially offset by the maturity of a $3.2 million investment during the period.

Cash flow used in financing activities:
Cash flow used in financing activities consists primarily of cash transactions related to our equity. During the nine months ended June 30, 2017, we had net cash outflows from financing activities of $457.2 million, as compared with net cash outflows from financing activities of $481.5 million during the nine months ended July 1, 2016. During the nine months ended June 30, 2017, we had the following significant uses of cash:

•	$330.5 million related to our repurchase of 3.7 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on January 19, 2017, and July 19, 2016;

•	$155.7 million related to the payment of cash dividends on our common stock; and

•	$48.0 million related to the minimum statutory payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by $45.8 million in net proceeds from exercises of employee stock options and $35.4 million related to the excess tax benefit for employee stock activity during the nine months ended June 30, 2017.

Liquidity:
Cash and cash equivalent balances were $1,444.0 million as of June 30, 2017, representing an increase of $360.2 million from September 30, 2016. The increase resulted from $1,045.9 million in cash generated from operations which was offset by $218.0 million in capital expenditures, $330.5 million used to repurchase 3.7 million shares of stock and $155.7 million in cash dividend payments during the nine months ended June 30, 2017. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,444.0 million as of June 30, 2017, consisted of $754.8 million held domestically and $689.2 million held by foreign subsidiaries, which is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated to the United States.

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

In October 2016, the FASB issued ASU No. 2016-16, Income taxes (Topic 74): Intra-entity transfers of an asset other than inventory (“ASU 2016-16”). This ASU provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. We are currently evaluating the effect ASU 2016-16 will have on the consolidated financial statements as well as whether to adopt the new guidance early.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are to be applied on a prospective basis. The effective date for adoption of this standard is for the first annual or interim goodwill impairment test in the fiscal year beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 to have a material effect on the consolidated financial statements or related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (time deposits, certificates of deposit and money market funds) that total approximately $1,444.0 million as of June 30, 2017.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Credit risk associated with our investments is not material because our money market and deposits are diversified across several financial institutions with high credit ratings, which reduces the amount of credit exposure to any one counterparty.

Based on our results of operations for the three and nine months ended June 30, 2017, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (3)
04/01/17-04/28/17	980 (2)	$99.42	—	$404.8 million
04/29/17-05/26/17	633,611 (3)	$101.93	600,000	$343.6 million
05/27/17-06/30/17	650,000	$104.08	650,000	$275.9 million
Total	1,284,591

(1) The share repurchase program approved by the Board of Directors on January 17, 2017, authorizes the repurchase of up to $500.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program is scheduled to expire on January 17, 2019.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of the minimal statutory withholding obligation under equity award agreements.
(3) 600,000 shares were repurchased at an average price of $101.96 per share as part of our share repurchase program, and 33,611 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of the minimal statutory withholding obligation under equity award agreements with an average price of $101.28 per share.

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

SKYWORKS SOLUTIONS, INC.

Date:	July 27, 2017	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)