Form 10-K
period 2017-09-29
SKYWORKS SOLUTIONS, INC.
filed 2017-11-13
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 31, 2017) was approximately $18,022,200,659. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 3, 2017, was 183,189,590.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 29, 2017

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
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:

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
Skyworks and the Skyworks symbol are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and other countries. Third-party brands and names are for identification purposes only, and are the property of their respective owners.

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries, is empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

Our key customers include Amazon, Arris, Bose, Cisco, DJI, Foxconn, Garmin, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi and ZTE. Our competitors include Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM and Qorvo.

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

In August 2016, we acquired the remaining 34 percent interest in a joint venture that was initially created in August 2014 with Panasonic Corporation, through its Automotive & Industrial Systems Company (“Panasonic”) for the design, manufacture and sale of Panasonic’s SAW and TC-SAW filter products. The joint venture was dissolved and is now a wholly-owned subsidiary of the Company. With the overall demand for SAW and TC-SAW filters increasing and as technology and product architectures become more complex and the number of required bands grows, this investment assists us in securing a consistent supply of SAW and TC-SAW filters, in addition to allowing us to integrate filters into the design and production of our own products.

INDUSTRY BACKGROUND

Wireless connectivity is exploding, fueled by a powerful underlying demand to connect everyone and everything all the time. With wireless platforms serving as virtual hubs for e-commerce, enterprise to the cloud, social media, gaming and entertainment, these devices are enabling a new, multi-trillion dollar economy as the traditional brick-and-mortar model gives way to mobile-centric business models. Popular apps including Amazon, Facebook, Netflix, Spotify, Uber, Waze and YouTube all require ultra-fast, highly secure, low-latency and always-on connectivity as well as GPS location-based services. As a result, semiconductor solutions are becoming increasingly relevant, particularly as they resolve the daunting analog and RF complexities that are challenging the capabilities of existing hardware and the supporting network infrastructure. Semiconductor devices continue becoming smaller, more powerful, and easier to integrate across multiple communication protocols, which in turn is enabling mobile and IoT ecosystems.

Within mobile, Skyworks facilitates ubiquitous data creation, delivery and storage as smartphones transmit and receive immense amounts of content supporting multimedia streaming, social networking, gaming and emerging virtual reality. To enable these applications, we deliver highly integrated solutions leveraging our amplification, filtering, tuning, power management and packaging capabilities to continuously push the performance envelope.

Demand for connectivity across emerging markets around the world also continues to grow as the industry drives toward connecting the billions of people who remain unconnected. According to The GSMA Foundation, there will be 5.7 billion mobile subscribers by 2020, representing almost three-quarters of the world’s population. Subscriber growth over this period is forecast to be driven primarily by large markets in Asia, such as India, which alone is expected to add 310 million new unique subscribers by 2020.

At the same time, connectivity is proliferating into an adjacent set of IoT markets. From smart homes to the smart grid and from industrial to wearables, the number of connected devices is increasing exponentially. In fact, IHS Markit Ltd. projects the IoT market to grow from an installed base of 15 billion units in 2015 to more than 75 billion units by 2025. Skyworks is enabling these opportunities with highly customized system solutions supporting a broad set of wireless protocols including cellular LTE, Wi-Fi, Bluetooth®, LoRa, Thread and Zigbee®.

Looking ahead to 5G, we see a market that presents a massive growth opportunity for our industry and certainly for Skyworks. 5G data rates will approach ten to 100 times the fastest 4G speeds of today with near zero latency. To put this in perspective, downloading a full-length HD movie in 3G took one day; in 4G, the same file took minutes. On a 5G network, this content will be downloaded in mere seconds. By 2020 a single autonomous car is expected to consume 4,000 gigabytes of data per day in real-time diagnostics, positioning and vehicle-to-vehicle communications—that is equivalent to the daily data consumed by more than 2,000 smartphone users in 2017.

We expect the key catalysts for Skyworks to be the insatiable demand for data and the profitable usage model for both Mobile and IoT applications—as each connection becomes more valuable and vital particularly as the world embraces 5G.

Solving Connectivity Challenges

The transition to ubiquitous connectivity, however, does not come without challenges to existing architectures. RF solutions in ultra-thin, high performance consumer products must increase data rates, solve signal interference problems, and occupy minimal board space while at the same time increasing battery life. Meeting these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, filtering and tuning, among others. This complexity plays directly to our strengths. We have a strong heritage in analog systems design and have spent the last decade investing in key technologies and resources. We are at the forefront of advanced multi-chip module integration and offer unmatched technology breadth, providing deep expertise in CMOS, SOI, GaAs and filters, and maintain strategic partnerships with outside independent wafer fabrication facilities, called foundries.

SKYWORKS’ STRATEGY

Our ambitious vision is to connect everyone and everything, all the time. Towards that end, key elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex LTE and 5G architectures across a multitude of wireless broadband applications, we are uniquely positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other mobile devices plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. Our expertise includes BiFET, CMOS, HBT, pHEMT, SOI and silicon germanium processes. We also hold strong technology leadership positions in passive devices, advanced integration including proprietary shielding and 3-D die stacking as well as SAW and TC-SAW filters. Our product portfolio is reinforced by a library of approximately 3,000 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with key original equipment manufacturers (“OEMs”), smartphone providers and baseband reference design partners. Our customers value our supply chain strength, our innovative technology and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying our business in three areas: our addressed markets, our customer base and our product offerings. By leveraging core analog and mixed signal technologies, we are expanding our family of solutions to a set of increasingly diverse end markets and customers. We are steadily growing our business beyond just mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, infrastructure, medical, smart energy and wireless networking. In these markets we leverage our scale, intellectual property and worldwide distribution network, which spans over 2,500 customers and over 2,500 analog components.

Delivering Operational Excellence
We vertically integrate our supply chain where we can with highly specialized internal manufacturing capabilities, creating a competitive advantage, or enter into alliances and strategic relationships for leading-edge technologies. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demand of the marketplace. Our internal capacity utilization remains high, resulting in an increase of our gross margin and the return on invested capital on a broader range of revenue.

Additionally, we continue to drive reductions in product design and manufacturing cycle times and further improve product yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules.

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

Generating Superior Operating Results and Shareholder Returns
We seek to generate financial returns that are comparable to a highly diversified analog semiconductor company while delivering high growth rates representative of a mobile internet company. Given our product volume and overall utilization we strive to achieve a best-in-class return on investment and operating income to reward shareholders.

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

CUSTOMER CONCENTRATION
A small number of customers historically has accounted for a significant portion of our net revenue. In the fiscal year ended September 29, 2017 (“fiscal 2017”), three customers—Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, “Foxconn”), Samsung Electronics (“Samsung”), and Huawei Technology Co., Ltd.—each constituted ten percent or more of our net revenue. In the fiscal year ended September 30, 2016 (“fiscal 2016”), two customers—Foxconn and Samsung—each constituted more than ten percent of our net revenue. In the fiscal year ended October 2, 2015 (“fiscal 2015”), Foxconn constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 16 to Item 8 of this Annual Report on Form 10-K.

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

Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline over time. We mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs and lower manufacturing costs of existing products and by introducing new and higher value-added products.

RESEARCH AND DEVELOPMENT
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $355.2 million, $312.4 million and $303.2 million in research and development during fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

ENVIRONMENTAL REGULATIONS
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Most of our customers have mandated that our products comply with various local, regional and national “green” initiatives initiated by such customers or the locations in which they operate. We believe that our current expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection, and other expenditures for the resolution of environmental claims, will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. Environmental regulations are subject to change in the future, and accordingly we are unable to assess the possible effect of compliance with future requirements.

SEASONALITY
Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as smartphones and tablet computing devices. The highest demand for our products generally occurs in our first fiscal quarter ending in December and the fourth fiscal quarter ending in September. The lowest demand for our handset products generally occurs in our second fiscal quarter ending in March.

GEOGRAPHIC INFORMATION
For information regarding net revenue by geographic region for each of the last three fiscal years, see Note 16 to Item 8 of this Annual Report on Form 10-K.

EMPLOYEES
As of September 29, 2017, we employed approximately 8,400 employees world-wide. Approximately 1,000 of our employees in Mexico, 250 employees in Singapore, and 200 employees in Japan are covered by collective bargaining and other union agreements.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, financial condition or results of operations could be materially impacted by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time may impair our business operations, financial condition or results of operations.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Uncertain worldwide economic conditions, together with other factors such as the volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. Uncertainty and economic weakness could result in a market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, bad debt, inventory charges, restructuring charges, and asset impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

Our operating results may be adversely affected by quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.

These factors include, among others:

•	changes in end-user demand for the products (principally smartphones) manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of materials and services from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	increasing industry consolidation among our competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customer’s products, and

•	intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property.

We employ certain methods, assumptions, estimates, and other subjective judgments in order to apply our accounting policies and to project future performance, projections which may be publicly disclosed from time to time. Changes to such methods, assumptions, estimates, and judgments, combined with other factors that are difficult to forecast, including the factors listed above, could materially and adversely affect our quarterly or annual operating results and could produce actual operating results that differ significantly from previous estimates and projections. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.

Our reliance on a small number of customers for a large portion of our sales could have a material adverse effect on the results of our operations.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2017, three customers each accounted for ten percent of greater of our net revenue. In fiscal 2016, two customers each accounted for greater than ten percent of our net revenue. In fiscal 2015, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 16 to Item 8 of this Annual Report on Form 10-K.

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

Public stock markets have experienced price and trading volume volatility. This volatility has affected, and could significantly and negatively affect, the market prices of securities of many technology companies, particularly the market price of our common stock. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

•
local economic and political conditions, including, but not limited to, social, economic and political instability related to the uncertainty regarding the relationships between the United States and Mexico, Russia, China, North Korea, Middle Eastern countries, other foreign countries, and the international community at large, and related to the United Kingdom’s pending withdrawal from the European Union,

•	labor market conditions and workers’ rights,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•
restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, border taxes, increased import or export controls and tariffs) that could negatively impact trade between, or increase the cost of operating in, the countries in which Skyworks does business,

•	changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,

•	natural disasters, acts of terrorism, widespread illness and war,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	direct or indirect government actions, subsidies or policies aimed at supporting local industry,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements,

•	withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which Skyworks does business,

•
changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments (including changes proposed in the U.S. regarding corporate taxes, the taxation of income earned outside the U.S., and the taxation of imported and exported goods and services, as well as changes in certain countries in Europe and elsewhere regarding corporate taxes, transfer pricing, and tax treaty provisions),

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

Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us. Other jurisdictions in which we conduct business may establish legal and regulatory regimes that differ materially from United States laws and regulations. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

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

Our manufacturing processes are extremely complex and specialized, and disruptions could have a material adverse effect on our business, financial condition and results of operations.
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

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue.

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

Our SAW and TC-SAW filter manufacturing process is also specialized in nature and in the event of a disruption in production at our filter wafer fabrication facilities in Kadoma, Japan and Osaka, Japan or in our filter assembly and test facility in Singapore, for any reason, alternative filter production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

Remaining competitive in the semiconductor industry depends upon our ability to develop new products, reduce costs in a timely manner, transition to smaller geometry process technologies, and achieve higher levels of design integration.
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

We continually evaluate expenditures for planned product development and choose among alternatives based on our understanding of customer technical requirements, new industry standards and expectations of future market growth. We may not be able to develop and introduce new or enhanced wireless communications semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business and results of operations would be materially and adversely harmed.

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

In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our relationships with certain foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

We may be subject to warranty claims, product recalls and liability claims.
Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. Depending on the nature of the product defects, we may not be able to recoup our losses from our third-party suppliers. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, or other obligations under customer contracts. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs.

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

Although we own and operate assembly and test facilities, we still depend on subcontractors to package, assemble and test certain of our products at cost-competitive rates. We do not have long-term agreements with any of our assembly or test subcontractors and typically procure services from these suppliers on a per order basis. If any of these subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our components. Any problems that we may encounter with the delivery, quality or cost of our products could damage our customer relationships and materially and adversely affect our results of operations.

If we are unable to attract and retain qualified personnel to contribute to the design, development, manufacture and sale of our products, we may not be able to effectively operate our business.
As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we may not be able to continue to attract and retain the qualified management and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given among other factors, the use of equity-based compensation by us and our competitors. Further, existing immigration laws, together with any changes to immigration policies or regulations in the United States, could make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, limiting the pool of available talent. Travel bans, difficulties obtaining visas and other restrictions on international travel could make it more difficult to effectively manage our international operations, collaborate as a global company or service our international customer base. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

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

Our business and operations could suffer in the event of information technology security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’, licensees’ or employees’ confidential information, we may incur liability as a result. In addition, we expect to devote significant resources to the security of our information technology systems.

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
We intend to pay quarterly cash dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders.

Future cash dividends may be affected by, among other factors:

•	our views on potential future capital requirements, including those related to acquisitions as well as research and development,

•	our ability to generate sufficient earnings and cash flows,

•	use of cash to consummate various acquisition transactions,

•	capital requirements related to stock repurchase programs,

•	changes in federal and state income tax laws or corporate laws, and

•	changes to our business model.

Our cash dividend payments may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends in any particular amounts or at all. A reduction in our cash dividend payments could have a negative effect on our stock price.

Changes in tax regulations and changes in the favorable tax status of our subsidiary in Singapore could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities could change, including the Base Erosion and Profit Shifting project being conducted by the Organization for Economic Co-operation and Development, our tax liability in general could increase. For example, our subsidiary in Singapore receives a tax holiday that is expected to be effective through September 2020. Changes in the status of this tax holiday could have a negative effect on our net income in future years.

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
The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. Heightened public focus on climate change, sustainability and environmental issues has also led to increased government regulation and caused certain of our customers to impose environmental standards on us as a part of doing business with them. We expect that the trend of increasing environmental awareness will continue for the foreseeable future which will result in higher costs of operations. In addition, our commitment to environmentally sustainable practices, while undertaken in a manner designed to be as efficient and cost effective as possible, may result in increases in costs of operations for us relative to our competitors until technologies and methods are developed that will help reduce those costs or such practices become industry best practice.

A number of domestic and foreign jurisdictions restrict or may seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties and/or restrictions imposed by government agencies that could adversely affect our operating results.

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

New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. In addition, new restrictions on emissions of carbon dioxide or other greenhouse gases could result in significant costs for us. The Commonwealth of Massachusetts has adopted greenhouse gas regulations, and the United States Congress may pass federal greenhouse gas legislation in the future. The United States Environmental Protection Agency has issued greenhouse gas reporting regulations that may apply to certain of our operations. Various jurisdictions are developing other climate change-based regulations, that also may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have executive offices in Irvine, California, and Woburn, Massachusetts. For information regarding property, plant and equipment by geographic region for each of the last three fiscal years, see Note 16 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Osaka, Japan	Leased	405,400	Filter manufacturing
Mexicali, Mexico	Leased	200,600	Manufacturing and office space
Singapore, Singapore	Leased	176,800	Filter manufacturing
Irvine, California	Leased	126,900	Design center and office space
Newbury Park, California	Leased	114,100	Design center
Kadoma, Japan	Leased	103,300	Filter manufacturing and office space
San Jose, California	Leased	49,800	Design center
Cedar Rapids, Iowa	Leased	42,900	Design center
Ottawa, Ontario	Leased	33,200	Design center
Andover, Massachusetts	Leased	22,900	Design center
Seoul, Korea	Leased	22,900	Design center
Basking Ridge, New Jersey	Leased	21,800	Design center
Gyeonggi-Do, Korea	Leased	20,800	Design center

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

	Fiscal Years Ended
	September 29, 2017			September 30, 2016
	High	Low	Dividends	High	Low	Dividends
First quarter	$80.15	$71.78	$0.28	$87.92	$74.63	$0.26
Second quarter	$99.11	$74.57	$0.28	$78.18	$55.85	$0.26
Third quarter	$111.01	$95.95	$0.28	$78.21	$58.01	$0.26
Fourth quarter	$109.55	$95.34	$0.32	$77.02	$58.82	$0.28

The number of stockholders of record of our common stock as of November 3, 2017 was 14,389. On November 6, 2017, the Board of Directors declared a cash dividend of $0.32 per share of common stock, payable on December 12, 2017, to stockholders of record as of November 21, 2017. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 29, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/01/17-7/28/17	4,909 (2)	$97.17	—	$275.9 million
7/29/17-8/25/17	602,137(3)	$102.29	600,000	$214.6 million
8/26/17-9/29/17	402,615(4)	$101.09	400,000	$174.1 million
Total	1,009,661		1,000,000
_________________________
(1)The share repurchase program approved by the Board of Directors on January 17, 2017, authorized the repurchase of up to $500.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The share repurchase program is scheduled to expire on January 17, 2019.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under restricted stock agreements.
(3) 600,000 shares were repurchased at an average price of $102.28 per share as part of our share repurchase program and 2,137 shares were withheld for tax obligations under restricted stock agreements with an average price of $105.53.
(4) 400,000 shares were repurchased at an average price of $101.08 per share as part of our share repurchase program and 2,615 shares were withheld for tax obligations under restricted stock agreements with an average price of $101.54.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below for the five years ended September 29, 2017, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. Our fiscal year ends on the Friday closest to September 30. Fiscal 2017, 2016, 2015, and 2013 each consisted of 52 weeks and ended on September 29, 2017, September 30, 2016, October 2, 2015, and September 27, 2013, respectively. Fiscal 2014 consisted of 53 weeks and ended on October 3, 2014.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	September 29, 2017	September 30, 2016 (1)	October 2, 2015	October 3, 2014	September 27, 2013
Net revenue	$3,651.4	$3,289.0	$3,258.4	$2,291.5	$1,792.0
Operating income	$1,253.8	$1,118.7	$1,023.1	$565.2	$345.1
Operating margin	34.3%	34.0%	31.4%	24.7%	19.3%
Net income	$1,010.2	$995.2	$798.3	$457.7	$278.1
Earnings per share:
Basic	$5.48	$5.27	$4.21	$2.44	$1.48
Diluted	$5.41	$5.18	$4.10	$2.38	$1.45
Cash dividends declared per share	$1.16	$1.06	$0.65	$0.22	$—

	As of
Balance Sheet Data:	September 29, 2017	September 30, 2016 (1)	October 2, 2015	October 3, 2014	September 27, 2013
Working capital	$2,245.8	$1,791.9	$1,450.8	$1,131.6	$893.6
Property, plant and equipment, net	$882.3	$806.3	$826.4	$555.9	$328.6
Total assets	$4,573.6	$3,855.4	$3,719.4	$2,973.8	$2,333.1
Stockholders’ equity	$4,065.7	$3,541.4	$3,159.2	$2,532.4	$2,101.1
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

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets. Our key customers include Amazon, Arris, Bose, Cisco, DJI, Foxconn, Garmin, General Electric, Google, Honeywell, HTC, Huawei, Landis & Gyr, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi, and ZTE. Our competitors include Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM, and Qorvo.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 29, 2017, SEPTEMBER 30, 2016, AND OCTOBER 2, 2015.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	September 29, 2017	September 30, 2016	October 2, 2015
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.6	49.4	52.3
Gross profit	50.4	50.6	47.7
Operating expenses:
Research and development	9.7	9.5	9.3
Selling, general and administrative	5.6	6.0	5.9
Amortization of intangibles	0.8	1.0	1.0
Restructuring and other charges	—	0.1	0.1
Total operating expenses	16.1	16.6	16.3
Operating income	34.3	34.0	31.4
Other income (expense), net	0.1	(0.2)	—
Merger termination fee	—	2.7	—
Income before income taxes	34.4	36.5	31.4
Provision for income taxes	6.7	6.2	6.9
Net income	27.7%	30.3%	24.5%

GENERAL
During the fiscal year ended September 29, 2017, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased to approximately $3,651 million, an increase of 11% as compared to the prior fiscal year. This increase in revenue was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increased strength in emerging markets due to the adoption of evolving technologies, increases in applications for the IoT, and the expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash and cash equivalents balance increased 49% to $1,617 million in fiscal 2017 from $1,084 million in fiscal 2016. This was the result of a 34% increase in cash from operations to $1,471 million in fiscal 2017 from $1,096 million in fiscal 2016 due to higher net income and changes in net working capital. In addition, we returned $647 million to shareholders through repurchasing 4.7 million shares of our common stock for $432 million together with payments of $215 million in cash dividends. Lastly, we invested approximately $303 million in capital expenditures.

NET REVENUE

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Net revenue	$3,651.4	11.0%	$3,289.0	0.9%	$3,258.4

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

The $362.4 million increase in revenue in fiscal 2017 as compared to fiscal 2016 was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphones models continue to evolve, increased strength in emerging markets due to the adoption of evolving technologies, the increasing number of applications for the IoT, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

The $30.6 million increase in revenue in fiscal 2016 as compared to fiscal 2015 was primarily driven by our ability to capture a higher share of the increasing radio frequency and analog content per device as smartphones continue to displace traditional cellular phones, increased strength in emerging markets due to the adoption of 3G and 4G technologies, the increasing number of applications for the IoT, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military. These increases were partially offset due to a decrease in demand during fiscal 2016 for our components from a key smartphone customer as a result of a decline in overall market demand for certain products.

For information regarding net revenue by geographic region and customer concentration, see Note 16 of Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Gross profit	$1,841.8	10.6%	$1,665.2	7.1%	$1,554.5
% of net revenue	50.4%		50.6%		47.7%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline over time. As part of our normal course of business, we mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs, improve manufacturing efficiencies, lower manufacturing costs of existing products and by introducing new and higher value-added products.

Gross profit was $176.6 million greater in fiscal 2017 as compared to fiscal 2016. The increase in gross profit was primarily the result of higher unit volumes and lower overall per-unit material and manufacturing costs, with an aggregate gross profit benefit of $306.6 million. These benefits were partially offset by the erosion of average selling price and changes in product mix that combined to negatively impact gross profit by $130.0 million. As a result of these impacts, gross profit margin decreased to 50.4% of net revenue for fiscal 2017.

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

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Research and development	$355.2	13.7%	$312.4	3.0%	$303.2
% of net revenue	9.7%		9.5%		9.3%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2017 as compared to fiscal 2016 is primarily related to increased headcount, overall employee-related compensation expense, and expenses associated with product development activity. Research and development expense increased slightly as a percentage of net revenue due to the aforementioned factors.

The increase in research and development expense in fiscal 2016 as compared to fiscal 2015 is primarily related to increased product development-related expenses partially offset by a decrease in variable compensation expense, including share-based compensation. Research and development expense increased slightly as a percentage of net revenue due to the aforementioned factors.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Selling, general and administrative	$204.6	4.4%	$195.9	2.4%	$191.3
% of net revenue	5.6%		6.0%		5.9%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses in fiscal 2017 as compared to fiscal 2016 was primarily related to increases in employee-related compensation expenses, including share-based compensation, partially offset by lower legal expenses and a net gain related to the fair value adjustment of contingent consideration recorded during the period. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned factors and the increase in net revenue.

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

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Amortization of intangibles	$27.6	(17.4)%	$33.4	(0.3)%	$33.5
% of net revenue	0.8%		1.0%		1.0%

The decrease in amortization for fiscal 2017, as compared to fiscal 2016, primarily relates to fully amortized intangible assets that were acquired in prior years partially offset by additional intangible assets acquired during the fiscal year.

The decrease in amortization expense for fiscal 2016, as compared to fiscal 2015, is the result of intangible assets acquired during fiscal 2016, partially offset by the end of the estimated useful lives of certain fully amortized intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Restructuring and other charges	$0.6	(87.5)%	$4.8	41.2%	$3.4
% of net revenue	—%		0.1%		0.1%

Restructuring and other charges incurred in fiscal 2017 are primarily related to restructuring plans initiated during the period. We do not anticipate any further significant charges associated with these restructuring activities and substantially all of the remaining cash payments related to these restructuring plans are expected to occur during the next fiscal year.

Restructuring and other charges incurred in fiscal 2016 are primarily related to restructuring plans to reduce redundancies associated with the acquisitions made during fiscal 2016. We do not anticipate any further significant charges associated with these restructuring activities.

MERGER TERMINATION FEE

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Merger termination fee	$—	(100.0)%	$88.5	100.0%	$—
% of net revenue	—%		2.7%		—%

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

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 29, 2017	Change	September 30, 2016	Change	October 2, 2015
(dollars in millions)
Provision for income taxes	$246.8	20.2%	$205.4	(8.8)%	$225.3
% of net revenue	6.7%		6.2%		6.9%

The annual effective tax rate for fiscal 2017 of 19.6% was less than the United States federal statutory rate of 35.0% primarily due to benefits of 14.3% related to foreign earnings taxed at a rate less than the United States federal rate, 1.6% related to a domestic production activities deduction, and 1.3% related to the recognition of federal research and development tax credits, partially offset by income tax rate expense impact of 1.0% related to a change in our tax reserves.

We concluded a Canadian examination of our federal income tax returns for fiscal years 2010 and 2011 during fiscal 2017. As a result, we decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $1.2 million in fiscal 2017.

We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditioned upon our compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased the taxes we owe in Singapore by $37.4 million and $30.8 million for fiscal 2017 and fiscal 2016, respectively. This resulted in tax benefits of $0.20 and $0.16 of diluted earnings per share for fiscal 2017 and fiscal 2016, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	September 29, 2017	September 30, 2016	October 2, 2015
Cash and cash equivalents at beginning of period	$1,083.8	$1,043.6	$805.8
Net cash provided by operating activities	1,471.3	1,095.7	992.8
Net cash used in investing activities	(325.9)	(250.9)	(454.7)
Net cash used in financing activities	(612.4)	(804.6)	(300.3)
Cash and cash equivalents at end of period	$1,616.8	$1,083.8	$1,043.6

Cash flow provided by operating activities:
Cash flow provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2017, we generated $1,471.3 million in cash flow from operations, an increase of $375.6 million when compared to $1,095.7 million generated in fiscal 2016. The increase in cash flow from operating activities during the fiscal year ended September 29, 2017, was related to higher net income combined with a net cash inflow from changes in operating assets and liabilities. Specifically, the changes in operating assets and liabilities that were sources of cash were: $147.8 million related to accounts payable, due to the timing of capital expenditures and vendor payments, $96.3 million related to changes in other current and long-term liabilities primarily driven by changes in income taxes and $3.3 million in other current and long-term assets. These sources of cash were offset by uses of cash of: $69.2 million related to increases in inventory primarily related to end customer demand and $37.1 million in accounts receivable due to the timing of customer collections.

Cash flow used in investing activities:
Cash flow used in investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, purchased intangibles, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash flow used in investing activities was $325.9 million during fiscal 2017, compared to $250.9 million during fiscal 2016. The cash used for capital expenditures was $303.3 million, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities. During fiscal 2017, we paid $13.7 million, net of cash acquired, to complete an acquisition and $12.1 million related to purchased intangibles. These uses of cash were partially offset by the maturity of a $3.2 million investment during the period.

Cash flow used in financing activities:

Cash flow used in financing activities consists primarily of cash transactions related to debt and equity. During fiscal 2017, we had net cash outflows of $612.4 million, compared to $804.6 million in fiscal 2016. The decrease in cash used in financing activities primarily related to the decrease in share repurchase activity primarily offset by increased dividend payments during fiscal 2017. During fiscal 2017 we had the following significant uses of cash:

•	$432.3 million related to our repurchase of 4.7 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on January 19, 2017, and July 19, 2016;

•	$214.6 million related to the payment of cash dividends on our common stock;

•	$49.2 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards; and

•	$10.9 million in deferred payments related to deferred intangible asset purchases and contingent consideration payments.
These uses of cash were partially offset by the excess tax benefit from stock option exercises of $40.8 million and net proceeds from employee stock option exercises of $53.8 million during fiscal 2017.

Liquidity:
Cash and cash equivalent balances were $1,616.8 million at September 29, 2017, representing an increase of $533.0 million from September 30, 2016. The increase resulted from $1,471.3 million in cash generated from operations which was partially offset by $432.3 million used to repurchase 4.7 million shares of stock, and $214.6 million in cash dividend payments during fiscal 2017, $303.3 million in capital expenditures and $13.7 million related to business acquisition activity. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,616.8 million at September 29, 2017, consisted of $770.9 million held domestically and $845.9 million held by foreign subsidiaries, which is considered by us to be indefinitely reinvested and would be subject to material tax effects if repatriated.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K-303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at September 29, 2017 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$94.3	$5.4	$4.0	$1.0	$83.9
Operating lease obligations	84.6	21.2	34.8	15.4	13.2
Contingent consideration for business combinations (2)	11.9	1.5	10.4	—	—
Other commitments (3)	10.3	10.2	0.1	—	—
Total	$201.1	$38.3	$49.3	$16.4	$97.1
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

Inventory Valuation. We value our inventory at the lower of cost or net realizable value. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of forecasted demand in relation to on-hand inventory, salability of our inventory, general market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence. Changes in actual demand or market conditions could adversely impact our reserve calculations. Historically, we have not experienced material differences between our estimated inventory reserves and actual results.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended September 29, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality investment risk, interest rate risk and foreign exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio which consists of cash and cash equivalents (time deposits, certificates of deposit and money market funds) that total $1,616.8 million as of September 29, 2017.

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

Based on our results of operations for the fiscal year ended September 29, 2017, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an approximately $5.6 million reduction of interest income with the resulting impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash and cash equivalents and other investments, we do not believe that investment or interest rate risks pose material exposures to our current business or results of operations.

Foreign Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, we had foreign exchange (losses)/gains of ($3.1) million, ($5.6) million and $1.4 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 35

(2)	Consolidated Statements of Operations for the three years ended September 29, 2017	Page 36

(3)	Consolidated Statements of Comprehensive Income for the three years ended September 29, 2017	Page 37

(4)	Consolidated Balance Sheets at September 29, 2017, and September 30, 2016	Page 38

(5)	Consolidated Statements of Cash Flows for the three years ended September 29, 2017	Page 39

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2017	Page 40

(7)	Notes to Consolidated Financial Statements	Page 41 through 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Skyworks Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 29, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15 of this Form 10-K. We also have audited Skyworks Solutions, Inc.’s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Skyworks Solutions, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skyworks Solutions, Inc. and subsidiaries as of September 29, 2017 and September 30, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended September 29, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Skyworks Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Boston, Massachusetts
November 13, 2017

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Net revenue	$3,651.4	$3,289.0	$3,258.4
Cost of goods sold	1,809.6	1,623.8	1,703.9
Gross profit	1,841.8	1,665.2	1,554.5
Operating expenses:
Research and development	355.2	312.4	303.2
Selling, general and administrative	204.6	195.9	191.3
Amortization of intangibles	27.6	33.4	33.5
Restructuring and other charges	0.6	4.8	3.4
Total operating expenses	588.0	546.5	531.4
Operating income	1,253.8	1,118.7	1,023.1
Other income, (expense), net	3.2	(6.6)	0.5
Merger termination fee	—	88.5	—
Income before income taxes	1,257.0	1,200.6	1,023.6
Provision for income taxes	246.8	205.4	225.3
Net income	$1,010.2	$995.2	$798.3
Earnings per share:
Basic	$5.48	$5.27	$4.21
Diluted	$5.41	$5.18	$4.10
Weighted average shares:
Basic	184.3	188.7	189.5
Diluted	186.7	192.1	194.9

Cash dividends declared and paid per share	$1.16	$1.06	$0.65

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Net income	$1,010.2	$995.2	$798.3
Other comprehensive income
Fair value of investments	0.9	—	—
Pension adjustments	0.7	(1.8)	(0.2)
Foreign currency translation adjustment	0.8	(0.9)	(3.1)
Comprehensive income	$1,012.6	$992.5	$795.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 29, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,616.8	$1,083.8
Receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	454.7	416.6
Inventory	493.5	424.0
Other current assets	68.7	77.7
Total current assets	2,633.7	2,002.1
Property, plant and equipment, net	882.3	806.3
Goodwill	883.0	873.3
Intangible assets, net	67.8	67.0
Deferred tax assets, net	66.5	54.1
Other assets	40.3	52.6
Total assets	$4,573.6	$3,855.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258.4	$110.4
Accrued compensation and benefits	68.1	42.3
Other current liabilities	61.4	57.5
Total current liabilities	387.9	210.2
Long-term tax liabilities	92.9	71.8
Other long-term liabilities	27.1	32.0
Total liabilities	507.9	314.0
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 226.0 shares issued and 183.1 shares outstanding as of September 29, 2017, and 222.5 shares issued and 184.9 shares outstanding as of September 30, 2016	45.8	46.2
Additional paid-in capital	2,893.8	2,686.0
Treasury stock, at cost	(1,925.0)	(1,443.5)
Retained earnings	3,059.6	2,263.6
Accumulated other comprehensive loss	(8.5)	(10.9)
Total stockholders’ equity	4,065.7	3,541.4
Total liabilities and stockholders’ equity	$4,573.6	$3,855.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income	$1,010.2	$995.2	$798.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	88.5	78.0	99.8
Depreciation	227.2	214.4	162.3
Amortization of intangible assets	27.6	33.4	33.5
Contribution of common shares to savings and retirement plans	15.0	18.0	20.9
Deferred income taxes	2.2	—	(3.9)
Excess tax benefit from share-based compensation	(40.8)	(43.7)	(57.3)
Other	0.3	0.3	0.5
Changes in assets and liabilities net of acquired balances:
Receivables, net	(37.1)	121.4	(222.2)
Inventory	(69.2)	(147.3)	3.6
Other current and long-term assets	3.3	(20.4)	(39.2)
Accounts payable	147.8	(181.5)	90.5
Other current and long-term liabilities	96.3	27.9	106.0
Net cash provided by operating activities	1,471.3	1,095.7	992.8
Cash flows from investing activities:
Capital expenditures	(303.3)	(189.3)	(430.1)
Payments for acquisitions, net of cash acquired	(13.7)	(55.6)	(24.6)
Purchased intangibles	(12.1)	(6.0)	—
Maturity of investments	3.2	—	—
Net cash used in investing activities	(325.9)	(250.9)	(454.7)
Cash flows from financing activities:
Payments for obligations recorded for business combinations	—	(76.5)	—
Excess tax benefit from share-based compensation	40.8	43.7	57.3
Repurchase of common stock - payroll tax withholdings on equity awards	(49.2)	(73.3)	(54.2)
Repurchase of common stock - share repurchase program	(432.3)	(525.6)	(237.3)
Dividends paid	(214.6)	(201.0)	(123.1)
Net proceeds from exercise of stock options	53.8	28.1	57.0
Deferred payments for intangible assets	(5.5)	—	—
Payments of contingent consideration	(5.4)	—	—
Net cash used in financing activities	(612.4)	(804.6)	(300.3)
Net increase in cash and cash equivalents	533.0	40.2	237.8
Cash and cash equivalents at beginning of period	1,083.8	1,043.6	805.8
Cash and cash equivalents at end of period	$1,616.8	$1,083.8	$1,043.6
Supplemental cash flow disclosures:
Income taxes paid	$163.2	$165.9	$126.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 3, 2014	189.2	$47.3	25.0	$(553.1)	$2,248.2	$794.9	$(4.9)	$2,532.4
Net income	—	—	—	—	—	798.3	—	798.3
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	4.0	1.0	0.8	(54.2)	156.7	—	—	103.5
Share-based compensation expense	—	—	—	—	89.6	—	—	89.6
Share repurchase program	(2.9)	(0.7)	2.9	(237.3)	0.7	—	—	(237.3)
Dividends declared	—	—	—	—	—	(124.0)	—	(124.0)
Other comprehensive loss	—	—	—	—	—	—	(3.3)	(3.3)
Balance at October 2, 2015	190.3	$47.6	28.7	$(844.6)	$2,495.2	$1,469.2	$(8.2)	$3,159.2
Net income	—	—	—	—	—	995.2	—	995.2
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	2.6	0.6	0.9	(73.3)	109.1	—	—	36.4
Share-based compensation expense	—	—	—	—	79.7	—	—	79.7
Share repurchase program	(8.0)	(2.0)	8.0	(525.6)	2.0	—	—	(525.6)
Dividends declared	—	—	—	—	—	(200.8)	—	(200.8)
Other comprehensive loss	—	—	—	—	—	—	(2.7)	(2.7)
Balance at September 30, 2016	184.9	$46.2	37.6	$(1,443.5)	$2,686.0	$2,263.6	$(10.9)	$3,541.4
Net income	—	—	—	—	—	1,010.2	—	1,010.2
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	2.9	0.7	0.6	(49.2)	118.2	—	—	69.7
Share-based compensation expense	—	—	—	—	88.5	—	—	88.5
Share repurchase program	(4.7)	(1.1)	4.7	(432.3)	1.1	—	—	(432.3)
Dividends declared	—	—	—	—	—	(214.2)	—	(214.2)
Other comprehensive income	—	—	—	—	—	—	2.4	2.4
Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7

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

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2017, 2016 and 2015 each consisted of 52 weeks and ended on September 29, 2017, September 30, 2016 and October 2, 2015, respectively.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as allowance for doubtful accounts, overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains general allowances for doubtful accounts related to potential losses that could arise due to customers’ inability to make required payments. These reserves require management to apply judgment in deriving these estimates. In addition, the Company performs ongoing credit evaluations of its customers’ financial condition and if it becomes aware of any specific receivables which may be uncollectable, it performs additional analysis including, but not limited to, factors such as a customer’s credit worthiness, intent and ability to pay and overall financial position, and reserves are recorded if deemed necessary. If the data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and results of operations could be materially affected.

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

EMPLOYEE RETIREMENT BENEFIT PLANS
The funded status of benefit pension plans, or the balance of plan assets and benefit obligations, is recognized on the consolidated balance sheet and pension liability adjustments, net of tax, are recorded in Accumulated Other Comprehensive Income. The Company determines discount rates considering the rates of return on high-quality fixed income investments, and the expected long-term rate of return on pension plan assets by considering the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Decreases in discount rates lead to increases in benefit obligations that, in turn, could lead to an increase in amortization cost through amortization of actuarial gain or loss. A decline in the market values of plan assets will generally result in a lower expected rate of return, which would result in an increase of future retirement benefit costs.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. The Company adopted this accounting standard update early, on a prospective basis, at the beginning of the fourth quarter of fiscal year 2017. All deferred tax assets and liabilities as of September 29, 2017, have been classified as non-current in the accompanying Consolidated Balance Sheets and the notes thereto. The adoption at the beginning of the fourth quarter of fiscal 2017 resulted in a $13.6 million decrease in current deferred tax assets, a $12.6 million increase in other assets on the Balance Sheet and a $0.5 million decrease to both current and non-current deferred tax liabilities. No prior periods were retrospectively adjusted.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The Company will adopt this guidance during the first quarter of fiscal year 2019. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has established a cross-functional team to assess the potential impact of the new revenue standard. The assessment process consists of reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts and identifying appropriate changes to the Company’s business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company is currently evaluating the potential impact on its business processes, systems, controls and its consolidated financial statements of the new revenue standard and does not anticipate significant changes to its statement of operations. The Company’s assessment will be completed during fiscal 2018 at which time the method of adoption will be selected.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company is evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt ASU 2016-09 in the first quarter of fiscal 2018, and anticipates changes to its diluted share count, its tax provision, share-based compensation expense and cash flow from operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-15 will have on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income taxes (Topic 74): Intra-entity transfers of an asset other than inventory (“ASU 2016-16”). This ASU provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The effective date for the standard is for fiscal years beginning after December, 15, 2017, on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect ASU 2016-16 will have on the consolidated financial statements as well as whether to adopt the new guidance early.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are to be applied on a prospective basis. The effective date for adoption of this standard is for the first annual or interim goodwill impairment test in the fiscal year beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 to have a material effect on the consolidated financial statements or related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company.

3.    BUSINESS COMBINATIONS

During the fiscal year ended September 29, 2017, the Company acquired a business for total cash consideration, net of cash acquired, of $13.7 million together with future contingent payments for a total aggregated fair value of $24.8 million. The future contingent consideration payments range from zero to $20.0 million and are based upon the achievement of specified revenue objectives that are payable up to three years from the anniversary of the acquisition, which at closing had a total estimated fair value of $10.7 million. In allocating the total purchase consideration for this acquisition based on the calculated fair value, the Company recorded $9.7 million of goodwill and $16.4 million of identifiable intangibles assets. Intangible assets acquired primarily consisted of developed technology with a weighted average useful life of five years as of the acquisition date. Goodwill resulting from this acquisition is not expected to be tax deductible.

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on September 29, 2017, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not significant. The Company incurred immaterial transaction-related costs during the fiscal year ended September 29, 2017, which were included within the selling, administrative and general expense. Due to the materiality of this acquisition, the disclosures required by the applicable accounting guidance have been excluded.

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

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 29, 2017.

During the fiscal year ended September 29, 2017, the auction rate security that the Company carried as a Level 3 asset was redeemed at its par value. Upon receipt of the par value, the Company reversed the difference between the carrying value and par value of this security that it had previously temporarily impaired from accumulated other comprehensive income. There was no gain or loss recognized in earnings during the twelve months ended September 29, 2017, as a result of this transaction.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined. The increase in Level 3 liabilities during fiscal 2017, relates to the fair value of the contingent consideration associated with a business combination completed during the period, as detailed in Note 3 of these Notes to Consolidated Financial Statements. The fair value of the contingent consideration was determined using a weighted average probability of the expected revenue to be generated from the acquired business over a three-year period, with the contingent payments being made in each of the respective years. The increase in Level 3 liabilities was offset by payments of contingent consideration liabilities and net adjustments to the fair value of contingent consideration liabilities during the fiscal year ended September 29, 2017, which were included in selling, general and administrative expenses.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of September 29, 2017				As of September 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$592.6	$592.6	$—	$—	$408.7	$408.7	$—	$—
Auction rate security	—	—	—	—	2.3	—	—	2.3
Total	$592.6	$592.6	$—	$—	$411.0	$408.7	$—	$2.3
Liabilities
Contingent consideration liability recorded for business combinations	11.9	—	—	11.9	7.9	—	—	7.9
Total	$11.9	$—	$—	$11.9	$7.9	$—	$—	$7.9

The following table summarizes changes to the fair value of the Level 3 assets (in millions):

Auction rate security
Balance as of September 30, 2016	$2.3
Decreases in Level 3 assets	(2.3)
Balance as of September 29, 2017	$—

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent consideration
Balance as of September 30, 2016	$7.9
Increases to Level 3 liabilities	10.7
Changes in fair value included in earnings	(1.3)
Decreases of Level 3 liabilities	(5.4)
Balance as of September 29, 2017	$11.9

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	September 29, 2017	September 30, 2016
Raw materials	$24.6	$18.5
Work-in-process	330.6	255.5
Finished goods	123.0	140.4
Finished goods held on consignment by customers	15.3	9.6
Total inventory	$493.5	$424.0

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment net consists of the following (in millions):

	As of
	September 29, 2017	September 30, 2016
Land and improvements	$11.6	$11.6
Buildings and improvements	137.8	133.5
Furniture and fixtures	29.5	29.5
Machinery and equipment	1,715.3	1,533.3
Construction in progress	164.8	59.9
Total property, plant and equipment, gross	2,059.0	1,767.8
Accumulated depreciation	(1,176.7)	(961.5)
Total property, plant and equipment, net	$882.3	$806.3

7.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill are as follows (in millions):

	As of
	September 29, 2017	September 30, 2016
Goodwill at beginning of the period	$873.3	$856.7
Goodwill recognized through business combinations (Note 3)	9.7	16.6
Goodwill adjustments	—	—
Goodwill impairment	—	—
Goodwill at the end of the period	$883.0	$873.3

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended September 29, 2017.

The Company reviewed its non-amortizing trademarks during the fiscal year ended September 29, 2017, and determined that the useful lives of the trademarks were no longer considered to be indefinite and were not considered impaired. Accordingly, the Company began amortizing the trademarks during the fiscal year ended September 29, 2017, and will continue to amortize these assets on a straight-line basis over the period they will continue to contribute to the ongoing cash flows.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	September 29, 2017			September 30, 2016
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.0	$78.5	$(63.4)	$15.1	$78.5	$(57.7)	$20.8
Developed technology and other	5.0	150.2	(110.9)	39.3	133.8	(89.2)	44.6
Trademarks	3.0	1.6	(0.3)	1.3	1.6	—	1.6
Internally developed software	3.0	12.1	—	12.1	—	—	—
Total intangible assets		$242.4	$(174.6)	$67.8	$213.9	$(146.9)	$67.0

The increase in the gross amount of intangible assets is related to internally developed software and the business combination that closed during the period. For further information regarding the acquired intangibles see Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$19.8	$18.1	$15.4	$8.5	$0.5	$5.5

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States	$681.2	$697.5	$602.1
Foreign	575.8	503.1	421.5
Income before income taxes	$1,257.0	$1,200.6	$1,023.6

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Current tax expense (benefit):
Federal	$215.7	$181.8	$199.5
State	0.3	0.1	(0.5)
Foreign	24.4	25.8	33.9
	240.4	207.7	232.9
Deferred tax expense (benefit):
Federal	5.0	(0.8)	(2.0)
Foreign	1.4	(1.5)	(5.6)
	6.4	(2.3)	(7.6)

Provision for income taxes	$246.8	$205.4	$225.3

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Tax expense at United States statutory rate	$439.9	$420.2	$358.3
Foreign tax rate difference	(179.4)	(164.1)	(120.9)
Research and development credits	(16.3)	(33.7)	(15.0)
Change in tax reserve	12.6	18.9	25.5
Change in valuation allowance	11.8	13.9	4.4
Domestic production activities deduction	(19.8)	(19.1)	(19.7)
Audit settlements and adjustments	—	(21.4)	—
Other, net	(2.0)	(9.3)	(7.3)
Provision for income taxes	$246.8	$205.4	$225.3

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 35.0%. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $179.4 million and $164.1 million for the fiscal years ended September 29, 2017, and September 30, 2016, respectively.

The Company concluded a Canadian examination of its federal income tax returns for fiscal years 2010 and 2011 during fiscal 2017. As a result, the Company decreased the reserve for uncertain tax positions which resulted in the recognition of an income tax benefit of $1.2 million in fiscal 2017.

During the fiscal year ended September 30, 2016, the Company concluded an IRS examination of its federal income tax returns for fiscal years 2012 and 2013. The Company agreed to various adjustments to its fiscal year 2012 and 2013 tax returns that resulted in the recognition of tax expense of $2.6 million during the fiscal year ended September 30, 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions, which resulted in the recognition of an income tax benefit of $24.0 million in fiscal 2016.

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

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020 and is conditional upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $37.4 million and $30.8 million for the fiscal years ended September 29, 2017, and September 30, 2016, respectively, which resulted in tax benefits of $0.20 and $0.16 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016
Deferred tax assets:
Inventory	$7.4	$8.1
Bad debts	0.1	0.2
Accrued compensation and benefits	7.1	5.4
Product returns, allowances and warranty	5.2	8.6
Restructuring	0.1	0.8
Intangible assets	10.6	11.6
Share-based and other deferred compensation	40.2	40.2
Net operating loss carry forwards	7.7	7.4
Non-United States tax credits	20.1	14.7
State tax credits	71.0	64.0
Property, plant and equipment	7.9	—
Other, net	2.7	5.6
Deferred tax assets	180.1	166.6
Less valuation allowance	(90.9)	(79.1)
Net deferred tax assets	89.2	87.5
Deferred tax liabilities:
Prepaid insurance	(0.9)	(0.8)
Property, plant and equipment	(24.8)	(16.5)
Intangible assets	(6.2)	(8.4)
Net deferred tax liabilities	(31.9)	(25.7)
Total net deferred tax assets	$57.3	$61.8

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 29, 2017, the Company has maintained a valuation allowance of $90.9 million. This valuation allowance is comprised of $71.0 million related to United States state tax credits, and $19.9 million related to foreign deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize these state and foreign credits. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $90.9 million income tax benefit may be recognized. The Company will need to generate $141.6 million of future United States federal taxable income to utilize its United States deferred tax assets as of September 29, 2017. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 29, 2017, the Company has United States federal net operating loss carry forwards of approximately $8.8 million. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2035. The Company also has state income tax credit carry forwards of $71.0 million, net of federal benefits, for which the Company has provided a valuation allowance. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. As of September 29, 2017, no provision has been made for United States federal, state, or additional foreign income taxes related to approximately $2,260.4 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested due to its foreign operations. It is not practicable to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 30, 2016	$79.7
Decreases based on positions related to prior years	(0.9)
Increases based on positions related to current year	14.5
Decreases relating to settlements with taxing authorities	(2.6)
Decreases relating to lapses of applicable statutes of limitations	(0.3)
Balance at September 29, 2017	$90.4

Of the total unrecognized tax benefits at September 29, 2017, $72.9 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company concluded a Canadian examination of its federal income tax returns for fiscal years 2010 and 2011 during fiscal 2017. As a result, the Company decreased the uncertain tax positions by $2.6 million in fiscal 2017.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. During the fiscal year ended September 29, 2017, the Company recognized $0.3 million of previously unrecognized tax benefits related to the expiration of the statute of limitations and $2.6 million of accrued interest or penalties related to unrecognized tax benefits.

The Company’s major tax jurisdictions as of September 29, 2017, are the United States, California, Canada, Luxembourg, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2012. For Luxembourg, the Company has open tax years back to fiscal 2011. For Mexico, the Company has open tax years back to fiscal 2009. For Singapore, the Company has open tax years dating back to fiscal 2011. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact our financial position, results of operations or cash flows.

9.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 29, 2017, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 226.0 million shares are issued and 183.1 million shares are outstanding.

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

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 29, 2017, the Company had no shares of preferred stock issued or outstanding.

SHARE REPURCHASE

On January 17, 2017, the Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock from time to time prior to January 17, 2019, on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. This authorized share repurchase program replaced in its entirety the July 19, 2016, share repurchase program. During the fiscal year ended September 29, 2017, the Company paid approximately $432.3 million (including commissions) in connection with the repurchase of 4.7 million shares of its common stock (paying an average price of $92.97 per share) under the January 17, 2017, share repurchase plan and the July 19, 2016, share repurchase plan. As of September 29, 2017, $174.1 million remained available under the January 17, 2017, share repurchase plan.

During the fiscal year ended September 30, 2016, the Company paid approximately $525.6 million (including commissions) in connection with the repurchase of 8.0 million shares of its common stock (paying an average price of $65.70 per share).

DIVIDENDS

On November 6, 2017, the Company announced that the Board of Directors declared a cash dividend on the Company’s common stock of $0.32 per share. This dividend is payable on December 12, 2017, to the Company’s stockholders of record as of the close of business on November 21, 2017. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2017 and 2016 were as follows (in millions except per share amounts):

	Fiscal Years Ended
	September 29, 2017		September 30, 2016
	Per Share	Total	Per Share	Total
First quarter	$0.28	$51.8	$0.26	$49.8
Second quarter	0.28	51.8	0.26	49.3
Third quarter	0.28	51.7	0.26	49.5
Fourth quarter	0.32	58.9	0.28	52.2
	$1.16	$214.2	$1.06	$200.8

EMPLOYEE STOCK BENEFIT PLANS

As of September 29, 2017, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1999 Employee Long-Term Incentive Plan

•	the 2002 Employee Stock Purchase Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	the AATI 2005 Equity Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	the 2015 Long-Term Incentive Plan

Except for the 1999 Employee Long-Term Incentive Plan and the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of September 29, 2017, a total of 85.3 million shares are authorized for grant under the Company’s share-based compensation plans, with 3.0 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 15.5 million at September 29, 2017. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 19.4 million shares have been authorized for grant. A total of 14.8 million shares are available for new grants as of September 29, 2017. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over four or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited. No dividends or dividend equivalents are paid or accrued with respect to restricted stock unit awards or other awards until the shares underlying such awards become vested and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over three or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.7 million shares are available for new grants as of September 29, 2017. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards and units granted under the plan generally vest over one or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 9.7 million shares. Shares of common stock purchased under these plans in the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, were 0.2 million, 0.3 million, and 0.3 million, respectively. At September 29, 2017, there are 0.7 million shares available for purchase. The Company recognized compensation expense of $4.5 million, $4.6 million and $4.7 million for the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 29, 2017, was $1.8 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at September 30, 2016	4.8	$41.42
Granted	0.2	$77.58
Exercised	(1.8)	$29.13
Canceled/forfeited	(0.2)	$60.60
Balance outstanding at September 29, 2017	3.0	$50.36	3.6	$152.8

Exercisable at September 29, 2017	1.4	$35.00	2.6	$95.6

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, was $23.25, $26.30, and $23.26, respectively. The total grant date fair value of the options vested during the fiscal years ending September 29, 2017, September 30, 2016, and October 2, 2015, was $19.3 million, $21.9 million and $16.6 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 30, 2016	3.6	$50.25
Granted (1)	1.5	$72.84
Vested	(1.7)	$44.09
Canceled/forfeited	(0.4)	$52.03
Non-vested awards outstanding at September 29, 2017	2.9	$65.50
(1) includes performance shares granted and earned based on maximum performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, was $72.84, $62.02, and $57.13, respectively. The total grant date fair value of the awards vested during the fiscal years ending September 29, 2017, September 30, 2016, and October 2, 2015, was $57.9 million, $71.2 million and $57.4 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Awards	$137.8	$197.6	$149.0
Options	$116.1	$68.9	$170.8

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Cost of goods sold	$13.6	$11.3	$14.5
Research and development	35.3	32.2	45.4
Selling, general and administrative	39.6	34.5	39.9
Total share-based compensation expense	$88.5	$78.0	$99.8

Share-based compensation tax benefit	$25.1	$22.5	$29.3
Capitalized share-based compensation expense	$4.0	$3.7	$2.3

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at September 29, 2017:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$83.9	1.5
Options	$20.0	1.6

The fair value of the restricted stock awards and units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance share units during fiscal 2017, fiscal 2016 and fiscal 2015 that contained market-based conditions. The fair value of these performance share units was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Volatility of common stock	39.60%	38.24%	37.51%
Average volatility of peer companies	39.78%	34.76%	28.42%
Average correlation coefficient of peer companies	0.42	0.49	0.55
Risk-free interest rate	0.68%	0.44%	0.12%
Dividend yield	1.44	1.23	0.85

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Expected volatility	40.31%	42.93%	45.75%
Risk-free interest rate	1.60%	0.98%	1.33%
Dividend yield	1.44	1.23	1.16
Expected option life (in years)	4.0	4.0	4.5

The Company used a historical volatility calculated by the mean reversion of the weekly-adjusted closing stock price over the expected life of the options. The risk-free interest rate assumption is based upon observed treasury bill interest rates appropriate for the expected life of the Company’s employee stock options. The dividend yield was calculated based on the annualized dividend and the stock price on the date of grant.

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

10.     EMPLOYEE BENEFIT PLAN, PENSIONS AND OTHER RETIREE BENEFITS

The Company maintains a 401(k) plan covering substantially all of its employees based in the United States under which all employees at least twenty-one years old are eligible to receive discretionary Company contributions. Discretionary Company contributions in the form of cash are determined by the Board of Directors. The Company has generally contributed a match of up to 4% of an employee’s contributed annual eligible compensation. The Company no longer provides shares of its common stock as contributions to the 401(k) plan.

Defined Benefit Pension:
The Company has a defined benefit pension plan for certain employees in Japan. This plan has been frozen and new employees are not eligible. However, the Company is obligated to make future contributions to fund benefits to the participants with the benefits under the plan being based primarily on a combination of years of service and compensation.

The net amount of the unfunded obligation recognized in other long-term liabilities on the Balance Sheet consists of (in millions):

	Fiscal Year Ended
	September 29, 2017	September 30, 2016
Pension benefit obligations at the end of the fiscal year	$17.0	$19.0
Fair value of plan assets at the end of the fiscal year	11.5	11.4
Funded status	$(5.5)	$(7.6)

The pension obligation and the net periodic benefit costs associated with the pension have an immaterial impact to the Company’s results of operations and financial position and accordingly, the disclosures required have been excluded from this Annual Report on Form 10-K.

11.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $20.6 million, $19.5 million, and $16.5 million in the fiscal years ended September 29, 2017, September 30, 2016, and October 2, 2015, respectively. Future minimum payments under these non-cancelable leases are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Future minimum payments	$21.2	19.1	15.7	11.7	3.7	13.2	$84.6

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure loss contingencies are recognized and/or disclosed in its financial statements and footnotes. The Company has recorded an immaterial loss contingency to selling, general and administrative expense. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business.

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

14.     RESTRUCTURING AND OTHER CHARGES

As of September 29, 2017, the Company implemented immaterial restructuring plans and recorded $0.6 million related to employee severance and other costs. The Company anticipates making substantially all of the cash payments during the fiscal year, and does not expect any further contingencies related to the restructuring plan. Charges associated with the restructuring plan are categorized in the "Other restructuring programs" in the table below.

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

The following tables present a summary of the Company's restructuring activity (in millions):

	Balance at October 3, 2014	Current Charges	Cash Payments	Balance at October 2, 2015
Other restructuring
Employee severance costs, lease and other contractual obligations	$0.5	$3.4	$(3.5)	$0.4
Total	$0.5	$3.4	$(3.5)	$0.4

	Balance at October 2, 2015	Current Charges	Cash Payments	Balance at September 30, 2016
FY16 restructuring programs
Employee severance costs	$—	$4.8	$(2.4)	$2.4
Other restructuring
Employee severance costs, lease and other contractual obligations	0.4	—	(0.4)	—
Total	$0.4	$4.8	$(2.8)	$2.4

	Balance at September 30, 2016	Current Charges	Cash Payments	Balance at September 29, 2017
FY16 restructuring programs
Employee severance costs	$2.4	$—	$(2.4)	$—
Other restructuring
Employee severance costs, lease and other contractual obligations	—	0.6	(0.4)	0.2
Total	$2.4	$0.6	$(2.8)	$0.2

15.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Net income	$1,010.2	$995.2	$798.3

Weighted average shares outstanding – basic	184.3	188.7	189.5
Dilutive effect of equity based awards	2.4	3.4	5.4
Weighted average shares outstanding – diluted	186.7	192.1	194.9

Net income per share – basic	$5.48	$5.27	$4.21
Net income per share – diluted	$5.41	$5.18	$4.10

Anti-dilutive common stock equivalents	0.6	1.5	0.3

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the fiscal years ending September 29, 2017, September 30, 2016, and October 2, 2015, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the country of destination are as follows (in millions):

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
United States	$73.0	$63.3	$66.8
Other Americas	36.3	28.8	33.0
Total Americas	109.3	92.1	99.8

China	3,017.9	2,324.6	2,249.2
Taiwan	50.2	474.2	506.9
South Korea	133.7	94.8	100.0
Other Asia-Pacific	287.5	252.2	249.7
Total Asia-Pacific	3,489.3	3,145.8	3,105.8

Europe, Middle East and Africa	52.8	51.1	52.8
Total	$3,651.4	$3,289.0	$3,258.4
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

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 29, 2017	September 30, 2016
Mexico	$465.9	$355.9
Japan	166.4	180.1
United States	126.9	140.5
Singapore	112.1	121.6
Rest of world	11.0	8.2
	$882.3	$806.3

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

In fiscal 2017, Foxconn Technology Group (together with its affiliates and other suppliers to a large OEM for use in multiple applications including smartphones, tablets, routers, desktop and notebook computers, “Foxconn”), Samsung Electronics (“Samsung”), and Huawei Technology Co., Ltd. each constituted more than ten percent of the Company’s net revenue. In fiscal 2016, Foxconn and Samsung constituted more than ten percent of the Company’s net revenue. In fiscal 2015, Foxconn constituted more than ten percent of the Company’s net revenue.

The Company’s greater than ten percent customers comprised the following percentages of net revenue:

	Fiscal Years Ended
	September 29, 2017	September 30, 2016	October 2, 2015
Company A	39%	40%	44%
Company B	12%	10%	*
Company C	10%	*	*
* Customer did not represent greater than ten percent of net revenue
At September 29, 2017, the Company’s three largest accounts receivable balances comprised 53% of aggregate gross accounts receivable. This concentration was 54% and 62% at September 30, 2016, and October 2, 2015, respectively.

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Net income and earnings per share for the first fiscal quarter of 2016 include other income related to the receipt of the PMC merger termination fee as detailed in Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements. The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2017
Net revenue	$914.3	$851.7	$900.8	$984.6	$3,651.4
Gross profit	463.9	425.4	453.6	498.9	1,841.8
Net income	257.8	224.9	246.2	281.3	1,010.2
Per share data (1)
Net income, basic	$1.39	$1.22	$1.34	$1.53	$5.48
Net income, diluted	$1.38	$1.20	$1.32	$1.51	$5.41

Fiscal 2016
Net revenue	$926.8	$775.1	$751.7	$835.4	$3,289.0
Gross profit	472.1	390.4	378.3	424.4	1,665.2
Net income	355.3	208.1	185.0	246.8	995.2
Per share data (1)
Net income, basic	$1.87	$1.09	$0.98	$1.33	$5.27
Net income, diluted	$1.82	$1.08	$0.97	$1.31	$5.18
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 29, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 29, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 35
Consolidated Statements of Operations for the three years ended September 29, 2017		Page 36
Consolidated Statements of Comprehensive Income for the three years ended September 29, 2017		Page 38
Consolidated Balance Sheets at September 29, 2017, and September 30, 2016		Page 38
Consolidated Statements of Cash Flows for the three years ended September 29, 2017		Page 39
Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2017		Page 40
Notes to Consolidated Financial Statements		Pages 41 through 61

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:	Page number in this report
	Schedule II-Valuation and Qualifying Accounts	Page 68
All other required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.
3.	The Exhibits listed in the Exhibit Index immediately following Item 16 are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15 (a) (3).

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	2.1	7/30/2014
2.2	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd. Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws	8-K	001-05560	3.1	2/3/2017
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.2*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.3*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.4*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.7*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.8*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.9*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2016
10.10*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.11*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.12*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.13*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.15*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.16*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.17*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.18*	Fiscal 2017 Executive Incentive Plan	10-Q	001-05560	10.1	2/7/2017
10.19*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/4/2016
10.20*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.21*	Letter to the Company from David Aldrich, dated December 16, 2014	10-Q	001-05560	10.2	2/4/2015
10.22*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.23*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.24*	Change in Control / Severance Agreement, dated November 9, 2015, between the Company and Laura Gasparini	10-Q	001-05560	10.3	8/3/2016
10.25*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.26*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.27*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori					X
10.28*	International Assignment Agreement, dated September 13, 2017, between the Company and Peter L. Gammel					X
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning balance	Charged to assets or expenses	Deductions	Misc. (1)	Ending balance
Year Ended October 2, 2015
Allowance for doubtful accounts	$0.8	$—	$(0.4)	$—	$0.4
Reserve for sales returns	$14.1	$16.0	$(17.9)	$—	$12.2
Valuation allowance on deferred tax assets	$60.8	$3.6	$—	$0.8	$65.2
Year Ended September 30, 2016
Allowance for doubtful accounts	$0.4	$0.1	$—	$—	$0.5
Reserve for sales returns	$12.2	$16.1	$(16.0)	$—	$12.3
Valuation allowance on deferred tax assets	$65.2	$13.9	$—	$—	$79.1
Year Ended September 29, 2017
Allowance for doubtful accounts	$0.5	$0.2	$(0.2)	$—	$0.5
Reserve for sales returns	$12.3	$10.8	$(8.4)	$—	$14.7
Valuation allowance on deferred tax assets	$79.1	$11.8	$—	$—	$90.9

(1) Includes acquired balances

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2017.

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