Form 10-K/A
period 2017-09-29
SKYWORKS SOLUTIONS, INC.
filed 2018-01-26
CIK 4127

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 31, 2017) was approximately $18,022,200,659. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 15, 2018, was 182,467,498.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 29, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on November 13, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2018 Annual Meeting of Stockholders is scheduled for May 9, 2018, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 15, 2018:

Name	Title
David J. Aldrich	Chairman of the Board and Executive Chairman
David J. McLachlan	Lead Independent Director
Liam K. Griffin	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Peter L. Gammel	Chief Technology Officer
Laura A. Gasparini	Vice President, Human Resources
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors
David J. Aldrich, age 60, has served as Chairman of the Board and Executive Chairman since May 2016. Previously, he served as Chairman of the Board and Chief Executive Officer from May 2014 to May 2016 and as President and Chief Executive Officer and as a director from April 2000 to May 2014. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, he served as Executive Vice President, and from May 1996 to May 1999, he served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. Prior to joining Skyworks, he held senior management positions at Adams-Russell Company and M/A-COM, Inc. Mr. Aldrich also serves as a director of Belden Inc. (a publicly traded provider of end-to-end signal transmission solutions) and Acacia Communications, Inc. (a publicly traded provider of high-speed coherent optical interconnect products).
We believe that Mr. Aldrich is qualified to serve as a director because of his leadership experience, his strategic decision making ability, his knowledge of the semiconductor industry and his in-depth knowledge of Skyworks’ business. Mr. Aldrich brings to the Board of Directors his thorough knowledge of Skyworks’ business, strategy, people, operations, competition, financial position, and investors. Further, as a result of his service as a director for Belden Inc. and Acacia Communications, Inc., multinational public companies, Mr. Aldrich provides the Board of Directors with other organizational perspectives and cross-board experience.
David J. McLachlan, age 79, has been a director since 2000 and Lead Independent Director since May 2014. He served as Chairman of the Board from May 2008 to May 2014. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). He previously served as a director of Dyax Corp. until January 2016, when it was acquired by Shire plc.
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

Kevin L. Beebe, age 58, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co. (a wireless communication company). He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as chairman of the board of directors of NII Holdings, Inc. (a publicly traded provider of mobile communication services in Brazil), and as a director for SBA Communications Corporation (a publicly traded operator of wireless communications infrastructure in North, Central, and South America), Syniverse Technologies, Inc. (a privately held provider of enterprise messaging solutions), and Logix Communications (a privately held provider of facilities-based communications services).
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
Timothy R. Furey, age 59, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets). Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over 19 years of service on the Board of Directors.
Liam K. Griffin, age 51, is President and Chief Executive Officer and a director of the Company. Prior to his appointment as Chief Executive Officer and to the Board of Directors in May 2016, he had served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded manufacturer and marketer of modular power components).
We believe that Mr. Griffin is qualified to serve as a director because of his breadth of leadership experience and in-depth understanding of Skyworks’ business gained through serving in several different executive positions at Skyworks over the past 16 years. Mr. Griffin brings to the Board of Directors strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as a deep understanding of the semiconductor industry and its competitive landscape. His service as a director for Vicor Corp. gives Mr. Griffin added perspective regarding the challenges confronting public technology companies.
Balakrishnan S. Iyer, age 61, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the boards of directors of Power Integrations, Inc. (a publicly traded provider of semiconductor technologies for high-voltage power conversion), and IHS Markit Ltd. (a publicly traded company that delivers information, analytics and expertise for industries and markets worldwide). He served as a director of Conexant from February 2002 until April 2011, as a director of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher Scientific Inc., as a director of IHS Inc. from December 2003 until July 2016, when it completed a merger with Markit Ltd., and as a director of QLogic Corporation from June 2003 until August 2016, when it was acquired by Cavium, Inc.
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
Christine King, age 68, has been a director since January 2014. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. Ms. King currently serves as a director of Cirrus Logic, Inc. (a publicly traded provider of integrated circuits for audio and voice signal processing applications), IDACORP, Inc. (a publicly traded holding company), and Idaho Power Company (a subsidiary of IDACORP). She previously served as a director of QLogic Corporation, Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
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
David P. McGlade, age 57, has been a director since February 2005. He has served as Executive Chairman of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services) since April 2015, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
We believe that Mr. McGlade is qualified to serve as a director because of his over 30 years of experience in the telecommunications business, which have allowed him to acquire significant operational, strategic, and financial business acumen. Most recently, as a result of his work as the Chief Executive Officer of Intelsat, Mr. McGlade gained significant leadership and operational experience, as well as knowledge about the global capital markets.
Robert A. Schriesheim, age 57, has been a director since May 2006. He served as Executive Vice President and Chief Financial Officer of Sears Holdings from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund). Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim currently serves as a director of Houlihan Lokey Inc. (a publicly traded financial services firm) and NII Holdings, Inc. (a publicly traded provider of mobile communication services in Brazil), and previously served as a director of Lawson Software until its sale in July 2011. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
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
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2018 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than Executive Chairman and Chief Executive Officer)
Carlos S. Bori, age 47, joined the Company in July 2013 and has served as Senior Vice President of Sales and Marketing since November 2017. He served as Vice President of Sales and Marketing from May 2016 to November 2017 and as Vice President of Marketing from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.
Peter L. Gammel, age 57, joined the Company in June 2011 in connection with the Company’s acquisition of SiGe Semiconductor Inc. and has served as Chief Technology Officer since March 2013. He served as Vice President and General Manager, Mobile Connectivity from October 2011 to March 2013, and Vice President, Engineering from June 2011 to October 2011. At SiGe, he served as Chief Technology Officer and Vice President of Engineering from June 2007 to June 2011. His prior experience included positions as Vice President of Engineering at Renaissance Wireless, Chief Technology Officer at AdvanceNanotech, Inc., and Chief Technology Officer for the Analog Products Business of Agere Systems Inc.
Laura A. Gasparini, age 67, is Vice President, Human Resources of the Company, a position she has held since July 2015. Previously, Ms. Gasparini served as a Senior Director within the Company’s human resources department from October 2002 to July 2015. She first joined the Company in 1989, and rejoined in 1998 following a brief tenure with Unitrode Corporation from 1995 to 1998.
Kris Sennesael, age 49, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.
Robert J. Terry, age 51, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Robert A. Schriesheim (Chairman), Kevin L. Beebe, Balakrishnan S. Iyer, and David J. McLachlan. The Board of Directors has determined that each of Messrs. Schriesheim (Chairman), Iyer, and McLachlan meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules, and qualifies as “independent” as defined under the applicable Nasdaq Rules.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 29, 2017 (“fiscal year 2017”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2017 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2017, our Named Executive Officers were:

•	Liam K. Griffin, President and Chief Executive Officer;

•	Kris Sennesael, Senior Vice President and Chief Financial Officer;

•	David J. Aldrich, Executive Chairman;

•	Carlos S. Bori, Senior Vice President, Sales and Marketing; and

•	Peter L. Gammel, Chief Technology Officer.
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

Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations. In fiscal year 2017, Aon/Radford received $134,778 for survey data and compensation consulting services to the Compensation Committee.
The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest. Company management has separately engaged Aon Risk Solutions, an affiliate of Aon/Radford, for risk management and insurance brokerage services. The Company paid $430,000 to Aon Risk Solutions in fiscal year 2017 for those services. The Company’s management did not seek the Compensation Committee’s approval for the engagement of Aon Risk Solutions.
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
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2017, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 20 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) the “peer” group data for 12 publicly traded semiconductor companies with which the Company competes for executive talent:

*Analog Devices	*Maxim Integrated Products	*ON Semiconductor
*Applied Materials	*Microchip Technology	*Qorvo
*Broadcom Limited	*Micron Technology	*Texas Instruments
*Linear Technology	*NVIDIA	*Xilinx
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2017 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the incentive targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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

In determining the compensation of our Chief Executive Officer for fiscal year 2017, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets, short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for fiscal year 2017 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.
Response to Stockholder Vote on Executive Compensation at 2017 Annual Meeting
At our 2017 Annual Meeting of Stockholders, approximately 95% of the votes cast approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2017 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2017. However, the Compensation Committee still undertook a review of our compensation policies and determinations following the 2017 Annual Meeting with the assistance of Aon/Radford. After this review and consideration of evolving best practices in executive compensation by public companies generally, upon the recommendation of the Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
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
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2017 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. After taking these factors into account, the Compensation Committee elected not to increase the base salaries for Messrs. Aldrich, Griffin, and Sennesael for fiscal year 2017, noting that the base salaries of Messrs. Aldrich and Griffin had been established in May 2016 at the time of their appointments to their current positions and that the base salary of Mr. Sennesael had been established in August 2016 upon the commencement of his employment with the Company. The base salary for fiscal year 2017 for each remaining Named Executive Officer increased on average 6.4% from the Named Executive Officer’s base salary in fiscal year 2016 as a result of market-based salary adjustments recommended by Aon/Radford, with increases ranging from 2.4% to 10.4%.
Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2017, the Compensation Committee adopted the Fiscal Year 2017 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards for fiscal year 2017 for certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established for fiscal year 2017. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance goals that are generally short-term (i.e., one year or less). Pursuant to the Incentive Plan, the Compensation Committee sets a range of short-term compensation that can be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term compensation was designed to result in a payout less than the median short-term compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term compensation payout equal to the “target” percentage, which is designed to be the median short-term compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal (referred to as the “maximum” level). Achievement of all performance goals at the “maximum” level would result in a short-term compensation payout at the “maximum” percentage, which is designed to be above the median short-term compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term compensation payment would be made to the executive. The following table shows the range of short-term compensation that each Named Executive Officer could earn in fiscal year 2017 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer and Executive Chairman	80%	160%	320%
Chief Financial Officer	45%	90%	180%
Other Executive Officers	35%	70%	140%

The actual total amount of short-term compensation payable to an executive depends on the level of achievement of each performance goal assigned to him. The Compensation Committee established performance goals for fiscal year 2017 based on achieving revenue and non-GAAP operating margin targets. Each of the performance goals was weighted equally (50% each) toward each Named Executive Officer’s payment under the Incentive Plan. The non-GAAP operating margin performance goal is based on the Company’s actual non-GAAP operating margin, which it calculates by excluding from GAAP operating income share-based compensation expense, acquisition-related expenses, amortization of intangibles, restructuring-related charges, and litigation settlement gains, losses, and expenses.
The Compensation Committee determines with respect to each performance goal the “threshold,” “target,” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply.
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

•
If the level of achievement for that performance goal is equal to the “threshold,” “target,” or “maximum” level, then the executive earns the product obtained by multiplying (i) the “threshold,” “target,” or “maximum” percentage, as applicable, times (ii) the executive’s base salary during the fiscal year, times (iii) the weighting assigned to that performance goal.

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
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a nominal performance goal based on non-GAAP operating income (after accounting for any incentive award payments, including those to be made under the Incentive Plan). The nominal non-GAAP operating income performance goal is based on the Company’s actual non-GAAP operating income, which it calculates in the manner described above with respect to non-GAAP operating margin. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term compensation awards in extraordinary circumstances.
The Company’s actual revenue and non-GAAP operating margin achieved in fiscal year 2017 resulted in a short-term compensation award for each Named Executive Officer equal to 93.6% of the Named Executive Officer’s target payment level.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2017, the Compensation Committee made awards to each of the Named Executive Officers on November 9, 2016, at a regularly scheduled Compensation Committee meeting. Stock options awarded to the Named Executive Officers at the meeting had an exercise price equal to the closing sale price on the meeting date of the Company’s common stock on the Nasdaq Global Select Market.
In making annual stock-based compensation awards to executive officers for fiscal year 2017, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for the attraction and retention of executives and employees, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group competitive grant data by executive position. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Twenty percent (20%) of that dollar equivalent value served as the basis for determining a number of stock options to award to the executive using an estimated Black-Scholes value, twenty percent (20%) of the dollar equivalent value served as the basis for determining a number of restricted stock units to award to the executive using the fair market value of the Company’s common stock on the date of such award, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics. A description of the PSAs, including the method by which they vest and the related performance metrics, is set forth below in the “Grants of Plan-Based Awards Table.”
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life, and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2017, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to approximately $18,000 per executive paid by the Company. In fiscal year 2017, Mr. Aldrich is the only Named Executive Officer who received financial planning services through Ayco, and he elected to pay personally for such services.
In prior fiscal years certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”), an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation. As a result of deferred compensation legislation under Section 409A of the IRC, which became effective on December 31, 2005, the Company no longer permits employees to make contributions to the plan. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so. Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active.
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
The Compensation Committee believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for up to two years after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his employment is involuntarily terminated by the Company without cause and, in the case of the Executive Chairman and the Chief Executive Officer, if he terminates his own employment for good reason (as defined in each executive’s respective agreement). In addition, the Executive Chairman is entitled to certain severance benefits upon the expiration of the term of his agreement. The Compensation Committee believes that this provision facilitates his retention with the Company. The level of each Named Executive Officer’s cash severance or other termination benefit is generally tied to his annual base salary and short-term incentive amounts.
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
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. Under the Executive Officer Ownership guidelines, our Executive Chairman and our Chief Executive Officer are each required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times such executive’s current base salary, or (b) 120,000 or 127,500 shares, respectively; our Senior Vice President and Chief Financial Officer and our Senior Vice President, Sales and Marketing, are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary, or (b) 26,600 or 25,200 shares, respectively; and our Chief Technology Officer is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times his current base salary, or (b) 19,500 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15,

2018, all of our Named Executive Officers were in compliance with the stock ownership guidelines (with the exception of Mr. Sennesael, who has until the third anniversary of the date he assumed his current position to comply with the guidelines).
Compliance with Internal Revenue Code Section 162(m)
For fiscal year 2017, Section 162(m) of the IRC generally disallowed a tax deduction for compensation in excess of $1 million paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. Certain compensation, including qualified performance-based compensation, was not subject to the deduction limit if applicable requirements were met. For fiscal year 2017, the Compensation Committee generally sought to structure the compensation of our executive officers in a manner that was intended to avoid disallowance of deductions under Section 162(m). However, the Compensation Committee reserved the right to use its judgment to authorize compensation payments to the Company’s executives that were subject to the Section 162(m) deduction limit when the Compensation Committee believed such payments were appropriate and in the best interests of the Company and our stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2017, our fiscal year ended September 30, 2016 (“fiscal year 2016”), and our fiscal year ended October 2, 2015 (“fiscal year 2015”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2017	850,000	5,336,603	1,230,158	1,273,055	12,042	8,701,858
President and	2016	660,404	3,465,060	2,591,488	—	11,751	6,728,703
Chief Executive Officer	2015	513,558	1,752,182	932,904	927,000	11,410	4,137,054
Kris Sennesael	2017	425,000	1,289,639	297,268	358,047	235,494	2,605,448
Senior Vice President and	2016	40,865	1,880,500	926,700	—	78	2,848,143
Chief Financial Officer
David J. Aldrich	2017	800,000	4,802,995	1,107,130	1,198,170	16,493	7,924,788
Executive Chairman and	2016	822,981	3,720,250	2,457,108	—	15,043	7,015,382
Former Chief Executive Officer	2015	771,635	4,603,190	2,443,320	2,325,000	14,910	10,158,055
Carlos S. Bori	2017	356,493	1,245,174	287,025	235,890	31,244	2,155,826
Senior Vice President,	2016	322,401	184,004	141,721	—	27,492	675,618
Sales and Marketing	2015	313,813	334,103	133,272	203,971	17,450	1,002,609
Peter L. Gammel	2017	389,065	978,287	225,523	255,547	73,367	1,921,789
Chief Technology Officer	2016	379,900	818,455	546,024	—	18,075	1,762,454
	2015	364,700	742,450	399,816	407,000	16,218	1,930,184

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of stock options, PSAs, and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2015, 2016, and 2017, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2015: $2,471,628; FY 2016: $4,483,740; FY 2017: $7,136,568), Mr. Sennesael (FY 2016: $1,880,500; FY 2017: $1,724,613), Mr. Aldrich (FY 2015: $6,493,260; FY 2016: $5,842,500; FY 2017: $6,422,983), Mr. Bori (FY 2015: $471,285; FY 2016: $288,970; FY 2017: $1,665,160), and Mr. Gammel (FY 2015: $1,047,300; FY 2016: $1,285,350; FY 2017: $1,308,264). For a description of the assumptions used in calculating the fair value of equity awards in 2017 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 13, 2017.

(2)
Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated. For fiscal year 2015, the portion of the respective executive incentive plan attributable to Company performance above the “target” performance metric was paid in the form of unrestricted common stock of the Company as follows: Mr. Griffin ($463,500), Mr. Aldrich ($1,162,500), Mr. Bori ($101,985), and Mr. Gammel ($203,500). The number of shares awarded in lieu of cash was based on the fair market value of the Company’s common stock on November 9, 2015, which is the date that the payments under the fiscal year 2015 executive incentive plan were approved by the Compensation Committee.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, relocation expenses, and dividend accruals on unvested shares of restricted stock (which became payable when the underlying shares vested). For fiscal year 2017, it specifically includes $223,290 and $58,809 in relocation expenses for Messrs. Sennesael and Gammel, respectively, and $19,250 in dividend accruals for Mr. Bori.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2017, including incentive awards payable under our Fiscal Year 2017 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Or Units (#)(3)	Options (#)(4)	($/Sh) (5)	Option Awards ($)
Liam K. Griffin		680,000	1,360,000	2,720,000
	11/9/2016				23,178	46,355	92,710				4,136,679(6)
	11/9/2016							15,451			1,199,925(7)
	11/9/2016								52,845	77.66	1,230,158(8)
Kris Sennesael		191,250	382,500	765,000
	11/9/2016				5,601	11,202	22,404				999,656(6)
	11/9/2016							3,734			289,982(7)
	11/9/2016								12,770	77.66	297,268(8)
David J. Aldrich		640,000	1,280,000	2,560,000
	11/9/2016				20,860	41,720	83,440				3,723,056(6)
	11/9/2016							13,906			1,079,940(7)
	11/9/2016								47,560	77.66	1,107,130(8)
Carlos S. Bori		126,000	252,000	504,000
	11/9/2016				5,408	10,816	21,632				965,210(6)
	11/9/2016							3,605			279,964(7)
	11/9/2016								12,330	77.66	287,025(8)
Peter L. Gammel		136,500	273,000	546,000
	11/9/2016				4,249	8,498	16,996				758,354(6)
	11/9/2016							2,832			219,933(7)
	11/9/2016								9,688	77.66	225,523(8)

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

(2)
The amounts shown represent shares potentially issuable pursuant to PSAs granted on November 9, 2016, under the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “FY17 PSAs”). The FY17 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP free cash flow growth achieved (related to fifty percent (50%) of the shares underlying the award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (related to the other fifty percent (50%) of the shares underlying the award) during the performance period against a range of pre-established targets. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Comparator Group and excludes any such company that during fiscal year 2017 is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY17 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two (2) times the “target” number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the

FY17 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels. The non-GAAP free cash flow growth performance goal is based on the Company’s non-GAAP free cash flow, which it calculates by deducting capital expenditures from, and making certain other adjustments to, GAAP cash from operations.
The “continued employment” condition of the FY17 PSAs provides that, to the extent that the non-GAAP free cash flow growth and TSR percentile ranking performance metrics are met for the fiscal year, then twenty-five percent (25%) of the total shares for which the performance metric was met would be issuable to the executive on the first anniversary of the grant date, twenty-five percent (25%) of such shares would be issuable to the executive on the second anniversary of the grant date, and the remaining fifty percent (50%) of such shares would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY17 PSA (or his estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

(3)
Represents shares underlying RSU awards granted under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests over four years at a rate of twenty-five percent (25%) per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date.

(4)
The options vest over four years at a rate of twenty-five percent (25%) per year commencing one year after the date of grant and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date. Options may not be exercised more than three months after the executive ceases to be employed by the Company, except in the event of certain qualifying terminations of employment, including by reason of death or permanent disability, in which event the option may be exercised for specific periods following the termination of employment (but in no case shall the period of exercisability be extended beyond the expiration of the option’s maximum term).

(5)	Stock options awarded to executive officers have an exercise price equal to the closing price of the Company’s common stock on the grant date.

(6)
Reflects the grant date fair value of the FY17 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $77.66 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 9, 2016, to value the portion of the award related to non-GAAP free cash flow growth, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2017 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 13, 2017.

(7)
Reflects the grant date fair value of the RSUs granted on November 9, 2016, computed in accordance with the provisions of ASC 718 using a price of $77.66 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 9, 2016.

(8)
Reflects the grant date fair value of the stock options granted on November 9, 2016, computed in accordance with the provisions of ASC 718 using the Black-Scholes model of option valuation. The actual value, if any, the executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2017 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 13, 2017.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Liam K. Griffin	0	16,250(2)	25.25	11/7/2020	23,600(7)	2,404,840
	0	21,000(3)	60.97	11/10/2021	6,642(8)	676,820
	10,750	32,250(4)	84.89	11/9/2022	92,710(9)	9,447,149
	0	54,750(5)	64.59	5/11/2023	8,750(10)	891,625
	0	52,845(6)	77.66	11/9/2023	19,500(11)	1,987,050
					15,451(12)	1,574,457
Kris Sennesael	10,000	30,000(13)	75.22	8/29/2023	22,404(9)	2,282,968
	0	12,770(6)	77.66	11/9/2023	18,750(14)	1,910,625
					3,734(12)	380,495
David J. Aldrich	7,784	0	20.02	11/8/2019	62,000(7)	6,317,800
	85,715	35,000(2)	25.25	11/7/2020	13,837(8)	1,409,990
	55,000	55,000(3)	60.97	11/10/2021	83,440(9)	8,502,536
	22,500	67,500(4)	84.89	11/9/2022	13,906(12)	1,417,021
	0	47,560(6)	77.66	11/9/2023
Carlos S. Bori	0	2,000(2)	25.25	11/7/2020	4,500(7)	458,550
	350	3,000(3)	60.97	11/10/2021	684(8)	69,700
	1,298	3,893(4)	84.89	11/9/2022	21,632(9)	2,204,301
	0	12,330(6)	77.66	11/9/2023	3,605(12)	367,350
Peter L. Gammel	500	0	24.32	6/10/2018	10,000(7)	1,019,000
	2,500	0	19.08	11/10/2018	3,043(8)	310,082
	4,800	0	20.02	11/8/2019	16,996(9)	1,731,892
	12,500	6,250(2)	25.25	11/7/2020	2,832(12)	288,581
	9,000	9,000(3)	60.97	11/10/2021
	5,000	15,000(4)	84.89	11/9/2022
	0	9,688(6)	77.66	11/9/2023

(1)	Reflects a price of $101.90 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 29, 2017.

(2)	These options were granted on November 7, 2013, and vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 7, 2017.

(3)	These options were granted on November 10, 2014, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 10, 2018.

(4)	These options were granted on November 9, 2015, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2019.

(5)	These options were granted on May 11, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(6)	These options were granted on November 9, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(7)
Represents shares issuable under the PSAs granted on November 10, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan (the “FY15 PSAs”). Twenty-five percent (25%) of the shares earned under the FY15 PSAs were issued on each of November 10, 2015, and November 10, 2016, and the remaining fifty percent (50%) of the shares earned were issued on November 10, 2017.

(8)
Represents shares issuable under the PSAs granted on November 9, 2015, under the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “FY16 PSAs”). Twenty-five percent (25%) of the shares earned under the FY16 PSAs were issued on each of November 9, 2016, and November 9, 2017, and the remaining fifty percent (50%) of the shares earned will be issued on November 9, 2018, provided the executive meets the continued employment condition.

(9)
Represents shares issuable under the FY17 PSAs (awarded on November 9, 2016, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above). With respect to the FY17 PSAs, the Company achieved the “maximum” level of performance and, accordingly, on November 9, 2017, the Company issued twenty-five percent (25%) of the number of shares earned by each executive under his FY17 PSA. Twenty-five percent (25%) of the shares earned under the FY17 PSAs will be issued on November 9, 2018, and the remaining fifty percent (50%) of the shares earned will be issued on November 9, 2019, provided, in each case, that the executive meets the continued employment condition.

(10)
Represents shares issuable under an RSU award granted on May 6, 2014, under the Company’s Amended and Restated 2005 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 6, 2018.

(11)
Represents shares issuable under an RSU award granted on May 11, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(12)
Represents shares issuable under an RSU award granted on November 9, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(13)	These options were granted on August 29, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through August 29, 2020.

(14)
Represents shares issuable under an RSU award granted on August 29, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through August 29, 2020.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	114,250	6,011,579	73,264	6,017,127
Kris Sennesael	—	—	6,250	634,500
David J. Aldrich	55,000	4,186,869	125,612	9,662,978
Carlos S. Bori	6,650	411,315	15,478	1,319,324
Peter L. Gammel	—	—	23,014	1,771,377

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
The following table summarizes Mr. Aldrich’s aggregate earnings and aggregate account balance under the Executive Compensation Plan in fiscal year 2017. In fiscal year 2017, there were no withdrawals by or distributions to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
David J. Aldrich	230,206	1,481,082

(1)
Balance as of September 29, 2017. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

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
The Aldrich Agreement also sets out the benefits that become payable upon the earlier of the expiration of the term of the Aldrich Agreement (including an early expiration of the term by mutual agreement of the Company and Mr. Aldrich) or Mr. Aldrich’s death or disability. The benefits provided to Mr. Aldrich under these circumstances would consist of: (i) a lump-sum payment equal to one (1) times the sum of (A) his then-current annual base salary and (B) the Bonus Amount; (ii) full acceleration of the vesting of all of Mr. Aldrich’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards, and the right to receive the number of performance shares under outstanding PSAs that he would have earned had he remained employed through the end of the applicable performance period (provided that such acceleration shall only apply to a prorated portion of any awards granted to Mr. Aldrich in the final fiscal year of the term of the Aldrich Agreement, based on the number of days he performed services for the Company in such fiscal year); (iii) COBRA continuation for a period of eighteen (18) months after the termination; and (iv) a lump-sum payment of his annual short-term incentive award for the fiscal year in which termination occurs, based on the achievement of any and all applicable performance milestones determined by the Board of Directors in accordance with the terms of the applicable executive bonus plan and prorated based on the number of days he performed services for the Company in such fiscal year.
The Aldrich Agreement sets Mr. Aldrich’s annual base salary at $800,000. Mr. Aldrich will be eligible to participate in any fiscal year executive incentive plan adopted by the Company during the term of the agreement. His annual cash bonus opportunity (i) under the Fiscal Year 2016 Incentive Plan remained in effect for fiscal year 2016, and (ii) under any executive bonus plan adopted by the Company for any other fiscal year during the term of the Aldrich Agreement shall be the same as the annual cash bonus opportunity for the Company’s then-Chief Executive Officer. The Aldrich Agreement also provides that Mr. Aldrich will be eligible to receive an annual award of stock options and PSAs in each fiscal year during the term of the Aldrich Agreement at the same time as annual equity awards are made to the Company’s executives, in each case, in such amount as is equal to 90% of any such award made by the Company to the Company’s then-Chief Executive Officer.

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
The Griffin Agreement also provides that in the event of a Qualifying Termination, Mr. Griffin is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
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
Messrs. Sennesael, Bori, and Gammel
The Company entered into Change in Control / Severance Agreements with each of Messrs. Gammel, Sennesael, and Bori on December 16, 2014, August 29, 2016, and November 9, 2016, respectively. Each such Change in Control / Severance Agreement is referred to herein as a “CIC Agreement.”
Each CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause, or (ii) terminated by the executive for good reason (for each such executive, a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to one and one-half (1½) times (two (2) times, in the case of Mr. Gammel) the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.

Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards) granted after January 22, 2015. At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
The CIC Agreement for each of Messrs. Gammel and Bori also provides that all outstanding equity awards held by the executive on the effective date of the agreement (January 22, 2015, in the case of Mr. Gammel, and November 10, 2016, in the case of Mr. Bori) that were granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan will continue, following the agreement effective date, to be governed by the terms of the 2005 Long-Term Incentive Plan and the applicable award agreements thereunder, which terms include automatic accelerated vesting upon a change in control event; provided, however, that for purposes of these awards, a “change in control event” will be deemed to have occurred in the event of a change in control as defined in the CIC Agreement. On May 18, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards upon a change in control. Since May 18, 2015, no awards have been made, and in the future no awards will be made, to the Named Executive Officers or other employees under the 2005 Long-Term Incentive Plan.
Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance would consist of the following: (i) in the case of Mr. Gammel, a lump sum payment equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due, and in the case of Messrs. Sennesael and Bori, biweekly compensation continuation payments for a period of twelve (12) months, with each such compensation continuation payment being equal to the aggregate payment amount divided by twenty-six (26), where the aggregate payment is equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options would remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation coverage for up to twelve (12) months after the termination date.
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
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. The CIC Agreement for Mr. Gammel contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. The CIC Agreement for each of Messrs. Sennesael and Bori contains non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.

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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of September 29, 2017, in the following circumstances as of such date:

•	termination without cause outside of a change in control;

•	termination without cause or for good reason in connection with a change in control;

•	in the event of a termination of employment because of death or disability; and

•	upon a change in control not involving a termination of employment.
The accelerated equity values in the table reflect a price of $101.90 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 29, 2017. The table does not reflect any equity awards made after September 29, 2017.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)		Termination w/o Cause or for Good Reason, After Change in Control ($)		Death/ Disability ($)	Change in Control w/o Termination ($)(1)
Liam K. Griffin(2)	Salary and Short-Term Incentive	4,420,000	(3)	5,525,000	(4)	—	—
	Accelerated Options	5,977,350		5,977,350		5,977,350	2,105,093
	Accelerated RSUs	4,453,132		4,453,132		4,453,132	891,625
	Accelerated PSAs	12,528,809		12,528,809		12,528,809	2,404,840
	Medical	20,598		24,718		—	—
	TOTAL	27,399,889		28,509,009		22,959,291	5,401,558
Kris Sennesael(2)	Salary and Short-Term Incentive	425,000	(5)	1,211,250	(6)	—	—
	Accelerated Options	—		1,109,945		1,109,945	—
	Accelerated RSUs	—		2,291,120		2,291,120	—
	Accelerated PSAs	—		2,282,968		2,282,968	—
	Medical	17,970		26,955		—	—
	TOTAL	442,970		6,922,238		5,684,033	—
David J. Aldrich(2)	Salary and Short-Term Incentive	4,630,000	(7)	5,787,500	(8)	2,315,000	—
	Accelerated Options	7,234,929		7,234,929		7,234,929	4,933,900
	Accelerated RSUs	1,417,021		1,417,021		1,417,021	—
	Accelerated PSAs	16,230,326		16,230,326		16,230,326	6,317,800
	Medical	—		26,955		26,955	—
	TOTAL	29,512,276		30,696,731		27,224,231	11,251,700
Carlos S. Bori(2)	Salary and Short-Term Incentive	360,000	(5)	918,000	(6)	—	—
	Accelerated Options	—		641,189		641,189	276,090
	Accelerated RSUs	—		367,350		367,350	—
	Accelerated PSAs	—		2,732,550		2,732,550	458,550
	Medical	17,970		26,955		—	—
	TOTAL	377,970		4,686,044		3,741,089	734,640
Peter L. Gammel(2)	Salary and Short-Term Incentive	390,000	(5)	1,326,000	(9)	—	—
	Accelerated Options	—		1,337,420		1,337,420	847,433
	Accelerated RSUs	—		288,581		288,581	—
	Accelerated PSAs	—		3,060,974		3,060,974	1,019,000
	Medical	17,970		26,955		—	—
	TOTAL	407,970		6,039,930		4,686,975	1,866,433

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

(3)
Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2017, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2014, 2015, and 2016.

(4)
Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2017, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2014, 2015, and 2016.

(5)	Represents an amount equal to the Named Executive Officer’s annual base salary as of September 29, 2017.

(6)
Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment, which is equal to the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2017, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2014, 2015, and 2016.

(7)
Represents an amount equal to two (2) times the sum of (A) Mr. Aldrich’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2014, 2015, and 2016, since such average is greater than the “target” payout level.

(8)
Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Aldrich’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment equal to the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2014, 2015, and 2016, since such average is greater than the “target” payout level.

(9)
Represents an amount equal to two (2) times the sum of (A) Mr. Gammel’s annual base salary as of September 29, 2017, and (B) an Incentive Plan payment, which is equal to Mr. Gammel’s “target” short-term cash incentive award for fiscal year 2017, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Gammel for fiscal years 2014, 2015, and 2016.

Director Compensation
The Board of Directors sets the compensation for the Company’s non-employee directors, after receiving the recommendations of the Compensation Committee. In formulating its recommendations, the Compensation Committee seeks and receives input from Aon/Radford related to the amounts, terms and conditions of director cash compensation and stock-based compensation awards, with the goal of establishing non-employee director compensation that is similar to, and competitive with, the compensation of non-employee directors at peer companies in the semiconductor industry.
Cash Compensation
Effective as of February 2016, non-employee directors of the Company are paid, in quarterly installments, an annual retainer of $70,000. Additional annual retainers for Chairman and/or committee service (paid in quarterly installments) are as follows: the Chairman of the Board ($50,000); the Chairman of the Audit Committee ($24,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Governance Committee ($10,000); non-chair member of Audit Committee ($12,000); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($5,000). If the Chairman of the Board is an employee of the Company, the Chairman’s retainer will be paid to the Lead Independent Director, if one has been appointed. In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
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

Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
David J. McLachlan, Lead Independent Director	137,000	204,180	—	—	341,180
Kevin L. Beebe	92,000	204,180	—	—	296,180
Timothy R. Furey	85,000	204,180	—	—	289,180
Balakrishnan S. Iyer	92,000	204,180	—	—	296,180
Christine King	90,000	204,180	—	2,596	296,776
David P. McGlade	85,000	204,180	—	—	289,180
Robert A. Schriesheim	94,000	204,180	—	—	298,180

(1)
The non-employee members of the Board of Directors who held such positions on September 29, 2017, held the following aggregate number of unexercised options and unvested restricted stock and RSU awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Shares of Restricted Stock	Number of Shares Subject to Unvested RSUs
David J. McLachlan, Lead Independent Director	—	579	1,992
Kevin L. Beebe	—	579	1,992
Timothy R. Furey	—	579	1,992
Balakrishnan S. Iyer	—	579	1,992
Christine King	2,401	579	1,992
David P. McGlade	—	579	1,992
Robert A. Schriesheim	—	579	1,992

(2)
Reflects the grant date fair value of 1,992 RSUs granted on May 10, 2017, to each non-employee director elected at the 2017 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $102.50 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 10, 2017.

(3)
Reflects dividend accruals on unvested shares of restricted stock granted prior to April 2014, when Skyworks declared its first quarterly dividend, because these dividends were not included in the grant date fair value of such restricted stock awards. Accrued dividends become payable when the underlying shares of restricted stock vest.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $70,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2018, the Director Stock Ownership guidelines require non-employee directors to hold a minimum of 3,500 shares, and all directors were in compliance with such guidelines as of such date.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2017 consisted of, Messrs. Beebe, Furey, and McGlade and Ms. King (Chairman). No member of this committee was at any time during fiscal year 2017 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 29, 2017.

THE COMPENSATION COMMITTEE
Kevin L. Beebe
Timothy R. Furey
Christine King, Chairman
David P. McGlade

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2018, by the following individuals or entities: (i) each person or entity who beneficially owns 5% or more of the outstanding shares of the Company’s common stock as of January 15, 2018; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2018, there were 182,467,498 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2018, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
Capital Research Global Investors	23,024,590(3)	12.62%
The Vanguard Group, Inc.	18,427,002(4)	10.10%
BlackRock, Inc.	12,036,014(5)	6.60%
David J. Aldrich	419,640(6)	(*)
Kevin L. Beebe	53,171	(*)
Carlos S. Bori	12,847(6)	(*)
Timothy R. Furey	22,722	(*)
Peter L. Gammel	65,960(6)	(*)
Liam K. Griffin	69,835(6)	(*)
Balakrishnan S. Iyer	16,330	(*)
Christine King	15,337	(*)
David P. McGlade	65,696	(*)
David J. McLachlan	65,096	(*)
Robert A. Schriesheim	68,015	(*)
Kris Sennesael	20,936(6)	(*)
All current directors and executive officers as a group (14 persons)	922,844(6)	(*)

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2018 (the “Current Options”), as follows: Mr. Aldrich—237,889 shares under Current Options; Mr. Bori—2,596 shares under Current Options; Mr. Gammel—52,472 shares under Current Options; Mr. Griffin—10,750 shares under Current Options; Ms. King—2,401 shares under Current Options; Mr. Sennesael—13,193 shares under Current Options; current directors and executive officers as a group (14 persons)—316,900 shares under Current Options.

The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 15, 2018, as follows: Mr. Aldrich—32,726 shares under Unvested RSUs and 71,805 shares under Unvested PSAs; Mr. Beebe—1,992 shares under Unvested RSUs; Mr. Bori—11,337 shares under Unvested RSUs and 16,680 shares under Unvested PSAs; Mr. Furey—1,992 shares under Unvested RSUs; Mr. Gammel—6,441 shares under Unvested RSUs and 14,776 shares under Unvested PSAs; Mr. Griffin—64,613 shares under Unvested RSUs and 73,961 shares under Unvested PSAs; Mr. Iyer—1,992 shares under Unvested RSUs; Ms. King—1,992 shares under Unvested RSUs; Mr. McGlade—1,992 shares under Unvested RSUs; Mr. McLachlan—1,992 shares under Unvested RSUs; Mr. Schriesheim—1,992 shares under Unvested RSUs; Mr. Sennesael—30,184 shares under Unvested RSUs and 16,803 shares under Unvested PSAs; current directors and executive officers as a group (14 persons)—173,309 shares under Unvested RSUs and 218,123 shares under Unvested PSAs.

(3)
Consists of shares beneficially owned by Capital Research Global Investors (“Capital Research”), a division of Capital Research and Management Company. Capital Research has sole voting power and sole dispositive power with respect to 23,024,590 shares. With respect to the information relating to Capital Research, the Company has relied on information supplied by Capital Research on a Schedule 13G/A filed with the SEC on February 13, 2017. The address of Capital Research is 333 South Hope Street, Los Angeles, CA, 90071.

(4)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 280,839 shares, shared voting power with respect to 44,807 shares, sole dispositive power with respect to 18,102,579 shares and shared dispositive power with respect to 97,507 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 226,030 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 152,316 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on August 10, 2017. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA, 19355.

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

(6)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2018.

Equity Compensation Plan Information
As of September 29, 2017, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•	the 1999 Employee Long-Term Incentive Plan

•	the 2002 Employee Stock Purchase Plan

•	the Non-Qualified Employee Stock Purchase Plan

•	the 2005 Long-Term Incentive Plan

•	AATI 2005 Equity Incentive Plan

•	the 2008 Director Long-Term Incentive Plan

•	the 2015 Long-Term Incentive Plan
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
The following table presents information about these plans as of September 29, 2017.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	2,841,594(1)	52.21	15,693,170(2)
Equity compensation plans not approved by security holders	122,565	7.46	193,186(3)
TOTAL	2,964,159	50.36	15,886,356

(1)
Excludes 1,121,638 unvested shares under restricted stock and RSU awards and 1,494,850 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY17 PSAs at target levels.

(2)
Includes 549,145 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 14,465,627 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 678,398 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the AATI 2005 Equity Incentive Plan or the 2005 Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 30, 2016, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved in advance by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Timothy R. Furey, Balakrishnan S. Iyer, Christine King, David J. McLachlan, David P. McGlade, and Robert A. Schriesheim, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2017 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2017. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2017 ($)	% of Total (%)	Fiscal Year 2016 ($)	% of Total (%)
Audit Fees(1)	1,741,700	93.7	1,769,135	93.7
Audit-Related Fees	—	—	—	—
Tax Fees(2)	67,000	3.6	76,300	4.0
All Other Fees(3)	49,560	2.7	43,650	2.3
Total Fees	1,858,260	100	1,889,085	100

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2017 and 2016. Fiscal year 2017 and 2016 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act.

(2)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $57,000 and $72,500 of the total tax fees for fiscal years 2017 and 2016, respectively.

(3)	All other fees for fiscal years 2017 and 2016 relate to fees incurred for conflict mineral reporting compliance and licenses to accounting and research software.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2017 and fiscal year 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number of the Original Filing

	Report of Independent Registered Public Accounting Firm	Page 35
	Consolidated Statements of Operations for the three years ended September 29, 2017	Page 36
	Consolidated Statements of Comprehensive Income for the three years ended September 29, 2017	Page 38
	Consolidated Balance Sheets at September 29, 2017 and September 30, 2016	Page 38
	Consolidated Statements of Cash Flows for the three years ended September 29, 2017	Page 39
	Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2017	Page 40
	Notes to Consolidated Financial Statements	Pages 41 through 61

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
	Schedule II-Valuation and Qualifying Accounts	Page 68
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
ITEM 16. FORM 10-K SUMMARY.
None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	2.1	7/30/2014
2.2	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd. Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
3.1	Restated Certificate of Incorporation, As Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws	8-K	001-05560	3.1	2/3/2017
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.2*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.3*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.4*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.7*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.8*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.9*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2016
10.10*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.11*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.12*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.13*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.15*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.16*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.17*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.18*	Fiscal 2017 Executive Incentive Plan	10-Q	001-05560	10.1	2/7/2017
10.19*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.3	5/4/2016
10.20*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.21*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.22*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.23*	Change in Control / Severance Agreement, dated November 9, 2015, between the Company and Laura Gasparini	10-Q	001-05560	10.3	8/3/2016
10.24*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.25*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.26*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.27*	International Assignment Agreement, dated September 13, 2017, between the Company and Peter L. Gammel	10-K	001-05560	10.28	11/13/2017
21	Subsidiaries of the Company	10-K	001-05560	21	11/13/2017
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/13/2017
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/13/2017
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/13/2017
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/13/2017
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/13/2017

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	January 26, 2018	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer