Form 10-Q
period 2017-12-29
SKYWORKS SOLUTIONS, INC.
filed 2018-02-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 26, 2018
Common Stock, par value $.25 per share	182,482,749

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 29, 2017	December 30, 2016
Net revenue	$1,051.9	$914.3
Cost of goods sold	515.1	450.4
Gross profit	536.8	463.9
Operating expenses:
Research and development	98.0	82.0
Selling, general and administrative	51.3	50.9
Amortization of acquisition-related intangibles	4.0	8.5
Restructuring and other charges	—	0.6
Total operating expenses	153.3	142.0
Operating income	383.5	321.9
Other income (expense), net	2.1	(0.8)
Income before income taxes	385.6	321.1
Provision for income taxes	315.2	63.3
Net income	$70.4	$257.8
Earnings per share:
Basic	$0.38	$1.39
Diluted	$0.38	$1.38
Weighted average shares:
Basic	183.1	184.8
Diluted	185.5	187.3

Cash dividends declared and paid per share	$0.32	$0.28

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 29, 2017	December 30, 2016
Net income	$70.4	$257.8
Other comprehensive income
Fair value of investments	—	0.9
Foreign currency translation adjustment	—	1.0
Comprehensive income	$70.4	$259.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share amounts)

	As of
	December 29, 2017	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,681.5	$1,616.8
Receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	458.8	454.7
Inventory	458.6	493.5
Other current assets	87.7	68.7
Total current assets	2,686.6	2,633.7
Property, plant and equipment, net	869.1	882.3
Goodwill	883.0	883.0
Intangible assets, net	68.2	67.8
Deferred tax assets, net	45.3	66.5
Other assets	42.1	40.3
Total assets	$4,594.3	$4,573.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161.6	$258.4
Accrued compensation and benefits	63.9	68.1
Other current liabilities	96.0	61.4
Total current liabilities	321.5	387.9
Long-term tax liabilities	331.7	92.9
Other long-term liabilities	40.6	27.1
Total liabilities	693.8	507.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 227.3 shares issued and 182.4 shares outstanding at December 29, 2017, and 226.0 shares issued and 183.1 shares outstanding at September 29, 2017	45.6	45.8
Additional paid-in capital	2,936.3	2,893.8
Treasury stock, at cost	(2,142.2)	(1,925.0)
Retained earnings	3,069.3	3,059.6
Accumulated other comprehensive loss	(8.5)	(8.5)
Total stockholders’ equity	3,900.5	4,065.7
Total liabilities and stockholders’ equity	$4,594.3	$4,573.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 29, 2017	December 30, 2016
Cash flows from operating activities:
Net income	$70.4	$257.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	25.8	21.6
Depreciation	63.6	55.3
Amortization of intangible assets	5.5	8.5
Deferred income taxes	21.4	1.2
Excess tax benefit from share-based compensation	—	(21.5)
Changes in assets and liabilities net of acquired balances:
Receivables, net	(4.1)	49.3
Inventory	34.5	0.6
Other current and long-term assets	(20.6)	12.3
Accounts payable	(105.4)	50.9
Other current and long-term liabilities	269.7	59.9
Net cash provided by operating activities	360.8	495.9
Cash flows from investing activities:
Capital expenditures	(28.2)	(50.1)
Payments for acquisitions, net of cash acquired	—	(13.7)
Purchased intangibles	(6.0)	—
Maturity of investments	—	3.2
Net cash used in investing activities	(34.2)	(60.6)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	21.5
Repurchase of common stock - payroll tax withholdings on equity awards	(44.7)	(44.4)
Repurchase of common stock - stock repurchase program	(172.5)	(106.5)
Dividends paid	(59.1)	(52.2)
Net proceeds from exercise of stock options	14.4	14.7
Payments of contingent consideration	—	(1.7)
Net cash used in financing activities	(261.9)	(168.6)
Net increase in cash and cash equivalents	64.7	266.7
Cash and cash equivalents at beginning of period	1,616.8	1,083.8
Cash and cash equivalents at end of period	$1,681.5	$1,350.5
Supplemental cash flow disclosures:
Income taxes paid	$7.2	$2.5

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017, filed with the SEC on November 13, 2017, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 26, 2018 (the “2017 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2018 consists of 52 weeks and ends on September 28, 2018. Fiscal year 2017 consisted of 52 weeks and ended on September 29, 2017. The first quarters of fiscal year 2018 and fiscal year 2017 each consisted of 13 weeks and ended on December 29, 2017, and December 30, 2016, respectively.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at the beginning of the first quarter of fiscal year 2018. As a result of adoption, the Company recognized a discrete income tax benefit of $16.2 million to the income tax provision for excess tax benefits generated by the settlement of share-based awards in the first quarter of fiscal year 2018. The adoption also resulted in an increase in cash flow from operations and a decrease of cash flow from financing of $16.2 million in the first quarter of fiscal year 2018. Prior periods have not been adjusted.  The Company has elected to account for forfeitures as they occur and will no longer estimate future forfeitures.  The change in accounting for forfeitures was applied using a modified retrospective transition method and resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal year 2018 in the amount of $1.9 million.  Forfeitures in the future will now be recorded as a benefit in the period they are realized.

Supplemental Cash Flow Information

At December 29, 2017, the Company had $13.6 million for capital equipment that was accrued to other long-term liabilities, and $8.6 million for capital equipment that was accrued to accounts payable. These amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows for the three months ended December 29, 2017, and are expected to be paid in subsequent periods.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 29, 2017.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of December 29, 2017				As of September 29, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$629.2	$629.2	$—	$—	$592.6	$592.6	$—	$—
Total	$629.2	$629.2	$—	$—	$592.6	$592.6	$—	$—
Liabilities
Contingent consideration liability recorded for business combinations	$11.9	$—	$—	$11.9	$11.9	$—	$—	$11.9
Total	$11.9	$—	$—	$11.9	$11.9	$—	$—	$11.9

There were no changes to the fair value of the Level 3 liabilities during the three months ended December 29, 2017.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 29, 2017.

3.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 29, 2017	September 29, 2017
Raw materials	$24.9	$24.6
Work-in-process	302.7	330.6
Finished goods	115.9	123.0
Finished goods held on consignment by customers	15.1	15.3
Total inventory	$458.6	$493.5

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in millions):

	As of
	December 29, 2017	September 29, 2017
Land and improvements	$11.6	$11.6
Buildings and improvements	142.3	137.8
Furniture and fixtures	29.7	29.5
Machinery and equipment	1,815.3	1,715.3
Construction in progress	109.0	164.8
Total property, plant and equipment, gross	2,107.9	2,059.0
Accumulated depreciation	(1,238.8)	(1,176.7)
Total property, plant and equipment, net	$869.1	$882.3

5.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 29, 2017.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 29, 2017.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	December 29, 2017			September 29, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5	$78.5	$(64.6)	$13.9	$78.5	$(63.4)	$15.1
Developed technology and other	5	150.2	(113.6)	36.6	150.2	(110.9)	39.3
Trademarks	3	1.6	(0.4)	1.2	1.6	(0.3)	1.3
Internally developed software	3	18.0	(1.5)	16.5	12.1	—	12.1
Total intangible assets		$248.3	$(180.1)	$68.2	$242.4	$(174.6)	$67.8

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	Remaining 2018	2019	2020	2021	2022	Thereafter
Amortization expense	$16.2	$20.1	$17.4	$8.5	$0.5	$5.5

6.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 29, 2017	December 30, 2016
United States income taxes	$304.9	$56.5
Foreign income taxes	10.3	6.8
Provision for income taxes	$315.2	$63.3

Effective tax rate	81.7%	19.7%

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the three months ended December 29, 2017, resulted primarily from a one-time charge of $257.8 million related to the mandatory deemed repatriation tax on foreign earnings, a one-time charge of $18.5 million related to the revaluation of the deferred tax assets and liabilities related to tax reform, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit of $16.2 million related to windfall stock deductions.

On December 22, 2017, the President of the United States signed into law new tax legislation, which includes, among other things, a reduction of the United States corporate tax rate from 35% to 21%, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax and the domestic production activities deduction, and expensing of certain capital investments. The new law makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote export from the United States. The Company expects this tax reform to have significant continued impact on its provision for income taxes and is in the process of evaluating the impact.

Staff Accounting Bulletin 118 (“SAB 118”), provides a measurement period during which companies may analyze the impacts of newly enacted legislation when the company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the new legislation, not to exceed one year. In accordance with SAB 118, the Company has estimated the impact of the new legislation as it pertains to various items, including a one-time charge of $257.8 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.5 million related to the revaluation of its deferred tax assets and liabilities, using the new federal statutory tax rate of 21%. The Company believes these amounts are reasonable estimates; however these amounts are provisional and are subject to change. Additional time is needed to gather the information necessary to finalize the computations of the impact of the new tax legislation. The changes included in the new tax legislation are broad and complex. The final transition impacts of the new tax legislation may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the new tax legislation, any legislative action to address questions that arise because of the new tax legislation, any changes in accounting standards for income taxes or related interpretations in response to the new tax legislation, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. SAB 118 would allow for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of its current fiscal year ending September 28, 2018.

The reduction of the corporate tax rate to 21% is effective within fiscal year 2018, therefore the Company is subject to a blended fiscal year 2018 tax rate of approximately 24.6%, which is computed by using the number of days of the fiscal year during which the Company is subject to the old tax rate of 35% and the number of days the Company is subject to the newly enacted tax rate of 21%.

Accrued taxes of $62.5 million and $32.2 million have been included in other current liabilities within the consolidated balance sheets as of December 29, 2017, and December 30, 2016, respectively. The $257.8 million deemed repatriation tax is payable over the next eight years, $20.6 million per year for each of the next five years, followed by payments of $38.7 million, $51.6 million, and $64.5 million in years six through eight, respectively. The Company has accrued $237.2 million of the deemed repatriation tax in long term liabilities within the consolidated balance sheet as of December 29, 2017. Certain balances accrued by the Company during the three months ended December 29, 2017, related to the enactment of the legislation, including a charge related to the mandatory deemed repatriation tax on foreign earnings and the revaluation of the Company’s deferred tax assets and liabilities, are based on estimates which will be refined during the measurement period as defined in Staff Accounting Bulletin No. 118.

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

8.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 17, 2017, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $500 million of its common stock from time to time prior to January 17, 2019, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 29, 2017, the Company paid $172.5 million (including commissions) in connection with the repurchase of 1.65 million shares of its common stock (paying an average price of $104.52 per share). As of December 29, 2017, $1.7 million remained available under the existing stock repurchase authorization.

On January 31, 2018, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1 billion of its common stock from time to time prior to January 31, 2020, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the aforementioned January 17, 2017, plan. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the repurchase program using the Company’s working capital.

Dividends
On February 5, 2018, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.32 per share, payable on March 15, 2018, to the Company’s stockholders of record as of the close of business on February 22, 2018. During the three months ended December 29, 2017, the Company declared and paid a $0.32 dividend per common share with a total charge to retained earnings of $58.8 million.

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended
	December 29, 2017	December 30, 2016
Cost of goods sold	$4.1	$3.8
Research and development	11.2	8.3
Selling, general and administrative	10.5	9.5
Total share-based compensation	$25.8	$21.6

On November 15, 2017, the Company agreed to potentially issue not more than 1% of our common stock to an unaffiliated third party as a contingent consideration for its role under a multi-year collaboration agreement, upon the achievement of certain product sales milestones. The shares have been valued utilizing a Monte Carlo valuation model and could be issued after mid-2020.  The shares will be marked to estimated fair value each reporting period through earnings.  The amount recorded in the statement of operations within selling, general and administrative expense for the three months ended December 29, 2017, is not material.

9.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 29, 2017	December 30, 2016
Net income	$70.4	$257.8

Weighted average shares outstanding – basic	183.1	184.8
Dilutive effect of equity based awards	2.4	2.5
Weighted average shares outstanding – diluted	185.5	187.3

Net income per share – basic	$0.38	$1.39
Net income per share – diluted	$0.38	$1.38

Anti-dilutive common stock equivalents	0.4	1.4
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended December 29, 2017, and December 30, 2016, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

10.    RESTRUCTURING AND OTHER CHARGES

During the three months ended December 29, 2017, the Company paid the $0.2 million in restructuring-related charges that remained accrued at September 29, 2017, but did not incur any restructuring-related charges during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2017 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2017, AND DECEMBER 30, 2016

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 29, 2017	December 30, 2016
Net revenue	100.0%	100.0%
Cost of goods sold	49.0	49.3
Gross profit	51.0	50.7
Operating expenses:
Research and development	9.3	9.0
Selling, general and administrative	4.9	5.6
Amortization of acquisition-related intangibles	0.4	0.9
Restructuring and other charges	—	0.1
Total operating expenses	14.6	15.6
Operating income	36.4	35.1
Other income (expense), net	0.2	(0.1)
Income before income taxes	36.6	35.0
Provision for income taxes	30.0	6.9
Net income	6.6%	28.1%

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

GENERAL

During the three months ended December 29, 2017, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 15% to $1,052 million for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017. This increase in revenue was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash and cash equivalents balance increased approximately 4% to $1,682 million as of December 29, 2017, from $1,617 million as of September 29, 2017. This increase in cash and cash equivalents was primarily the result of cash generated from operations of $361 million, partially offset by the repurchase of 1.65 million shares of common stock for $173 million, dividend payments of $59 million, and capital expenditures of $28 million during the three months ended December 29, 2017.

NET REVENUE

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Net revenue	$1,051.9	15.0%	$914.3

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

We generated net revenue of $1,051.9 million for the three months ended December 29, 2017, an increase of $137.6 million or 15%, as compared with $914.3 million for the corresponding period in fiscal year 2017. This increase in net revenue for the three months ended December 29, 2017, is primarily related to an increase in demand for our components from a key smartphone customer as compared with the corresponding period in fiscal year 2017, partially offset by decreases in average selling prices.

GROSS PROFIT

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Gross profit	$536.8	15.7%	$463.9
% of net revenue	51.0%		50.7%

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

The $72.9 million increase in gross profit for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017, was primarily the result of favorable product mix and higher unit volumes that positively impacted gross profit by $81.2 million. These positive impacts were partially offset by lower average selling prices with a gross profit impact of $8.3 million. Gross profit margin increased to 51.0% of net revenue for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017, due to the overall increase in revenue and the aforementioned factors.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Research and development	$98.0	19.5%	$82.0
% of net revenue	9.3%		9.0%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017, was primarily related to an increase in employee-related compensation expense and product development– related expenses. Research and development expense increased as a percentage of net revenue when compared with the corresponding period in fiscal year 2017 as a result of our increased investment in developing new product capabilities.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Selling, general and administrative	$51.3	0.8%	$50.9
% of net revenue	4.9%		5.6%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, and costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017, was primarily related to an increase in employee compensation. Selling, general and administrative expense decreased as a percentage of net revenue when compared with the corresponding period in fiscal year 2017 primarily due to the increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Amortization of acquisition-related intangibles	$4.0	(52.9)%	$8.5
% of net revenue	0.4%		0.9%

The decrease in amortization expense for the three months ended December 29, 2017, as compared with the corresponding period in fiscal year 2017, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

RESTRUCTURING AND OTHER CHARGES

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Restructuring and other charges	$—	(100.0)%	$0.6
% of net revenue	—%		0.1%

There were no new restructuring charges incurred during the three months ended December 29, 2017.

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 29, 2017	Change	December 30, 2016
(dollars in millions)
Provision for income taxes	$315.2	397.9%	$63.3
% of net revenue	30.0%		6.9%

We recorded a provision for income taxes of $315.2 million (which consisted of $304.9 million and $10.3 million related to United States and foreign income taxes, respectively) for the three months ended December 29, 2017.

On December 22, 2017, the President of the United States signed into law new tax legislation, which includes, among other things, a reduction of the United States corporate tax rate from 35% to 21%, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax and the domestic production activities deduction, and expensing of certain capital investments. The new law makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote export from the United States. We expect this tax reform to have significant continued impact on our provision for income taxes and are in the process of evaluating the impact.

Staff Accounting Bulletin 118 (“SAB 118”), provides a measurement period during which companies may analyze the impacts of newly enacted legislation when the company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the new legislation, not to exceed one year. In accordance with SAB 118, we have estimated the impact of the new legislation as it pertains to various items, including a one-time charge of $257.8 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.5 million related to the revaluation of our deferred tax assets and liabilities, using the new federal statutory tax rate of 21%. We believe these amounts are reasonable estimates; however these amounts are provisional and are subject to change. Additional time is needed to gather the information necessary to finalize the computations of the impact of the new tax legislation. The changes included in the new tax legislation are broad and complex. The final transition impacts of the new tax legislation may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the new tax legislation, any legislative action to address questions that arise because of the new tax legislation, any changes in accounting standards for income taxes or related interpretations in response to the new tax legislation, or any updates or changes to estimates we have utilized to calculate the transition impacts. SAB 118 would allow for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 28, 2018.

The reduction of the corporate tax rate to 21% is effective within fiscal year 2018, therefore we are subject to a blended fiscal year 2018 tax rate of approximately 24.6%, which is computed by using the number of days of the fiscal year during which we are subject to the old tax rate of 35% and the number of days we are subject to the newly enacted tax rate of 21%.

The effective tax rate for the three months ended December 29, 2017, was 81.7%, as compared with 19.7% for the three months ended December 30, 2016. The difference between our three month effective tax rate of 81.7% and the federal statutory rate of 24.6% resulted primarily from a one-time charge of $257.8 million related to the mandatory deemed repatriation tax on foreign earnings, a one-time charge of $18.5 million related to the revaluation of our deferred tax assets and liabilities related to tax reform, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit of $16.2 million related to windfall stock deductions.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 29, 2017	December 30, 2016
Cash and cash equivalents at beginning of period	$1,616.8	$1,083.8
Net cash provided by operating activities	360.8	495.9
Net cash used in investing activities	(34.2)	(60.6)
Net cash used in financing activities	(261.9)	(168.6)
Cash and cash equivalents at end of period	$1,681.5	$1,350.5

Cash flow provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 29, 2017, we generated $360.8 million of cash from operating activities, a decrease of $135.1 million as compared with the $495.9 million generated during the three months ended December 30, 2016. The decrease in cash flow from operating activities during the three months ended December 29, 2017, was primarily related to a net change in cash outflows of $156.3 million related to a decrease in accounts payable as a result of the timing of vendor payments.

Cash flow used in investing activities:
Cash used in investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash used in investing activities was $34.2 million during the three months ended December 29, 2017, as compared with $60.6 million during the three months ended December 30, 2016. The cash used for capital expenditures was $28.2 million, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities. During the three months ended December 29, 2017, we paid $6.0 million related to purchased intangibles.

Cash flow used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During the three months ended December 29, 2017, we had net cash outflows from financing activities of $261.9 million, as compared with net cash outflows from financing activities of $168.6 million during the three months ended December 30, 2016. During the three months ended December 29, 2017, we had the following significant uses of cash:

•	$172.5 million related to our repurchase of 1.65 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on January 17, 2017;

•	$59.1 million related to the payment of cash dividends on our common stock; and

•	$44.7 million related to the minimum statutory payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $14.4 million during the three months ended December 29, 2017.

Liquidity:
Cash and cash equivalent balances were $1,681.5 million as of December 29, 2017, representing an increase of $64.7 million from September 29, 2017. The increase resulted from $360.8 million in cash generated from operations which was partially offset by $172.5 million used to repurchase 1.65 million shares of stock, $59.1 million in cash dividend payments, $44.7 million used to repurchase shares related to payroll tax withholdings on equity awards, and $28.2 million in capital expenditures. Based on our historical results of operations, we expect that our cash and cash equivalents on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits with original maturities of 90 days or less and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

Our cash and cash equivalent balance of $1,681.5 million as of December 29, 2017, consisted of $742.0 million held domestically and $939.5 million held by foreign subsidiaries.

On January 31, 2018, the Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to repurchase up to $1 billion of our common stock from time to time prior to January 31, 2020, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the aforementioned January 17, 2017 plan. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined based on our evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. We currently expect to fund the repurchase program using our working capital.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2017 10-K has not materially changed since we filed that report, except for the $257.8 million deemed repatriation tax on foreign earnings, which is payable over the next eight years, $20.6 million per year for each of the next five years, followed by payments of $38.7 million, $51.6 million and $64.5 million in years six through eight, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item- 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (time deposits, certificates of deposit and money market funds) that total approximately $1,681.5 million as of December 29, 2017.

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

Based on our results of operations for the three months ended December 29, 2017, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

Recently Issued Accounting Pronouncements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. We will adopt this guidance during the first quarter of fiscal year 2019. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have established a cross-functional team to assess the potential impact of the new revenue standard. The assessment process consists of reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We are currently evaluating the potential impact on our business processes, systems, controls and our consolidated financial statements of the new revenue standard and do not anticipate significant changes to our statement of operations. Our assessment will be completed during fiscal year 2018 at which time the method of adoption will be selected.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are currently evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We are currently evaluating the potential impact of this standard on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), (“ASU 2016-15”). This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that ASU 2016-15 will have on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income taxes (Topic 740), Intra-entity transfers of an asset other than inventory (“ASU 2016-16”). This ASU provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The effective date for the standard is for fiscal years beginning after December, 15, 2017, on a modified retrospective basis, and early adoption is permitted. We are currently evaluating the effect ASU 2016-16 will have on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are to be applied on a prospective basis. The effective date for adoption of this standard is for the first annual or interim goodwill impairment test in the fiscal year beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this amendment during our second fiscal quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We are currently evaluating the potential impact of this standard on the consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 29, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2017 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2017 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 29, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/30/17-10/27/17	—	$—	—	$174.1 million
10/28/17-11/24/17	703,287(2)	$110.48	300,000	$141.1 million
11/25/17-12/29/17	1,350,605(3)	$103.29	1,350,000	$1.7 million
Total	2,053,892		1,650,000
(1) The stock repurchase program approved by the Board of Directors on January 17, 2017, authorizes the repurchase of up to $500.0 million of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On January 31, 2018, the Board of Directors approved a new stock repurchase program that replaces in its entirety the January 17, 2017, plan.
(2) 300,000 shares were repurchased at an average price of $110.03 per share as part of our stock repurchase program, and 403,287 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $110.82 per share.
(3) 1,350,000 shares were repurchased at an average price of $103.30 per share as part of our stock repurchase program, and 605 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $99.20 per share.

On November 15, 2017, we agreed to potentially issue not more than 1% of our common stock to an unaffiliated third party as contingent consideration for its role under a multi-year collaboration agreement.  The shares are issuable for no cash payment but only upon the achievement of certain product sale milestones, certain terminations of the agreement or if the Company engages in certain competition with the third party. Though the timing is not certain, the Company does not expect achievement of the product sale milestones to occur any time prior to mid-2020.  The transaction was made in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.  The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of any issued shares.

Item 5. Other Information.

Approval of Revised Fiscal Year 2018 Executive Incentive Plan

On January 30, 2018, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors amended the Company’s Fiscal Year 2018 Executive Incentive Plan (the “Incentive Plan”) to provide that the portion of the incentive awards under the Incentive Plan that previously was attainable based on the Company’s achievement against a non-GAAP earnings per share (“EPS”) performance metric will instead be attainable based on the Company’s achievement against a non-GAAP operating income performance metric. The non-GAAP operating income performance metric was established by the Compensation Committee on November 7, 2017, concurrently with the non-GAAP EPS performance metric.

The Compensation Committee approved the change in metrics in light of the favorable impact on the Company’s non-GAAP EPS for fiscal year 2018 that is now expected as a result of the new U.S. tax legislation, which was enacted on December 22, 2017, as well as the potential favorable impact on non-GAAP EPS of the Company’s new stock repurchase program. The Compensation Committee believes this change maintains the original rigor of the performance incentive objectives of the Incentive Plan. No other changes were made to the Incentive Plan.

Amendment to Third Amended and Restated By-laws

Effective January 31, 2018, the Board of Directors approved and adopted an amendment to our Third Amended and Restated By-laws (the “By-laws”) to grant stockholders the right to call a special meeting of stockholders. Prior to the adoption of this provision, a special meeting of stockholders could only be called pursuant to a resolution adopted by a majority of the members of the Board of Directors.

Article II, Section 3 of the By-laws has been amended to permit stockholders who, individually or in the aggregate, own at least 25% of our outstanding shares of common stock and who have held such shares continuously for at least one year prior to their request, to call a special meeting of stockholders, subject to the terms and conditions set forth in the By-laws.

This description of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Third Amended and Restated By-laws, as Amended					X

10.1	Fiscal Year 2018 Executive Incentive Plan					X

10.2	Fiscal Year 2018 Executive Incentive Plan, as Amended					X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	February 5, 2018	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)