Form 10-Q
period 2018-06-29
SKYWORKS SOLUTIONS, INC.
filed 2018-07-20
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 17, 2018
Common Stock, par value $.25 per share	178,981,545

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2018

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net revenue	$894.3	$900.8	$2,859.6	$2,666.8
Cost of goods sold	442.7	447.2	1,412.5	1,323.9
Gross profit	451.6	453.6	1,447.1	1,342.9
Operating expenses:
Research and development	96.8	92.0	301.5	263.4
Selling, general and administrative	44.6	49.5	153.4	148.2
Amortization of acquisition-related intangibles	3.9	7.1	12.0	22.6
Restructuring and other charges	—	0.2	1.0	0.8
Total operating expenses	145.3	148.8	467.9	435.0
Operating income	306.3	304.8	979.2	907.9
Other income, net	4.5	2.0	9.5	1.4
Income before income taxes	310.8	306.8	988.7	909.3
Provision for income taxes	24.3	60.6	355.8	180.4
Net income	$286.5	$246.2	$632.9	$728.9
Earnings per share:
Basic	$1.58	$1.34	$3.47	$3.95
Diluted	$1.57	$1.32	$3.44	$3.90
Weighted average shares:
Basic	181.2	184.2	182.3	184.6
Diluted	182.8	186.6	184.2	187.0

Cash dividends declared and paid per share	$0.32	$0.28	$0.96	$0.84

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$286.5	$246.2	$632.9	$728.9
Other comprehensive income
Change in fair value of investments	(0.1)	—	(0.1)	0.9
Foreign currency translation adjustment	0.1	0.1	(0.2)	0.8
Comprehensive income	$286.5	$246.3	$632.6	$730.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	June 29, 2018	September 29, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,158.1	$1,616.8
Marketable securities	384.4	—
Receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	468.4	454.7
Inventory	502.8	493.5
Other current assets	117.7	68.7
Total current assets	2,631.4	2,633.7
Property, plant and equipment, net	1,034.6	882.3
Goodwill	883.0	883.0
Intangible assets, net	59.9	67.8
Deferred tax assets, net	30.9	66.5
Marketable securities	106.3	—
Other assets	37.2	40.3
Total assets	$4,783.3	$4,573.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.2	$258.4
Accrued compensation and benefits	79.1	68.1
Other current liabilities	49.0	61.4
Total current liabilities	358.3	387.9
Long-term tax liabilities	309.9	92.9
Other long-term liabilities	32.2	27.1
Total liabilities	700.4	507.9
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value; 525.0 shares authorized; 228.1 shares issued and 179.7 shares outstanding at June 29, 2018, and 226.0 shares issued and 183.1 shares outstanding at September 29, 2017	44.9	45.8
Additional paid-in capital	3,028.3	2,893.8
Treasury stock, at cost	(2,496.9)	(1,925.0)
Retained earnings	3,515.4	3,059.6
Accumulated other comprehensive loss	(8.8)	(8.5)
Total stockholders’ equity	4,082.9	4,065.7
Total liabilities and stockholders’ equity	$4,783.3	$4,573.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$632.9	$728.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	86.3	64.3
Depreciation	198.9	166.8
Amortization of intangible assets	16.5	22.6
Deferred income taxes	35.6	2.8
Excess tax benefit from share-based compensation	—	(35.4)
Changes in fair value of contingent consideration	(7.8)	—
Other	0.3	—
Changes in assets and liabilities net of acquired balances:
Receivables, net	(13.7)	20.2
Inventory	(10.2)	(58.7)
Other current and long-term assets	(45.8)	(9.3)
Accounts payable	(56.3)	68.1
Other current and long-term liabilities	216.3	68.4
Net cash provided by operating activities	1,053.0	1,038.7
Cash flows from investing activities:
Capital expenditures	(310.0)	(218.0)
Payments for acquisitions, net of cash acquired	—	(13.7)
Purchased intangibles	(8.6)	—
Purchases of marketable securities	(523.2)	—
Maturities and sales of marketable securities	32.6	3.2
Net cash used in investing activities	(809.2)	(228.5)
Cash flows from financing activities:
Excess tax benefit from share-based compensation	—	35.4
Repurchase of common stock - payroll tax withholdings on equity awards	(47.5)	(48.0)
Repurchase of common stock - stock repurchase program	(524.5)	(330.5)
Dividends paid	(175.2)	(155.7)
Net proceeds from exercise of stock options	34.8	45.8
Proceeds from employee stock purchase plan	9.9	7.2
Payments of contingent consideration	—	(4.2)
Net cash used in financing activities	(702.5)	(450.0)
Net increase (decrease) in cash and cash equivalents	(458.7)	360.2
Cash and cash equivalents at beginning of period	1,616.8	1,083.8
Cash and cash equivalents at end of period	$1,158.1	$1,444.0
Supplemental cash flow disclosures:
Income taxes paid	$117.1	$131.9

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal year 2018 consists of 52 weeks and ends on September 28, 2018. Fiscal year 2017 consisted of 52 weeks and ended on September 29, 2017. The third quarters and nine months ended for fiscal years 2018 and 2017 each consisted of 13 weeks and 39 weeks, respectively, and ended on June 29, 2018, and June 30, 2017, respectively.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at the beginning of the first quarter of fiscal year 2018. As a result of adoption, the Company recognized a discrete income tax benefit of $23.6 million to the income tax provision for excess tax benefits generated by the settlement of share-based awards for the nine months ended June 29, 2018. The adoption also resulted in an increase in cash flow from operations and a decrease of cash flow from financing of $23.6 million for the nine months ended June 29, 2018. Prior periods have not been adjusted.  The Company has elected to account for forfeitures as they occur and will no longer estimate future forfeitures.  The change in accounting for forfeitures was applied using a modified retrospective transition method and resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal year 2018 in the amount of $1.9 million.  Forfeitures in the future will now be recorded as a benefit in the period they are realized.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company early adopted ASU 2017-04 during the second quarter of fiscal year 2018 and applied it prospectively, as permitted by the standard. The adoption of this standard did not impact the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company will adopt this guidance during the first quarter of fiscal year 2019 and currently expects to apply the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company has established a cross-functional team to assess the potential impact of the new revenue standard. The assessment process consists of reviewing the Company's current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company is continuing to evaluate the potential impact of the new revenue standard on its business processes, systems, controls and consolidated financial statements. Based on its preliminary assessments, the Company does not expect the new guidance to have a material impact on the nature, amount, and timing of its revenue recognition. As the Company continues to assess the impact of the new guidance on its revenue contracts with its customers and finalizes its evaluation of any changes to its accounting policies, internal controls and footnote disclosures, the Company may identify additional areas of impact and may revise the results of its preliminary assessment.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The Company is currently evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting (“ASU 2017-09”). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect ASU 2017-09 will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 320) (“ASU 2016-13”), which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses. The ASU also limits the credit loss to the amount by which fair value is below amortized cost. This ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. This ASU requires modified retrospective adoption, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect ASU 2016-13 will have on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 320) (“ASU 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company in the first quarter of fiscal year 2019 and requires modified retrospective adoption, with prospective adoption for amendments related to equity securities without readily determinable fair values. The Company is evaluating the effect ASU 2016-01 will have on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

Supplemental Cash Flow Information

At June 29, 2018, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $28.0 million accrued to accounts payable for capital equipment. These amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows for the nine months ended June 29, 2018, and are expected to be paid in subsequent periods. Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to current period presentation. The description “Proceeds from employee stock purchase plan” has been reclassified from net cash provided by operating activities to net cash used in financing activities.

2.    MARKETABLE SECURITIES

The Company's portfolio of available for sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	June 29, 2018	September 29, 2017	June 29, 2018	September 29, 2017
U.S. Treasury and government securities	80.5	—	4.3	—
Corporate bonds and notes	121.4	—	30.4	—
Municipal bonds	163.0	—	64.1	—
Other government securities	19.5	—	7.5	—
Total	384.4	—	106.3	—

The contractual maturities of noncurrent available for sale marketable securities were due within two years or less.

The Company recorded unrealized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

June 29, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and government securities	84.8	—	—	84.8
Corporate bonds and notes	151.9	—	(0.1)	151.8
Municipal bonds	227.2	—	(0.1)	227.1
Other government securities	27.0	—	—	27.0
Total	490.9	—	(0.2)	490.7

The Company concluded that the unrealized losses were temporary at June 29, 2018. Further, for debt securities with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and nine months ended June 29, 2018.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of June 29, 2018				As of September 29, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents*	$563.7	$373.8	$189.9	$—	$592.6	$592.6	$—	$—
U.S. Treasury and government securities	84.8	15.0	69.8	—	—	—	—	—
Corporate bonds and notes	151.8	—	151.8	—	—	—	—	—
Municipal bonds	227.1	—	227.1	—	—	—	—	—
Other government securities	27.0	—	27.0	—	—	—	—	—
Total	$1,054.4	$388.8	$665.6	$—	$592.6	$592.6	$—	$—
Liabilities
Contingent consideration	$4.1	$—	$—	$4.1	$11.9	$—	$—	$11.9
Total	$4.1	$—	$—	$4.1	$11.9	$—	$—	$11.9
* Cash equivalents included in level 2 consist of corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent consideration
Balance as of September 29, 2017	$11.9
Decreases to contingent consideration included in earnings	(7.8)
Balance as of June 29, 2018	$4.1

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 29, 2018.

4.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 29, 2018	September 29, 2017
Raw materials	$19.6	$24.6
Work-in-process	305.2	330.6
Finished goods	167.9	123.0
Finished goods held on consignment by customers	10.1	15.3
Total inventory	$502.8	$493.5

5.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	June 29, 2018	September 29, 2017
Land and improvements	$11.6	$11.6
Buildings and improvements	219.7	137.8
Furniture and fixtures	31.9	29.5
Machinery and equipment	1,897.2	1,715.3
Construction in progress	223.2	164.8
Total property, plant and equipment, gross	2,383.6	2,059.0
Accumulated depreciation	(1,349.0)	(1,176.7)
Total property, plant and equipment, net	$1,034.6	$882.3

6.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended June 29, 2018.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended June 29, 2018.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	June 29, 2018			September 29, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5	$78.5	$(66.9)	$11.6	$78.5	$(63.4)	$15.1
Developed technology and other	5	152.9	(119.0)	33.9	150.2	(110.9)	39.3
Trademarks	3	1.6	(0.7)	0.9	1.6	(0.3)	1.3
Internally developed software	3	18.0	(4.5)	13.5	12.1	—	12.1
Total intangible assets		$251.0	$(191.1)	$59.9	$242.4	$(174.6)	$67.8

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	Remaining 2018	2019	2020	2021	2022	Thereafter
Amortization expense	$5.3	$20.2	$17.5	$8.7	$0.5	$7.7

7.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
United States income taxes	$16.0	$53.1	$328.7	$161.2
Foreign income taxes	8.3	7.5	27.1	19.2
Provision for income taxes	$24.3	$60.6	$355.8	$180.4

Effective tax rate	7.8%	19.7%	36.0%	19.8%

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the three months ended June 29, 2018, resulted primarily from a decrease to tax expense of $12.0 million related to the release of tax reserves due to the lapse of the statute of limitations, an adjustment to the mandatory deemed repatriation tax on foreign earnings, foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit of $1.1 million related to windfall stock deductions, partially offset by an increase in tax expense related to a change in the reserve for uncertain tax positions.

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the nine months ended June 29, 2018, resulted primarily from a one-time charge of $238.0 million related to the mandatory deemed repatriation tax on foreign earnings, a one-time charge of $18.5 million related to the revaluation of the deferred tax assets and liabilities related to tax reform, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, a decrease to tax expense of $12.0 million related to the release of tax reserves due to the lapse of the statute of limitations, and a benefit of $23.6 million related to windfall stock deductions.

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

Staff Accounting Bulletin 118 (“SAB 118”), provides a measurement period during which companies may analyze the impacts of newly enacted legislation when the company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the new legislation, not to exceed one year. In accordance with SAB 118, the Company has estimated the impact of the new legislation as it pertains to various items, including a one-time charge of $238.0 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.5 million related to the revaluation of its deferred tax assets and liabilities, using the new federal statutory tax rate of 21%. The Company believes these amounts are reasonable estimates; however these amounts are provisional and are subject to change. Additional time is needed to gather the information necessary to finalize the computations of the impact of the new tax legislation. The changes included in the new tax legislation are broad and complex. The final transition impacts of the new tax legislation may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the new tax legislation, any legislative action to address questions that arise because of the new tax legislation, any changes in accounting standards for income taxes or related interpretations in response to the new tax legislation, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. SAB 118 allows for a measurement period of up to one year after the enactment date of the new tax legislation to finalize the recording of the related tax impacts. Accordingly, the Company revised its estimate of the mandatory deemed repatriation tax on foreign earnings by decreasing the one-time charge from $257.8 million for the three months ended December 29, 2017, to $238.0 million for the nine months ended June 29, 2018, primarily due to a change in the interpretation of the definition of cash within the computation. The $19.8 million measurement period adjustment reduced the effective tax rate by 2.0% for the nine months ended June 29, 2018. The Company will continue to refine this estimate as new information becomes available and continues to anticipate finalizing and recording any adjustments by September 28, 2018.

In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion—the global intangible low-taxed income (“GILTI”) provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company expects to make an accounting policy election to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules and therefore will not provide any deferred tax impacts of GILTI in its consolidated financial statements for the quarter ended June 29, 2018. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. These BEAT provisions are not effective for the Company until fiscal year 2019. The Company does not presently expect that it will be subject to the minimum tax imposed by the BEAT provisions. Other significant provisions of the Tax Reform Act that are not yet effective and for which it has not completed its analysis, but which may impact the Company's income taxes in future years, include the inclusion of performance-based compensation in determining the excessive compensation limitation and the benefit related to foreign derived intangible income.

The reduction of the corporate tax rate to 21% is effective within fiscal year 2018. Therefore, the Company is subject to a blended fiscal year 2018 tax rate of approximately 24.6%, which is computed by using the number of days of the fiscal year during which the Company is subject to the old tax rate of 35% and the number of days the Company is subject to the newly enacted tax rate of 21%.

Accrued taxes of $18.3 million and $20.3 million have been included in other current liabilities within the consolidated balance sheets as of June 29, 2018, and June 30, 2017, respectively. The $238.0 million deemed repatriation tax is payable over the next eight years, $19.0 million per year for each of the next five years, followed by payments of $35.8 million, $47.7 million, and $59.5 million in years six through eight, respectively. The Company has accrued $219.0 million of the deemed repatriation tax in long-term liabilities within the consolidated balance sheet as of June 29, 2018.

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

9.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 31, 2018, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.0 billion of its common stock from time to time prior to January 31, 2020, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements.

During the three months ended June 29, 2018, the Company paid $240.3 million (including commissions) in connection with the repurchase of 2.5 million shares of its common stock (paying an average price of $97.43 per share). During the nine months ended June 29, 2018, the Company paid $524.5 million (including commissions) in connection with the repurchase of 5.1 million shares of its common stock (paying an average price of $102.06 per share). As of June 29, 2018, $647.9 million remained available under the existing stock repurchase authorization.

Dividends
On July 19, 2018, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.38 per share, payable on August 28, 2018, to the Company’s stockholders of record as of the close of business on August 7, 2018.

During the three and nine months ended June 29, 2018, dividends charged to retained earnings were as follows (in millions, except per share data):

	Per Share	Total Amount
First quarter	$0.32	$58.8
Second quarter	0.32	58.5
Third quarter	0.32	57.8
Total	$0.96	$175.1

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of goods sold	$3.3	$2.9	$11.6	$10.1
Research and development	6.5	9.1	32.2	25.9
Selling, general and administrative	9.7	8.6	42.5	28.3
Total share-based compensation	$19.5	$20.6	$86.3	$64.3

On November 15, 2017, the Company agreed to potentially issue not more than 1% of its common stock to an unaffiliated third party as a contingent consideration for its role under a multi-year collaboration agreement, upon the achievement of certain product sales milestones. The shares have been valued utilizing a probability weighted series of Black-Scholes pricing models and could be issued after mid-2020.  The shares will be marked to estimated fair value each reporting period through earnings.  The amount recorded in the statement of operations within selling, general and administrative expense for the three and nine months ended June 29, 2018, is not material.

10.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$286.5	$246.2	$632.9	$728.9

Weighted average shares outstanding – basic	181.2	184.2	182.3	184.6
Dilutive effect of equity based awards	1.6	2.4	1.9	2.4
Weighted average shares outstanding – diluted	182.8	186.6	184.2	187.0

Net income per share – basic	$1.58	$1.34	$3.47	$3.95
Net income per share – diluted	$1.57	$1.32	$3.44	$3.90

Anti-dilutive common stock equivalents	0.2	0.1	0.2	0.8

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and nine months ended June 29, 2018, and June 30, 2017, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 29, 2018, AND JUNE 30, 2017

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.5	49.6	49.4	49.6
Gross profit	50.5	50.4	50.6	50.4
Operating expenses:
Research and development	10.8	10.2	10.5	9.9
Selling, general and administrative	5.0	5.5	5.4	5.6
Amortization of acquisition-related intangibles	0.4	0.8	0.4	0.8
Restructuring and other charges	—	—	—	—
Total operating expenses	16.2	16.5	16.3	16.3
Operating income	34.3	33.9	34.3	34.1
Other income, net	0.5	0.2	0.2	0.1
Income before income taxes	34.8	34.1	34.5	34.2
Provision for income taxes	2.7	6.7	12.4	6.8
Net income	32.1%	27.4%	22.1%	27.4%

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

GENERAL

During the nine months ended June 29, 2018, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased by 7.2% to $2,859.6 million for the nine months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017. This increase in revenue was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, the increasing number of applications for the Internet of Things, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

•
Our ending cash, cash equivalents and marketable securities balance increased approximately 2.0% to $1,648.8 million as of June 29, 2018, from $1,616.8 million as of September 29, 2017. This increase in cash, cash equivalents and marketable securities was primarily the result of cash generated from operations of $1,053.0 million, partially offset by the repurchase of 5.1 million shares of common stock for $524.5 million, dividend payments of $175.2 million and capital expenditures of $310.0 million during the nine months ended June 29, 2018.

NET REVENUE

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Net revenue	$894.3	(0.7)%	$900.8	$2,859.6	7.2%	$2,666.8

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

We generated net revenue of $894.3 million for the three months ended June 29, 2018, a decrease of $6.5 million or 0.7%, as compared with $900.8 million for the corresponding period in fiscal year 2017. Net revenue increased by 7.2% or $192.8 million to $2,859.6 million for the nine months ended June 29, 2018, as compared with $2,666.8 million for the corresponding period in fiscal year 2017. This increase in net revenue for the nine months ended June 29, 2018, is primarily related to an increase in demand for our components from smartphone customers and an increase in demand from customers within the Internet of Things, automotive, industrial, medical and military industries, as compared with the corresponding period in fiscal year 2017, offset by decreases in average selling prices.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Gross profit	$451.6	(0.4)%	$453.6	$1,447.1	7.8%	$1,342.9
% of net revenue	50.5%		50.4%	50.6%		50.4%

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

The $2.0 million decrease in gross profit for the three months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $52.8 million. These negative impacts were partially offset by favorable product mix and lower per-unit materials and manufacturing costs that positively impacted gross profit by $50.8 million. Gross profit margin increased to 50.5% of net revenue for the three months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017.

The $104.2 million increase in gross profit for the nine months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017, was primarily the result of favorable product mix, lower per-unit materials and manufacturing costs and higher unit volumes that positively impacted gross profit by $227.0 million. These positive impacts were partially offset by lower average selling prices with a gross profit impact of $122.8 million. Gross profit margin increased to 50.6% of net revenue for the nine months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Research and development	$96.8	5.2%	$92.0	$301.5	14.5%	$263.4
% of net revenue	10.8%		10.2%	10.5%		9.9%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and nine months ended June 29, 2018, as compared with the corresponding periods in fiscal year 2017, was primarily related to an increase in employee-related compensation expense and product development–related expenses. Research and development expense increased as a percentage of net revenue, when compared with the corresponding periods in fiscal year 2017, as a result of our increased investment in developing new technologies and products.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Selling, general and administrative	$44.6	(9.9)%	$49.5	$153.4	3.5%	$148.2
% of net revenue	5.0%		5.5%	5.4%		5.6%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, and costs associated with business combinations completed or contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three months ended June 29, 2018, as compared with the corresponding period in fiscal year 2017, was primarily related to a net gain related to the fair value adjustment of contingent consideration during the period. The increase in selling, general and administrative expenses for the nine months ended June 29, 2018, as compared with the corresponding periods in fiscal year 2017, was primarily related to increases in employee-related compensation and share-based compensation during the period. Selling, general and administrative expenses for the three months ended June 29, 2018, decreased as a percentage of net revenue, as compared with the corresponding period in fiscal year 2017, due to the aforementioned decrease in selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended June 29, 2018, decreased as a percentage of net revenue, as compared with the corresponding period in fiscal year 2017, due to the aforementioned increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Amortization of acquisition-related intangibles	$3.9	(45.1)%	$7.1	$12.0	(46.9)%	$22.6
% of net revenue	0.4%		0.8%	0.4%		0.8%

The decrease in amortization expense for the three and nine months ended June 29, 2018, as compared with the corresponding periods in fiscal year 2017, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	June 29, 2018	Change	June 30, 2017	June 29, 2018	Change	June 30, 2017
(dollars in millions)
Provision for income taxes	$24.3	(59.9)%	$60.6	$355.8	97.2%	$180.4
% of net revenue	2.7%		6.7%	12.4%		6.8%

We recorded a provision for income taxes of $24.3 million (which consisted of $16.0 million and $8.3 million related to United States and foreign income taxes, respectively) and $355.8 million (which consisted of $328.7 million and $27.1 million related to United States and foreign income taxes, respectively) for the three and nine months ended June 29, 2018, respectively.

The effective tax rate for the three and nine months ended June 29, 2018, was 7.8% and 36.0%, respectively, as compared with 19.7% and 19.8% for the three and nine months ended June 30, 2017, respectively. The difference between our effective tax rate for the nine months ended June 29, 2018, of 36.0% and the federal statutory rate of 24.6% resulted primarily from a one-time charge of $238.0 million related to the mandatory deemed repatriation tax on foreign earnings, a one-time charge of $18.5 million related to the revaluation of our deferred tax assets and liabilities related to tax reform, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, a decrease to tax expense of $12.0 million related to the release of tax reserves due to the lapse of statute of limitations and a benefit of $23.6 million related to windfall stock deductions.

See Note 7 for a detailed discussion of the impact of the new U.S. tax legislation, including an adjustment made in the nine months ended June 29, 2018, to our provisional estimate related to the mandatory deemed repatriation tax on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 29, 2018	June 30, 2017
Cash and cash equivalents at beginning of period	$1,616.8	$1,083.8
Net cash provided by operating activities	1,053.0	1,038.7
Net cash used in investing activities	(809.2)	(228.5)
Net cash used in financing activities	(702.5)	(450.0)
Cash and cash equivalents at end of period	$1,158.1	$1,444.0

Cash flow provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended June 29, 2018, we generated $1,053.0 million of cash from operating activities, an increase of $14.3 million as compared with the $1,038.7 million generated during the nine months ended June 30, 2017. The increase in cash from operating activities during the nine months ended June 29, 2018, was primarily related to an increase in net income, exclusive of the unpaid portion of the mandatory deemed repatriation tax on foreign earnings.

Cash flow used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. Cash used in investing activities was $809.2 million during the nine months ended June 29, 2018, as compared with $228.5 million during the nine months ended June 30, 2017. Purchases of marketable securities were $523.2 million and sales and maturities of marketable securities were $32.6 million during the nine months ended June 29, 2018. The cash used for capital expenditures was $310.0 million in the nine months ended June 29, 2018, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities. During the nine months ended June 29, 2018, we also paid $8.6 million related to purchased intangibles.

Cash flow used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During the nine months ended June 29, 2018, we had net cash outflows from financing activities of $702.5 million, as compared with net cash outflows from financing activities of $450.0 million during the nine months ended June 30, 2017. During the nine months ended June 29, 2018, we had the following significant uses of cash:

•
$524.5 million related to our repurchase of 5.1 million shares of our common stock pursuant to the stock repurchase programs approved by our Board of Directors on January 31, 2018, and January 19, 2017;

•	$175.2 million related to the payment of cash dividends on our common stock; and

•	$47.5 million related to the minimum statutory payroll tax withholdings payments on the vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $34.8 million during the nine months ended June 29, 2018.

Liquidity:
Cash and cash equivalent balances were $1,158.1 million as of June 29, 2018, representing a decrease of $458.7 million from September 29, 2017. The decrease resulted from $524.5 million used to repurchase 5.1 million shares of stock, $175.2 million in cash dividend payments, $47.5 million used to repurchase shares related to payroll tax withholdings on equity awards, $490.6 million in net purchases of marketable securities and $310.0 million in capital expenditures which was partially offset by $1,053.0 million in cash generated from operations. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid term deposits and money market funds where the underlying securities primarily consist of United States treasury obligations, United States agency obligations and repurchase agreements collateralized by United States government and agency obligations.

We had $1,158.1 million of total cash and cash equivalents as of June 29, 2018, including $492.2 million held overseas. As a result of the deemed repatriation of the historical earnings and the impact of GILTI on future earnings, we no longer take the position that foreign earnings in certain jurisdictions are permanently reinvested.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2017 10-K has not materially changed since we filed that report, except for the $238.0 million deemed repatriation tax on foreign earnings, which is payable over the next eight years, $19.0 million per year for each of the next five years, followed by payments of $35.8 million, $47.7 million, and $59.5 million in years six through eight, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $1,158.1 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $384.4 million and $106.3 million within short-term and long-term marketable securities, respectively, as of June 29, 2018.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities consist of short-term and long-term maturity periods between zero and two years. Credit risk associated with our investments is not material because our investments are diversified across several types of securities with high credit ratings, which reduces the amount of credit exposure to any one investment.

Based on our results of operations for the three and nine months ended June 29, 2018, a hypothetical reduction in the interest rates on our cash and cash equivalents to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 29, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended June 29, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
03/31/18-04/27/18	865(2)	$95.56	—	$888.2 million
04/28/18-05/25/18	1,471,335(3)	$96.60	1,462,001	$747.0 million
05/26/18-06/29/18	1,004,139(4)	$98.66	1,004,139	$647.9 million
Total	2,476,339		2,466,140

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
(3) 1,462,001 shares were repurchased at an average price of $96.60 per share as part of our stock repurchase program, and 9,334 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $96.75 per share.
(4) Represents shares repurchased by us as part of our stock repurchase program.

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

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Skyworks Solutions, Inc. Cash Compensation Plan for Directors					X
10.2	Transition Letter, dated April 9, 2018, between the Company and Laura Gasparini					X
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

SKYWORKS SOLUTIONS, INC.

Date:	July 20, 2018	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)