Form 10-K
period 2018-09-28
SKYWORKS SOLUTIONS, INC.
filed 2018-11-15
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 30, 2018) was approximately $18.2 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 7, 2018, was 177,531,995.
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
FOR THE YEAR ENDED SEPTEMBER 28, 2018

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

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

Our key customers include Amazon, Apple, Arris, Bose, Cisco, DJI, Ericsson, Foxconn, Garmin, Gemalto, General Electric, Google, Honeywell, HTC, Huawei, Itron, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi and ZTE. Our competitors include Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM and Qorvo.

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

In August 2018, we acquired Avnera Corporation (“Avnera”) and expanded our leadership in wireless connectivity by adding ultra-low power analog circuits to enable smart interfaces via acoustic signal processing, sensors and integrated software. We expect the acquisition of Avnera to enable us to capitalize on the rapid proliferation of audio functionality and its convergence with our advanced connectivity solutions. With our global sales channels, strong customer relationships and operational scale, we plan to leverage Avnera’s innovative product portfolio and systems expertise to increase our footprint in automotive, industrial, home automation, enterprise and high-end consumer markets.

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

INDUSTRY BACKGROUND

Mobile connectivity is exploding on a global basis. With wireless platforms serving as virtual hubs for e-commerce, enterprise to the cloud, social media, gaming and entertainment, these devices are enabling a new, multi-trillion dollar economy. Popular apps including Amazon, Facebook, Netflix, Spotify, Uber, Waze and YouTube all require ultra-fast, highly secure, low-latency, always-on connectivity plus GPS location-based services. As a result, semiconductor solutions are becoming increasingly relevant, resolving the daunting analog and RF complexities that are challenging the capabilities of existing hardware and the supporting network infrastructure. Semiconductor devices continue becoming smaller, more powerful, and easier to integrate across multiple communication protocols, which in turn is enabling mobile and IoT ecosystems.

Skyworks facilitates ubiquitous data creation, delivery and storage as smartphones transmit and receive immense amounts of content supporting multimedia streaming, social networking, virtual reality and emerging frictionless commerce. To enable these applications, we deliver highly integrated solutions leveraging our amplification, filtering, tuning, power management, audio processing and packaging capabilities to continuously push the performance envelope.

Demand for connectivity across emerging markets around the world also continues to grow as the industry drives toward connecting the billions of people who remain unconnected. According to The GSMA Foundation, there will be 5.9 billion mobile subscribers by 2025, representing almost three-quarters of the world’s population. Subscriber growth over this period is forecast to be driven primarily by large markets in Asia, such as India, which alone is expected to add 310 million new unique subscribers by 2020.

At the same time, connectivity is proliferating into an adjacent set of IoT markets. From smart homes to the smart grid and from industrial to wearables, the number of connected devices is rapidly proliferating. In fact, IHS Markit Ltd. projects the IoT market to grow from an installed base of 15 billion units in 2015 to more than 75 billion units by 2025. Skyworks is enabling these opportunities with highly customized system solutions supporting a broad set of wireless protocols including cellular LTE, Wi-Fi, Bluetooth®, LoRa®, Thread and Zigbee®.

Looking ahead to 5G, we see a market that presents a massive growth opportunity for our industry and certainly for Skyworks. 5G data rates will approach ten to 100 times the fastest 4G speeds of today with near zero latency. To put this in perspective, downloading a full-length HD movie in 3G took one day; in 4G, the same file took minutes. On a 5G network, this content will be downloaded in mere seconds. By 2020 a single autonomous car is expected to consume 4,000 gigabytes of data per day in real-time diagnostics, positioning and vehicle-to-vehicle communications—that is equivalent to the daily data consumed by more than 2,000 smartphone users today.

We expect the key catalysts for Skyworks to be the insatiable demand for data and the profitable usage model for both Mobile and IoT applications, as each connection becomes more valuable and vital particularly as the world embraces 5G.

Solving Connectivity Challenges

The transition to ubiquitous connectivity creates challenges to existing architectures. RF solutions in ultra-thin, high performance consumer products must increase data rates, solve signal interference problems, and occupy minimal board space while at the same time increasing battery life. Meeting these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, filtering and tuning, among others. This complexity plays directly to our strengths. We have a strong heritage in analog systems design and have spent the last decade investing in key technologies and resources. We are at the forefront of advanced multi-chip module integration and offer unmatched technology breadth, providing deep expertise in CMOS, SOI, GaAs and filters, and maintain strategic partnerships with outside independent wafer fabrication facilities.

SKYWORKS’ STRATEGY

Our ambitious vision is to connect everyone and everything, all the time. To this end, key elements of our strategy include:

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

Delivering Operational Excellence
We vertically integrate our supply chain where we can differentiate with highly specialized internal manufacturing capabilities, or enter into alliances and strategic relationships for leading-edge technologies. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demand of the marketplace. Our internal capacity utilization remains high, resulting in an increase of our gross margin and the return on invested capital on a broader range of revenue.

Additionally, we continue to drive reductions in product design and manufacturing cycle times and further improve product yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules.

Maintaining a Performance Driven Culture
We consider our people and corporate culture to be a major competitive advantage and a key driver of our overall strategy. We create key performance indicators that align employee efforts with corporate strategy and link responsibilities with performance measurement. Accountability is paramount and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is below geographic and industry averages.

Generating Superior Operating Results and Shareholder Returns
We seek to generate financial returns that are comparable to a highly diversified analog semiconductor company. Given our product volume and overall utilization we strive to achieve a best-in-class return on investment and operating income to reward shareholders.

OUR PRODUCT PORTFOLIO
Our product portfolio consists of various solutions, including:

•	Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station

•	Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies

•	Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)

•	Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems

•	DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another

•	Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself

•	Detectors: devices used to measure and control RF power in wireless systems

•	Diodes: semiconductor devices that pass current in one direction only

•	Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line

•	Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate applications

•	Filters: devices for recovering and separating mixed and modulated data in RF stages

•	Front-end Modules: two or more functions co-packaged to optimize the performance, cost and application suitability in products, including intermediate or radio frequency signal paths

•	Hybrid: a type of directional coupler used in radio and telecommunications

•	LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light

•	Low Noise Amplifiers: devices used to reduce system noise figure in the receive chain

•	Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively

•	Modulators: devices that take a baseband input signal and output a radio frequency modulated signal

•	Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•	Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal

•	Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications

•	Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks

•	Receivers: electronic devices that change a radio signal from a transmitter into useful information

•	Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets

•	Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance

•	Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal and magnetic applications

•	Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers

•	Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

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

CUSTOMER CONCENTRATION
A small number of OEMs historically has accounted for a significant portion of our net revenue. In the fiscal year ended September 28, 2018 (“fiscal 2018”), Apple Inc. (“Apple”), through sales to multiple distributors, contract manufacturers and direct sales for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices) constituted more than ten percent of our net revenue. In the fiscal year ended September 29, 2017 (“fiscal 2017”), three customers—Apple, Samsung Electronics (“Samsung”), and Huawei Technology Co., Ltd. (“Huawei”)—each constituted ten percent or more of our net revenue. In the fiscal year ended September 30, 2016 (“fiscal 2016”), two customers—Apple and Samsung—each constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 17 to Item 8 of this Annual Report on Form 10-K.

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

RESEARCH AND DEVELOPMENT
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $404.5 million, $355.2 million and $312.4 million in research and development during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

RAW MATERIALS
Raw materials for our products and manufacturing processes are generally available from several sources. It is our intent not to depend on a sole source of supply unless market or other conditions dictate otherwise. However, there are limited situations where we procure certain components and services for our products from single or limited sources, and we are currently dependent on a limited number of sole source suppliers. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Such amounts are reviewed and included in our contractual obligations and commitments as required. Certain of our suppliers consign raw materials to us at our manufacturing facilities to which we take title as needed in our manufacturing process. We believe we have adequate sources for the supply of raw materials and components for our manufacturing needs with suppliers located around the world.

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

SEASONALITY
Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as smartphones and tablet computing devices. The highest demand for our products generally occurs in our first fiscal quarter ending in December and the fourth fiscal quarter ending in September. The lowest demand for our handset products generally occurs in our second fiscal quarter ending in March and the third fiscal quarter ending in June.

EMPLOYEES
As of September 28, 2018, we employed approximately 9,400 employees world-wide. Approximately 1,150 of our employees in Mexico, 260 employees in Singapore, and 240 employees in Japan are covered by collective bargaining and other union agreements.

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
We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Uncertain worldwide economic and political conditions, together with other factors such as the volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. Uncertainty and economic weakness could result in a market contraction and, as a result, our business, financial condition and results of operations would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, bad debt, inventory charges, restructuring charges, and asset impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely affect our business, financial condition and results of operations beyond our current fiscal year.

Our operating results may be adversely affected by quarterly and annual fluctuations and market downturns.
Our revenues, earnings and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.

These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers,

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products,

•	production capacity levels and fluctuations in manufacturing yields,

•	availability and cost of materials and services from our suppliers,

•	the gain or loss of significant customers,

•	our ability to develop, introduce and market new products and technologies on a timely basis,

•	new product and technology introductions by competitors,

•	increasing industry consolidation among our competitors,

•	changes in the mix of products produced and sold,

•	market acceptance of our products and our customer’s products, and

•
intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).

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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business could be materially and adversely affected. In fiscal 2018, one customer accounted for greater than ten percent of our net revenue. In fiscal 2017, three customers each accounted for ten percent or greater of our net revenue. In fiscal 2016, two customers each accounted for ten percent or greater of our net revenue. For further discussion see Note 17 to Item 8 of this Annual Report on Form 10-K.

Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•	the volatility of the financial markets,

•	uncertainty regarding the prospects of the domestic and foreign economies,

•	instability in global credit and financial markets,

•	our performance and prospects,

•	the performance and prospects of our major customers and competitors,

•	our revenue concentrations with relatively few customers,

•	the depth and liquidity of the market for our common stock,

•	investor perception of us and the industry in which we operate,

•	changes in earnings estimates, price targets or buy/sell recommendations by analysts,

•	domestic and international political conditions,

•	domestic and international tax, fiscal, and trade policy decisions, and

•	our ability to successfully identify, acquire and integrate acquisition candidates.

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
The wireless communications semiconductor industry, in general, and the other analog markets in which we compete are very competitive. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, QUALCOMM, and Qorvo.

We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for our products and increased challenges in maintaining or increasing revenue, gross margin and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes (including national or regional policies intended to develop and support localized competitors). We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:

•	rapid time-to-market and product ramps,

•	timely new product innovation,

•	product quality, reliability and performance,

•	product cost and selling price,

•	features available in products,

•	alignment with customer performance specifications,

•	compliance with industry standards,

•	strategic relationships with customers,

•	access to, and the protection and enforcement of, intellectual property,

•	ability to partner with or participate in reference designs of baseband vendors, and

•	maintaining access to manufacturing capacity, raw materials, supplies and services at a competitive cost.

We might not be able to successfully address these factors. Many of our competitors benefit from:

•	long presence in key markets,

•	brand recognition,

•	high levels of customer satisfaction,

•	vertical integration,

•	strong baseband partnership/participation in reference designs,

•	a broad product portfolio allowing them to bundle product offerings,

•	ownership or control of key technology or intellectual property, and

•	strong financial, sales and marketing, manufacturing, distribution, technical or other resources.

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
A substantial majority of our net revenue is derived from shipments to customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. In addition, we have suppliers located outside the United States, and third-party packaging, assembly and test facilities and foundries located in the Asia-Pacific region. Finally, we maintain wafer fabrication facilities in Kadoma, Japan, and Osaka, Japan, as well as packaging, assembly and test facilities in Mexicali, Mexico, and in Singapore.

Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:

•	currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,

•
local economic and political conditions, including, but not limited to, social, economic and political instability related to the uncertainty regarding the relationships between the United States and China, Russia, Mexico, North Korea, Middle Eastern countries, other foreign countries, and the international community at large, and related to the United Kingdom’s pending withdrawal from the European Union,

•	labor market conditions and workers’ rights,

•	disruptions of capital and trading markets,

•	inability to collect accounts receivable,

•
restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties, quotas, customs duties, border taxes, increased import or export controls and tariffs) that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,

•	changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,

•	natural disasters, acts of terrorism, widespread illness and war,

•	unauthorized transfers of our electronic information and breaches of our information systems, as well as the potential lack of adequate remedies in certain jurisdictions,

•	difficulty in obtaining distribution and support,

•	cultural differences in the conduct of business,

•	direct or indirect government actions, subsidies or policies aimed at supporting local industry,

•	the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements,

•	withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,

•
changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments (including changes in certain countries in Europe and elsewhere regarding corporate taxes, transfer pricing, and tax treaty provisions),

•	changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,

•	results of audits and examination of previously filed tax returns,

•
the possibility of being exposed to legal proceedings and potential penalties in a foreign jurisdiction, and/or increased compliance expense, as a result of the numerous, and sometimes conflicting, legal regimes on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection (including, but not limited to, the European Union’s General Data Protection Regulation), employment and labor relations,

•	limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction, and

•	restrictions on our ability to repatriate foreign earnings and/or funds and the unfavorable tax impactions related to the same.

Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in cellular handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products. Limitations or changes in policy on phone subsidies in the United States, South Korea, Japan, China, and other countries may have additional negative impacts on our revenues.

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

We are particularly exposed to risks of doing business in China. We expect to continue to expand our business and operations in China. Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China or deemed to be of Chinese origin and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs and the sales of our products in China and elsewhere. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business and results of operations. Finally, China’s stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies could result in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.

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

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, as well as equipment maintenance, repairs and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand could lead to underutilized manufacturing facilities, which could negatively impact our financial results.

Due to the highly specialized nature of the gallium arsenide integrated circuit manufacturing process, in the event of a disruption in production at our Newbury Park, California, or Woburn, Massachusetts, semiconductor wafer fabrication facilities as well as our assembly and test facility in Mexicali, Mexico, for any reason, alternative gallium arsenide production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, financial condition and results of operations.

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
The semiconductor industry generally and, in particular, many of the markets into which we sell our products, are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles (including annual product refreshes in some cases), increasing demand for higher levels of integration, increased miniaturization, reduced power consumption and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:

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

We continually evaluate expenditures for planned product development and choose among alternatives based on our understanding of customer technical requirements, new industry standards and expectations of future market growth. We may not be able to develop and introduce new or enhanced wireless communications and analog semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business and results of operations would be materially and adversely harmed.

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

In order to remain competitive, we expect to continue to transition our products to increasingly smaller geometries. This transition requires us to modify the manufacturing processes for our products, design new products to more stringent standards, and to redesign some existing products. In the past, we have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries to transition to smaller geometry processes successfully. Our foundries may not be able to effectively manage the transition or we may not be able to maintain our relationships with certain foundries. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

We may be subject to warranty claims, product recalls, and liability claims.
Although we invest significant resources in the testing of our products, we may discover from time to time defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. Depending on the nature of the product defects, we may not be able to recoup our losses from our third-party suppliers. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, or other obligations under customer contracts. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs.

We are dependent upon third parties for the manufacture, assembly and testing of our products.
We rely on foundries to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:

•	the lack of wafer supply, potential wafer shortages and higher wafer prices,

•	limited ability to respond to unanticipated changes in customer demand,

•	limited control over delivery schedules, manufacturing yields, production costs and quality assurance, and

•	the inaccessibility of, or delays in obtaining access to, key process technologies and IP blocks.

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

Uncertainties involving the ordering and shipment of, and payment for, our products, could adversely affect our business.

Our sales are made pursuant to standard purchase orders and/or specified customer contracts for delivery of products and not under long-term supply arrangements with our customers. Our customers may cancel orders before shipment. Additionally, we sell a portion of our products through third-party distributors, some of whom have rights to return products if the product is defective. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers and/or distributors may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. Some of our customers have implemented vendor-managed inventory, consignment or similar inventory programs which may result in an increase in the time between manufacture of, and payment for, our products.

In addition, if a customer or distributor encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s or distributor’s ability to make timely payments against our accounts receivable could be impaired.

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
Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, and other cyberattacks are becoming more sophisticated and are sometimes successful. These incidents, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business information, or the personal data of our employees by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’ or employees’ confidential information, we may incur liability as a result. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees. However, we cannot ensure that our efforts will be sufficient to prevent or mitigate the damage caused by a cyberattack, cybersecurity incident or network disruption.

If we are not successful in protecting our intellectual property rights, our ability to compete successfully may be materially and adversely affected.
We rely on patent, copyright, trademark, trade secret and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary technologies, inventions, information, data, devices, algorithms, processes and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. In the future, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:

•
the steps we take to prevent misappropriation, infringement, dilution or other violation of our intellectual property or the intellectual property of our customers, suppliers or other third parties may not be successful, and

•	any of our existing or future patents, copyrights, trademarks, trade secrets or other intellectual property rights may be challenged, invalidated or circumvented.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around or invalidate our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar competitive products, potentially resulting in loss of market share and price erosion. Even if we receive a patent, the patent claims may not be broad enough to adequately cover and protect our technology. Furthermore, even if we receive patent protection in the United States, we may not seek, or may not be granted, patent protection in other relevant foreign countries. In addition, effective patent, copyright, trademark and trade secret protection and enforcement may be unavailable or limited for certain technologies and in certain foreign countries.

We attempt to control access to, and distribution of, our proprietary information through operational, technological and legal safeguards. Despite our efforts, parties, including former or current employees, may attempt to copy, disclose, transfer or obtain access to our information without our authorization. Furthermore, attempts by computer hackers to gain unauthorized access to our systems or information could result in our confidential and/or proprietary information being compromised or our operations being interrupted. While we attempt to prevent such unauthorized access or misappropriation we may be unable to anticipate the methods used, or be unable to prevent the release of our confidential and/or proprietary information.

We may be subject to claims of infringement of third-party intellectual property rights, or demands that we license third-party technology, which could result in significant expense and prevent us from using our technology.
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights against technologies that are important to our business and have demanded and may in the future demand that we license their technology or refrain from using it.

Any litigation to determine the validity of any allegations that our products infringe or may infringe intellectual property rights of another party, including indemnification claims arising from our contractual obligations of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:

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

There can be no assurance that we will continue to declare cash dividends or repurchase our stock.
We intend to pay quarterly cash dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders. In addition, from time to time the Board of Directors approves stock repurchase programs, pursuant to which we are authorized to repurchase shares of common stock on the open market or in privately negotiated transactions.

Future cash dividends and the amount and timing of our stock repurchases may be affected by, among other factors:

•	our views on potential future capital requirements, including those related to acquisitions as well as research and development,

•	our ability to generate sufficient earnings and cash flows,

•	use of cash to consummate various acquisition transactions,

•	capital requirements related to cash dividends and stock repurchase programs,

•	changes in federal and state income tax laws or corporate laws, and

•	changes to our business model.

Our cash dividend payments may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends in any particular amounts or at all. A reduction in our cash dividend payments or a reduction in the level of our stock repurchases could have a negative effect on our stock price.

Changes in tax laws and regulations worldwide could have an adverse impact on our operating results.
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

The new tax legislation (the “Tax Reform Act”), enacted by the United States in December 2017, included several changes to U.S. tax laws that will have a significant impact on our operations, including a reduction in the U.S. corporate tax rate, base-erosion prevention measures on earnings of our non-U.S. subsidiaries, and a one-time mandatory deemed repatriation tax on earnings of certain foreign jurisdictions. Because these changes require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in our interpretations and assumptions, as well as additional guidance issued, could increase income tax liabilities and/or reduce certain tax benefits.

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

•
a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors or the right to act by written consent,

•
a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of the Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares,

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We have executive offices in Irvine, California, and Woburn, Massachusetts. For information regarding property, plant and equipment by geographic region for each of the last three fiscal years, see Note 17 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Osaka, Japan	Leased	405,300	Filter manufacturing
Mexicali, Mexico	Leased	179,000	Manufacturing and office space
Singapore, Singapore	Leased	176,800	Filter manufacturing
Irvine, California	Leased	126,900	Design center and office space
Newbury Park, California	Leased	115,700	Design center
Kadoma, Japan	Leased	97,300	Filter manufacturing and office space
San Jose, California	Leased	51,900	Design center and office space
Cedar Rapids, Iowa	Leased	42,900	Design center
Ottawa, Ontario	Leased	33,200	Design center
Andover, Massachusetts	Leased	22,900	Design center
Seoul, Korea	Leased	22,900	Design center
Basking Ridge, New Jersey	Leased	21,800	Design center
Hillsboro, Oregon	Leased	21,200	Design center and office space

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SWKS”.

The number of stockholders of record of our common stock as of November 7, 2018, was 12,404. On November 8, 2018, the Company announced that the Board of Directors had declared a cash dividend of $0.38 per share of common stock, payable on December 18, 2018, to stockholders of record as of November 27, 2018. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended September 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/30/18-7/27/18	829,906 (2)	$97.56	828,483	$567.1 million
7/28/18-8/24/18	718,516(3)	$93.61	715,597	$500.1 million
8/25/18-9/28/18	1,002,162(4)	$87.13	1,000,000	$413.0 million
Total	2,550,584		2,544,080
_________________________
(1) The stock repurchase program approved by the Board of Directors on January 31, 2018, authorizes the repurchase of up to $1.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The January 31, 2018, stock repurchase program replaces in its entirety the January 17, 2017, plan and is scheduled to expire on January 31, 2020.
(2) 828,483 shares were repurchased at an average price of $97.56 per share as part of our stock repurchase program, and 1,423 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $96.91 per share.
(3) 715,597 shares were repurchased at an average price of $93.62 per share as part of our stock repurchase program, and 2,919 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $91.52 per share.
(4) 1,000,000 shares were repurchased at an average price of $87.12 per share as part of our stock repurchase program, and 2,162 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $93.02 per share.

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

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below for the five years ended September 28, 2018, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. Our fiscal year ends on the Friday closest to September 30. Fiscal 2018, 2017, 2016, and 2015 each consisted of 52 weeks and ended on September 28, 2018, September 29, 2017, September 30, 2016, and October 2, 2015, respectively. Fiscal 2014 consisted of 53 weeks and ended on October 3, 2014.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	September 28, 2018 (2)	September 29, 2017	September 30, 2016 (1)	October 2, 2015	October 3, 2014
Net revenue	$3,868.0	$3,651.4	$3,289.0	$3,258.4	$2,291.5
Operating income	$1,319.3	$1,253.8	$1,118.7	$1,023.1	$565.2
Operating margin	34.1%	34.3%	34.0%	31.4%	24.7%
Net income	$918.4	$1,010.2	$995.2	$798.3	$457.7
Earnings per share:
Basic	$5.06	$5.48	$5.27	$4.21	$2.44
Diluted	$5.01	$5.41	$5.18	$4.10	$2.38
Cash dividends declared per share	$1.34	$1.16	$1.06	$0.65	$0.22

	As of
Balance Sheet Data:	September 28, 2018 (2)	September 29, 2017	September 30, 2016 (1)	October 2, 2015	October 3, 2014
Working capital	$1,872.5	$2,245.8	$1,791.9	$1,450.8	$1,131.6
Property, plant and equipment, net	$1,140.9	$882.3	$806.3	$826.4	$555.9
Total assets	$4,828.9	$4,573.6	$3,855.4	$3,719.4	$2,973.8
Stockholders’ equity	$4,097.0	$4,065.7	$3,541.4	$3,159.2	$2,532.4
____________
(1) Fiscal 2016 net income and earnings per share include other income of $88.5 million related to the receipt of the PMC-Sierra merger termination fee.
(2) Fiscal 2018 net income and earnings per share include a one-time charge of $224.6 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.3 million related to the revaluation of deferred tax assets and liabilities at the new corporate tax rate, as a result of the Tax Reform Act.

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

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets. Our key customers include Amazon, Apple, Arris, Bose, Cisco, DJI, Ericsson, Foxconn, Garmin, Gemalto, General Electric, Google, Honeywell, HTC, Huawei, Itron, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi and ZTE.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 28, 2018, SEPTEMBER 29, 2017, AND SEPTEMBER 30, 2016.

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	September 28, 2018	September 29, 2017	September 30, 2016
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.6	49.6	49.4
Gross profit	50.4	50.4	50.6
Operating expenses:
Research and development	10.4	9.7	9.5
Selling, general and administrative	5.4	5.6	6.0
Amortization of intangibles	0.5	0.8	1.0
Restructuring and other charges	—	—	0.1
Total operating expenses	16.3	16.1	16.6
Operating income	34.1	34.3	34.0
Other income (expense), net	0.3	0.1	(0.2)
Merger termination fee	—	—	2.7
Income before income taxes	34.4	34.4	36.5
Provision for income taxes	10.7	6.7	6.2
Net income	23.7%	27.7%	30.3%

GENERAL
During the fiscal year ended September 28, 2018, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue increased to approximately $3,868.0 million, an increase of 6% as compared to the prior fiscal year. This increase in revenue was primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve, increases in applications for the IoT, and the expanding analog product portfolio supporting new vertical markets including aerospace, automotive, industrial, medical and military.

•
Our ending cash, cash equivalents and marketable securities balance decreased 35.0% to $1,050.2 million in fiscal 2018 from $1,616.8 million in fiscal 2017. This was the result of a 13% decrease in cash from operations to $1,260.6 million in fiscal 2018 from $1,456.3 million in fiscal 2017 due to a $221.9 million increase in cash used for working capital. In addition, we returned $1,002.7 million to shareholders through repurchasing 7.7 million shares of our common stock for $759.5 million together with payments of $243.2 million in cash dividends. Lastly, we invested approximately $422.3 million in capital expenditures and $404.0 million in payments for acquisitions.

NET REVENUE

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Net revenue	$3,868.0	5.9%	$3,651.4	11.0%	$3,289.0

We market and sell our products directly to OEMs of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during the second half of the calendar year, primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second and third fiscal quarter is typically lower and in line with seasonal industry trends.

The $216.6 million increase in revenue in fiscal 2018 as compared to fiscal 2017 and the $362.4 million increase in revenue in fiscal 2017 as compared to fiscal 2016 were primarily driven by our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphones models continue to evolve, the increasing number of applications for the IoT, and our expanding analog product portfolio supporting new vertical markets including automotive, industrial, medical and military.

For information regarding net revenue by geographic region and customer concentration, see Note 17 to Item 8 of this Annual Report on Form 10-K.

GROSS PROFIT

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Gross profit	$1,950.7	5.9%	$1,841.8	10.6%	$1,665.2
% of net revenue	50.4%		50.4%		50.6%

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

Gross profit was $108.9 million higher in fiscal 2018 as compared to fiscal 2017. The increase in gross profit was primarily the result of higher unit volumes, lower overall per-unit material and manufacturing costs, and favorable product mix, with an aggregate gross profit benefit of $267.1 million. These benefits were partially offset by the erosion of average selling price that negatively impacted gross profit by $158.2 million. Gross profit margin remained consistent at 50.4% of net revenue for fiscal 2018.

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

RESEARCH AND DEVELOPMENT

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Research and development	$404.5	13.9%	$355.2	13.7%	$312.4
% of net revenue	10.4%		9.7%		9.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2018 as compared to fiscal 2017 is primarily related to increased headcount, overall employee-related compensation expense, and expenses associated with product development activity. Research and development expense increased as a percentage of net revenue due to increased development complexity and our efforts to increase the value of our future products.

The increase in research and development expense in fiscal 2017 as compared to fiscal 2016 is primarily related to increased headcount, overall employee-related compensation expense, and expenses associated with product development activity. Research and development expense increased slightly as a percentage of net revenue due to the aforementioned factors.

SELLING, GENERAL AND ADMINISTRATIVE

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Selling, general and administrative	$207.8	1.6%	$204.6	4.4%	$195.9
% of net revenue	5.4%		5.6%		6.0%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses in fiscal 2018 as compared to fiscal 2017 was primarily related to increases in employee-related compensation expenses, including share-based compensation, partially offset by an increase in the net gain related to the fair value adjustment of contingent consideration of $11.9 million. Selling, general and administrative expenses decreased as a percentage of net revenue primarily due to the increase in net revenue.

The increase in selling, general and administrative expenses in fiscal 2017 as compared to fiscal 2016 was primarily related to increases in employee-related compensation expenses, including share-based compensation, partially offset by lower legal expenses and the net gain related to the fair value adjustment of contingent consideration of $1.3 million. Selling, general and administrative expenses decreased as a percentage of net revenue due to the aforementioned factors and the increase in net revenue.

AMORTIZATION OF INTANGIBLES

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Amortization of purchased intangibles	$20.7	(25.0)%	$27.6	(17.4)%	$33.4
Amortization of capitalized software	6.0	100.0%	—	—%	—
Total amortization of intangibles	26.7		27.6		33.4
% of net revenue	0.7%		0.8%		1.0%

During fiscal 2018, $8.4 million and $18.3 million in amortization of intangibles were included in cost of goods sold and selling, general and administrative expense, respectively. During fiscal 2017, $27.6 million in amortization of intangibles was included in selling, general and administrative expense.

The decrease in amortization for fiscal 2018 and fiscal 2017, as compared to fiscal 2017 and fiscal 2016, respectively, primarily relates to fully amortized intangible assets that were acquired in prior years partially offset by additional intangible assets acquired during the fiscal year.

RESTRUCTURING AND OTHER CHARGES

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Restructuring and other charges	$0.8	33.3%	$0.6	(87.5)%	$4.8
% of net revenue	—%		—%		0.1%

Restructuring and other charges incurred in fiscal 2018 are related to charges on a leased facility. We do not anticipate any further significant charges associated with these restructuring activities and substantially all of the cash payments related to these restructuring plans have occurred.

Restructuring and other charges incurred in fiscal 2017 are primarily related to restructuring plans initiated during the period.

MERGER TERMINATION FEE

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Merger termination fee	$—	—%	$—	(100.0)%	$88.5
% of net revenue	—%		—%		2.7%

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

PROVISION FOR INCOME TAXES

	Fiscal Years Ended
	September 28, 2018	Change	September 29, 2017	Change	September 30, 2016
(dollars in millions)
Provision for income taxes	$413.7	67.6%	$246.8	20.2%	$205.4
% of net revenue	10.7%		6.7%		6.2%

The annual effective tax rate for fiscal 2018 of 31.1% was greater than the United States federal statutory rate of 24.6% primarily due to increases in tax from a one-time charge related to the mandatory deemed repatriation tax on foreign earnings of 16.9%, a one-time charge related to the revaluation of our deferred tax assets and liabilities of 1.4%, and income tax rate expense impact of 0.5% related to a change in our tax reserves, partially offset by benefits of 8.4% related to foreign earnings taxed at a rate less than the United States federal rate, 1.0% related to a domestic production activities deduction, 1.9% related to stock windfall deductions, and 1.5% related to the recognition of federal research and development tax credits.
We operate under a tax holiday in Singapore, which is effective through September 30, 2020. This tax holiday is conditioned upon our compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased the taxes we owe in Singapore by $38.4 million and $37.4 million for fiscal 2018 and fiscal 2017, respectively. This resulted in tax benefits of $0.21 and $0.20 of diluted earnings per share for fiscal 2018 and fiscal 2017, respectively.

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
See Note 9 to Item 8 of this Annual Report on Form 10-K for a detailed discussion of the impact of the Tax Reform Act.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	September 28, 2018	September 29, 2017	September 30, 2016
Cash and cash equivalents at beginning of period	$1,616.8	$1,083.8	$1,043.6
Net cash provided by operating activities	1,260.6	1,456.3	1,077.7
Net cash used in investing activities	(1,150.4)	(325.9)	(250.9)
Net cash used in financing activities	(993.7)	(597.4)	(786.6)
Cash and cash equivalents at end of period	$733.3	$1,616.8	$1,083.8

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. For fiscal 2018, we generated $1,260.6 million in cash from operations, a decrease of $195.7 million when compared to $1,456.3 million generated in fiscal 2017. The decrease in cash from operating activities during fiscal 2018 was primarily related to a $221.9 million increase in cash used for working capital. Specifically, the increase in uses of cash were: $156.7 million in accounts receivable due to the timing of customer collections and $273.8 million related to accounts payable, due to the timing of capital expenditures and vendor payments. These increases in uses of cash were offset by increases in sources of cash of: $143.0 million related to changes in other current and long-term liabilities primarily related to the unpaid portion of the mandatory deemed repatriation tax on foreign earnings.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, purchased intangibles, cash received from the sale of capital assets, and cash related to the sale or maturity of investments. Cash used in investing activities was $1,150.4 million during fiscal 2018, compared to $325.9 million during fiscal 2017. The cash used for capital expenditures in fiscal 2018 was $422.3 million, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities. During fiscal 2018, we paid $404.0 million, net of cash acquired, to complete an acquisition and $315.5 million in net purchases of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During fiscal 2018, we had net cash outflows of $993.7 million, compared to $597.4 million in fiscal 2017. The increase in cash used in financing activities primarily related to the increase in share repurchase activity and dividend payments during fiscal 2018. During fiscal 2018 we had the following significant uses of cash:

•
$759.5 million related to our repurchase of 7.7 million shares of our common stock pursuant to the share repurchase programs approved by our Board of Directors on January 31, 2018, and January 17, 2017;

•	$243.2 million related to the payment of cash dividends on our common stock; and

•	$48.0 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.
These uses of cash were partially offset by the net proceeds from employee stock option exercises of $38.8 million and the proceeds from employee stock purchase plans of $18.2 million during fiscal 2018.

Liquidity:
Cash and cash equivalent balances were $733.3 million at September 28, 2018, representing a decrease of $883.5 million from September 29, 2017. The decrease resulted from $759.5 million used to repurchase 7.7 million shares of stock, $422.3 million in capital expenditures, $404.0 million related to business acquisition activity, $315.5 million in net purchases of marketable securities and $243.2 million in cash dividend payments during fiscal 2018, which was partially offset by $1,260.6 million in cash generated from operations. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, other government securities, corporate debt securities and commercial paper.

We had $300.6 million of cash and cash equivalents located in foreign jurisdictions at September 28, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K-303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments and long-term liabilities at September 28, 2018 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$308.6	$5.5	$36.9	$36.9	$229.3
Operating lease obligations	86.8	21.6	32.5	17.5	15.2
Contingent consideration for business combinations (2)	3.1	3.1	—	—	—
Other commitments (3)	15.0	12.5	2.5	—	—
Total	$413.5	$42.7	$71.9	$54.4	$244.5
_________________________

(1)
Other long-term liabilities primarily include our gross unrecognized tax benefits, as well as executive deferred compensation, which are both classified as beyond five years due to the uncertain nature of the liabilities.

(2)
Contingent consideration related to business combinations is recorded at fair value and actual results could differ. See Note 3 and Note 5 to Item 8 of this Annual Report on Form 10-K for further detail.

(3)	Other commitments consist of contractual license and royalty payments and other purchase obligations. See Note 12 to Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; assessment of goodwill and long-lived assets, which impacts the impairment of the respective assets; business combinations, which impacts the fair value of acquired assets and assumed liabilities; share-based compensation, which impacts cost of goods sold and operating expenses; loss contingencies, which impacts operating expenses; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 on this Annual Report on Form 10-K.

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price protection and stock rotation for products sold to certain electronic component distributors. Our estimates of the amount and timing of the reserves is based primarily on historical experience and specific contractual arrangements. Refer to Note 2 to Item 8 on this Annual Report on Form 10-K for information about the expected impact of our adoption of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”).

Inventory Valuation. We value our inventory at the lower of cost or net realizable value. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of aged material, forecasted demand in relation to on-hand inventory, salability of our inventory, general market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, forecasted demand and technological obsolescence. Changes in actual demand or market conditions could adversely impact our reserve calculations.

Goodwill and Long-Lived Assets. We evaluate goodwill and long-lived assets for impairment annually on the first day of the fourth fiscal quarter and whenever events or circumstances arise that may indicate that the carrying value of the goodwill or other intangibles may not be recoverable.

Our impairment analysis contains uncertainties because it requires management to make assumptions and to apply judgment to items such as: determination of the reporting unit and asset groupings, estimated control premiums, discount rates, future cash flows, the profitability of future business strategies and useful lives.
Business Combinations. We apply significant estimates and judgments in order to determine the fair value of the identified tangible and intangible assets acquired, liabilities assumed and goodwill recognized in business combinations. The value of all assets and liabilities are recognized at fair value as of the acquisition date using a market participant approach.

In measuring the fair value, we utilize a number of valuation techniques consistent with the market approach, income approach and/or cost approach. The valuation of the identifiable assets and liabilities includes assumptions such as projected revenue, royalty rates, weighted average cost of capital, discount rates and estimated useful lives. These assessments can be significantly affected by our judgments.

Share-Based Compensation. We have share-based compensation plans which include non-qualified stock options, restricted and performance share awards and units, as well as an employee stock purchase plan and other special share-based awards. Note 10 of Item 8 of this Annual Report on Form 10-K details our current share-based compensation programs.

We determine the fair value of our share-based compensation items with pricing models as of the date of grant using a number of highly complex and subjective variables and assumptions including, but not limited to: our expected stock price volatility over the term of the award, correlation coefficients, risk-free rate, the expected life of the award, dividend yield, and estimated performance against metrics. Compensation expense is recognized over the requisite service period of the underlying awards. Management periodically evaluates these assumptions and updates share-based compensation expense accordingly.

Loss Contingencies. We record an estimate for loss contingencies such as a legal proceeding or claims if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss or range of loss can be reasonably estimated. We disclose material loss contingencies if there is at least a reasonable possibility that a loss has been incurred.

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

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended September 28, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk and foreign exchange rate risk as described below.

Investment and Interest Rate Risk

Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $733.3 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $294.1 million and $22.8 million within short-term and long-term marketable securities, respectively, as of September 28, 2018.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities consist of short-term and long-term maturity periods between 90 days and two years. Credit risk associated with our investments is not material because our investments are diversified across several types of securities with high credit ratings, which reduces the amount of credit exposure to any one investment.

Based on our results of operations for the fiscal year ended September 28, 2018, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks pose material exposures to our current business or results of operations.

Foreign Exchange Rate Risk

Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, we had foreign exchange losses of $5.5 million, $3.1 million and $5.6 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the fiscal year ended September 28, 2018, we had no outstanding foreign currency forward or option contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 34

(2)	Consolidated Statements of Operations for the three years ended September 28, 2018	Page 36

(3)	Consolidated Statements of Comprehensive Income for the three years ended September 28, 2018	Page 37

(4)	Consolidated Balance Sheets at September 28, 2018, and September 29, 2017	Page 38

(5)	Consolidated Statements of Cash Flows for the three years ended September 28, 2018	Page 39

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended September 28, 2018	Page 40

(7)	Notes to Consolidated Financial Statements	Page 41 through 62

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of September 28, 2018 and September 29, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended September 28, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 28, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.
Irvine, California
November 14, 2018

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net revenue	$3,868.0	$3,651.4	$3,289.0
Cost of goods sold	1,917.3	1,809.6	1,623.8
Gross profit	1,950.7	1,841.8	1,665.2
Operating expenses:
Research and development	404.5	355.2	312.4
Selling, general and administrative	207.8	204.6	195.9
Amortization of intangibles	18.3	27.6	33.4
Restructuring and other charges	0.8	0.6	4.8
Total operating expenses	631.4	588.0	546.5
Operating income	1,319.3	1,253.8	1,118.7
Other income (expense), net	12.8	3.2	(6.6)
Merger termination fee	—	—	88.5
Income before income taxes	1,332.1	1,257.0	1,200.6
Provision for income taxes	413.7	246.8	205.4
Net income	$918.4	$1,010.2	$995.2
Earnings per share:
Basic	$5.06	$5.48	$5.27
Diluted	$5.01	$5.41	$5.18
Weighted average shares:
Basic	181.3	184.3	188.7
Diluted	183.2	186.7	192.1

Cash dividends declared and paid per share	$1.34	$1.16	$1.06

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net income	$918.4	$1,010.2	$995.2
Other comprehensive income
Fair value of investments	(0.1)	0.9	—
Pension adjustments	—	0.7	(1.8)
Foreign currency translation adjustment	(0.2)	0.8	(0.9)
Comprehensive income	$918.1	$1,012.6	$992.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 28, 2018	September 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$733.3	$1,616.8
Marketable securities	294.1	—
Receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	655.8	454.7
Inventory	490.2	493.5
Other current assets	88.8	68.7
Total current assets	2,262.2	2,633.7
Property, plant and equipment, net	1,140.9	882.3
Goodwill	1,189.8	883.0
Intangible assets, net	143.7	67.8
Deferred tax assets, net	36.5	66.5
Marketable securities	22.8	—
Other assets	33.0	40.3
Total assets	$4,828.9	$4,573.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229.9	$258.4
Accrued compensation and benefits	85.2	68.1
Other current liabilities	74.6	61.4
Total current liabilities	389.7	387.9
Long-term tax liabilities	310.5	92.9
Other long-term liabilities	31.7	27.1
Total liabilities	731.9	507.9
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 228.4 shares issued and 177.4 shares outstanding at September 28, 2018, and 226.0 shares issued and 183.1 shares outstanding at September 29, 2017	44.4	45.8
Additional paid-in capital	3,061.0	2,893.8
Treasury stock, at cost	(2,732.5)	(1,925.0)
Retained earnings	3,732.9	3,059.6
Accumulated other comprehensive loss	(8.8)	(8.5)
Total stockholders’ equity	4,097.0	4,065.7
Total liabilities and stockholders’ equity	$4,828.9	$4,573.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$918.4	$1,010.2	$995.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	107.8	88.5	78.0
Depreciation	272.5	227.2	214.4
Amortization of intangible assets	26.7	27.6	33.4
Deferred income taxes	27.3	2.2	—
Excess tax benefit from share-based compensation	—	(40.8)	(43.7)
Changes in fair value of contingent consideration	(11.9)	(1.3)	—
Other	(0.7)	0.3	0.3
Changes in assets and liabilities net of acquired balances:
Receivables, net	(193.8)	(37.1)	121.4
Inventory	11.9	(69.2)	(147.3)
Other current and long-term assets	(12.2)	3.3	(20.4)
Accounts payable	(126.0)	147.8	(181.5)
Other current and long-term liabilities	240.6	97.6	27.9
Net cash provided by operating activities	1,260.6	1,456.3	1,077.7
Cash flows from investing activities:
Capital expenditures	(422.3)	(303.3)	(189.3)
Payments for acquisitions, net of cash acquired	(404.0)	(13.7)	(55.6)
Purchased intangibles	(8.6)	(12.1)	(6.0)
Purchases of marketable securities	(683.7)	—	—
Sales and maturities of investments	368.2	3.2	—
Net cash used in investing activities	(1,150.4)	(325.9)	(250.9)
Cash flows from financing activities:
Payments for obligations recorded for business combinations	—	—	(76.5)
Excess tax benefit from share-based compensation	—	40.8	43.7
Repurchase of common stock - payroll tax withholdings on equity awards	(48.0)	(49.2)	(73.3)
Repurchase of common stock - share repurchase program	(759.5)	(432.3)	(525.6)
Dividends paid	(243.2)	(214.6)	(201.0)
Net proceeds from exercise of stock options	38.8	53.8	28.1
Proceeds from employee stock purchase plan	18.2	15.0	18.0
Deferred payments for intangible assets	—	(5.5)	—
Payments of contingent consideration	—	(5.4)	—
Net cash used in financing activities	(993.7)	(597.4)	(786.6)
Net increase in cash and cash equivalents	(883.5)	533.0	40.2
Cash and cash equivalents at beginning of period	1,616.8	1,083.8	1,043.6
Cash and cash equivalents at end of period	$733.3	$1,616.8	$1,083.8
Supplemental cash flow disclosures:
Income taxes paid	$135.9	$163.2	$165.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 2, 2015	190.3	$47.6	28.7	$(844.6)	$2,495.2	$1,469.2	$(8.2)	$3,159.2
Net income	—	—	—	—	—	995.2	—	995.2
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	2.6	0.6	0.9	(73.3)	109.1	—	—	36.4
Share-based compensation expense	—	—	—	—	79.7	—	—	79.7
Share repurchase program	(8.0)	(2.0)	8.0	(525.6)	2.0	—	—	(525.6)
Dividends declared	—	—	—	—	—	(200.8)	—	(200.8)
Other comprehensive loss	—	—	—	—	—	—	(2.7)	(2.7)
Balance at September 30, 2016	184.9	$46.2	37.6	$(1,443.5)	$2,686.0	$2,263.6	$(10.9)	$3,541.4
Net income	—	—	—	—	—	1,010.2	—	1,010.2
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	2.9	0.7	0.6	(49.2)	118.2	—	—	69.7
Share-based compensation expense	—	—	—	—	88.5	—	—	88.5
Share repurchase program	(4.7)	(1.1)	4.7	(432.3)	1.1	—	—	(432.3)
Dividends declared	—	—	—	—	—	(214.2)	—	(214.2)
Other comprehensive income	—	—	—	—	—	—	2.4	2.4
Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7
Net income	—	—	—	—	—	918.4	—	918.4
Exercise and settlement of share based awards, net of shares withheld for taxes	2.0	0.5	0.4	(48.0)	57.8	—	—	10.3
Share-based compensation expense	—	—	—	—	107.3	(1.9)	—	105.4
Share repurchase program	(7.7)	(1.9)	7.7	(759.5)	1.9	—	—	(759.5)
Dividends declared	—	—	—	—	—	(243.2)	—	(243.2)
Pre-combination service on replacement awards	—	—	—	—	0.2	—	—	0.2
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s analog semiconductors are connecting people, places, and things, spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

FISCAL YEAR
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2018, 2017, and 2016 each consisted of 52 weeks and ended on September 28, 2018, September 29, 2017, and September 30, 2016, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Significant judgment is required in determining the reserves for and fair value of items such as overall fair value assessments of assets and liabilities, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, significant judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

CASH AND CASH EQUIVALENTS
The Company invests excess cash in time deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, other government securities, corporate debt securities and commercial paper. The Company considers highly liquid investments with maturities of 90 days or less when purchased as cash equivalents.

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

INVESTMENTS
The Company classifies its investment in marketable securities as “available-for-sale.” Available-for-sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income. Gains or losses are included in earnings in the period in which they are realized.

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

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

INVENTORY
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of aged material, forecasted demand in relation to on-hand inventory, salability of our inventory, general market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

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

VALUATION OF LONG-LIVED ASSETS
Definite lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated based on the pattern of benefit to be recognized from the underlying asset over its estimated useful life. Carrying values for long-lived assets and definite lived intangible assets are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of an asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset group.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
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

The Company’s impairment analysis compares its fair value to its net book value to determine if there is an indicator of impairment. In the Company’s calculation of fair value, it considers the closing price of its common stock on the selected testing date, the number of shares of its common stock outstanding and other marketplace activity such as a related control premium. If the calculated fair value is determined to be less than the book value of the reporting unit, an impairment loss is recognized equal to that excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

BUSINESS COMBINATIONS
The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income or cost approaches. The valuation involves making significant estimates and assumptions, which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital and any cost savings that are expected to be derived in the future from the viewpoint of a market participant.

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

REVENUE RECOGNITION
Revenue from product sales is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed and determinable, delivery and transfer of title have occurred in accordance with the shipping terms specified in the arrangement with the customer and collectability is reasonably assured. Revenue from license fees and intellectual property is recognized when due and payable, and all other criteria previously noted have been met. The Company ships product on consignment to certain customers and only recognizes revenue when the customer notifies the Company that the inventory has been consumed. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to electronic component distributors under agreements allowing for price protection and stock rotation on unsold products. Reserves for sales returns and allowances are recorded based on historical experience or pursuant to contractual arrangements necessitating revenue reserves. Reserves for sales returns and allowances of $32.2 million and $14.7 million were recorded as of September 28, 2018 and September 29, 2017, respectively.

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

Share-based compensation expense recognized during the period includes actual expense on vested awards and expense associated with unvested awards. Forfeitures are recorded as incurred.

The Company determines the fair value of share-based option awards based on the Company’s closing stock price on the date of grant using a Black-Scholes options pricing model. Under the Black-Scholes model, a number of variables are used including, but not limited to: the expected stock price volatility over the term of the award, the risk-free rate, the expected life of the award and dividend yield. The determination of fair value of restricted and certain performance share awards and units is based on the value of the Company’s stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition.

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

LOSS CONTINGENCIES
The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the Company assesses the potential liability related to the potential pending loss contingency and revises its estimates. Loss contingencies are disclosed if there is at least a reasonable possibility that a loss or an additional loss may have been incurred and include estimated legal costs.

RESTRUCTURING
A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. Contract exit costs include contract termination fees and future contractual commitments for lease payments. A liability for contract exit costs is recognized in the period in which the Company terminates the contract or on the cease-use date for leased facilities.

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

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its recognition threshold and measurement attribute of whether it is more likely than not that the positions the Company has taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company recognizes any interest or penalties, if incurred, on any unrecognized tax liabilities or benefits as a component of income tax expense.

EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan using the treasury share method.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at the beginning of the first quarter of fiscal 2018. As a result of adoption, the Company recognized a discrete income tax benefit of $25.6 million to the income tax provision for excess tax benefits generated by the settlement of share-based awards during fiscal 2018. The adoption also resulted in an increase in cash flow from operations and a decrease of cash flow from financing of $25.6 million during fiscal 2018. Prior periods have not been adjusted.  The Company has elected to account for forfeitures as they occur and will no longer estimate future forfeitures.  The change in accounting for forfeitures was applied using a modified retrospective transition method and resulted in a cumulative-effect adjustment to retained earnings as of the beginning of the first quarter of fiscal 2018 in the amount of $1.9 million.  Forfeitures in the future will now be recorded as a benefit in the period they are realized.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company early adopted ASU 2017-04 during the second quarter of fiscal 2018 and applied it prospectively, as permitted by the standard. The adoption of this standard did not impact the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new guidance is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company will adopt this guidance during the first quarter of fiscal 2019 and will apply the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company has established a cross-functional team to assess the potential impact of the new revenue standard. The assessment process consists of reviewing the Company’s current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. The Company has determined the impact of the new revenue standard on its business processes, systems, controls and consolidated financial statements is not material.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), (“ASU 2016-15”). This ASU provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company will early adopt ASU 2016-15 during the first quarter of fiscal 2019 and does not expect it to have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-entity Transfers of an Asset Other than Inventory (“ASU 2016-16”). This ASU provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The effective date for the standard is for fiscal years beginning after December, 15, 2017, on a modified retrospective basis, and early adoption is permitted. The Company will early adopt ASU 2016-16 during the first quarter of fiscal 2019 and does not expect it to have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting (“ASU 2017-09”). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company will early adopt ASU 2017-09 during the first quarter of fiscal 2019 and does not expect it to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 320), (“ASU 2016-13”). This ASU requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses. The ASU also limits the credit loss to the amount by which fair value is below amortized cost. This ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. This ASU requires modified retrospective adoption, with prospective adoption for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect ASU 2016-13 will have on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 320), (“ASU 2016-01”). This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company in the first quarter of fiscal 2019 and requires modified retrospective adoption, with prospective adoption for amendments related to equity securities without readily determinable fair values. The Company is evaluating the effect ASU 2016-01 will have on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company will early adopt ASU 2018-07 during the first quarter of fiscal 2019 and does not expect it to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820), (“ASU 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company early adopted the removed or modified disclosures in the fourth quarter of fiscal 2018 and is currently assessing the timing and impact of adopting the updated provisions.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to the Company.

Supplemental Cash Flow Information

As of September 28, 2018, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $94.1 million accrued to accounts payable for capital equipment. These amounts accrued for capital equipment purchases have been excluded from the consolidated statements of cash flows for fiscal 2018 and are expected to be paid in subsequent periods. The prior period amount under the description “Proceeds from employee stock purchase plan” has been reclassified from net cash provided by operating activities to net cash used in financing activities.

3.    BUSINESS COMBINATIONS

On August 17, 2018, the Company completed its acquisition of Avnera Corporation (“Avnera”). Avnera designs and develops analog system-on-chip (“SoC”) technology products for audio, speech, sensor and artificial intelligence (“AI”) applications. The Company acquired Avnera to expand its leadership in wireless connectivity by adding ultra-low power analog circuits to enable smart interfaces via acoustic signal processing, sensors and integrated software. The acquisition of Avnera is expected to enable the Company to capitalize on the rapid proliferation of audio functionality and its convergence with its advanced connectivity solutions.

The Company acquired the business for total cash consideration, net of cash acquired, of $404.0 million together with future contingent payments for a total aggregated fair value of $407.1 million. The future contingent consideration payments range from zero to $20.0 million and are based upon the achievement of specified revenue objectives that are payable up to one fiscal year from the anniversary of the acquisition, which at closing had a total estimated fair value of $3.1 million.

Net revenue and net income from this acquisition has been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on September 28, 2018, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not material. The Company incurred immaterial transaction-related costs during the fiscal year ended September 28, 2018, which were included within the selling, administrative and general expense.

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of Avnera was considered final at the time of filing this Annual Report on Form 10-K. The allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the Avnera acquisition and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in millions):

As of
Estimated fair value of assets acquired, net of cash	August 17, 2018
Accounts receivable	$7.3
Inventory, including step up	9.8
Property, plant and equipment	1.5
Other assets	11.7
Intangible assets	94.0
Goodwill	306.8
Liabilities assumed	(24.0)
Estimated fair value of net assets acquired	$407.1

Goodwill is primarily attributable to the assembled workforce and Company specific revenue synergies expected from the integration of the Avnera business. This goodwill will not be deductible for tax purposes.

As of
Intangible Assets	August 17, 2018
Developed technology	$37.3
Customer relationships and backlog	10.4
Tradename	0.3
Total identified finite-lived intangible assets	48.0
In process research and development	46.0
Total identified intangible assets	$94.0

Developed technology relates to SoC-based wireless audio solutions and sound processors. Developed technology was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life of two years was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships and backlog represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Avnera. Customer relationships and backlog were valued using the with-and-without method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life of one year was determined based on historical customer acquisition rates.

Tradename relates to the “Avnera” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a market royalty rate to forecasted revenue under the trade name.

The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.

The unaudited pro forma financial results for the fiscal years ended September 28, 2018, and September 29, 2017, combine the unaudited historical results of Skyworks with the unaudited historical results of Avnera for the fiscal years ended September 28, 2018, and September 29, 2017, respectively. The results include the effects of unaudited pro forma adjustments as if Avnera was acquired at the beginning of the prior fiscal year. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, other charges and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in millions, except per share amounts):

	Fiscal Years-Ended
	September 28, 2018	September 29, 2017
Revenue	$3,914.3	$3,693.9
Net income	926.0	977.8
Diluted earnings per common share	$5.05	$5.24

4.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
U.S. Treasury and government	$65.0	$—	$—	$—
Corporate bonds and notes	204.1	—	12.0	—
Municipal bonds	2.0	—	0.8	—
Other government	23.0	—	10.0	—
Total	$294.1	$—	$22.8	$—

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less.

The Company recorded unrealized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

September 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and government	$65.0	$—	$—	$65.0
Corporate bonds and notes	216.1	—	(0.1)	216.0
Municipal bonds	2.8	—	—	2.8
Other government	33.1	—	—	33.1
Total	$317.0	$—	$(0.1)	$316.9

The Company concluded that the unrealized losses were temporary at September 28, 2018. Further, for bonds and other debt securities held by the Company with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

5.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended September 28, 2018.

Contingent consideration related to business combinations is recorded as a Level 3 liability because management uses significant judgments and unobservable inputs to determine the fair value. The Company reassesses the fair value of its contingent consideration liabilities on a quarterly basis and records any fair value adjustments to earnings in the period that they are determined. The decrease in Level 3 liabilities during fiscal 2018, relates to net adjustments to the fair value of contingent consideration liabilities, which were included in selling, general and administrative expenses, partially offset by the fair value of the contingent consideration associated with a business combination completed during the period, as detailed in Note 3 of these Notes to Consolidated Financial Statements. The fair value of the contingent consideration was determined using a probabilistic Black-Scholes pricing model calibrated to the expected revenue forecast to be generated from the acquired business over a one-year period.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of September 28, 2018				As of September 29, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents*	$79.3	$29.7	$49.6	$—	$592.6	$592.6	$—	$—
U.S. Treasury and government securities	65.0	15.0	50.0	—	—	—	—	—
Corporate bonds and notes	216.0	—	216.0	—	—	—	—	—
Municipal bonds	2.8	—	2.8	—	—	—	—	—
Other government securities	33.1	—	33.1	—	—	—	—	—
Total	$396.2	$44.7	$351.5	$—	$592.6	$592.6	$—	$—
Liabilities
Contingent consideration	$3.1	$—	$—	$3.1	$11.9	$—	$—	$11.9
Total	$3.1	$—	$—	$3.1	$11.9	$—	$—	$11.9
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

The following table summarizes changes to the fair value of the Level 3 liabilities (in millions):

Contingent Consideration
Balance as of September 29, 2017	$11.9
Increases to Level 3 liabilities	3.1
Changes in fair value included in earnings	(11.9)
Balance as of September 28, 2018	$3.1

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment.

6.     INVENTORY

Inventory consists of the following (in millions):

	As of
	September 28, 2018	September 29, 2017
Raw materials	$20.2	$24.6
Work-in-process	340.7	330.6
Finished goods	124.8	123.0
Finished goods held on consignment by customers	4.5	15.3
Total inventory	$490.2	$493.5

7.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	September 28, 2018	September 29, 2017
Land and improvements	$11.6	$11.6
Buildings and improvements	238.0	137.8
Furniture and fixtures	31.5	29.5
Machinery and equipment	2,089.6	1,715.3
Construction in progress	179.0	164.8
Total property, plant and equipment, gross	2,549.7	2,059.0
Accumulated depreciation	(1,408.8)	(1,176.7)
Total property, plant and equipment, net	$1,140.9	$882.3

8.     GOODWILL AND INTANGIBLE ASSETS

The changes to the carrying amount of goodwill are as follows (in millions):

	As of
	September 28, 2018	September 29, 2017
Goodwill at beginning of the period	$883.0	$873.3
Goodwill recognized through business combinations (Note 3)	306.8	9.7
Goodwill impairment	—	—
Goodwill at the end of the period	$1,189.8	$883.0

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended September 28, 2018.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	September 28, 2018			September 29, 2017
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	3.4	$31.7	$(13.2)	$18.5	$29.7	$(14.6)	$15.1
Developed technology and other	5.3	89.9	(23.5)	66.4	59.9	(20.6)	39.3
Trademarks	3.0	1.6	(0.8)	0.8	1.6	(0.3)	1.3
Capitalized software	3.0	18.0	(6.0)	12.0	12.1	—	12.1
IPR&D		46.0	—	46.0	$—	—	—
Total intangible assets		$187.2	$(43.5)	$143.7	$103.3	$(35.5)	$67.8

Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts. The increase in the gross amount of intangible assets is primarily related to the business combination that closed during the fourth quarter of fiscal 2018. For further information regarding the acquired intangibles see Note 3, Business Combinations, in these Notes to the Consolidated Financial Statements.

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter
Amortization expense, cost of goods sold	$24.8	$22.5	$0.1	$0.1	$0.1	$1.9
Amortization expense, operating expense	22.6	11.8	9.0	1.0	1.0	2.8
Total amortization expense	$47.4	$34.3	$9.1	$1.1	$1.1	$4.7

9.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States	$712.2	$681.2	$697.5
Foreign	619.9	575.8	503.1
Income before income taxes	$1,332.1	$1,257.0	$1,200.6

The provision for income taxes consists of the following (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Current tax expense (benefit):
Federal	$347.7	$215.7	$181.8
State	0.3	0.3	0.1
Foreign	31.2	24.4	25.8
	379.2	240.4	207.7
Deferred tax expense (benefit):
Federal	20.3	5.0	(0.8)
Foreign	14.2	1.4	(1.5)
	34.5	6.4	(2.3)

Provision for income taxes	$413.7	$246.8	$205.4

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Tax expense at United States statutory rate	$327.4	$439.9	$420.2
Foreign tax rate difference	(111.9)	(174.6)	(160.8)
Tax on deemed repatriation	224.6	—	—
Effect of stock compensation	(25.6)	—	—
Change of tax rate on deferred taxes	18.3	—	—
Research and development credits	(19.9)	(16.3)	(33.7)
Change in tax reserve	6.7	12.6	(2.5)
Domestic production activities deduction	(13.9)	(19.8)	(19.1)
Other, net	8.0	5.0	1.3
Provision for income taxes	$413.7	$246.8	$205.4

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate for the fiscal years ended September 28, 2018, and September 29, 2017, which were 24.6% and 35.0%, respectively. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $111.9 million and $174.6 million for the fiscal years ended September 28, 2018, and September 29, 2017, respectively.

The Tax Reform Act includes, among other things, a reduction of the United States corporate tax rate from 35% to 21%, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax and the domestic production activities deduction, and expensing of certain capital investments. The new law makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote export from the United States. As a result of this legislation, the Company recognized a one-time transition tax related to the deemed repatriation of foreign earnings of $224.6 million, and a charge related to the revaluation of its deferred tax assets at the new corporate tax rate of $18.3 million. The $224.6 million deemed repatriation tax is payable over the next eight years, $18.0 million per year for each of the next five years, followed by payments of $33.6 million, $44.9 million, and $56.1 million in years six through eight, respectively. The Company has accrued $206.6 million of the deemed repatriation tax in long-term liabilities within the consolidated balance sheet as of September 28, 2018.
Staff Accounting Bulletin 118 (“SAB 118”) provides a measurement period during which companies may analyze the impacts of newly enacted legislation when the company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the new legislation, not to exceed one year. The Company does not expect to record any further adjustments within the measurement period as of September 28, 2018, but will continue to monitor the estimate if new guidance becomes available.

In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion—the global intangible low-taxed income (“GILTI”) provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company expects to make an accounting policy election to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules and therefore will not provide any deferred tax impacts of GILTI in its consolidated financial statements for the year ended September 28, 2018. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not presently expect that it will be subject to the minimum tax imposed by the BEAT provisions.

The Company’s federal income tax returns for fiscal 2015 and fiscal 2016 are currently under IRS examination. As a result, the Company increased the reserve for uncertain tax positions by $18.9 million, including interest.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020, and is conditional upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $38.4 million and $37.4 million for the fiscal years ended September 28, 2018, and September 29, 2017, respectively, which resulted in tax benefits of $0.21 and $0.20 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017
Deferred tax assets:
Inventory	$5.7	$7.4
Bad debts	1.2	0.1
Accrued compensation and benefits	4.9	7.1
Product returns, allowances and warranty	4.6	5.2
Restructuring	—	0.1
Intangible assets	—	10.6
Share-based and other deferred compensation	26.1	40.2
Net operating loss carry forwards	15.5	7.7
Non-United States tax credits	20.3	20.1
State tax credits	97.0	71.0
Property, plant and equipment	9.1	7.9
Other, net	3.3	2.7
Deferred tax assets	187.7	180.1
Less valuation allowance	(118.6)	(90.9)
Net deferred tax assets	69.1	89.2
Deferred tax liabilities:
Prepaid insurance	(0.6)	(0.9)
Property, plant and equipment	(25.6)	(24.8)
Intangible assets	(19.3)	(6.2)
Other, net	(2.0)	—
Net deferred tax liabilities	(47.5)	(31.9)
Total net deferred tax assets	$21.6	$57.3

In accordance with GAAP, management has determined that it is more likely than not that a portion of its historic and current year income tax benefits will not be realized. As of September 28, 2018, the Company has a valuation allowance of $118.6 million. This valuation allowance is comprised of $100.5 million related to United States state tax credits, of which $1.5 million are state tax credits acquired from Avnera in fiscal 2018, and $18.1 million are related to foreign deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize these state and foreign credits. If these benefits are recognized in a future period the valuation allowance on deferred tax assets will be reversed and up to a $118.6 million income tax benefit may be recognized. The Company will need to generate $88.5 million of future United States federal taxable income to utilize its United States deferred tax assets as of September 28, 2018. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets.

Deferred tax assets are recognized for foreign operations when management believes it is more likely than not that the deferred tax assets will be recovered during the carry forward period. The Company will continue to assess its valuation allowance in future periods.

As of September 28, 2018, the Company has United States federal net operating loss carry forwards of approximately $41.0 million, including $32.7 million related to the acquisition of Avnera. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2035. The Company also has state income tax credit carry forwards of $97.0 million, net of federal benefits, for which the Company has provided a valuation allowance. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities will increase the Company’s earnings attributable to foreign jurisdictions. Due to the enactment of the Tax Reform Act, all of the Company’s previously undistributed earnings were deemed repatriated during the year ended September 28, 2018, resulting in a one-time transition tax of $224.6 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 29, 2017	$90.4
Increases based on positions related to prior years	13.5
Decreases based on positions related to prior years	(0.5)
Increases based on positions related to current year	0.5
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(10.5)
Balance at September 28, 2018	$93.4

Of the total unrecognized tax benefits at September 28, 2018, $77.7 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Due to open examinations, an estimate of anticipated reversals within the next 12 months cannot be made. During the fiscal year ended September 28, 2018, the Company recognized $10.5 million of previously unrecognized tax benefits related to the expiration of the statute of limitations and $4.1 million of accrued interest or penalties related to unrecognized tax benefits. As of September 28, 2018, accrued interest and penalties of $7.5 million related to uncertain tax positions have been included in long-term tax liabilities within the consolidated balance sheet.

The Company’s major tax jurisdictions as of September 28, 2018, are the United States, California, Canada, Luxembourg, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2000 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2012. For Luxembourg, the Company has open tax years back to fiscal 2012. For Mexico, the Company has open tax years back to fiscal 2012. For Singapore, the Company has open tax years dating back to fiscal 2012. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations or cash flows.

10.     STOCKHOLDERS’ EQUITY

COMMON STOCK

At September 28, 2018, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 228.4 million shares are issued and 177.4 million shares are outstanding.

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

Each holder of the Company’s common stock is entitled to one vote for each such share outstanding in the holder’s name. No holder of common stock is entitled to cumulate votes in voting for directors. The Company’s restated certificate of incorporation as amended to date (the “Certificate of Incorporation”) provides that, unless otherwise determined by the Company’s Board of Directors, no holder of stock has any preemptive right to purchase or subscribe for any stock of any class which the Company may issue or sell.

PREFERRED STOCK

The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 28, 2018, the Company had no shares of preferred stock issued or outstanding.

SHARE REPURCHASE

On January 31, 2018, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.0 billion of its common stock from time to time prior to January 31, 2020, on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. This authorized stock repurchase program replaced in its entirety the January 17, 2017, stock repurchase program. During the fiscal year ended September 28, 2018, the Company paid approximately $759.5 million (including commissions) in connection with the repurchase of 7.7 million shares of its common stock (paying an average price of $98.84 per share) under the January 31, 2018, stock repurchase plan and the January 17, 2017, stock repurchase plan. As of September 28, 2018, $413.0 million remained available under the January 31, 2018, share repurchase plan.

During the fiscal year ended September 29, 2017, the Company paid approximately $432.3 million (including commissions) in connection with the repurchase of 4.7 million shares of its common stock (paying an average price of $92.97 per share).

DIVIDENDS

On November 8, 2018, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.38 per share. This dividend is payable on December 18, 2018, to the Company’s stockholders of record as of the close of business on November 27, 2018. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2018 and 2017 were as follows (in millions except per share amounts):

	Fiscal Years Ended
	September 28, 2018		September 29, 2017
	Per Share	Total	Per Share	Total
First quarter	$0.32	$58.8	$0.28	$51.8
Second quarter	0.32	58.5	0.28	51.8
Third quarter	0.32	57.8	0.28	51.7
Fourth quarter	0.38	68.1	0.32	58.9
	$1.34	$243.2	$1.16	$214.2

EMPLOYEE STOCK BENEFIT PLANS

As of September 28, 2018, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

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

As of September 28, 2018, a total of 85.3 million shares are authorized for grant under the Company’s share-based compensation plans, with 1.9 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 13.8 million at September 28, 2018. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, non-employee directors and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 19.4 million shares have been authorized for grant. A total of 13.1 million shares are available for new grants as of September 28, 2018. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan are exercisable at the determination of the compensation committee and generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over four or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited. No dividends or dividend equivalents are paid or accrued with respect to restricted stock unit awards or other awards until the shares underlying such awards become vested and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over two or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.7 million shares are available for new grants as of September 28, 2018. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards and units granted under the plan generally vest over one or more years. With respect to restricted stock awards, dividends are accumulated and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are also forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (generally six months). The plans provide for purchases by employees of up to an aggregate of 9.7 million shares. Shares of common stock purchased under these plans in the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, were 0.2 million, 0.2 million, and 0.3 million, respectively. At September 28, 2018, there are 0.5 million shares available for purchase. The Company recognized compensation expense of $5.2 million, $4.5 million and $4.6 million for the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 28, 2018, was $1.9 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at September 29, 2017	3.0	$50.36
Granted	0.1	$26.66
Exercised	(1.1)	$35.92
Canceled/forfeited	(0.1)	$72.42
Balance outstanding at September 28, 2018	1.9	$57.12	3.0	$64.3

Exercisable at September 28, 2018	1.2	$50.15	2.3	$50.8

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, was $68.32, $23.25, and $26.30, respectively. The increase in the weighted-average grant date fair value per share of employee stock options granted during fiscal 2018 was due to replacement awards granted as a result of the Avnera acquisition completed during the period. The total grant date fair value of the options vested during the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, was $22.6 million, $19.3 million and $21.9 million, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (In millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 29, 2017	2.9	$75.49
Granted (1)	1.3	$108.86
Vested	(1.2)	$69.55
Canceled/forfeited	(0.3)	$86.64
Non-vested awards outstanding at September 28, 2018	2.7	$92.37
(1) includes performance shares granted and earned based on maximum performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, was $108.86, $72.84, and $62.02, respectively. The total grant date fair value of the awards vested during the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, was $81.1 million, $57.9 million and $71.2 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Awards	$134.4	$137.8	$197.6
Options	$75.0	$116.1	$68.9

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Cost of goods sold	$14.4	$13.6	$11.3
Research and development	42.6	35.3	32.2
Selling, general and administrative	50.8	39.6	34.5
Total share-based compensation expense	$107.8	$88.5	$78.0

Share-based compensation tax benefit	$25.6	$25.1	$22.5
Capitalized share-based compensation expense at period end	$2.9	$4.0	$3.7

The following table summarizes total compensation costs related to unvested share based awards not yet recognized and the weighted average period over which it is expected to be recognized at September 28, 2018:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$106.1	1.5
Options	$11.1	1.1

The fair value of the restricted stock awards and units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance share units during fiscal 2018, fiscal 2017 and fiscal 2016 that contained market-based conditions. The fair value of these performance share units was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Volatility of common stock	35.54%	39.60%	38.24%
Average volatility of peer companies	36.78%	39.78%	34.76%
Average correlation coefficient of peer companies	0.47	0.42	0.49
Risk-free interest rate	1.74%	0.68%	0.44%
Dividend yield	1.15%	1.44%	1.23%

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Expected volatility	35.86%	40.31%	42.93%
Risk-free interest rate	2.00%	1.60%	0.98%
Dividend yield	1.15%	1.44%	1.23%
Expected option life (in years)	4.0	4.0	4.0

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

On November 15, 2017, the Company agreed to potentially issue not more than 1%of its common stock to an unaffiliated third party as a contingent consideration for its role under a multi-year collaboration agreement, upon the achievement of certain product sales milestones. The shares have been valued utilizing a probability weighted series of Black-Scholes pricing models and could be issued after mid-2020.  The shares will be marked to estimated fair value each reporting period through earnings.  The amount recorded in the statement of operations within selling, general and administrative expense for the fiscal year ended 2018, is not material.

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

The net amount of the unfunded obligation recognized in other long-term liabilities on the balance sheet consists of (in millions):

	Fiscal Year Ended
	September 28, 2018	September 29, 2017
Pension benefit obligations at the end of the fiscal year	$16.1	$17.0
Fair value of plan assets at the end of the fiscal year	11.3	11.5
Unfunded status, net	$(4.8)	$(5.5)

The pension obligation and the net periodic benefit costs associated with the pension have an immaterial impact to the Company’s results of operations and financial position and accordingly, the disclosures required have been excluded from this Annual Report on Form 10-K.

12.     COMMITMENTS

The Company has various operating leases primarily for buildings, computers and equipment. Rent expense amounted to $20.5 million, $20.6 million, and $19.5 million in the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, respectively. Future minimum payments under these non-cancelable leases for the next five fiscal years are as follows (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Future minimum payments	$21.6	18.3	14.2	12.2	5.3	15.2	$86.8

13.     CONTINGENCIES

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure loss contingencies are recognized and/or disclosed in its financial statements and footnotes. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business or financial statements.

14.     GUARANTEES AND INDEMNITIES

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

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the state of Delaware. The duration of the indemnities varies, and in many cases is indefinite. The indemnities to customers in connection with product sales generally are subject to limits based upon the amount of the related product sales and in many cases are subject to geographic and other restrictions. In certain instances, the Company’s indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets and does not expect that such obligations will have a material adverse impact on its financial statements.

15.     RESTRUCTURING AND OTHER CHARGES

During fiscal 2018, the Company recorded restructuring and other charges of approximately $0.8 million related to a leased facility. The Company does not anticipate any material charges in future periods related to these plans. Charges associated with the restructuring plan are categorized in the "Other restructuring programs" in the table below.

During fiscal 2017, the Company implemented immaterial restructuring plans and recorded $0.6 million related to employee severance and other costs.

During fiscal 2016, the Company recorded restructuring and other charges of approximately $4.8 million primarily related to restructuring plans to reduce redundancies associated with acquisitions during the year.

16.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
Net income	$918.4	$1,010.2	$995.2

Weighted average shares outstanding – basic	181.3	184.3	188.7
Dilutive effect of equity based awards	1.9	2.4	3.4
Weighted average shares outstanding – diluted	183.2	186.7	192.1

Net income per share – basic	$5.06	$5.48	$5.27
Net income per share – diluted	$5.01	$5.41	$5.18

Anti-dilutive common stock equivalents	0.2	0.6	1.5

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the fiscal years ended September 28, 2018, September 29, 2017, and September 30, 2016, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

17.     SEGMENT INFORMATION AND CONCENTRATIONS

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

GEOGRAPHIC INFORMATION

Net revenue by geographic area presented based upon the location of the OEMs' headquarters are as follows (in millions):

	Fiscal Years Ended
	September 28, 2018	September 29, 2017	September 30, 2016
United States	$1,946.2	$1,615.4	$1,455.0
China	982.8	1,018.8	971.2
South Korea	432.7	531.8	393.0
Taiwan	339.1	335.4	323.6
Europe, Middle East and Africa	144.6	117.4	102.1
Other Asia-Pacific	22.6	32.6	44.1
Total	$3,868.0	$3,651.4	$3,289.0
During fiscal 2018, the Company updated the table above from prior period presentation of net revenue based on the country of destination to current period presentation of net revenue based on the location of the OEMs' headquarters. Prior periods have been reclassified to match the current period presentation.

The Company’s revenue to external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Net property, plant and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 28, 2018	September 29, 2017
Mexico	$449.4	$465.9
Japan	328.4	166.4
United States	123.5	126.9
Singapore	222.7	112.1
Rest of world	16.9	11.0
	$1,140.9	$882.3

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

In fiscal 2018, 2017, and 2016, Apple, through sales to multiple distributors, contract manufacturers and direct sales for multiple applications including smartphones, tablets, desktop and notebook computers, watches and other devices, in the aggregate accounted for 47%, 39% and 40% of the Company’s net revenue, respectively. In fiscal 2017 and 2016, Samsung in the aggregate accounted for 12% and 10% of the Company’s net revenue, respectively. In fiscal 2017, Huawei in the aggregate accounted for 10% of the Company’s net revenue.

At September 28, 2018, the Company’s three largest accounts receivable balances comprised 66% of aggregate gross accounts receivable. This concentration was 53% and 54% at September 29, 2017, and September 30, 2016, respectively.

18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly and annual results (in millions, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2018
Net revenue	$1,051.9	$913.4	$894.3	$1,008.4	$3,868.0
Gross profit	536.8	458.7	451.6	503.6	1,950.7
Net income	70.4	276.0	286.5	285.5	918.4
Per share data (1)
Net income, basic	$0.38	$1.51	$1.58	$1.60	$5.06
Net income, diluted	$0.38	$1.50	$1.57	$1.58	$5.01

Fiscal 2017
Net revenue	$914.3	$851.7	$900.8	$984.6	$3,651.4
Gross profit	463.9	425.4	453.6	498.9	1,841.8
Net income	257.8	224.9	246.2	281.3	1,010.2
Per share data (1)
Net income, basic	$1.39	$1.22	$1.34	$1.53	$5.48
Net income, diluted	$1.38	$1.20	$1.32	$1.51	$5.41
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 28, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of September 28, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers”, “Corporate Governance─Committees of the Board of Directors” and “Other Matters─Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 34
Consolidated Statements of Operations for the three years ended September 28, 2018		Page 36
Consolidated Statements of Comprehensive Income for the three years ended September 28, 2018		Page 38
Consolidated Balance Sheets at September 28, 2018, and September 29, 2017		Page 38
Consolidated Statements of Cash Flows for the three years ended September 28, 2018		Page 39
Consolidated Statements of Stockholders’ Equity for the three years ended September 28, 2018		Page 40
Notes to Consolidated Financial Statements		Pages 41 through 62

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
All required schedule information is included in the Notes to Consolidated Financial Statements or is omitted because it is either not required or not applicable.
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
2.3
Agreement and Plan of Merger dated as of August 3, 2018, by and among the Company, Avnera Corporation, AI Acquisition Corp., and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Equityholders
						X
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	2/5/2018
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.2*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.3*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.4*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.7*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.8*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.9*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.10*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.11*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.12*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.13*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.15*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.16*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.17*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.18*	Fiscal Year 2018 Executive Incentive Plan, as Amended	10-Q	001-05560	10.2	2/5/2018
10.19*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/20/2018
10.20*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.21*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.22*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.23*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.24*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.25*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.26*	International Assignment Agreement, dated September 13, 2017, between the Company and Peter L. Gammel	10-K	001-05560	10.28	11/13/2017
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2018.

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

/s/ Kimberly S. Stevenson
Kimberly S. Stevenson
Director