Form 10-K/A
period 2018-09-28
SKYWORKS SOLUTIONS, INC.
filed 2019-01-25
CIK 4127

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 30, 2018) was approximately $18.2 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 15, 2019, was 174,059,816.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 28, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2019 Annual Meeting of Stockholders is scheduled for May 8, 2019, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 15, 2019:

Name	Title
David J. Aldrich	Chairman of the Board
David J. McLachlan	Lead Independent Director
Liam K. Griffin	President, Chief Executive Officer and Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
Christine King	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Kimberly S. Stevenson	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Peter L. Gammel	Chief Technology Officer
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors
David J. Aldrich, age 61, serves as Chairman of the Board, a position he has held since May 2014. Mr. Aldrich also served as Executive Chairman from May 2016 to May 2018, Chief Executive Officer from May 2014 to May 2016, and as President and Chief Executive Officer and as a director from April 2000 to May 2014. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, he served as Executive Vice President, and from May 1996 to May 1999, he served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. Prior to joining Skyworks, he held senior management positions at Adams-Russell Company and M/A-COM, Inc. Mr. Aldrich also serves as a director of Belden Inc. (a publicly traded provider of end-to-end signal transmission solutions) and Acacia Communications, Inc. (a publicly traded provider of high-speed coherent optical interconnect products).
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
David J. McLachlan, age 80, has been a director since 2000 and Lead Independent Director since May 2014. He served as Chairman of the Board from May 2008 to May 2014. Mr. McLachlan served as a senior advisor to the Chairman and Chief Executive Officer of Genzyme Corporation (a publicly traded biotechnology company) from 1999 to 2004. He also was the Executive Vice President and Chief Financial Officer of Genzyme from 1989 to 1999. Prior to joining Genzyme, Mr. McLachlan served as Vice President and Chief Financial Officer of Adams-Russell Company (an electronic component supplier and cable television franchise owner). He previously served as a director of Dyax Corp. until January 2016, when it was acquired by Shire plc.
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

Kevin L. Beebe, age 59, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). From 1996 to 1998, Mr. Beebe served as Executive Vice President of Operations for 360° Communications Co. (a wireless communication company). He has held a variety of executive and senior management positions at several divisions of Sprint, including Vice President of Operations and Vice President of Marketing and Administration for Sprint Cellular, Director of Marketing for Sprint North Central Division, Director of Engineering and Operations Staff and Director of Product Management and Business Development for Sprint Southeast Division, as well as Staff Director of Product Services at Sprint Corporation. Mr. Beebe began his career at AT&T/Southwestern Bell as a Manager. Mr. Beebe also serves as chairman of the board of directors of NII Holdings, Inc. (a publicly traded provider of mobile communication services in Brazil), and as a director for SBA Communications Corporation (a publicly traded operator of wireless communications infrastructure in North, Central, and South America), Syniverse Technologies, Inc. (a privately held provider of enterprise messaging solutions), and Logix Communications (a privately held provider of facilities-based communications services).
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
Timothy R. Furey, age 60, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets). Prior to 1991, Mr. Furey worked with the Boston Consulting Group, Strategic Planning Associates, Kaiser Associates, and the Marketing Science Institute.
We believe that Mr. Furey is qualified to serve as a director because his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), provide him with a broad range of knowledge regarding business operations and growth strategies. In addition, Mr. Furey has extensive knowledge regarding Skyworks’ business, which he has acquired through over two decades of service on the Board of Directors.
Liam K. Griffin, age 52, is President and Chief Executive Officer and a director of the Company. Prior to his appointment as Chief Executive Officer and to the Board of Directors in May 2016, he had served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. His prior experience included positions as a Marketing Manager at AT&T Microelectronics, Inc. and Product and Process Engineer at AT&T Network Systems. Mr. Griffin also serves as a director of Vicor Corp. (a publicly traded manufacturer and marketer of modular power components).
We believe that Mr. Griffin is qualified to serve as a director because of his breadth of leadership experience and in-depth understanding of Skyworks’ business gained through serving in several different executive positions at Skyworks over the past 17 years. Mr. Griffin brings to the Board of Directors strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as a deep understanding of the semiconductor industry and its competitive landscape. His service as a director for Vicor Corp. gives Mr. Griffin added perspective regarding the challenges confronting public technology companies.
Balakrishnan S. Iyer, age 62, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Prior to that, he was Corporate Controller for Cypress Semiconductor Corp. and Director of Finance for Advanced Micro Devices, Inc. Mr. Iyer serves on the boards of directors of Power Integrations, Inc. (a publicly traded provider of semiconductor technologies for high-voltage power conversion), IHS Markit Ltd. (a publicly traded company that delivers information, analytics and expertise for industries and markets worldwide), and Churchill Capital Corp. (a publicly traded special purpose acquisition company). He served as a director of Conexant from February 2002 until April 2011, as a director of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher

Scientific Inc., as a director of IHS Inc. from December 2003 until July 2016, when it completed a merger with Markit Ltd., and as a director of QLogic Corporation from June 2003 until August 2016, when it was acquired by Cavium, Inc.
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
Christine King, age 69, has been a director since January 2014. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008. From 1973 to 2001, Ms. King held various engineering, business, and management positions at IBM Corp., including Vice President of Semiconductor Products. Ms. King currently serves as a director of IDACORP, Inc. (a publicly traded holding company), and Idaho Power Company (a subsidiary of IDACORP). She previously served as a director of Cirrus Logic, Inc., QLogic Corporation, Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
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
David P. McGlade, age 58, has been a director since February 2005. He serves as Chairman of the Board of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services), a position he has held since April 2015. Mr. McGlade served as Executive Chairman from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005. Before joining O2 UK, Mr. McGlade was President of the Western Region for Sprint PCS.
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
Robert A. Schriesheim, age 58, has been a director since May 2006. He currently serves as chairman of Truax Partners LLC (a consulting firm). He served as Executive Vice President and Chief Financial Officer of Sears Holdings (a nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC (a seed stage venture capital fund). Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. Mr. Schriesheim currently serves as a director of Frontier Communications Corporation (a publicly traded provider of communications services), Houlihan Lokey Inc. (a publicly traded financial services firm), and NII Holdings, Inc. (a publicly traded provider of mobile communication services in Brazil), and previously served as a director of Lawson Software, until its sale in July 2011, and Forest City Realty Trust, until its sale in December 2018. In addition, from 2004 until 2007, he was also a director of Dobson Communications Corp. (a former publicly traded wireless services communications company that was acquired by AT&T Inc.) and from 2007 until 2009 he served as a director of MSC Software Corp. (a former publicly traded provider of integrated simulation solutions for designing and testing manufactured products that was acquired by Symphony Technology Group).
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
Kimberly S. Stevenson, age 56, has been a director since July 2018. She served as Senior Vice President and General Manager, Data Center Products and Solutions, at Lenovo Group Ltd. (a publicly traded manufacturer of personal computers, data center equipment, smartphones, and tablets) from May 2017 to October 2018. Previously, she served as a Corporate Vice President at Intel Corporation (a publicly traded semiconductor designer and manufacturer) from September 2009 to February 2017, holding various positions including Chief Operating Officer for the Client and Internet of Things Businesses and Systems Architecture Group from September 2016 to February 2017, Chief Information Officer from February 2012 to August 2016, and General Manager, IT Operations and Services, from September 2009 to January 2012. Prior to joining Intel, Ms. Stevenson held various operations and management positions at Electronic Data Systems Corporation from 2002 to 2009 and at IBM Corp. from 1985 to 2002. Ms. Stevenson currently serves as a director of Boston Private Financial Holdings, Inc. (a publicly traded wealth management company). She previously served as a director of Riverbed Technology, Inc. (a publicly traded hardware and software developer), prior to its being taken private in 2015.
We believe that Ms. Stevenson is qualified to serve as a director given her extensive experience in the semiconductor and technology industries. With over three decades of senior management experience at companies in various high tech disciplines, Ms. Stevenson brings to the Board of Directors a broad understanding of issues facing the Company and its competitors and offers specific expertise on best practices within information systems and operational risk management.
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2019 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than the Chief Executive Officer)
Carlos S. Bori, age 48, joined the Company in July 2013 and has served as Senior Vice President of Sales and Marketing since November 2017. He served as Vice President of Sales and Marketing from May 2016 to November 2017 and as Vice President of Marketing from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.
Peter L. Gammel, age 58, joined the Company in June 2011 in connection with the Company’s acquisition of SiGe Semiconductor Inc. and has served as Chief Technology Officer since March 2013. He served as Vice President and General Manager, Mobile Connectivity from October 2011 to March 2013, and Vice President, Engineering from June 2011 to October 2011. At SiGe, he served as Chief Technology Officer and Vice President of Engineering from June 2007 to June 2011. His prior experience included positions as Vice President of Engineering at Renaissance Wireless, Chief Technology Officer at AdvanceNanotech, Inc., and Chief Technology Officer for the Analog Products Business of Agere Systems Inc.
Kris Sennesael, age 50, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.
Robert J. Terry, age 52, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Robert A. Schriesheim (Chairman), Kevin L. Beebe, Balakrishnan S. Iyer, and David J. McLachlan. The Board of Directors has determined that each of Messrs. Schriesheim (Chairman), Iyer, and McLachlan meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 28, 2018 (“fiscal year 2018”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, our former Executive Chairman, and our three next most highly paid executive officers during fiscal year 2018 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2018, our Named Executive Officers were:

•	Liam K. Griffin, President and Chief Executive Officer;

•	Kris Sennesael, Senior Vice President and Chief Financial Officer;

•	Carlos S. Bori, Senior Vice President, Sales and Marketing;

•	Peter L. Gammel, Chief Technology Officer;

•	Robert J. Terry, Senior Vice President, General Counsel and Secretary; and

•	David J. Aldrich, Former Executive Chairman (retired as Executive Chairman on May 9, 2018).
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable Nasdaq Rules, outside directors within the meaning of Section 162(m) of the Internal Revenue Code (“IRC”) (solely for purposes of administering any equity awards that may qualify as grandfathered performance-based compensation), and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including base salary, short-term incentives, and long-term stock-based incentives, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent.
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
Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations. In fiscal year 2018, Aon/Radford received $246,580 for survey data and compensation consulting services to the Compensation Committee.
The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest. Company management has separately engaged Aon Risk Solutions, an affiliate of Aon/Radford, for risk management and insurance brokerage services. The Company paid $420,977 to Aon Risk Solutions in fiscal year 2018 for those services. Additionally, Company management has engaged certain affiliates of Aon/Radford in various jurisdictions for consulting and brokerage services unrelated to executive compensation and benefits, for which the Company paid a total of $77,837 in fiscal year 2018. The Company’s management did not seek the Compensation Committee’s approval for such engagements with affiliates of Aon/Radford.
Role of Chief Executive Officer
The Compensation Committee also considers the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports. These recommendations include an assessment of each individual’s responsibilities, experience, performance and contribution to the Company’s performance, and also generally take into account internal factors such as scope of role and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2018, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 11 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) the “peer” group data for 14 publicly traded semiconductor companies with which the Company competes for executive talent:

*Advanced Micro Devices	*Lam Research	*ON Semiconductor
*Analog Devices	*Maxim Integrated Products	*Qorvo
*Applied Materials	*Microchip Technology	*Texas Instruments
*Broadcom Limited	*Micron Technology	*Xilinx
*KLA-Tencor	*NVIDIA

Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2018 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the incentive targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules.
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
In determining the compensation of our Chief Executive Officer for fiscal year 2018, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Aon/Radford advised the Compensation Committee that the base salary, annual performance targets, short-term incentive target opportunity, and equity-based compensation established by the Compensation Committee for fiscal year 2018 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.
Response to Stockholder Vote on Executive Compensation at 2018 Annual Meeting
At our 2018 Annual Meeting of Stockholders, approximately 93% of the votes cast approved the compensation of the Company’s named executive officers as disclosed in the proxy statement delivered to our stockholders in connection with the 2018 Annual Meeting. We understood this to mean that stockholders generally approved of our compensation policies and determinations in 2018. However, the Compensation Committee still undertook a review of our compensation policies and determinations following the 2018 Annual Meeting with the assistance of Aon/Radford. After this review and consideration of evolving best practices in executive compensation by public companies generally, upon the recommendation of the Compensation Committee, we determined not to make any significant changes to our executive compensation decisions and policies. The Compensation Committee periodically reviews the goals we would like to achieve through our executive compensation practices and explores ways to modify those practices to either achieve new goals or to enhance our ability to achieve existing goals.
Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, 401(k) plan retirement benefits, medical, dental, vision, life and disability insurance, and financial planning benefits. Consistent with our objective of ensuring that executive compensation is perceived as fair to all employees, the Named Executive Officers do not receive any retirement benefits beyond those generally available to our benefits-eligible employees, and we do not provide medical, dental, vision, or other insurance benefits to Named Executive Officers that are different from those offered to other benefits-eligible employees.
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. Based on these factors, base salaries of the Named Executive Officers for fiscal year 2018 were generally targeted at the Comparator Group median, with consideration given to role, responsibility, performance and length of service. The Compensation Committee did not increase, nor evaluate, the base salary for Mr. Aldrich for fiscal year 2018, because his base salary had been established in May 2016 at the time of his appointment as Executive Chairman. The base salary for fiscal year 2018 for each remaining Named Executive Officer increased on average 7.85% from the Named Executive Officer’s base salary in fiscal year 2017 as a result of market-based salary adjustments recommended by Aon/Radford, with increases ranging from 3.1% to 11.9%, which included increases related to the promotions of Messrs. Bori and Terry to Senior Vice President.

Short-Term Incentives
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2018, the Compensation Committee adopted the Fiscal Year 2018 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards for fiscal year 2018 for certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of certain corporate performance goals established for fiscal year 2018. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total compensation to the Company’s achievement of pre-established performance goals that are generally short-term (i.e., one year or less). Pursuant to the Incentive Plan, the Compensation Committee sets a range of short-term incentive compensation that can be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals. The low end of that range, referred to as the “threshold” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive was at the minimum set by the Compensation Committee to be eligible to receive a payment for that goal under the Incentive Plan (referred to as the “threshold” level). At the threshold payout level, the short-term incentive compensation was designed to result in a payout less than the median short-term incentive compensation of the Comparator Group. The middle of the range, referred to as the “target” percentage, is equal to the amount of short-term incentive compensation payable to the executive if the level of achievement of each performance goal applicable to the executive met the expectations set by the Compensation Committee (referred to as the “target” level). Achievement of all performance goals at the “target” level would result in a short-term incentive compensation payout equal to the “target” percentage, which is designed to be the median short-term incentive compensation of the Comparator Group. The high end of the range, referred to as the “maximum” percentage, is equal to the amount of compensation payable to the executive if the level of achievement of each performance goal applicable to the executive reached the high-end target set by the Compensation Committee for such goal (referred to as the “maximum” level). Achievement of all performance goals at the “maximum” level would result in a short-term incentive compensation payout at the “maximum” percentage, which is designed to be above the median short-term incentive compensation of the Comparator Group. Absent an exercise of discretion by the Compensation Committee, the total short-term incentive compensation paid to each executive would not exceed the “maximum” percentage and, in the event that the level of achievement of all performance goals was below the “threshold” level, no short-term incentive compensation payment would be made to the executive. The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2018 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer and Executive Chairman	80%	160%	320%
Chief Financial Officer	45%	90%	180%
Other Executive Officers	35%	70%	140%

The actual total amount of short-term incentive compensation payable to an executive depends on the level of achievement of each performance goal assigned to the executive. In November 2017, the Compensation Committee established performance goals for fiscal year 2018 based on achieving certain revenue and non-GAAP earnings per share (“EPS”) performance metrics. Each of the performance goals was weighted equally (50% each) toward each Named Executive Officer’s payment under the Incentive Plan. In January 2018, the Compensation Committee amended the performance goals under the Incentive Plan to provide that the portion of the incentive awards under the Incentive Plan that previously was attainable based on the Company’s achievement against a non-GAAP EPS performance metric would instead be attainable based on the Company’s achievement against a non-GAAP operating income performance metric. The non-GAAP operating income performance metric had been established by the Compensation Committee in November 2017, concurrently with the non-GAAP EPS performance metric. The Compensation Committee approved the change in metrics in light of the favorable impact on the Company’s non-GAAP EPS for fiscal year 2018 that was expected as a result of tax legislation signed into law on December 22, 2017 (the “Tax Act”), as well as the potential favorable impact on non-GAAP EPS of the Company’s new stock repurchase program adopted in January 2018. At the time of the change in performance metrics in January 2018, the Compensation Committee believed this change maintained the original rigor of the performance incentive objectives of the Incentive Plan and negated a potential windfall attributable to the Tax Act changes or to repurchase activity. The non-GAAP operating income performance goal is based on the Company’s actual non-GAAP operating income, which it calculates by excluding from GAAP operating income share-based compensation expense, acquisition-related expenses, amortization of intangibles, restructuring-related charges, and litigation settlement gains, losses, and expenses.

The Compensation Committee determines with respect to each performance goal the “threshold,” “target,” and “maximum” levels of achievement, which correspond to the matching descriptions set forth above. For Company performance goals, the levels of achievement will be consistent across the executives to which such goals apply.
Following the end of the fiscal year, the Compensation Committee determines the total amount of short-term incentive compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal assigned to such executive against the “threshold,” “target,” and “maximum” levels of achievement that it set for that performance goal. The Compensation Committee determines the amount of short-term incentive compensation the executive is eligible to receive with respect to each performance goal as follows:

•
If the level of achievement for the performance goal falls below the “threshold” level, then the executive will not earn any short-term incentive compensation with respect to that performance goal (absent an exercise of discretion by the Compensation Committee).

•
If the level of achievement for the performance goal is equal to the “threshold,” “target,” or “maximum” level, then the executive earns the product obtained by multiplying (i) the “threshold,” “target,” or “maximum” percentage, as applicable, by (ii) the executive’s base salary during the fiscal year, by (iii) the weighting assigned to that performance goal.

•
If the level of achievement for the performance goal falls in between either the “threshold” and “target” levels or the “target” and “maximum” levels, the executive would earn short-term incentive compensation equal to the short-term incentive compensation payable at the “threshold” or “target” level, as applicable, plus a pro rata amount of the difference between the short-term incentive compensation payable for the performance goal at the “threshold” and “target” levels or the “target” and “maximum” levels, as applicable.

•
Absent an exercise of discretion by the Compensation Committee, if the level of achievement for the performance goal exceeds the “maximum” level, the executive will only earn the amount payable for achievement at the “maximum” level.

Each executive’s short-term incentive compensation under the Incentive Plan is calculated by evaluating achievement of each performance goal individually, determining the portion of the total eligible bonus earned with respect to each such performance goal, and totaling the resulting amounts.
The target level performance goals established by the Compensation Committee under the Incentive Plan are based on the Company’s historical operating results and growth rates as well as the Company’s expected future results and are designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded. Typically, financial performance goals are set with the expectation that the “target” level will be around the consensus analyst estimates for the Company.
The Incentive Plan stipulated that all payouts to executives under the Incentive Plan were conditioned upon the Company achieving a nominal performance goal based on non-GAAP operating income (after accounting for any incentive award payments, including those to be made under the Incentive Plan). The nominal non-GAAP operating income performance goal is based on the Company’s actual non-GAAP operating income, which it calculates as described above. The Compensation Committee retains the discretion, based on the recommendation of the Chief Executive Officer, to make payments even if the threshold performance metrics are not met or to make payments in excess of the maximum level if the Company’s performance exceeds the maximum metrics. The Compensation Committee believes it is appropriate to retain this discretion in order to make short-term incentive compensation awards in extraordinary circumstances.
The Company’s actual revenue and non-GAAP operating income achieved in fiscal year 2018, at 93.3% and 85.1% of the target level of performance, respectively, resulted in a short-term incentive compensation award for each Named Executive Officer equal to 89.2% of the Named Executive Officer’s target payment level. Mr. Aldrich’s short-term incentive compensation award was prorated for the portion of fiscal year 2018 during which he was employed.
Long-Term Stock-Based Compensation
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders, and to reward our executive officers for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2018, the Compensation Committee made awards to each of the Named Executive Officers on November 7, 2017, at a regularly scheduled Compensation Committee meeting.
In making annual stock-based compensation awards to executive officers for fiscal year 2018, the Compensation Committee first reviewed the Comparator Group data to determine the percentage of the total number of outstanding shares of stock that companies in the Comparator Group typically made for annual awards under employee equity compensation programs. The Compensation Committee then set the number of shares of the Company’s common stock that would be made available for annual equity awards at approximately the median of the Comparator Group after its evaluation of the Company’s business needs for the attraction and retention of executives and employees, internal and external circumstances impacting the Company and its employees, and proxy advisor (e.g., ISS) guidelines. The Compensation Committee then reviewed the Comparator Group competitive grant data by executive position. The Compensation Committee then used that data and the Comparator Group data to determine a dollar value equivalent for the long-term equity-based award for each executive officer. Forty percent (40%) of that dollar equivalent value served as the basis for determining a number of restricted stock units (“RSUs”) to award to the executive using the fair market value of the Company’s common stock on the date of such award, and the remaining sixty percent (60%) of the dollar equivalent value served as the basis for determining a number of performance share awards (“PSAs”) for the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics, and we believe the Compensation Committee’s decision, described below, to award PSAs subject to a performance metric measured over a three-year performance period more closely aligns the executive’s interest with those of the Company’s stockholders. A description of the PSAs, including the method by which they vest and the related performance metrics, is set forth below in the “Grants of Plan-Based Awards Table.” For fiscal year 2018, the Compensation Committee decided not to award stock options to executive officers after reviewing Comparator Group data that showed a general move within the industry over the past several years away from stock options grants.
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with the Compensation Committee’s goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life, and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Additionally, executive officers are permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. In fiscal year 2018, the Company offered executives the opportunity to participate in financial planning services through The Ayco Company, L.P. (“Ayco”), at a cost of up to approximately $19,000 per executive paid by the Company. In fiscal year 2018, Mr. Aldrich is the only Named Executive Officer who received financial planning services through Ayco, and he elected to pay personally for such services.
In prior fiscal years certain executive officers were provided an opportunity to participate in the Company’s Executive Compensation Plan (the “Executive Compensation Plan”), an unfunded, non-qualified deferred compensation plan, under which participants were allowed to defer a portion of their compensation. As a result of deferred compensation legislation under Section 409A of the IRC, which became effective on December 31, 2005, the Company no longer permits employees to make contributions to the plan. Upon retirement, as defined in the Executive Compensation Plan, or other separation from service, or, if so elected, upon any earlier change in control of the Company, a participant is entitled to a payment of his vested account balance, either in a single lump sum or in annual installments, as elected in advance by the participant. Although the Company had discretion to make additional contributions to the accounts of participants while the Executive Compensation Plan was active, it never did so. Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active, and upon his retirement during fiscal year 2018, he received a lump sum payment of his vested account balance.
On September 13, 2017, the Company entered into an International Assignment Agreement with Mr. Gammel, effective as of October 16, 2017 (the “International Assignment Agreement”), pursuant to which Mr. Gammel has relocated to Japan. In connection with the International Assignment Agreement, Mr. Gammel is entitled to receive the following: (a) tax equalization payments, which are intended to leave Mr. Gammel in a net after-tax position substantially equivalent to what he would experience if he were subject only to U.S. federal and state income taxes during the period of the assignment, (b) payment of, or reimbursement for, certain costs related to his relocation to Japan, including moving expenses, a car allowance, housing costs in Japan, and travel costs to return periodically to the United States, and (c) repatriation relocation benefits at the completion of his assignment.

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
The Compensation Committee believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by restrictive non-compete and non-solicit covenants for up to two years after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the Chief Executive Officer’s change-in-control agreement). The level of each Named Executive Officer’s cash severance or other termination benefit is generally tied to his annual base salary and short-term incentive amounts. Under his agreement, the Executive Chairman became entitled to certain severance benefits upon the expiration of the term of his agreement in May 2018, as described further below.
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
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. Under the Executive Officer Ownership guidelines, our Chief Executive Officer is required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times such executive’s current base salary, or (b) 135,000 shares; our Senior Vice President and Chief Financial Officer, our Senior Vice President, Sales and Marketing, and our Senior Vice President and General Counsel are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary, or (b) 28,800, 25,200 or 25,800 shares, respectively; and our Chief Technology Officer is required to hold the lower of (a) the number of shares with a fair market value equal to two (2) times his current base salary, or (b) 20,100 shares. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2019, all of our Named Executive Officers were in compliance with the stock ownership guidelines.
Compliance with Internal Revenue Code Section 162(m)
For fiscal year 2018, Section 162(m) of the IRC generally disallowed a tax deduction for compensation in excess of $1 million paid to our Chief Executive Officer and any of our three other most highly compensated executive officers, other than our Chief Financial Officer. Pursuant to the Tax Act, for fiscal years beginning after December 31, 2017, the compensation of our Chief Financial Officer will also be subject to the deduction limitation. For fiscal years beginning on or before December 31, 2017, certain compensation, including qualified performance‑based compensation, was not subject to the deduction limit if applicable requirements were met. Pursuant to the Tax Act, subject to certain transition rules, for fiscal years beginning after December 31, 2017, the performance-based compensation exception to the deduction limitations under Section 162(m) will no longer be available. As a result, with the exception of compensation grandfathered pursuant to the transition rules, for fiscal years beginning after December 31, 2017, all compensation in excess of $1 million paid to the specified executives will not be deductible. For the Company’s fiscal year 2018 (which began on September 30, 2017, before the Tax Act changes to Section 162(m) became effective), the Compensation Committee generally sought to structure the compensation of our executive officers in a manner that was intended to avoid disallowance of deductions under Section 162(m). However, the Compensation Committee reserved the right to use its judgment to authorize compensation payments to the Company’s executives that were subject to the Section 162(m) deduction limit when the Compensation Committee believed such payments were appropriate and in the best interests of the Company and our stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2018, our fiscal year ended September 29, 2017 (“fiscal year 2017”), and our fiscal year ended September 30, 2016 (“fiscal year 2016”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2018	894,808	7,150,399	—	1,284,664	12,242	9,342,113
President and	2017	850,000	5,336,603	1,230,158	1,273,055	12,042	8,701,858
Chief Executive Officer	2016	660,404	3,465,060	2,591,488	—	11,751	6,728,703
Kris Sennesael	2018	456,366	2,491,910	—	369,341	13,075	3,330,692
Senior Vice President and	2017	425,000	1,289,639	297,268	358,047	235,494	2,605,448
Chief Financial Officer	2016	40,865	1,880,500	926,700	—	78	2,848,143
Carlos S. Bori(4)	2018	398,535	2,491,910	—	251,669	12,346	3,154,460
Senior Vice President,	2017	356,493	1,245,174	287,025	235,890	31,244	2,155,826
Sales and Marketing
Peter L. Gammel	2018	400,754	1,245,896	—	251,045	389,623	2,287,318
Chief Technology Officer	2017	389,065	978,287	225,523	255,547	73,367	1,921,789
	2016	379,900	818,455	546,024	—	18,075	1,762,454
Robert J. Terry(4)	2018	409,054	1,557,371	—	257,914	12,466	2,236,805
Senior Vice President,
General Counsel and Secretary
David J. Aldrich(5)	2018	565,275	6,636,938	—	696,448	2,914,948	10,813,609
Former Executive Chairman	2017	800,000	4,802,995	1,107,130	1,198,170	16,493	7,924,788
	2016	822,981	3,720,250	2,457,108	—	15,043	7,015,382

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718-Compensation-Stock Compensation (“ASC 718”), of stock options, PSAs, and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2016, 2017, and 2018, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2016: $4,483,740; FY 2017: $7,136,568; FY 2018: $9,216,421), Mr. Sennesael (FY 2016: $1,880,500; FY 2017: $1,724,613; FY 2018: $3,211,920), Mr. Bori (FY 2017: $1,665,160; FY 2018: $3,211,920), Mr. Gammel (FY 2016: $1,285,350; FY 2017: $1,308,264; FY 2018: $1,605,873), Mr. Terry (FY 2018: $2,007,357), and Mr. Aldrich (FY 2016: $5,842,500; FY 2017: $6,422,983; FY 2018: $8,496,368). For a description of the assumptions used in calculating the fair value of equity awards in 2018 under ASC 718, see Note 10 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2018.

(2)	Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, cash payments upon employment termination, relocation expenses, and tax equalization payments. For fiscal year 2018, it specifically includes $239,414 in relocation expenses and $135,330 in tax equalization payments for Mr. Gammel in connection with the International Assignment Agreement as well as the cash payment for Mr. Aldrich described below in footnote 5.

(4)	Mr. Bori was not a named executive officer prior to fiscal year 2017 and Mr. Terry was not a named executive officer prior to fiscal year 2018.

(5)
Mr. Aldrich, who retired as an executive officer and employee of the Company effective May 9, 2018, thereafter began receiving compensation as a non-employee director. In accordance with Item 402(c) of Regulation S-K, this table includes compensation received by Mr. Aldrich during fiscal year 2018 as a non-employee director, in addition to the compensation he received during fiscal year 2018 as an employee of the Company. The “Salary” amount for fiscal year 2018 includes retainer fees of $79,121 which Mr. Aldrich received as a non-employee director following his retirement. The “Stock Awards” amount for fiscal year 2018 includes the grant date fair value of 2,110 RSUs, which Mr. Aldrich received as a non-employee director elected at the 2018 Annual Meeting of Stockholders, as described in footnote 6 of the “Grants of Plan-Based Awards Table” below. As described below under “Potential Payments Upon Termination or Change in Control,” a portion of the awards granted to Mr. Aldrich in November 2017 was forfeited in connection with his cessation of employment. The amount in the Stock Awards column for Mr. Aldrich includes the entire award granted to Mr. Aldrich in November 2017 and has not been reduced to reflect such forfeiture. The “All Other Compensation” amount for fiscal year 2018 includes $2,899,525 in cash payments for Mr. Aldrich in connection with the cessation of his employment. For further information regarding payments to Mr. Aldrich and the accelerated vesting of his equity awards in connection with the cessation of his employment, see below under “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2018, including incentive awards payable under our Fiscal Year 2018 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Stock	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Or Units (#)(3)	Option Awards ($)
Liam K. Griffin		720,000	1,440,000	2,880,000
	11/7/2017				18,581	37,162	74,324		4,395,667(4)
	11/7/2017							24,775	2,754,732(5)
Kris Sennesael		207,000	414,000	828,000
	11/7/2017				6,476	12,951	25,902		1,531,895(4)
	11/7/2017							8,634	960,014(5)
Carlos S. Bori		141,050	282,100	564,200
	11/7/2017				6,476	12,951	25,902		1,531,895(4)
	11/7/2017							8,634	960,014(5)
Peter L. Gammel		140,700	281,400	562,800
	11/7/2017				3,238	6,475	12,950		765,888(4)
	11/7/2017							4,317	480,007(5)
Robert J. Terry		144,550	289,100	578,200
	11/7/2017				4,047	8,094	16,188		957,390(4)
	11/7/2017							5,396	599,981(5)
David J. Aldrich		640,000	1,280,000	2,560,000
	11/7/2017				16,723	33,446	66,892		3,956,124(4)
	11/7/2017							22,297	2,479,203(5)
	5/9/2018							2,110	201,611(6)

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

(2)
The amounts shown represent shares potentially issuable pursuant to PSAs granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan (the “FY18 PSAs”). The FY18 PSAs have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition guides the initial eligibility of the grantee to receive shares under the PSA and compares the non-GAAP EBITDA growth achieved (related to fifty percent (50%) of the shares underlying the award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (related to the other fifty percent (50%) of the shares underlying the award) during the applicable performance period against a range of pre-established targets. The performance period with respect to the non-GAAP EBITDA growth metric is the Company’s fiscal year 2018 and the performance period with respect to the TSR percentile ranking metric is the three-year period comprising the Company’s fiscal years 2018, 2019, and 2020. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the S&P Semiconductor Select Industry Index as of November 7, 2017, and excludes any such company that during the three-year performance period is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. The Compensation Committee determines the “threshold” or minimum level of performance that would be acceptable to the Company to justify a payout. The “maximum” level represents a best-case performance scenario. The middle of the range is referred to by the Company as the “target” level and represents the expected performance of the Company. The number of shares issuable under the FY18 PSAs corresponds to the level of achievement of the performance goals. The “target” number of shares is determined with reference to the competitive level of long-term equity compensation determined by the Compensation Committee in the manner described above. Performance at the “threshold” level results in an issuance of a number of shares equal to one-half (1/2) the “target” number of shares, and performance at the “maximum” level results in the issuance of a number of shares equal to two (2) times the “target” number of shares. Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in an issuance of a number of shares between the number of shares issuable under the FY18 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels. The non-GAAP EBITDA growth performance goal is calculated by adding depreciation to the Company’s non-GAAP operating income, as publicly reported in the Company’s earnings release for the applicable period, after making certain adjustments if necessary to account for certain qualifying acquisition or disposition activities.
The “continued employment” condition of the FY18 PSAs provides that, to the extent that the non-GAAP EBITDA growth and TSR percentile ranking performance metrics are met for the applicable performance periods, then fifty percent (50%) of the total shares for which the EBITDA growth performance metric was met would be issuable to the executive on the first anniversary of the grant date, the remaining fifty percent (50%) of the total shares for which the EBITDA growth performance metric was met would be issuable to the executive on the second anniversary of the grant date, and one hundred percent (100%) of the total shares for which the TSR percentile ranking performance metric was met would be issuable to the executive on the third anniversary of the grant date, provided that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY18 PSA (or his estate) would receive any shares that would have been issuable thereunder during the remaining term of the award (i.e., earned but unissued shares).

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

(4)
Reflects the grant date fair value of the FY18 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $111.19 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 7, 2017, to value the portion of the award related to non-GAAP EBITDA growth, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2018 under ASC 718, see Note 10 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2018.

(5)
Reflects the grant date fair value of the RSUs granted on November 7, 2017, computed in accordance with the provisions of ASC 718 using a price of $111.19 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 7, 2017.

(6)
Reflects the grant date fair value of the RSUs granted on May 9, 2018, to Mr. Aldrich as a non-employee director elected at the 2018 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $95.55 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 9, 2018.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin	—	10,500(2)	60.97	11/10/2021	4,428(6)	401,664	9,290(12)	842,696
	10,750	21,500(3)	84.89	11/9/2022	69,533(7)	6,307,338
	18,250	36,500(4)	64.59	5/11/2023	18,542(8)	1,681,945
	—	39,633(5)	77.66	11/9/2023	13,000(9)	1,179,230
					11,588(10)	1,051,147
					24,775(11)	2,247,340
Kris Sennesael	20,000	20,000(13)	75.22	8/29/2023	16,803(7)	1,524,200	3,238(12)	293,719
	3,193	9,577(5)	77.66	11/9/2023	6,462(8)	586,168
					12,500(14)	1,133,875
					2,800(10)	253,988
					8,634(11)	783,190
Carlos S. Bori	—	1,500(2)	60.97	11/10/2021	456(6)	41,364	3,238(12)	293,719
	2,596	2,595(3)	84.89	11/9/2022	16,224(7)	1,471,679
	—	9,247(5)	77.66	11/9/2023	6,462(8)	586,168
					2,703(10)	245,189
					8,634(11)	783,190
Peter L. Gammel	—	4,500(2)	60.97	11/10/2021	2,029(6)	184,051
	10,000	10,000(3)	84.89	11/9/2022	12,747(7)	1,156,280
	2,422	7,266(5)	77.66	11/9/2023	3,230(8)	292,993	1,619(12)	146,859
					2,124(10)	192,668
					4,317(11)	391,595
Robert J. Terry	—	1,750(2)	60.97	11/10/2021	521(6)	47,260	2,023(12)	183,506
	—	2,966(3)	84.89	11/9/2022	11,856(7)	1,075,458
	—	6,757(15)	75.91	11/10/2023	4,038(8)	366,287
					1,975(16)	179,152
					5,396(11)	489,471
David J. Aldrich	10,499	—	25.25	5/9/2020	2,110(20)	191,398
	110,000	—(17)	60.97	5/9/2020
	90,000	—(18)	84.89	5/9/2020
	47,560	—(19)	77.66	5/9/2020

(1)	Reflects a price of $90.71 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 28, 2018.

(2)	These options were granted on November 10, 2014, and vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 10, 2018.

(3)	These options were granted on November 9, 2015, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2019.

(4)	These options were granted on May 11, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(5)	These options were granted on November 9, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(6)
Represents shares issuable under the PSAs granted on November 9, 2015, under the Company’s 2015 Long-Term Incentive Plan (the “FY16 PSAs”). Twenty-five percent (25%) of the shares earned under the FY16 PSAs were issued on each of November 9, 2016, and November 9, 2017, and the remaining fifty percent (50%) of the shares earned were issued on November 9, 2018.

(7)
Represents shares issuable under the PSAs granted on November 9, 2016 (on November 10, 2016, for Mr. Terry), under the Company’s 2015 Long-Term Incentive Plan (the “FY17 PSAs”). Twenty-five percent (25%) of the shares earned under the FY17 PSAs were issued on each of November 9, 2017, and November 9, 2018, and the remaining fifty percent (50%) of the shares earned will be issued on November 9, 2019, provided the executive meets the continued employment condition.

(8)
Represents shares issuable under the FY18 PSAs (awarded on November 7, 2017, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above) with respect to the EBITDA growth performance metric. With respect to this portion of the FY18 PSAs, the Company achieved 99.8% of the “target” level of EBITDA growth performance and, accordingly, on November 7, 2018, the Company issued fifty percent (50%) of the number of shares earned by each executive under his FY18 PSA with respect to the EBITDA growth performance metric. Fifty percent (50%) of the shares earned under the FY18 PSAs with respect to the EBITDA growth performance metric will be issued on November 7, 2019, provided that the executive meets the continued employment condition.

(9)
Represents shares issuable under an RSU award granted on May 11, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(10)
Represents shares issuable under an RSU award granted on November 9, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(11)
Represents shares issuable under an RSU award granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 7, 2021.

(12)
Represents shares issuable under the FY18 PSAs (awarded on November 7, 2017, as described in footnote 2 of the “Grants of Plan-Based Awards Table” above) with respect to the TSR percentile ranking performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY18 PSAs, which is subject to a three-year performance period as described above, will be issued on November 7, 2020, to the extent earned and provided that the executive meets the continued employment condition.

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

(15)	These options were granted on November 10, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 10, 2020.

(16)
Represents shares issuable under an RSU award granted on November 10, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 10, 2020.

(17)
These options were granted on November 10, 2014, and were scheduled to vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 10, 2018. In connection with the cessation of Mr. Aldrich’s employment, these options became fully vested on May 9, 2018.

(18)
These options were granted on November 9, 2015, and were scheduled to vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 9, 2019. In connection with the cessation of Mr. Aldrich’s employment, these options became fully vested on May 9, 2018.

(19)
These options were granted on November 9, 2016, and were scheduled to vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 9, 2020. In connection with the cessation of Mr. Aldrich’s employment, these options became fully vested on May 9, 2018.

(20)
Represents shares issuable under an RSU award granted on May 9, 2018, under the Company’s 2008 Director Long-Term Incentive Plan. The RSU award vests in full on the first anniversary of the grant date.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	50,712	2,161,485	68,104	7,321,170
Kris Sennesael	—	—	12,785	1,307,544
Carlos S. Bori	6,933	277,291	11,038	1,223,348
Peter L. Gammel	40,050	2,719,864	15,971	1,767,598
Robert J. Terry	7,986	414,273	10,121	1,120,450
David J. Aldrich	118,000	9,307,578	90,949	10,062,233

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

Nonqualified Deferred Compensation Table
As described above under “Components of Compensation—Other Compensation and Benefits,” Mr. Aldrich is the only Named Executive Officer who participated in the Executive Compensation Plan while it was active, and he elected to be paid his aggregate account balance under the plan in a single lump sum upon his retirement. Mr. Aldrich’s contributions were credited with earnings/losses based upon the performance of the investments he selected. In connection with his retirement, the full account balance was distributed to Mr. Aldrich during fiscal year 2018 according to the terms of the Executive Compensation Plan.
The following table summarizes the aggregate earnings, distributions, and account balance under the Executive Compensation Plan in fiscal year 2018 with respect to Mr. Aldrich.

Name	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)(1)	Aggregate Balance at Last Fiscal Year-End ($)
David J. Aldrich	169,667	1,650,749	—

(1)
Represents the account balance distributed to Mr. Aldrich in connection with his retirement in May 2018. This amount consists of Mr. Aldrich’s individual contributions and the return/(loss) generated from the investment of those contributions. The full amount of Mr. Aldrich’s individual contributions was previously reported as compensation to Mr. Aldrich in the Summary Compensation Tables of the fiscal years in which such contributions were made.

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
On February 8, 2018, Mr. Aldrich informed the Company that he would not extend his term as Executive Chairman beyond the initial two-year period provided for in the Aldrich Agreement. Accordingly, on May 9, 2018, the date of the Company’s 2018 Annual Meeting, Mr. Aldrich’s tenure as the Company’s Executive Chairman ended, with the terms of the Aldrich Agreement governing the cessation of his employment. Mr. Aldrich continues to serve as Chairman of the Board of Directors and as a non-employee director.
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
Messrs. Sennesael, Bori, Gammel, and Terry
The Company entered into Change in Control / Severance Agreements with each of Messrs. Gammel, Sennesael, Bori, and Terry on December 16, 2014, August 29, 2016, November 9, 2016, and November 10, 2016, respectively. Each such Change in Control / Severance Agreement is referred to herein as a “CIC Agreement.”
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
Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards). At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
The CIC Agreement for each of Messrs. Gammel, Bori, and Terry also provides that all outstanding equity awards held by the executive on the effective date of the agreement (January 22, 2015, in the case of Mr. Gammel, and November 10, 2016, in the case of Mr. Bori and Mr. Terry) that were granted under the Company’s Amended and Restated 2005 Long-Term Incentive Plan will continue, following the agreement effective date, to be governed by the terms of the 2005 Long-Term Incentive Plan and the applicable award agreements thereunder, which terms include automatic accelerated vesting upon a change in control event; provided, however, that for purposes of these awards, a “change in control event” will be deemed to have occurred in the event of a change in control as defined in the CIC Agreement. On May 18, 2015, the Company’s stockholders approved the 2015 Long-Term Incentive Plan, which does not provide for automatic accelerated vesting of outstanding equity awards upon a change in control. Since May 18, 2015, no awards have been made, and in the future no awards will be made, to the Named Executive Officers or other employees under the 2005 Long-Term Incentive Plan.
Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance would consist of the following: (i) in the case of Mr. Gammel, a lump sum payment equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due, and in the case of Messrs. Sennesael, Bori, and Terry, biweekly compensation continuation payments for a period of twelve (12) months, with each such compensation continuation payment being equal to the aggregate payment amount divided by twenty-six (26), where the aggregate payment is equal to the sum of (x) his annual base salary, and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options would remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation coverage for up to twelve (12) months after the termination date.
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
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. The CIC Agreement for Mr. Gammel contains non-compete and non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. The CIC Agreement for each of Messrs. Sennesael, Bori, and Terry contains non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers, with the exception of Mr. Aldrich, as of September 28, 2018, in the following circumstances as of such date:

•	termination without cause outside of a change in control;

•	termination without cause or for good reason in connection with a change in control;

•	in the event of a termination of employment because of death or disability; and

•	upon a change in control not involving a termination of employment.
The accelerated equity values in the table reflect a price of $90.71 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 28, 2018. The table does not reflect any equity awards made after September 28, 2018.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)		Termination w/o Cause or for Good Reason, After Change in Control ($)		Death/ Disability ($)	Change in Control w/o Termination ($)(2)
Liam K. Griffin(3)	Salary and Short-Term Incentive	4,680,000	(4)	5,850,000	(5)	—	—
	Accelerated Options	1,907,991		1,907,991		1,907,991	312,270
	Accelerated RSUs	4,477,718		4,477,718		4,477,718	—
	Accelerated PSAs	10,079,877		10,079,877		10,079,877	—
	Medical	21,612		25,934		—	—
	TOTAL	21,167,198		22,341,520		16,465,586	312,270
Kris Sennesael(3)	Salary and Short-Term Incentive	460,000	(6)	1,311,000	(7)	—	—
	Accelerated Options	—		434,780		434,780	—
	Accelerated RSUs	—		2,171,053		2,171,053	—
	Accelerated PSAs	—		2,698,895		2,698,895	—
	Medical	18,853		28,280		—	—
	TOTAL	478,853		6,644,008		5,304,728	—
Carlos S. Bori(3)	Salary and Short-Term Incentive	403,000	(6)	1,027,650	(7)	—	—
	Accelerated Options	—		180,386		180,386	44,610
	Accelerated RSUs	—		1,028,379		1,028,379	—
	Accelerated PSAs	—		2,687,737		2,687,737	—
	Medical	18,853		28,280		—	—
	TOTAL	421,853		4,952,432		3,896,502	44,610
Peter L. Gammel(3)	Salary and Short-Term Incentive	402,000	(6)	1,366,800	(8)	—	—
	Accelerated Options	—		286,851		286,851	133,830
	Accelerated RSUs	—		584,263		584,263	—
	Accelerated PSAs	—		1,927,588		1,927,588	—
	Medical	18,853		28,280		—	—
	TOTAL	420,853		4,193,782		2,798,702	133,830
Robert J. Terry(3)	Salary and Short-Term Incentive	413,000	(6)	1,053,150	(7)	—	—
	Accelerated Options	—		169,311		169,311	52,045
	Accelerated RSUs	—		668,623		668,623	—
	Accelerated PSAs	—		1,856,834		1,856,834	—
	Medical	18,853		28,280		—	—
	TOTAL	431,853		3,776,198		2,694,768	52,045

(1)	For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.

(2)
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

(4)
Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 28, 2018, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2018, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2015, 2016, and 2017.

(5)
Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of September 28, 2018, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2018, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2015, 2016, and 2017.

(6)	Represents an amount equal to the Named Executive Officer’s annual base salary as of September 28, 2018.

(7)
Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of September 28, 2018, and (B) an Incentive Plan payment, which is equal to the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2018, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2015, 2016, and 2017.

(8)
Represents an amount equal to two (2) times the sum of (A) Mr. Gammel’s annual base salary as of September 28, 2018, and (B) an Incentive Plan payment, which is equal to Mr. Gammel’s “target” short-term cash incentive award for fiscal year 2018, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Gammel for fiscal years 2015, 2016, and 2017.

The following table summarizes the payments and benefits that were made to Mr. Aldrich in fiscal year 2018 in connection with the cessation of his employment as Executive Chairman in May 2018, pursuant to the Aldrich Agreement.

Benefit	($)
Cash Payment	2,776,448	(1)
Accelerated Options	2,504,711	(2)
Accelerated RSUs	2,392,808	(2)
Accelerated FY16 and FY17 PSAs	7,150,342	(2)
Accelerated FY18 PSAs	1,013,525	(3)
Medical	28,280	(4)
TOTAL	15,866,114

(1)
Represents an amount equal to the sum of (A) Mr. Aldrich’s annual base salary as of May 9, 2018, (B) an Incentive Plan payment, which is equal to Mr. Aldrich’s “target” short-term cash incentive award for fiscal year 2018, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Aldrich for fiscal years 2015, 2016, and 2017, and (C) Mr. Aldrich’s actual Incentive Plan payment earned for fiscal year 2018, prorated for the portion of fiscal year 2018 during which he was employed. Excludes the value of accrued vacation/paid time off required by law to be paid upon termination as well as distributions under the Executive Compensation Plan (see the discussion above regarding this inactive plan in the “Nonqualified Deferred Compensation Table”).

(2)
The accelerated option, RSU, FY16 PSA, and FY17 PSA values reflect a price of $99.58 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 24, 2018, the date on which such awards became fully vested. In accordance with the Aldrich Agreement, only a prorated portion of the RSUs granted to Mr. Aldrich on November 7, 2017, during the final fiscal year of the term of the Aldrich Agreement, was accelerated, with such proration based on the number of days Mr. Aldrich performed services for the Company in fiscal year 2018, and with the remainder of such RSUs being forfeited.

(3)
The FY18 PSA value reflects a price of $99.58 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 24, 2018, the date on which Mr. Aldrich’s outstanding awards became fully vested, even though the number of shares to be awarded under the FY18 PSAs had not yet been established as of such date. In accordance with the Aldrich Agreement, Mr. Aldrich became entitled to only a prorated portion of the FY18 PSAs granted to him, with such proration based on the number of days Mr. Aldrich performed services for the Company in fiscal year 2018, and with the remainder of the FY18 PSAs being forfeited. The FY18 PSA value includes only the portion of the FY18 PSAs earned with respect to the EBITDA growth performance metric, which was subject to a one-year performance period, and does not include the value of the portion of the FY18 PSAs to be earned with respect to the TSR percentile ranking performance metric, which is subject to a three-year performance period as described above. The maximum value to which Mr. Aldrich would be entitled with respect to such portion, assuming maximum performance with respect to the TSR percentile ranking performance metric and assuming a price of $99.58 per share, is $2,031,233.

(4)	Reflects anticipated cost of COBRA continuation for a period of eighteen (18) months based on rates as of May 9, 2018.
CEO Pay Ratio
Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. For fiscal year 2018:
•The annual total compensation of our CEO was $9,342,113.
•The annual total compensation of our median compensated employee was $20,881.
•Based on the foregoing, we estimate that our CEO’s total annual compensation was approximately 447 times that of our median employee.
To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:
•We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 9,400 as of September 28, 2018, of which approximately 7,200 are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. The median employee identified within this employee population as of September 28, 2018, is a full-time employee in our Mexicali, Mexico facility.
•To identify the median employee, we used a consistently applied compensation measure that included total taxable earnings paid to our employees in the most recently completed taxable year in their respective jurisdictions. This included base salary, overtime pay, shift premiums, recognition bonuses, annual cash incentive awards, and long-term stock-based incentive awards. We annualized the compensation of permanent, full-time, and part-time employees who were hired after the beginning of the most recently completed taxable year in their respective jurisdictions. We applied an exchange rate as of September 28, 2018, to convert all international currencies into U.S. dollars.
•Using this consistently applied compensation measure, we identified an employee at the median, as well as other employees nearest the median, and calculated each such employee’s total compensation for fiscal year 2018 in accordance with Item 402(c)(2)(x) of Regulation S-K. We determined that the originally identified median employee’s total compensation had anomalous characteristics, so we exercised discretion as permitted by SEC rules to select as the median employee an employee whose compensation we viewed to be more representative of the population near the median.
•We did not use any cost-of-living adjustments in identifying the median employee.
•The annual total compensation of our CEO is the amount reported in the “Total” column of our 2018 Summary Compensation Table.
We believe our pay ratio presented above is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

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
Cash Compensation
Currently, non-employee directors of the Company are paid, in quarterly installments, an annual retainer of $70,000. Additional annual retainers for Chairman, Lead Independent Director, and/or committee service (paid in quarterly installments) are as follows: any non-employee Chairman of the Board ($130,000); the Lead Independent Director, if one has been appointed ($50,000); the Chairman of the Audit Committee ($30,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Governance Committee ($15,000); non-chair member of Audit Committee ($12,000); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($5,000). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
Equity Compensation
Currently, following each annual meeting of stockholders, each non-employee director who is reelected will receive a grant of RSUs having a value of approximately $200,000. Any newly appointed non-employee director will receive an initial equity grant of RSUs having a value of approximately $200,000. The number of shares subject to a non-employee director’s initial RSU award or annual award is determined by dividing the approximate value of the award, as stated above, by the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for each trading day during the 30 consecutive trading day period ending on, and including, the grant date. Unless otherwise determined by the Board of Directors, (a) a non-employee director’s initial equity grant of RSUs will vest in three (3) equal annual installments on the first three anniversaries of the date of grant, and (b) a non-employee director’s annual equity grant of RSUs will vest on the first anniversary of the date of grant. In the event of a change in control of the Company, any outstanding options and RSUs awarded under the 2008 Director Long-Term Incentive Plan will become fully exercisable and deemed fully vested, respectively.
No director who is also an employee receives separate compensation for services rendered as a director. Mr. Griffin is currently the only director who is also an employee of the Company. As discussed above, Mr. Aldrich was an employee of the Company until May 9, 2018, at which time he began receiving compensation for services rendered as a non-employee director.
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2018. The compensation paid to Mr. Aldrich, who retired as an employee of the Company effective May 9, 2018, and thereafter began receiving compensation as a non-employee director, is included above in the “Summary Compensation Table,” as required by Item 402(c) of Regulation S-K.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
David J. McLachlan, Lead Independent Director	137,000	201,611	338,611
Kevin L. Beebe	92,000	201,611	293,611
Timothy R. Furey	85,000	201,611	286,611
Balakrishnan S. Iyer	95,750	201,611	297,361
Christine King	90,000	201,611	291,611
David P. McGlade	85,000	201,611	286,611
Robert A. Schriesheim	98,500	201,611	300,111
Kimberly S. Stevenson	14,457	190,546	205,003

(1)	The non-employee members of the Board of Directors who held such positions on September 28, 2018, held the following aggregate number of unvested RSU awards as of such date:

Name	Number of Shares Subject to Unvested RSUs
David J. McLachlan, Lead Independent Director	2,110
Kevin L. Beebe	2,110
Timothy R. Furey	2,110
Balakrishnan S. Iyer	2,110
Christine King	2,110
David P. McGlade	2,110
Robert A. Schriesheim	2,110
Kimberly S. Stevenson	2,017

(2)
Reflects the grant date fair value of 2,110 RSUs granted on May 9, 2018, to each non-employee director elected at the 2018 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $95.55 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 9, 2018. For Ms. Stevenson, reflects the grant date fair value of 2,017 RSUs granted on July 24, 2018, upon her initial appointment to the Board of Directors.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $70,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. As of January 15, 2019, the Director Stock Ownership guidelines require non-employee directors to hold a minimum of 3,800 shares, and all directors were in compliance with such guidelines as of such date (with the exception of Ms. Stevenson, who is not required to comply with the guidelines until the fifth anniversary of her appointment to the Board of Directors).

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2018 consisted of, Messrs. Beebe, Furey, and McGlade and Ms. King (Chairman). No member of this committee was at any time during fiscal year 2018 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 28, 2018.

THE COMPENSATION COMMITTEE
Kevin L. Beebe
Timothy R. Furey
Christine King, Chairman
David P. McGlade

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 15, 2019, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 15, 2019; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 15, 2019, there were 174,059,816 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 15, 2019, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	18,647,000(3)	10.71%
BlackRock, Inc.	13,206,360(4)	7.59%
Capital Research Global Investors	11,131,443(5)	6.40%
David J. Aldrich	467,645(6)	(*)
Kevin L. Beebe	55,163	(*)
Carlos S. Bori	27,051(6)	(*)
Timothy R. Furey	24,714	(*)
Peter L. Gammel	43,459(6)	(*)
Liam K. Griffin	155,746(6)	(*)
Balakrishnan S. Iyer	18,322	(*)
Christine King	14,928	(*)
David P. McGlade	67,688	(*)
David J. McLachlan	67,088	(*)
Robert A. Schriesheim	71,095	(*)
Kris Sennesael	45,227	(*)
Kimberly S. Stevenson	—	(*)
Robert J. Terry	21,798(6)	(*)
All current directors and executive officers as a group (14 persons)	1,079,924(6)	(*)

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 15, 2019 (the “Current Options”), as follows: Mr. Aldrich—246,559 shares under Current Options; Mr. Bori—8,477 shares under Current Options; Mr. Gammel—24,344 shares under Current Options; Mr. Griffin—63,461 shares under Current Options; Mr. Sennesael—26,386 shares under Current Options; Mr. Terry—5,486 shares under Current Options; current directors and executive officers as a group (14 persons)—374,713 shares under Current Options.
The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 15, 2019, as follows: Mr. Aldrich—2,110 shares under Unvested RSUs; Mr. Beebe—2,110 shares under Unvested RSUs; Mr. Bori—21,345 shares under Unvested RSUs and 17,291 shares under Unvested PSAs; Mr. Furey—2,110 shares under Unvested RSUs; Mr. Gammel—9,493 shares under Unvested RSUs and 11,735 shares under Unvested PSAs; Mr. Griffin—87,708 shares under Unvested RSUs and 64,937 shares under Unvested PSAs; Mr. Iyer—2,110 shares under Unvested RSUs; Ms. King—2,110 shares under Unvested RSUs; Mr. McGlade—2,110 shares under Unvested RSUs; Mr. McLachlan—2,110 shares under Unvested RSUs; Mr. Schriesheim—2,110 shares under Unvested RSUs; Mr. Sennesael—34,393 shares under Unvested RSUs and 17,677 shares under Unvested PSAs; Ms. Stevenson—2,017 shares under Unvested RSUs; Mr. Terry—13,591 shares under Unvested RSUs and 11,951 shares under Unvested PSAs; current directors and executive officers as a group (14 persons)—185,427 shares under Unvested RSUs and 123,591 shares under Unvested PSAs.

(3)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 259,831 shares, shared voting power with respect to 47,633 shares, sole dispositive power with respect to 18,340,420 shares and shared dispositive power with respect to 306,580 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 205,022 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 155,142 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 12, 2018. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA, 19355.

(4)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 11,475,691 shares and sole dispositive power with respect to 13,206,360 shares which are held by the following of its subsidiaries: BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock Asset Management Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Asset Management Schweiz AG, BlackRock Capital Management, Inc., BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Limited, BlackRock Investment Management, LLC, BlackRock Japan Co. Ltd., and BlackRock Life Limited. With respect to the information relating to BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on February 8, 2018. The address of BlackRock is 55 East 52nd Street, New York, NY, 10055.

(5)
Consists of shares beneficially owned by Capital Research Global Investors (“Capital Research”), a division of Capital Research and Management Company. Capital Research has sole voting power and sole dispositive power with respect to 11,131,443 shares. With respect to the information relating to Capital Research, the Company has relied on information supplied by Capital Research on a Schedule 13G/A filed with the SEC on November 9, 2018. The address of Capital Research is 333 South Hope Street, Los Angeles, CA, 90071.

(6)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 15, 2019.
Equity Compensation Plan Information
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
The following table presents information about these plans as of September 28, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	1,854,438(1)	58.54	14,515,549(2)
Equity compensation plans not approved by security holders	52,600	7.13	142,027(3)
TOTAL	1,907,038	57.12	14,657,576

(1)
Excludes 1,181,861 unvested shares under restricted stock and RSU awards and 1,325,017 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY18 PSAs at target levels.

(2)
Includes 377,419 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 13,448,078 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 650,052 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the AATI 2005 Equity Incentive Plan or the 2005 Long-Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 29, 2017, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy, which was amended in November 2018, and which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Kevin L. Beebe, Timothy R. Furey, Balakrishnan S. Iyer, Christine King, David J. McLachlan, David P. McGlade, Robert A. Schriesheim, and Kimberly S. Stevenson, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2018 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2018. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2018 ($)	% of Total (%)	Fiscal Year 2017 ($)	% of Total (%)
Audit Fees(1)	2,479,090	89.9	1,741,700	93.7
Audit-Related Fees	—	—	—	—
Tax Fees(2)	240,500	8.7	67,000	3.6
All Other Fees(3)	38,500	1.4	49,560	2.7
Total Fees	2,758,090	100	1,858,260	100

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2018 and 2017. Fiscal year 2018 and 2017 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act.

(2)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $230,000 and $57,000 of the total tax fees for fiscal years 2018 and 2017, respectively.

(3)	All other fees for fiscal years 2018 and 2017 relate to fees incurred for conflict mineral reporting compliance and licenses to accounting and research software.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2018 and fiscal year 2017.

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
ITEM 16. FORM 10-K SUMMARY.
None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Memorandum of Understanding dated as of April 28, 2014, by and between the Company and Panasonic Corporation, acting through Automotive & Industrial Systems Company	10-Q	001-05560	2.1	7/30/2014
2.2	Stock Purchase Agreement dated as of July 2, 2014, by and among the Company, Skyworks Luxembourg S.A.R.L., Panasonic Corporation, acting through Automotive & Industrial Systems Company, Panasonic Asia Pacific Pte., Ltd. Skyworks Panasonic Filter Solutions Japan Co., Ltd. and Skyworks Panasonic Filter Solutions Singapore Pte. Ltd.	10-K	001-05560	2.5	11/25/2014
2.3	Agreement and Plan of Merger dated as of August 3, 2018, by and among the Company, Avnera Corporation, AI Acquisition Corp., and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Equityholders	10-K	001-05560	2.3	11/15/2018
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	2/5/2018
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
10.1*	Alpha Industries Executive Compensation Plan dated January 1, 1995, and Trust for the Alpha Industries Executive Compensation Plan dated January 3, 1995	10-K	001-05560	10.D	12/14/2005
10.2*	Skyworks Solutions, Inc. 1999 Employee Long-Term Incentive Plan	10-K	001-05560	10.L	12/23/2002
10.3*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.4*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.7*	Form of Performance Share Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.C	1/31/2013
10.8*	Form of Restricted Stock Unit Agreement under the Company’s 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/9/2014
10.9*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.10*	Form of Restricted Stock Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.NN	5/7/2008
10.11*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.12*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.13*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	8/5/2015
10.14*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.15*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.16*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.17*	Advanced Analogic Technologies Incorporated 2005 Equity Incentive Plan	10-K	001-05560	10.DD	11/21/2012
10.18*	Fiscal Year 2018 Executive Incentive Plan, as Amended	10-Q	001-05560	10.2	2/5/2018
10.19*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/20/2018
10.20*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.21*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.22*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015
10.23*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.24*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.25*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.26*	International Assignment Agreement, dated September 13, 2017, between the Company and Peter L. Gammel	10-K	001-05560	10.28	11/13/2017
21	Subsidiaries of the Company	10-K	001-05560	21	11/15/2018
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/15/2018
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/15/2018
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/15/2018
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/15/2018
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/15/2018

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	January 25, 2019	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer