Form 10-Q
period 2018-12-28
SKYWORKS SOLUTIONS, INC.
filed 2019-02-06
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2019
Common Stock, par value $.25 per share	174,064,672

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 28, 2018

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 28, 2018	December 29, 2017
Net revenue	$972.0	$1,051.9
Cost of goods sold	486.9	515.1
Gross profit	485.1	536.8
Operating expenses:
Research and development	109.2	98.0
Selling, general and administrative	47.8	51.3
Amortization of intangibles	7.4	4.0
Restructuring and other charges (benefits)	(0.2)	—
Total operating expenses	164.2	153.3
Operating income	320.9	383.5
Other income, net	2.9	2.1
Income before income taxes	323.8	385.6
Provision for income taxes	38.9	315.2
Net income	$284.9	$70.4
Earnings per share:
Basic	$1.61	$0.38
Diluted	$1.60	$0.38
Weighted average shares:
Basic	176.6	183.1
Diluted	177.7	185.5

Cash dividends declared and paid per share	$0.38	$0.32

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 28, 2018	December 29, 2017
Net income	$284.9	$70.4
Other comprehensive income
Fair value of investments	0.1	—
Comprehensive income	$285.0	$70.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 28, 2018	September 28, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,085.7	$733.3
Marketable securities	13.4	294.1
Receivables, net of allowance for doubtful accounts of $0.7 and $0.6, respectively	524.4	655.8
Inventory	493.1	490.2
Other current assets	91.9	88.8
Total current assets	2,208.5	2,262.2
Property, plant and equipment, net	1,140.6	1,140.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	130.1	143.7
Deferred tax assets, net	34.7	36.5
Marketable securities	2.7	22.8
Other assets	32.5	33.0
Total assets	$4,738.9	$4,828.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156.5	$229.9
Accrued compensation and benefits	70.8	85.2
Other current liabilities	130.0	74.6
Total current liabilities	357.3	389.7
Long-term tax liabilities	313.5	310.5
Other long-term liabilities	29.8	31.7
Total liabilities	700.6	731.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 229.3 shares issued and 174.1 shares outstanding at December 28, 2018, and 228.4 shares issued and 177.4 shares outstanding at September 28, 2018	43.5	44.4
Additional paid-in capital	3,088.4	3,061.0
Treasury stock, at cost	(3,036.1)	(2,732.5)
Retained earnings	3,950.7	3,732.9
Accumulated other comprehensive loss	(8.2)	(8.8)
Total stockholders’ equity	4,038.3	4,097.0
Total liabilities and stockholders’ equity	$4,738.9	$4,828.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	284.9	—	284.9
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.7	0.1	0.2	(19.6)	5.1	—	—	(14.4)
Share-based compensation expense	—	—	—	—	21.3	—	—	21.3
Share repurchase program	(4.0)	(1.0)	4.0	(284.0)	1.0	—	—	(284.0)
Dividends declared	—	—	—	—	—	(67.1)	—	(67.1)
Other comprehensive loss	—	—	—	—	—	—	0.6	0.6
Balance at December 28, 2018	174.1	$43.5	55.2	$(3,036.1)	$3,088.4	$3,950.7	$(8.2)	$4,038.3

Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7
Net income	—	—	—	—	—	70.4	—	70.4
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.9	0.2	0.4	(44.7)	14.7	—	—	(29.8)
Share-based compensation expense	—	—	—	—	27.4	(1.9)	—	25.5
Share repurchase program	(1.6)	(0.4)	1.6	(172.5)	0.4	—	—	(172.5)
Dividends declared	—	—	—	—	—	(58.8)	—	(58.8)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at December 29, 2017	182.4	$45.6	44.9	$(2,142.2)	$2,936.3	$3,069.3	$(8.5)	$3,900.5

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 28, 2018	December 29, 2017
Cash flows from operating activities:
Net income	$284.9	$70.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	20.8	25.8
Depreciation	77.5	63.6
Amortization of intangible assets, including inventory step-up	15.5	5.5
Deferred income taxes	1.8	21.4
Other, net	1.0	—
Changes in assets and liabilities:
Receivables, net	131.4	(4.1)
Inventory	(5.0)	34.5
Other current and long-term assets	(2.6)	(20.6)
Accounts payable	(22.2)	(105.4)
Other current and long-term liabilities	45.9	269.7
Net cash provided by operating activities	549.0	360.8
Cash flows from investing activities:
Capital expenditures	(129.5)	(28.2)
Purchased intangibles	—	(6.0)
Purchases of marketable securities	(2.2)	—
Sales and maturities of marketable securities	303.2	—
Net cash provided by (used in) investing activities	171.5	(34.2)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(19.4)	(44.7)
Repurchase of common stock - stock repurchase program	(284.0)	(172.5)
Dividends paid	(67.1)	(59.1)
Net proceeds from exercise of stock options	2.4	14.4
Net cash used in financing activities	(368.1)	(261.9)
Net increase in cash and cash equivalents	352.4	64.7
Cash and cash equivalents at beginning of period	733.3	1,616.8
Cash and cash equivalents at end of period	$1,085.7	$1,681.5
Supplemental cash flow disclosures:
Income taxes paid	$1.6	$7.2

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018, filed with the SEC on November 15, 2018, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 25, 2019 (the “2018 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2019 consists of 52 weeks and ends on September 27, 2019. Fiscal 2018 consisted of 52 weeks and ended on September 28, 2018. The first quarters ended for fiscal 2019 and 2018 each consisted of 13 weeks, and ended on December 28, 2018, and December 29, 2017, respectively.

Recently Adopted Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The Company adopted ASU 2014-09 at the beginning of the first quarter of fiscal 2019 using the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company has determined the impact of the new revenue standard on its business processes, systems, controls and consolidated financial statements is not material. Refer to Note 2, Revenue Recognition, for additional information.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-entity Transfers of an Asset Other than Inventory (“ASU 2016-16”). This ASU provides guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The Company adopted ASU 2016-16 during the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 320), (“ASU 2016-13”). This ASU requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses. The ASU also limits the credit loss to the amount by which fair value is below amortized cost. The Company adopted ASU 2016-13 during the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 320), (“ASU 2016-01”). This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The Company adopted ASU 2016-01 during the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company will early adopt ASU 2018-07 during fiscal 2019 and does not expect it to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”). This ASU requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018, with early adoption permitted. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. The adoption of this ASU will result in an increase to the Company’s consolidated balance sheet for these assets and obligations. The Company is currently evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures.

Supplemental Cash Flow Information
At December 28, 2018, the Company had $13.7 million accrued to other long-term liabilities for capital equipment, and $43.0 million accrued to accounts payable for capital equipment. At September 28, 2018, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $94.1 million accrued to accounts payable for capital equipment. These amounts accrued at December 28, 2018, and September 28, 2018, for capital equipment purchases have been excluded from the consolidated statements of cash flows for the three months ended December 28, 2018, and September 28, 2018, respectively, and are expected to be paid in subsequent periods.

2.    REVENUE RECOGNITION

Change in Accounting Policy
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal 2019 for open contracts not completed as of the adoption date using the modified retrospective approach. The impact from the cumulative effect adjustment was not material and comparative information for prior periods has not been adjusted. The impact of applying the new standard on the Company’s consolidated financial statements for the quarter ended December 28, 2018, was not material, except for an increase in accounts receivable and other current liabilities in the amount of $32.8 million to reflect customer credits as a liability.

Revenue Recognition Policy
The Company derives its revenue primarily from the sale of semiconductor products under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in the new standard in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Performance Obligations
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the customer. Transfer of control occurs upon shipment to the distributor or direct customer or when products are pulled from consignment inventory by the customer. Point in time recognition was determined as products manufactured under non-cancellable orders create an asset with an alternative use to the Company. Returns under the Company’s general assurance warranty of products have not been material and warranty-

related services are not considered a separate performance obligation. As of December 28, 2018, the amount of remaining performance obligation that has not been recognized as revenue is not material.

Transaction Price
Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion or from distributors with stock rotation rights. Stock rotation allows distributors limited levels of returns and is based on the distributor’s prior purchases. Price protection represents price discounts granted to certain distributors and is based on negotiations on sales to end customers. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. The Company records net revenue excluding taxes collected on its sales to trade customers.

Contract Balances
Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are due within one year of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregate Revenue
The Company has a single reportable operating segment which designs, develops, manufactures and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is the president and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level, and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

The Company disaggregates revenue from contracts with customers by geography as it believes that doing so best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area presented based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters are as follows (in millions):

	Three Months Ended
	December 28, 2018	December 29, 2017
United States	$600.1	$626.8
China	194.5	199.6
South Korea	99.1	118.3
Taiwan	40.7	72.3
Europe, Middle East and Africa	32.7	29.4
Other Asia-Pacific	4.9	5.5
Total	$972.0	$1,051.9
The Company’s revenue to external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

For the three months ended December 28, 2018, and December 29, 2017, one customer accounted for 58% and 56%, respectively, of the Company’s net revenue.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	December 28, 2018	September 28, 2018	December 28, 2018	September 28, 2018
U.S. Treasury and government	$7.9	$65.0	$—	$—
Corporate bonds and notes	1.4	204.1	—	12.0
Municipal bonds	2.2	2.0	2.7	0.8
Other government	1.9	23.0	—	10.0
Total	$13.4	$294.1	$2.7	$22.8

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were no unrealized gains or losses at December 28, 2018, and $0.1 million in unrealized losses on Municipal bonds at September 28, 2018.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended December 28, 2018.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of December 28, 2018				As of September 28, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$1,085.7	$1,084.7	$1.0	$—	$79.3	$29.7	$49.6	$—
U.S. Treasury and government securities	8.0	—	8.0	—	65.0	15.0	50.0	—
Corporate bonds and notes	1.4	—	1.4	—	216.0	—	216.0	—
Municipal bonds	4.8	—	4.8	—	2.8	—	2.8	—
Other government securities	1.9	—	1.9	—	33.1	—	33.1	—
Total	$1,101.8	$1,084.7	$17.1	$—	$396.2	$44.7	$351.5	$—
Liabilities
Contingent consideration	$3.1	$—	$—	$3.1	$3.1	$—	$—	$3.1
Total	$3.1	$—	$—	$3.1	$3.1	$—	$—	$3.1

* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

There were no changes to the fair value of the Level 3 liabilities during the three months ended December 28, 2018.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 28, 2018.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 28, 2018	September 28, 2018
Raw materials	$21.5	$20.2
Work-in-process	301.5	340.7
Finished goods	162.5	124.8
Finished goods held on consignment by customers	7.6	4.5
Total inventory	$493.1	$490.2

6.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	December 28, 2018	September 28, 2018
Land and improvements	$11.7	$11.6
Buildings and improvements	258.7	238.0
Furniture and fixtures	31.8	31.5
Machinery and equipment	2,151.6	2,089.6
Construction in progress	163.3	179.0
Total property, plant and equipment, gross	2,617.1	2,549.7
Accumulated depreciation	(1,476.5)	(1,408.8)
Total property, plant and equipment, net	$1,140.6	$1,140.9

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 28, 2018.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 28, 2018.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	December 28, 2018			September 28, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.7	$28.7	$(14.9)	$13.8	31.7	(13.2)	18.5
Developed technology and other	5.3	89.9	(30.8)	59.1	89.9	(23.5)	66.4
Trademarks	3.0	1.6	(0.9)	0.7	1.6	(0.8)	0.8
Capitalized software	3.0	18.0	(7.5)	10.5	18.0	(6.0)	12.0
IPR&D		46.0	—	46.0	46.0	—	46.0
Total intangible assets		$184.2	$(54.1)	$130.1	$187.2	$(43.5)	$143.7

Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	Remaining 2019	2020	2021	2022	2023	Thereafter
Amortization expense, cost of goods sold	$18.1	$21.9	$0.1	$0.1	$0.1	$1.9
Amortization expense, operating expense	15.7	12.4	9.0	1.0	1.0	2.8
Total amortization expense	$33.8	$34.3	$9.1	$1.1	$1.1	$4.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 28, 2018	December 29, 2017
United States income taxes	$29.5	$304.9
Foreign income taxes	9.4	10.3
Provision for income taxes	$38.9	$315.2

Effective tax rate	12.0%	81.7%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 28, 2018, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and an increase in tax expense related to a change in the reserve for uncertain tax positions.

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the three months ended December 29, 2017, resulted primarily from a one-time charge of $257.8 million related to the mandatory deemed repatriation tax on foreign earnings, a one-time charge of $18.5 million related to the revaluation of the deferred tax assets and liabilities related to tax reform, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit of $16.2 million related to windfall stock deductions. The one-time charge related to the mandatory deemed repatriation tax was subsequently reduced to $224.6 million in the measurement period established under Staff Accounting Bulletin 118, primarily due to a change in the interpretation of the definition of cash within the computation.

On December 22, 2017, the President of the United States signed into law new tax legislation (the “Tax Reform Act”). In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion—the GILTI provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company is making an accounting policy election to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules and therefore will not provide any deferred tax impacts of GILTI in its consolidated financial statements for the quarter ended December 28, 2018. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. These BEAT provisions are effective for the Company beginning in fiscal 2019. The Company has analyzed the BEAT provisions for the quarter ended December 28, 2018, and is not subject to the minimum tax imposed by the BEAT provisions. Other significant provisions of the Tax Reform Act that are effective in fiscal 2019 and that have an impact on the Company’s income taxes, include the inclusion of performance-based compensation in determining the excessive compensation limitation and the benefit related to FDII.

Accrued taxes of $71.6 million and $62.5 million have been included in other current liabilities within the consolidated balance sheets as of December 28, 2018, and December 29, 2017, respectively. The $224.6 million deemed repatriation tax is payable over the next eight years, $18.0 million per year for each of the next five years, followed by payments of $33.6 million, $44.9 million, and $56.1 million in years six through eight, respectively. The Company has accrued $206.6 million of the deemed repatriation tax in long-term liabilities within the consolidated balance sheet as of December 28, 2018.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 31, 2018, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.0 billion of its common stock from time to time prior to January 31, 2020, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 28, 2018, the Company paid $284.0 million (including commissions) in connection with the repurchase of 4.0 million shares of its common stock (paying an average price of $71.00 per share). As of December 28, 2018, $129.0 million remained available under the existing stock repurchase authorization.

On January 30, 2019, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 30, 2021, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the aforementioned January 31, 2018, plan. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the repurchase program using the Company’s working capital.

Dividends
On February 5, 2019, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.38 per share, payable on March 19, 2019, to the Company’s stockholders of record as of the close of business on February 26, 2019.

During the three months ended December 28, 2018, the Company declared and paid a $0.38 dividend per common share with a total charge to retained earnings of $67.1 million

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended
	December 28, 2018	December 29, 2017
Cost of goods sold	$3.6	$4.1
Research and development	12.5	11.2
Selling, general and administrative	4.7	10.5
Total share-based compensation	$20.8	$25.8

On November 15, 2017, the Company agreed to potentially issue not more than 1% of its common stock to an unaffiliated third party as a contingent consideration for its role under a multi-year collaboration agreement, upon the achievement of certain product sales milestones. The shares have been valued utilizing a probability weighted series of Black-Scholes pricing models and could be issued after mid-2020.  The shares will be marked to estimated fair value each reporting period through earnings.  The amount recorded in the statement of operations within selling, general and administrative expense for the three months ended December 28, 2018, is not material.

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 28, 2018	December 29, 2017
Net income	$284.9	$70.4

Weighted average shares outstanding – basic	176.6	183.1
Dilutive effect of equity based awards	1.1	2.4
Weighted average shares outstanding – diluted	177.7	185.5

Net income per share – basic	$1.61	$0.38
Net income per share – diluted	$1.60	$0.38

Anti-dilutive common stock equivalents	1.7	0.4

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended December 28, 2018, and December 29, 2017, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2018 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 2018, AND DECEMBER 29, 2017

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 28, 2018	December 29, 2017
Net revenue	100.0%	100.0%
Cost of goods sold	50.1	49.0
Gross profit	49.9	51.0
Operating expenses:
Research and development	11.2	9.3
Selling, general and administrative	4.9	4.9
Amortization of intangibles	0.8	0.4
Total operating expenses	16.9	14.6
Operating income	33.0	36.4
Other income, net	0.3	0.2
Income before income taxes	33.3	36.6
Provision for income taxes	4.0	30.0
Net income	29.3%	6.6%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our analog semiconductors are connecting people, places, and things spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the three months ended December 28, 2018, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 7.6% to $972.0 million for the three months ended December 28, 2018, as compared with the corresponding period in fiscal 2018. This decrease in revenue was primarily driven by weakness in smartphone demand, partially offset by increasing radio frequency (“RF”) content per smartphone.

•
Our ending cash, cash equivalents and marketable securities balance increased approximately 4.9% to $1,101.8 million as of December 28, 2018, from $1,050.2 million as of September 28, 2018. This increase in cash, cash equivalents and marketable securities was primarily the result of cash generated from operations of $549.0 million, partially offset by the repurchase of 4.0 million shares of common stock for $284.0 million, capital expenditures of $129.5 million, and dividend payments of $67.1 million during the three months ended December 28, 2018.

NET REVENUE

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Net revenue	$972.0	(7.6)%	$1,051.9

We market and sell our products directly to OEMs of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during our fourth and first fiscal quarters, primarily as a result of increased worldwide production of consumer electronics in anticipation of increased holiday sales, whereas our second and third fiscal quarters are typically lower and in line with seasonal industry trends.

We generated net revenue of $972.0 million for the three months ended December 28, 2018, a decrease of $79.9 million or 7.6%, as compared with $1,051.9 million for the corresponding period in fiscal 2018. This decrease in net revenue is primarily related to weakness in smartphone demand, partially offset by increasing RF content per smartphone.

GROSS PROFIT

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Gross profit	$485.1	(9.6)%	$536.8
% of net revenue	49.9%		51.0%

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

The $51.7 million decrease in gross profit for the three months ended December 28, 2018, as compared with the corresponding period in fiscal 2018, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $170.5 million. These negative impacts were partially offset by favorable product mix that positively impacted gross profit by $119.8 million. Gross profit margin decreased to 49.9% of net revenue for the three months ended December 28, 2018, as compared with 51.0% in the corresponding period in fiscal 2018.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Research and development	$109.2	11.4%	$98.0
% of net revenue	11.2%		9.3%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three months ended December 28, 2018, as compared with the corresponding period in fiscal 2018, was primarily related to an increase in employee-related compensation expense and product development–related expenses. Research and development expense increased as a percentage of net revenue as a result of our increased investment in developing new technologies and products.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Selling, general and administrative	$47.8	(6.8)%	$51.3
% of net revenue	4.9%		4.9%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three months ended December 28, 2018, as compared with the corresponding period in fiscal 2018, was primarily related to a decrease in share-based compensation expense. Selling, general and administrative expenses remained consistent as a percentage of net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Amortization of purchased intangibles	$14.0	250.0%	$4.0
Amortization of capitalized software	1.5	100.0%	—
Total amortization of intangibles	$15.5		$4.0
% of net revenue	1.6%		0.4%

During the three months ended December 28, 2018, $8.1 million and $7.4 million in amortization of intangibles were included in cost of goods sold and selling, general and administrative expense, respectively. During the three months ended December 29, 2017, $4.0 million in amortization of intangibles was included in selling, general and administrative expense.

The increase in amortization expense for the three months ended December 28, 2018, as compared with the corresponding period in fiscal 2018, was primarily due to amortization attributable to the Avnera acquisition completed in the fourth quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 28, 2018	Change	December 29, 2017
(dollars in millions)
Provision for income taxes	$38.9	(87.7)%	$315.2
% of net revenue	4.0%		30.0%

We recorded a provision for income taxes of $38.9 million (which consisted of $29.5 million and $9.4 million related to United States and foreign income taxes, respectively) for the three months ended December 28, 2018.

The effective tax rate for the three months ended December 28, 2018, was 12.0%, as compared with 81.7% for the three months ended December 29, 2017. The difference between our three month effective tax rate of 12.0% and the 21% United States federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign derived intangible income deduction, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income, and an increase in tax expense related to a change in the reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 28, 2018	December 29, 2017
Cash and cash equivalents at beginning of period	$733.3	$1,616.8
Net cash provided by operating activities	549.0	360.8
Net cash provided by (used in) investing activities	171.5	(34.2)
Net cash used in financing activities	(368.1)	(261.9)
Cash and cash equivalents at end of period	$1,085.7	$1,681.5

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the three months ended December 28, 2018, we generated $549.0 million of cash from operating activities, an increase of $188.2 million as compared with the $360.8 million generated during the three months ended December 29, 2017. The increase in cash from operating activities during the three months ended December 28, 2018, was primarily related to an increase in cash generated from collecting receivables and reduced payments of payables totaling $218.7 million.

Cash provided by investing activities:

Cash provided by investing activities consists of cash received related to the sale or maturity of marketable securities, partially offset by cash paid for capital expenditures and cash paid related to the purchase of marketable securities. Cash provided by investing activities was $171.5 million during the three months ended December 28, 2018, as compared with $34.2 million cash used in investing activities during the three months ended December 29, 2017. Purchases of marketable securities were $2.2 million and sales and maturities of marketable securities were $303.2 million during the three months ended December 28, 2018. The cash used for capital expenditures was $129.5 million in the three months ended December 28, 2018, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During the three months ended December 28, 2018, we had net cash outflows from financing activities of $368.1 million, as compared with net cash outflows from financing activities of $261.9 million during the three months ended December 29, 2017. During the three months ended December 28, 2018, we had the following significant uses of cash:

•	$284.0 million related to our repurchase of 4.0 million shares of our common stock pursuant to the stock repurchase program approved by our Board of Directors on January 31, 2018;

•	$67.1 million related to the payment of cash dividends on our common stock; and

•	$19.4 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

These uses of cash were partially offset by the net proceeds from employee stock option exercises of $2.4 million during the three months ended December 28, 2018.

Liquidity:
Cash and cash equivalent balances were $1,085.7 million as of December 28, 2018, representing an increase of $352.4 million from September 28, 2018. The increase resulted from $549.0 million in cash generated from operations and $301.0 million in net sales and maturities of marketable securities, partially offset by $284.0 million used to repurchase 4.0 million shares of stock, $67.1 million in cash dividend payments, $19.4 million used to repurchase shares related to payroll tax withholdings on equity awards, and $129.5 million in capital expenditures. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, other government securities, corporate debt securities and commercial paper.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2018 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $1,085.7 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $13.4 million and $2.7 million within short-term and long-term marketable securities, respectively, as of December 28, 2018.

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

Based on our results of operations for the three months ended December 28, 2018, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended December 28, 2018, we had no outstanding foreign currency forward or option contracts with financial institutions.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 28, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2018 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
9/29/18-10/26/18	266(2)	$91.28	—	$412.8 million
10/27/18-11/23/18	1,503,214(3)	$72.67	1,250,000	$323.3 million
11/24/18-12/28/18	2,750,463(4)	$70.65	2,750,000	$129.0 million
Total	4,253,943		4,000,000

(1) The stock repurchase program approved by the Board of Directors on January 31, 2018, authorizes the repurchase of up to $1.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On January 30, 2019, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on January 30, 2021, and replaces in its entirety the January 31, 2018, plan.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.
(3) 1,250,000 shares were repurchased at an average price of $71.77 per share as part of our stock repurchase program, and 253,214 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $77.11 per share.
(4) 2,750,000 shares were repurchased at an average price of $70.65 per share as part of our stock repurchase program, and 463 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $69.56 per share.

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

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Fiscal Year 2019 Executive Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 5, 2019	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)