Form 10-Q
period 2019-03-29
SKYWORKS SOLUTIONS, INC.
filed 2019-05-03
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 001-05560
SKYWORKS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road, Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 376-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share	SWKS	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2019
Common Stock, par value $.25 per share	172,693,582

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2019

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net revenue	$810.4	$913.4	$1,782.4	$1,965.3
Cost of goods sold	410.2	454.7	897.0	969.8
Gross profit	400.2	458.7	885.4	995.5
Operating expenses:
Research and development	107.5	106.7	216.7	204.7
Selling, general and administrative	47.9	57.5	95.7	108.8
Amortization of intangibles	5.7	4.1	13.1	8.1
Restructuring and other charges	1.5	1.0	1.4	1.0
Total operating expenses	162.6	169.3	326.9	322.6
Operating income	237.6	289.4	558.5	672.9
Other income, net	3.7	2.9	6.6	5.0
Income before income taxes	241.3	292.3	565.1	677.9
Provision for income taxes	27.3	16.3	66.3	331.5
Net income	$214.0	$276.0	$498.8	$346.4
Earnings per share:
Basic	$1.23	$1.51	$2.85	$1.89
Diluted	$1.23	$1.50	$2.83	$1.87
Weighted average shares:
Basic	173.8	182.5	175.2	182.8
Diluted	174.6	184.3	176.1	184.9

Cash dividends declared and paid per share	$0.38	$0.32	$0.76	$0.64

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income	$214.0	$276.0	$498.8	$346.4
Other comprehensive income
Fair value of investments	0.1	—	0.2	—
Pension adjustments	0.5	—	0.5	—
Foreign currency translation adjustment	—	(0.3)	—	(0.3)
Comprehensive income	$214.6	$275.7	$499.5	$346.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	March 29, 2019	September 28, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$816.3	$733.3
Marketable securities	141.1	294.1
Receivables, net of allowance for doubtful accounts of $0.7 and $0.6, respectively	543.8	655.8
Inventory	555.0	490.2
Other current assets	103.9	88.8
Total current assets	2,160.1	2,262.2
Property, plant and equipment, net	1,169.8	1,140.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	129.9	143.7
Deferred tax assets, net	49.2	36.5
Marketable securities	33.9	22.8
Other long-term assets	32.8	33.0
Total assets	$4,765.5	$4,828.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167.9	$229.9
Accrued compensation and benefits	70.3	85.2
Other current liabilities	100.1	74.6
Total current liabilities	338.3	389.7
Long-term tax liabilities	315.7	310.5
Other long-term liabilities	30.6	31.7
Total liabilities	684.6	731.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 229.6 shares issued and 172.7 shares outstanding at March 29, 2019, and 228.4 shares issued and 177.4 shares outstanding at September 28, 2018	43.2	44.4
Additional paid-in capital	3,126.2	3,061.0
Treasury stock, at cost	(3,179.1)	(2,732.5)
Retained earnings	4,098.7	3,732.9
Accumulated other comprehensive loss	(8.1)	(8.8)
Total stockholders’ equity	4,080.9	4,097.0
Total liabilities and stockholders’ equity	$4,765.5	$4,828.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	284.9	—	284.9
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.7	0.1	0.2	(19.6)	5.1	—	—	(14.4)
Share-based compensation expense	—	—	—	—	21.3	—	—	21.3
Share repurchase program	(4.0)	(1.0)	4.0	(284.0)	1.0	—	—	(284.0)
Dividends declared	—	—	—	—	—	(67.1)	—	(67.1)
Other comprehensive loss	—	—	—	—	—	—	0.6	0.6
Balance at December 28, 2018	174.1	$43.5	55.2	$(3,036.1)	$3,088.4	$3,950.7	$(8.2)	$4,038.3
Net income	—	—	—	—	—	$214.0	—	$214.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.3	$0.1	0.1	$(1.5)	$15.5	$—	$—	$14.2
Share-based compensation expense	—	$—	—	$—	$21.8	$—	$—	$21.8
Share repurchase program	(1.7)	$(0.4)	1.7	$(141.5)	$0.5	$—	$—	$(141.5)
Dividends declared	—	$—	—	$—	$—	$(66.0)	$—	$(66.0)
Other comprehensive loss	—	$—	—	$—	$—	$—	$0.1	$0.1
Balance at March 29, 2019	172.7	$43.2	57.0	$(3,179.1)	$3,126.2	$4,098.7	$(8.1)	$4,080.9

Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7
Net income	—	—	—	—	—	70.4	—	70.4
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.9	0.2	0.4	(44.7)	14.7	—	—	(29.8)
Share-based compensation expense	—	—	—	—	27.4	(1.9)	—	25.5
Share repurchase program	(1.6)	(0.4)	1.6	(172.5)	0.4	—	—	(172.5)
Dividends declared	—	—	—	—	—	(58.8)	—	(58.8)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at December 29, 2017	182.4	$45.6	44.9	$(2,142.2)	$2,936.3	$3,069.3	$(8.5)	$3,900.5
Net income	—	—	—	—	—	$276.0	—	$276.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.7	$0.2	—	$(1.7)	$27.7	$—	$—	$26.2
Share-based compensation expense	—	$—	—	$—	$38.1	$—	$—	$38.1
Share repurchase program	(1.0)	$(0.3)	1.0	$(111.8)	$0.3	$—	$—	$(111.8)
Dividends declared	—	$—	—	$—	$—	$(58.5)	$—	$(58.5)
Other comprehensive income	—	$—	—	$—	$—	$—	$(0.3)	$(0.3)
Balance at March 30, 2018	182.1	$45.5	45.9	$(2,255.7)	$3,002.4	$3,286.8	$(8.8)	$4,070.2

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net income	$498.8	$346.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	42.6	66.8
Depreciation	156.4	129.6
Amortization of intangible assets, including inventory step-up	28.6	11.1
Deferred income taxes	(27.6)	25.6
Other, net	0.8	—
Changes in assets and liabilities:
Receivables, net	112.0	87.5
Inventory	(66.9)	26.3
Other current and long-term assets	(14.9)	(27.1)
Accounts payable	(23.9)	(82.2)
Other current and long-term liabilities	35.2	211.0
Net cash provided by operating activities	741.1	795.0
Cash flows from investing activities:
Capital expenditures	(226.2)	(118.5)
Purchased intangibles	(12.9)	(6.0)
Purchases of marketable securities	(166.7)	—
Sales and maturities of marketable securities	309.2	—
Net cash used in investing activities	(96.6)	(124.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(21.0)	(46.5)
Repurchase of common stock - stock repurchase program	(425.5)	(284.2)
Dividends paid	(133.1)	(117.5)
Net proceeds from exercise of stock options	6.8	32.3
Proceeds from employee stock purchase plan	11.3	9.9
Net cash used in financing activities	(561.5)	(406.0)
Net increase in cash and cash equivalents	83.0	264.5
Cash and cash equivalents at beginning of period	733.3	1,616.8
Cash and cash equivalents at end of period	$816.3	$1,881.3
Supplemental cash flow disclosures:
Income taxes paid	$87.5	$76.2

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2019 consists of 52 weeks and ends on September 27, 2019. Fiscal 2018 consisted of 52 weeks and ended on September 28, 2018. The second quarters of fiscal 2019 and 2018 each consisted of 13 weeks and ended on March 29, 2019, and March 30, 2018, respectively.

Recently Adopted Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (“FASB”) deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASU 2014-09 at the beginning of the first quarter of fiscal 2019 using the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company has determined the impact of the new revenue standard on its business processes, systems, controls and consolidated financial statements is not material. Refer to Note 2, Revenue Recognition, for additional information.

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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 during the second quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted ASU 2018-15, on a prospective basis, during the second quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to reflect most leases on their balance sheet as assets and obligations. The Company plans to adopt the new guidance in the first quarter of fiscal 2020. The Company will utilize the modified retrospective method and will recognize any cumulative effect adjustment in retained earnings at the beginning of the period of adoption. The Company is currently evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures, including the available practical expedients and the discount rate to be applied in the valuations.

Supplemental Cash Flow Information
At March 29, 2019, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $38.1 million accrued to accounts payable for capital equipment. At September 28, 2018, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $94.1 million accrued to accounts payable for capital equipment. These amounts accrued at March 29, 2019, for capital equipment purchases have been excluded from the consolidated statements of cash flows for the six months ended March 29, 2019, and are expected to be paid in subsequent periods.

2.    REVENUE RECOGNITION

Change in Accounting Policy
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal 2019 for open contracts not completed as of the adoption date using the modified retrospective approach. The impact from the cumulative effect adjustment was not material and comparative information for prior periods has not been adjusted. The impact of applying the new standard on the Company’s consolidated financial statements for the six months ended March 29, 2019, was not material, except for an increase in accounts receivable and other current liabilities in the amount of $30.7 million to reflect customer credits as a liability.

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

Performance Obligations
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the customer. Transfer of control occurs upon shipment to the distributor or direct customer or when products are pulled from consignment inventory by the customer. Point in time recognition is determined as products manufactured under non-cancellable orders create an asset with an alternative use to the Company. Returns under the Company’s general assurance warranty of products have not been material and warranty-related services are not considered a separate performance obligation. As of March 29, 2019, the amount of remaining performance obligation that has not been recognized as revenue is not material.

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

The Company disaggregates revenue from contracts with customers by geography as it believes that doing so best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area presented based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
United States	$403.1	$419.9	$1,003.2	$1,046.7
China	199.4	242.0	394.0	441.7
South Korea	106.0	118.6	205.0	236.8
Taiwan	64.1	89.4	104.8	161.6
Europe, Middle East and Africa	31.1	37.8	63.8	67.3
Other Asia-Pacific	6.7	5.7	11.6	11.2
Total	$810.4	$913.4	$1,782.4	$1,965.3
The Company’s revenue to external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	March 29, 2019	September 28, 2018	March 29, 2019	September 28, 2018
U.S. Treasury and government	27.3	65.0	5.1	—
Corporate bonds and notes	53.7	204.1	11.9	12.0
Municipal bonds	56.9	2.0	16.9	0.8
Other government	3.2	23.0	—	10.0
Total	141.1	294.1	33.9	22.8

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were $0.1 million in unrealized gains on municipal bonds at March 29, 2019, and $0.1 million in unrealized losses on municipal bonds at September 28, 2018.

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

The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three and six months ended March 29, 2019.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of March 29, 2019				As of September 28, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$816.3	$707.8	$108.5	$—	$733.3	$683.7	$49.6	$—
U.S. Treasury and government securities	32.4	10.5	21.9	—	65.0	15.0	50.0	—
Corporate bonds and notes	65.6	—	65.6	—	216.0	—	216	—
Municipal bonds	73.8	—	73.8	—	2.8	—	2.8	—
Other government securities	3.2	—	3.2	—	33.1	—	33.1	—
Total	$991.3	$718.3	$273.0	$—	$1,050.2	$698.7	$351.5	$—
Liabilities
Contingent consideration	$3.1	$—	$—	$3.1	$3.1	$—	$—	$3.1
Total	$3.1	$—	$—	$3.1	$3.1	$—	$—	$3.1

* Cash equivalents included in level 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

There were no changes to the fair value of the Level 3 liabilities during the three and six months ended March 29, 2019.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 29, 2019.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 29, 2019	September 28, 2018
Raw materials	$20.3	$20.2
Work-in-process	332.9	340.7
Finished goods	193.8	124.8
Finished goods held on consignment by customers	8.0	4.5
Total inventory	$555.0	$490.2

6.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 29, 2019	September 28, 2018
Land and improvements	$11.7	$11.6
Buildings and improvements	262.6	238.0
Furniture and fixtures	31.9	31.5
Machinery and equipment	2,230.6	2,089.6
Construction in progress	188.5	179.0
Total property, plant and equipment, gross	2,725.3	2,549.7
Accumulated depreciation	(1,555.5)	(1,408.8)
Total property, plant and equipment, net	$1,169.8	$1,140.9

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended March 29, 2019.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended March 29, 2019.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	March 29, 2019			September 28, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.4	$31.7	$(20.9)	$10.8	$31.7	$(13.2)	$18.5
Developed technology and other	4.3	89.9	(38.1)	51.8	89.9	(23.5)	66.4
Trademarks	3.0	1.6	(1.0)	0.6	1.6	(0.8)	0.8
Capitalized software	2.9	30.9	(10.2)	20.7	18.0	(6.0)	12.0
IPR&D		46.0	—	46.0	46.0	—	46.0
Total intangible assets		$200.1	$(70.2)	$129.9	$187.2	$(43.5)	$143.7

Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Annual amortization expense for the next five fiscal years related to intangible assets is expected to be as follows (in millions):

	Remaining 2019	2020	2021	2022	2023	Thereafter
Amortization expense, cost of goods sold	$15.0	$27.0	$4.9	$0.9	$0.9	$2.8
Amortization expense, operating expense	$9.6	$11.9	$7.4	$1.4	$0.1	$2.0
Total amortization expense	$24.6	$38.9	$12.3	$2.3	$1.0	$4.8

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
United States income taxes	$21.3	$7.8	$50.9	$312.7
Foreign income taxes	6.0	8.5	15.4	18.8
Provision for income taxes	$27.3	$16.3	$66.3	$331.5

Effective tax rate	11.4%	5.6%	11.8%	48.9%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended March 29, 2019, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and an increase in tax expense related to a change in the reserve for uncertain tax positions.

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the three and six months ended March 30, 2018, resulted primarily from a decrease to tax expense of $16.9 million related to an adjustment to the mandatory deemed repatriation tax on foreign earnings, foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit related to windfall stock deductions, partially offset by an increase in tax expense related to a change in the reserve for uncertain tax positions. During the six months ended March 30, 2018, these amounts in the table above included a one-time charge of $240.9 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.5 million related to the revaluation of the deferred tax assets and liabilities related to tax reform.

On December 22, 2017, the President of the United States signed into law new tax legislation (the “Tax Reform Act”). In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion—the GILTI provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company is making an accounting policy election to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules and therefore will not provide any deferred tax impacts of GILTI in its consolidated financial statements for the three and six months ended March 29, 2019. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. These BEAT provisions are effective for the Company beginning in fiscal 2019. The Company has analyzed the BEAT provisions for the three and six months ended March 29, 2019, and is not subject to the minimum tax imposed by the BEAT provisions. Other significant provisions of the Tax Reform Act that are effective in fiscal 2019 and that have an impact on the Company’s income taxes include the inclusion of performance-based compensation in determining the excessive compensation limitation and the benefit related to FDII.
Accrued taxes of $31.1 million and $21.4 million have been included in other current liabilities within the consolidated balance sheets as of March 29, 2019, and March 30, 2018, respectively. The deemed repatriation tax is payable over the next seven years, $18.0 million per year for each of the next four years, followed by payments of $33.6 million, $44.9 million, and $56.1 million in years five through seven, respectively. The Company has accrued $188.6 million and $221.1 million of the deemed repatriation tax in long-term liabilities within the consolidated balance sheet as of March 29, 2019, and March 30, 2018, respectively.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On January 30, 2019, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 30, 2021, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the January 31, 2018, stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the repurchase program using the Company’s working capital.

During the three months ended March 29, 2019, the Company paid $141.5 million (including commissions) in connection with the repurchase of 1.7 million shares of its common stock (paying an average price of $81.57 per share). During the six months ended March 29, 2019, the Company paid $425.5 million (including commissions) in connection with the repurchase of 5.7 million shares of its common stock (paying an average price of $74.20 per share). As of March 29, 2019, $1.9 billion remained available under the existing stock repurchase authorization.

Dividends
On May 2, 2019, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.38 per share, payable on June 11, 2019, to the Company’s stockholders of record as of the close of business on May 21, 2019.

During the three and six months ended March 29, 2019, dividends charged to retained earnings were as follows (in millions, except per share data):

	2019
	Per share	Total Amount
First quarter	$0.38	$67.1
Second quarter	0.38	66.0
Total	$0.76	$133.1

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cost of goods sold	$3.3	$4.2	$6.9	$8.3
Research and development	9.9	14.5	22.4	25.7
Selling, general and administrative	8.6	22.3	13.3	32.8
Total share-based compensation	$21.8	$41.0	$42.6	$66.8

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income	$214.0	$276.0	$498.8	$346.4

Weighted average shares outstanding – basic	173.8	182.5	175.2	182.8
Dilutive effect of equity based awards	0.8	1.8	0.9	2.1
Weighted average shares outstanding – diluted	174.6	184.3	176.1	184.9

Net income per share – basic	$1.23	$1.51	$2.85	$1.89
Net income per share – diluted	$1.23	$1.50	$2.83	$1.87

Anti-dilutive common stock equivalents	1.9	0.1	1.8	0.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and six months ended March 29, 2019, and March 30, 2018, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 29, 2019, AND MARCH 30, 2018

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	49.8	50.3	49.3
Gross profit	49.4	50.2	49.7	50.7
Operating expenses:
Research and development	13.3	11.7	12.2	10.4
Selling, general and administrative	5.9	6.3	5.4	5.5
Amortization of intangibles	0.7	0.4	0.7	0.4
Restructuring and other charges	0.2	0.1	0.1	0.1
Total operating expenses	20.1	18.5	18.4	16.4
Operating income	29.3	31.7	31.3	34.3
Other income, net	0.5	0.3	0.3	0.2
Income before income taxes	29.8	32.0	31.6	34.5
Provision for income taxes	3.4	1.8	3.7	16.9
Net income	26.4%	30.2%	27.9%	17.6%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our analog semiconductors are connecting people, places, and things spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the six months ended March 29, 2019, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 9.3% to $1,782.4 million for the six months ended March 29, 2019, as compared with the corresponding period in fiscal 2018. This decrease in revenue was primarily driven by weakness in smartphone demand, partially offset by the increasing number of applications of the Internet of Things, our expanding analog product portfolio supporting new vertical markets including automotive, consumer, industrial, infrastructure, medical, and military, and our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve.

•
Our ending cash, cash equivalents and marketable securities balance decreased 5.6% to $991.3 million as of March 29, 2019, from $1,050.2 million as of September 28, 2018. This decrease in cash, cash equivalents and marketable securities during the six months ended March 29, 2019, was primarily the result of the repurchase of 5.7 million shares of common stock for $425.5 million, capital expenditures of $226.2 million, and dividend payments of $133.1 million, partially offset by cash generated from operations of $741.1 million.

NET REVENUE

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Net revenue	$810.4	(11.3)%	$913.4	$1,782.4	(9.3)%	$1,965.3

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

We generated net revenue of $810.4 million for the three months ended March 29, 2019, a decrease of $103.0 million or 11.3%, as compared with $913.4 million for the corresponding period in fiscal 2018. Net revenue decreased by 9.3% or $182.9 million to $1,782.4 million for the six months ended March 29, 2019, as compared with $1,965.3 million for the corresponding period in fiscal 2018. This decrease in net revenue for the three and six months ended March 29, 2019, is primarily related to weakness in smartphone demand, partially offset by the increasing number of applications of the Internet of Things, our expanding analog product portfolio supporting new vertical markets including automotive, consumer, industrial, infrastructure, medical, and military, and our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Gross profit	$400.2	(12.8)%	$458.7	$885.4	(11.1)%	$995.5
% of net revenue	49.4%		50.2%	49.7%		50.7%

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

The $58.5 million decrease in gross profit for the three months ended March 29, 2019, as compared with the corresponding period in fiscal 2018, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $128.4 million. These negative impacts were partially offset by favorable product mix that positively impacted gross profit by $69.9 million. Gross profit margin decreased to 49.4% of net revenue for the three months ended March 29, 2019, as compared with 50.2% in the corresponding period in fiscal 2018.

The $110.1 million decrease in gross profit for the six months ended March 29, 2019, as compared with the corresponding period in fiscal 2018, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $298.7 million. These negative impacts were partially offset by favorable product mix that positively impacted gross profit by $188.6 million. Gross profit margin decreased to 49.7% of net revenue for the six months ended March 29, 2019, as compared with 50.7% in the corresponding period in fiscal 2018.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Research and development	$107.5	0.7%	$106.7	$216.7	5.9%	$204.7
% of net revenue	13.3%		11.7%	12.2%		10.4%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and six months ended March 29, 2019, as compared with the corresponding periods in fiscal 2018, was primarily related to an increase in employee-related compensation expense and product development–related expenses. Research and development expense increased as a percentage of net revenue, when compared with the corresponding periods in fiscal 2018, as a result of our increased investment in developing new technologies and products, as well as the decline in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Selling, general and administrative	$47.9	(16.7)%	$57.5	$95.7	(12.0)%	$108.8
% of net revenue	5.9%		6.3%	5.4%		5.5%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The decrease in selling, general and administrative expenses for the three and six months ended March 29, 2019, as compared with the corresponding periods in fiscal 2018, was primarily related to a decrease in share-based compensation expense. Selling, general and administrative expenses for the three and six months ended March 29, 2019, decreased as a percentage of net revenue, as compared with the corresponding period in fiscal 2018, due to the decrease in share-based compensation expense.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Amortization of intangibles, including inventory step-up	$13.1	133.9%	$5.6	$28.6	157.7%	$11.1
% of net revenue	1.6%		0.6%	1.6%		0.6%

During the three and six months ended March 29, 2019, $7.4 million and $15.5 million in amortization of intangibles were included in cost of goods sold, respectively, and $5.7 million and $13.1 million in amortization of intangibles were included in selling, general and administrative expense, respectively. During the three and six months ended March 30, 2018, $1.5 million and $3.0 million in amortization of intangibles were included in cost of goods sold, respectively, and $4.1 million and $8.1 million in amortization of intangibles were included in selling, general and administrative expense, respectively.

The increase in amortization expense for the three and six months ended March 29, 2019, as compared with the corresponding periods in fiscal 2018, was primarily due to amortization attributable to the Avnera acquisition completed in the fourth quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 29, 2019	Change	March 30, 2018	March 29, 2019	Change	March 30, 2018
(dollars in millions)
Provision for income taxes	$27.3	67.5%	$16.3	$66.3	(80.0)%	$331.5
% of net revenue	3.4%		1.8%	3.7%		16.9%

We recorded a provision for income taxes of $27.3 million (which consisted of $21.3 million and $6.0 million related to United States and foreign income taxes, respectively) and $66.3 million (which consisted of $50.9 million and $15.4 million related to United States and foreign income taxes, respectively) for the three and six months ended March 29, 2019, respectively.

The effective tax rates for the three and six months ended March 29, 2019, were 11.4% and 11.8%, respectively, as compared with 5.6% and 48.9% for the three and six months ended March 30, 2018, respectively.

The difference between our effective tax rates for the three and six months ended March 29, 2019, and the federal statutory rate of 21.0% resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from FDII, and research and experimentation and foreign tax credits earned, partially offset by a tax on GILTI, and an increase in tax expense related to a change in the reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 29, 2019	March 30, 2018
Cash and cash equivalents at beginning of period	$733.3	$1,616.8
Net cash provided by operating activities	741.1	795.0
Net cash used in investing activities	(96.6)	(124.5)
Net cash used in financing activities	(561.5)	(406.0)
Cash and cash equivalents at end of period	$816.3	$1,881.3

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 29, 2019, we generated $741.1 million of cash from operating activities, a decrease of $53.9 million as compared with the $795.0 million generated during the six months ended March 30, 2018. The decrease in cash from operating activities during the six months ended March 29, 2019, as compared with the corresponding period in fiscal year 2018, was primarily related to an increase in working capital.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. Cash used in investing activities was $96.6 million during the six months ended March 29, 2019, as compared with $124.5 million during the six months ended March 30, 2018. Purchases of marketable securities were $166.7 million and sales and maturities of marketable securities were $309.2 million during the six months ended March 29, 2019. The cash used for capital expenditures was $226.2 million in the six months ended March 29, 2019, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During the six months ended March 29, 2019, we had net cash outflows from financing activities of $561.5 million, as compared with net cash outflows from financing activities of $406.0 million during the six months ended March 30, 2018. During the six months ended March 29, 2019, we had the following significant uses of cash:

•
$425.5 million related to our repurchase of 5.7 million shares of our common stock pursuant to the stock repurchase programs approved by our Board of Directors on January 30, 2019, and January 31, 2018.

•	$133.1 million related to the payment of cash dividends on our common stock.

Liquidity:
Cash, cash equivalents and marketable securities totaled $991.3 million as of March 29, 2019, representing a decrease of $58.9 million from September 28, 2018. The decrease resulted from $425.5 million used to repurchase 5.7 million shares of stock, $133.1 million in cash dividend payments, and $226.2 million in capital expenditures, which was partially offset by $741.1 million in cash generated from operations. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $816.3 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $141.1 million and $33.9 million within short-term and long-term marketable securities, respectively, as of March 29, 2019.

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

Based on our results of operations for the three and six months ended March 29, 2019, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended March 29, 2019, we had no outstanding foreign currency forward or option contracts with financial institutions.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 29, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended March 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/29/19-1/25/19	226(2)	$67.96	—	$2.00 billion
1/26/19-2/22/19	281,570(3)	$82.05	275,155	$1.98 billion
2/23/19-3/29/19	1,471,181(4)	$81.49	1,459,835	$1.86 billion
Total			1,734,990

(1) The stock repurchase program approved by the Board of Directors on January 30, 2019, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The January 30, 2019, stock repurchase program replaces in its entirety the January 31, 2018, stock repurchase program.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.
(3) 275,155 shares were repurchased at an average price of $82.05 per share as part of our stock repurchase program, and 6,415 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $82.23 per share.
(4) 1,459,835 shares were repurchased at an average price of $81.48 per share as part of our stock repurchase program, and 11,346 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $83.19 per share.

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

SKYWORKS SOLUTIONS, INC.

Date:	May 2, 2019	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)