Form 10-Q
period 2019-06-28
SKYWORKS SOLUTIONS, INC.
filed 2019-08-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 001-05560
Skyworks Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road,	Woburn	Massachusetts	01801
(Address of principal executive offices)			(Zip Code)

(781)			376-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share	SWKS	Nasdaq Global Select Market

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

As of August 1, 2019, the registrant had 171,703,134 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2019

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net revenue	$767.0	$894.3	$2,549.4	$2,859.6
Cost of goods sold	454.5	442.7	1,351.6	1,412.5
Gross profit	312.5	451.6	1,197.8	1,447.1
Operating expenses:
Research and development	100.6	96.8	317.3	301.5
Selling, general and administrative	46.8	44.6	142.5	153.4
Amortization of intangibles	5.5	3.9	18.6	12.0
Restructuring and other charges	—	—	1.3	1.0
Total operating expenses	152.9	145.3	479.7	467.9
Operating income	159.6	306.3	718.1	979.2
Other income, net	2.3	4.5	8.9	9.5
Income before income taxes	161.9	310.8	727.0	988.7
Provision for income taxes	17.8	24.3	84.0	355.8
Net income	$144.1	$286.5	$643.0	$632.9
Earnings per share:
Basic	$0.83	$1.58	$3.69	$3.47
Diluted	$0.83	$1.57	$3.67	$3.44
Weighted average shares:
Basic	172.6	181.2	174.3	182.3
Diluted	173.4	182.8	175.2	184.2

Cash dividends declared and paid per share	$0.38	$0.32	$1.14	$0.96

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$144.1	$286.5	$643.0	$632.9
Other comprehensive income
Fair value of investments	0.3	(0.1)	0.5	(0.1)
Pension adjustments	—	—	0.5	—
Foreign currency translation adjustment	—	0.1	—	(0.2)
Comprehensive income	$144.4	$286.5	$644.0	$632.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	June 28, 2019	September 28, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$742.8	$733.3
Marketable securities	192.2	294.1
Receivables, net of allowance for doubtful accounts of $0.7 and $0.6, respectively	557.8	655.8
Inventory	580.8	490.2
Other current assets	132.7	88.8
Total current assets	2,206.3	2,262.2
Property, plant and equipment, net	1,230.1	1,140.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	114.1	143.7
Deferred tax assets, net	33.7	36.5
Marketable securities	35.1	22.8
Other long-term assets	33.2	33.0
Total assets	$4,842.3	$4,828.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218.9	$229.9
Accrued compensation and benefits	85.2	85.2
Other current liabilities	92.4	74.6
Total current liabilities	396.5	389.7
Long-term tax liabilities	315.5	310.5
Other long-term liabilities	30.4	31.7
Total liabilities	742.4	731.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 229.8 shares issued and 171.6 shares outstanding at June 28, 2019, and 228.4 shares issued and 177.4 shares outstanding at September 28, 2018	42.9	44.4
Additional paid-in capital	3,153.3	3,061.0
Treasury stock, at cost	(3,265.6)	(2,732.5)
Retained earnings	4,177.1	3,732.9
Accumulated other comprehensive loss	(7.8)	(8.8)
Total stockholders’ equity	4,099.9	4,097.0
Total liabilities and stockholders’ equity	$4,842.3	$4,828.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	284.9	—	284.9
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.7	0.1	0.2	(19.6)	5.1	—	—	(14.4)
Share-based compensation expense	—	—	—	—	21.3	—	—	21.3
Stock repurchase program	(4.0)	(1.0)	4.0	(284.0)	1.0	—	—	(284.0)
Dividends declared	—	—	—	—	—	(67.1)	—	(67.1)
Other comprehensive loss	—	—	—	—	—	—	0.6	0.6
Balance at December 28, 2018	174.1	$43.5	55.2	$(3,036.1)	$3,088.4	$3,950.7	$(8.2)	$4,038.3
Net income	—	—	—	—	—	214.0	—	214.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.3	0.1	0.1	(1.5)	15.5	—	—	14.2
Share-based compensation expense	—	—	—	—	21.8	—	—	21.8
Stock repurchase program	(1.7)	(0.4)	1.7	(141.5)	0.5	—	—	(141.5)
Dividends declared	—	—	—	—	—	(66.0)	—	(66.0)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Balance at March 29, 2019	172.7	$43.2	57.0	$(3,179.1)	$3,126.2	$4,098.7	$(8.1)	$4,080.9
Net income	—	—	—	—	—	144.1	—	144.1
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.2	—	—	(0.7)	7.8	—	—	7.1
Share-based compensation expense	—	—	—	—	19.0	—	—	19.0
Stock repurchase program	(1.2)	(0.3)	1.2	(85.8)	0.2	—	—	(85.8)
Dividends declared	—	—	—	—	—	(65.7)	—	(65.7)
Other comprehensive loss	—	—	—	—	—	—	0.3	0.3
Balance at June 28, 2019	171.6	$42.9	58.2	$(3,265.6)	$3,153.3	$4,177.1	$(7.8)	$4,099.9

Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7
Net income	—	—	—	—	—	70.4	—	70.4
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.9	0.2	0.4	(44.7)	14.7	—	—	(29.8)
Share-based compensation expense	—	—	—	—	27.4	(1.9)	—	25.5
Stock repurchase program	(1.6)	(0.4)	1.6	(172.5)	0.4	—	—	(172.5)
Dividends declared	—	—	—	—	—	(58.8)	—	(58.8)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at December 29, 2017	182.4	$45.6	44.9	$(2,142.2)	$2,936.3	$3,069.3	$(8.5)	$3,900.5
Net income	—	—	—	—	—	276.0	—	276.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.7	0.2	—	(1.7)	27.7	—	—	26.2
Share-based compensation expense	—	—	—	—	38.1	—	—	38.1
Stock repurchase program	(1.0)	(0.3)	1.0	(111.8)	0.3	—	—	(111.8)
Dividends declared	—	—	—	—	—	(58.5)	—	(58.5)
Other comprehensive income	—	—	—	—	—	—	(0.3)	(0.3)

Balance at March 30, 2018	182.1	$45.5	45.9	$(2,255.7)	$3,002.4	$3,286.8	$(8.8)	$4,070.2
Net income	—	—	—	—	—	286.5	—	286.5
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.1	—	—	(1.0)	3.6	—	—	2.6
Share-based compensation expense	—	—	—	—	21.7	—	—	21.7
Stock repurchase program	(2.5)	(0.6)	2.5	(240.2)	0.6	—	—	(240.2)
Dividends declared	—	—	—	—	—	(57.8)	—	(57.8)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at June 29, 2018	179.7	$44.9	48.4	$(2,496.9)	$3,028.3	$3,515.4	$(8.8)	$4,082.9

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$643.0	$632.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	58.6	86.3
Depreciation	235.4	198.9
Amortization of intangible assets, including inventory step-up	43.3	16.5
Deferred income taxes	(12.1)	35.6
Changes in fair value of contingent consideration	(3.1)	(7.8)
Other, net	0.1	0.3
Changes in assets and liabilities:
Receivables, net	98.0	(13.7)
Inventory	(89.7)	(10.2)
Other current and long-term assets	(44.1)	(45.8)
Accounts payable	(24.5)	(56.3)
Other current and long-term liabilities	45.5	216.3
Net cash provided by operating activities	950.4	1,053.0
Cash flows from investing activities:
Capital expenditures	(314.0)	(310.0)
Purchased intangibles	(11.8)	(8.6)
Purchases of marketable securities	(243.7)	(523.2)
Sales and maturities of marketable securities	334.4	32.6
Net cash used in investing activities	(235.1)	(809.2)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(21.6)	(47.5)
Repurchase of common stock - stock repurchase program	(511.3)	(524.5)
Dividends paid	(198.8)	(175.2)
Net proceeds from exercise of stock options	14.6	34.8
Proceeds from employee stock purchase plan	11.3	9.9
Net cash used in financing activities	(705.8)	(702.5)
Net increase (decrease) in cash and cash equivalents	9.5	(458.7)
Cash and cash equivalents at beginning of period	733.3	1,616.8
Cash and cash equivalents at end of period	$742.8	$1,158.1
Supplemental cash flow disclosures:
Income taxes paid	$116.5	$117.1

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2019 consists of 52 weeks and ends on September 27, 2019. Fiscal 2018 consisted of 52 weeks and ended on September 28, 2018. The third quarters of fiscal 2019 and 2018 each consisted of 13 weeks and ended on June 28, 2019, and June 29, 2018, respectively.

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

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to reflect leases with a term greater than one year on their balance sheet as assets and obligations. The Company plans to adopt the new guidance in the first quarter of fiscal 2020. The Company will utilize the modified retrospective method and will recognize any cumulative effect adjustment in retained earnings at the beginning of the period of adoption. The Company plans to elect the package of three practical expedients that permits the Company to maintain its historical conclusions about lease identification, lease classification and initial direct costs for leases that exist at the date of adoption. Further, upon implementation of the new guidance, the Company intends to elect the practical expedient to not separate lease and non-lease components. The Company has performed an assessment of the impact that the adoption of ASU 2016-02 will have on the consolidated financial statements and related disclosures. Based on that assessment, the Company has estimated that the adoption of ASU 2016-02 will result in the recognition of approximately $150 million to $170 million of right-of-use assets and lease liabilities based on the present value of future minimum lease payments for currently executed leases. The Company does not expect the adoption of this new guidance to have a significant impact on its Consolidated Statements of Operations or its Consolidated Statements of Cash Flows.

Supplemental Cash Flow Information
At June 28, 2019, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $80.6 million accrued to accounts payable for capital equipment. At September 28, 2018, the Company had $13.9 million accrued to other long-term liabilities for capital equipment, and $94.1 million accrued to accounts payable for capital equipment. These amounts accrued at June 28, 2019, for capital equipment purchases have been excluded from the consolidated statements of cash flows for the nine months ended June 28, 2019, and are expected to be paid in subsequent periods.

2.    REVENUE RECOGNITION

Change in Accounting Policy
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal 2019 for open contracts not completed as of the adoption date using the modified retrospective approach. The impact from the cumulative effect adjustment was not material and comparative information for prior periods has not been adjusted. The impact of applying the new standard on the Company’s consolidated financial statements for the nine months ended June 28, 2019, was not material, except for an increase in accounts receivable and other current liabilities in the amount of $29.4 million to reflect customer credits as a liability.

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

Performance Obligations
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the customer. Transfer of control occurs upon shipment to the distributor or direct customer or when products are pulled from consignment inventory by the customer. Point in time recognition is determined as products manufactured under non-cancellable orders create an asset with an alternative use to the Company. Returns under the Company’s general assurance warranty of products have not been material and warranty-related services are not considered a separate performance obligation. As of June 28, 2019, the amount of remaining performance obligation that has not been recognized as revenue is not material.

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

The Company disaggregates revenue from contracts with customers by geography as it believes that doing so best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is presented based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters and is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
United States	$355.7	$390.2	$1,358.9	$1,436.9
China	212.9	272.6	606.8	714.3
South Korea	76.9	94.2	282.0	331.0
Taiwan	78.0	90.9	182.8	252.5
Europe, Middle East and Africa	36.4	40.7	100.2	108.0
Other Asia-Pacific	7.0	5.7	18.7	16.9
Total	$767.0	$894.3	$2,549.4	$2,859.6

The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	June 28, 2019	September 28, 2018	June 28, 2019	September 28, 2018
U.S. Treasury and government	$44.4	$65.0	$10.0	$—
Corporate bonds and notes	83.9	204.1	10.5	12.0
Municipal bonds	62.6	2.0	14.6	0.8
Other government	1.3	23.0	—	10.0
Total	$192.2	$294.1	$35.1	$22.8

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were unrealized gains of $0.1 million on U.S. Treasury securities, $0.1 million on corporate bonds and notes, and $0.1 million on municipal bonds at June 28, 2019, and $0.1 million in unrealized losses on municipal bonds at September 28, 2018.

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

•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of June 28, 2019				As of September 28, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$742.8	$696.4	$46.4	$—	$733.3	$683.7	$49.6	$—
U.S. Treasury and government securities	54.4	20.3	34.1	—	65.0	15.0	50.0	—
Corporate bonds and notes	94.4	—	94.4	—	216.0	—	216.0	—
Municipal bonds	77.2	—	77.2	—	2.8	—	2.8	—
Other government securities	1.3	—	1.3	—	33.1	—	33.1	—
Total	$970.1	$716.7	$253.4	$—	$1,050.2	$698.7	$351.5	$—
Liabilities
Contingent consideration	$—	$—	$—	$—	$3.1	$—	$—	$3.1
Total	$—	$—	$—	$—	$3.1	$—	$—	$3.1

* Cash equivalents included in level 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

The following table summarizes changes to the fair value of the Level 3 liabilities during the three and nine months ended June 28, 2019 (in millions):

Contingent consideration
Balance as of September 28, 2018	$3.1
Decreases to contingent consideration included in earnings	(3.1)
Balance as of June 28, 2019	$—

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 28, 2019.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 28, 2019	September 28, 2018
Raw materials	$20.3	$20.2
Work-in-process	349.2	340.7
Finished goods	208.3	124.8
Finished goods held on consignment by customers	3.0	4.5
Total inventory	$580.8	$490.2

6.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	June 28, 2019	September 28, 2018
Land and improvements	$11.7	$11.6
Buildings and improvements	349.6	238.0
Furniture and fixtures	32.4	31.5
Machinery and equipment	2,282.9	2,089.6
Construction in progress	185.9	179.0
Total property, plant and equipment, gross	2,862.5	2,549.7
Accumulated depreciation	(1,632.4)	(1,408.8)
Total property, plant and equipment, net	$1,230.1	$1,140.9

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended June 28, 2019.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended June 28, 2019.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	June 28, 2019			September 28, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.4	$31.7	$(23.8)	$7.9	$31.7	$(13.2)	$18.5
Developed technology and other	4.1	100.0	(46.4)	53.6	89.9	(23.5)	66.4
Trademarks	3.0	1.6	(1.2)	0.4	1.6	(0.8)	0.8
Capitalized software	2.7	29.3	(13.0)	16.3	18.0	(6.0)	12.0
IPR&D		35.9	—	35.9	46.0	—	46.0
Total intangible assets		$198.5	$(84.4)	$114.1	$187.2	$(43.5)	$143.7

Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets is expected to be as follows (in millions):

	Remaining 2019	2020	2021	2022	2023	Thereafter
Amortization expense, cost of goods sold	$7.3	$27.0	$4.9	$1.0	$0.9	$2.8
Amortization expense, operating expense	$5.4	$16.6	$9.3	$0.9	$0.1	$2.0
Total amortization expense	$12.7	$43.6	$14.2	$1.9	$1.0	$4.8

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
United States income taxes	$1.8	$16.0	$52.7	$328.7
Foreign income taxes	16.0	8.3	31.3	27.1
Provision for income taxes	$17.8	$24.3	$84.0	$355.8

Effective tax rate	11.0%	7.8%	11.6%	36.0%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended June 28, 2019, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and an increase in tax expense related to a change in the reserve for uncertain tax positions.

The difference between the Company’s effective tax rate and the 24.6% United States federal statutory rate for the three and nine months ended June 29, 2018, resulted primarily from a decrease to tax expense related to an adjustment to the mandatory deemed repatriation tax on foreign earnings, foreign earnings taxed at rates lower than the federal statutory rate, the domestic production activities deduction, research and experimentation tax credits earned, and a benefit related to windfall stock deductions, partially offset by an increase in tax expense related to a change in the reserve for uncertain tax positions. During the nine months ended June 29, 2018, these amounts in the table above included a one-time charge of $238.0 million related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge of $18.5 million related to the revaluation of the deferred tax assets and liabilities related to tax reform.

On December 22, 2017, the President of the United States signed into law new tax legislation (the “Tax Reform Act”). In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes two new sets of provisions aimed at preventing or decreasing U.S. tax base erosion—the GILTI provisions and the base erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company is making an accounting policy election to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules and therefore will not provide any deferred tax impacts of GILTI in its consolidated financial statements for the three and nine months ended June 28, 2019. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. These BEAT provisions are effective for the Company beginning in fiscal 2019. The Company has analyzed the BEAT provisions for the three and nine months ended June 28, 2019, and is not subject to the minimum tax imposed by the BEAT provisions. Other significant provisions of the Tax Reform Act that are effective in fiscal 2019 and that have an impact on the Company’s income taxes include the inclusion of performance-based compensation in determining the excessive compensation limitation and the benefit related to FDII.
The Company operates under a tax holiday in Singapore, which is effective through September 30, 2020. The Company has completed negotiations for an extension of this tax holiday through September 30, 2030. The current tax holiday and extension are both conditioned upon the Company's compliance with certain employment and investment thresholds in Singapore.

Accrued taxes of $26.2 million and $43.8 million have been included in other current liabilities within the consolidated balance sheets as of June 28, 2019, and September 28, 2018, respectively. The deemed repatriation tax is payable over the next seven years, $18.0 million per year for each of the next four years, followed by payments of $33.6 million, $44.9 million, and $56.1 million in years five through seven, respectively. The Company has accrued $188.6 million and $206.6 million of the deemed repatriation tax in long-term liabilities within the consolidated balance sheet as of June 28, 2019, and September 28, 2018, respectively.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 30, 2019, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 30, 2021, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaced in its entirety the January 31, 2018, stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors.

During the three months ended June 28, 2019, the Company paid $85.8 million (including commissions) in connection with the repurchase of 1.2 million shares of its common stock (paying an average price of $72.20 per share). During the nine months ended June 28, 2019, the Company paid $511.3 million (including commissions) in connection with the repurchase of 6.9 million shares of its common stock (paying an average price of $73.85 per share). As of June 28, 2019, $1.8 billion remained available under the existing stock repurchase authorization.

Dividends
On August 7, 2019, the Company announced that the Board of Directors had declared a cash dividend on its common stock of $0.44 per share, payable on September 17, 2019, to the Company’s stockholders of record as of the close of business on August 27, 2019.

During the three and nine months ended June 28, 2019, dividends charged to retained earnings were as follows (in millions, except per share data):

	2019
	Per share	Total Amount
First quarter	$0.38	$67.1
Second quarter	0.38	66.0
Third quarter	0.38	65.7
Total	$1.14	$198.8

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of goods sold	$1.3	$3.3	$8.2	$11.6
Research and development	9.5	6.5	31.9	32.2
Selling, general and administrative	5.2	9.7	18.5	42.5
Total share-based compensation	$16.0	$19.5	$58.6	$86.3

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$144.1	$286.5	$643.0	$632.9

Weighted average shares outstanding – basic	172.6	181.2	174.3	182.3
Dilutive effect of equity based awards	0.8	1.6	0.9	1.9
Weighted average shares outstanding – diluted	173.4	182.8	175.2	184.2

Net income per share – basic	$0.83	$1.58	$3.69	$3.47
Net income per share – diluted	$0.83	$1.57	$3.67	$3.44

Anti-dilutive common stock equivalents	1.0	0.2	1.5	0.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three and nine months ended June 28, 2019, and June 29, 2018, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 28, 2019, AND JUNE 29, 2018

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.3	49.5	53.0	49.4
Gross profit	40.7	50.5	47.0	50.6
Operating expenses:
Research and development	13.1	10.8	12.4	10.5
Selling, general and administrative	6.1	5.0	5.6	5.4
Amortization of intangibles	0.7	0.4	0.7	0.4
Restructuring and other charges	—	—	0.1	—
Total operating expenses	19.9	16.2	18.8	16.3
Operating income	20.8	34.3	28.2	34.3
Other income, net	0.3	0.5	0.2	0.2
Income before income taxes	21.1	34.8	28.4	34.5
Provision for income taxes	2.3	2.7	3.3	12.4
Net income	18.8%	32.1%	25.1%	22.1%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our analog semiconductors are connecting people, places, and things spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the nine months ended June 28, 2019, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 10.8% to $2,549.4 million for the nine months ended June 28, 2019, as compared with the corresponding period in fiscal 2018. This decrease in revenue was primarily driven by weakness in smartphone demand, partially offset by the increasing number of applications of the Internet of Things, our expanding analog product portfolio supporting new vertical markets including automotive, consumer, industrial, infrastructure, medical, and military, and our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve.

•
Our ending cash, cash equivalents and marketable securities balance decreased 7.6% to $970.1 million as of June 28, 2019, from $1,050.2 million as of September 28, 2018. This decrease in cash, cash equivalents and marketable securities during the nine months ended June 28, 2019, was primarily the result of the repurchase of 6.9 million shares of common stock for $511.3 million, capital expenditures of $314.0 million, and dividend payments of $198.8 million, partially offset by cash generated from operations of $950.4 million.

NET REVENUE

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Net revenue	$767.0	(14.2)%	$894.3	$2,549.4	(10.8)%	$2,859.6

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

We generated net revenue of $767.0 million for the three months ended June 28, 2019, a decrease of $127.3 million or 14.2%, as compared with $894.3 million for the corresponding period in fiscal 2018. Net revenue decreased by 10.8% or $310.2 million to $2,549.4 million for the nine months ended June 28, 2019, as compared with $2,859.6 million for the corresponding period in fiscal 2018. This decrease in net revenue for the three and nine months ended June 28, 2019, is primarily related to weakness in smartphone demand, partially offset by the increasing number of applications of the Internet of Things, our expanding analog product portfolio supporting new vertical markets including automotive, consumer, industrial, infrastructure, medical, and military, and our success in capturing a higher share of the increasing radio frequency and analog content per device as smartphone models continue to evolve. Additionally, net revenue for the three and nine months ended June 28, 2019, was adversely impacted as a result of the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placing Huawei Technologies Co., Ltd. and certain of its affiliates (collectively, “Huawei”) on the Bureau’s Entity List (the “Entity List”).

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Gross profit	$312.5	(30.8)%	$451.6	$1,197.8	(17.2)%	$1,447.1
% of net revenue	40.7%		50.5%	47.0%		50.6%

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

The $139.1 million decrease in gross profit for the three months ended June 28, 2019, as compared with the corresponding period in fiscal 2018, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $106.9 million. In addition, we incurred a $66.6 million inventory-related charge due to lower expected demand as a result of Huawei being added to the Entity List. These negative impacts were partially offset by favorable product mix that positively impacted gross profit by $34.4 million. Gross profit margin decreased to 40.7% of net revenue for the three months ended June 28, 2019, as compared with 50.5% in the corresponding period in fiscal 2018.

The $249.3 million decrease in gross profit for the nine months ended June 28, 2019, as compared with the corresponding period in fiscal 2018, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $405.7 million. In addition, we incurred a $66.6 million inventory-related charge due to lower expected demand as a result of Huawei being added to the Entity List. These negative impacts were partially offset by favorable product mix that positively impacted gross profit by $223.0 million. Gross profit margin decreased to 47.0% of net revenue for the nine months ended June 28, 2019, as compared with 50.6% in the corresponding period in fiscal 2018.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Research and development	$100.6	3.9%	$96.8	$317.3	5.2%	$301.5
% of net revenue	13.1%		10.8%	12.4%		10.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and nine months ended June 28, 2019, as compared with the corresponding periods in fiscal 2018, was primarily related to an increase in employee-related compensation expense and product development–related expenses. Research and development expense increased as a percentage of net revenue, when compared with the corresponding periods in fiscal 2018, as a result of our increased investment in developing new technologies and products, as well as the decrease in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Selling, general and administrative	$46.8	4.9%	$44.6	$142.5	(7.1)%	$153.4
% of net revenue	6.1%		5.0%	5.6%		5.4%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three months ended June 28, 2019, as compared with the corresponding period in fiscal 2018, was primarily related to increases in legal and software costs. Selling, general and administrative expenses for the three months ended June 28, 2019, increased as a percentage of net revenue, as compared with the corresponding period in fiscal 2018, primarily due to the decrease in net revenue.

The decrease in selling, general and administrative expenses for the nine months ended June 28, 2019, as compared with the corresponding period in fiscal 2018, was primarily related to a decrease in share-based compensation expense. Selling, general and administrative expenses for the nine months ended June 28, 2019, increased as a percentage of net revenue, as compared with the corresponding period in fiscal 2018, due to the decrease in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Amortization of intangibles, including inventory step-up	$14.7	162.5%	$5.6	$43.3	162.4%	$16.5
% of net revenue	1.9%		0.6%	1.7%		0.6%

During the three and nine months ended June 28, 2019, $9.2 million and $24.7 million in amortization of intangibles were included in cost of goods sold, respectively, and $5.5 million and $18.6 million in amortization of intangibles were included in selling, general and administrative expense, respectively. During the three and nine months ended June 29, 2018, $1.7 million and $4.5 million in amortization of intangibles were included in cost of goods sold, respectively, and $3.9 million and $12.0 million in amortization of intangibles were included in selling, general and administrative expense, respectively.

The increase in amortization expense for the three and nine months ended June 28, 2019, as compared with the corresponding periods in fiscal 2018, was primarily due to amortization attributable to the Avnera acquisition completed in the fourth quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
	June 28, 2019	Change	June 29, 2018	June 28, 2019	Change	June 29, 2018
(dollars in millions)
Provision for income taxes	$17.8	(26.7)%	$24.3	$84.0	(76.4)%	$355.8
% of net revenue	2.3%		2.7%	3.3%		12.4%

We recorded a provision for income taxes of $17.8 million (which consisted of $1.8 million and $16.0 million related to United States and foreign income taxes, respectively) and $84.0 million (which consisted of $52.7 million and $31.3 million related to United States and foreign income taxes, respectively) for the three and nine months ended June 28, 2019, respectively.

The effective tax rates for the three and nine months ended June 28, 2019, were 11.0% and 11.6%, respectively, as compared with 7.8% and 36.0% for the three and nine months ended June 29, 2018, respectively. The decrease in effective tax rates for the nine months ended June 28, 2019, as compared with the corresponding period in fiscal 2018, was primarily due to the enactment of the 2017 Tax Reform Act including a one-time charge related to the mandatory deemed repatriation tax on foreign earnings and a one-time charge related to the revaluation of our deferred tax assets and liabilities.

The difference between our effective tax rates for the three and nine months ended June 28, 2019, and the federal statutory rate of 21.0% resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from FDII, and research and experimentation and foreign tax credits earned, partially offset by a tax on GILTI, and an increase in tax expense related to a change in the reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 28, 2019	June 29, 2018
Cash and cash equivalents at beginning of period	$733.3	$1,616.8
Net cash provided by operating activities	950.4	1,053.0
Net cash used in investing activities	(235.1)	(809.2)
Net cash used in financing activities	(705.8)	(702.5)
Cash and cash equivalents at end of period	$742.8	$1,158.1

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the nine months ended June 28, 2019, we generated $950.4 million of cash from operating activities, a decrease of $102.6 million as compared with the $1,053.0 million generated during the nine months ended June 29, 2018. The decrease in cash from operating activities during the nine months ended June 28, 2019, as compared with the corresponding period in fiscal year 2018, was primarily related to an increase in working capital.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. Cash used in investing activities was $235.1 million during the nine months ended June 28, 2019, as compared with $809.2 million during the nine months ended June 29, 2018. Purchases of marketable securities were $243.7 million and sales and maturities of marketable securities were $334.4 million during the nine months ended June 28, 2019. The cash used for capital expenditures was $314.0 million in the nine months ended June 28, 2019, primarily related to the purchase of manufacturing equipment to support the expansion of our assembly and test operations, filter production operations, and wafer fabrication facilities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. During the nine months ended June 28, 2019, we had net cash outflows from financing activities of $705.8 million, as compared with net cash outflows from financing activities of $702.5 million during the nine months ended June 29, 2018. During the nine months ended June 28, 2019, we had the following significant uses of cash:

•
$511.3 million related to our repurchase of 6.9 million shares of our common stock pursuant to the stock repurchase programs approved by our Board of Directors on January 30, 2019, and January 31, 2018.

•	$198.8 million related to the payment of cash dividends on our common stock.

Liquidity:
Cash, cash equivalents and marketable securities totaled $970.1 million as of June 28, 2019, representing a decrease of $80.1 million from September 28, 2018. The decrease resulted from $511.3 million used to repurchase 6.9 million shares of stock, $198.8 million in cash dividend payments, and $314.0 million in capital expenditures, which was partially offset by $950.4 million in cash generated from operations. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $742.8 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $192.2 million and $35.1 million within short-term and long-term marketable securities, respectively, as of June 28, 2019.

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

Based on our results of operations for the three and nine months ended June 28, 2019, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

For the three months ended June 28, 2019, we had no outstanding foreign currency forward or option contracts with financial institutions.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 28, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2018 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2018 10-K.

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

We are particularly exposed to risks of doing business in China. Although we intend to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, anti-corruption, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties or currency revaluations, which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China or deemed to be of Chinese origin and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs and the sales of our products in China and elsewhere. For example, in May 2019, the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placed Huawei Technologies Co., Ltd. and certain of its affiliates on the Bureau’s Entity List, which resulted in our temporarily suspending shipments to Huawei, and which is expected to adversely affect future demand for our products from this customer. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business and results of operations. Finally, China’s stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies could result in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended June 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
3/30/19-4/26/19	47,186(2)	$80.99	45,646	$1.85 billion
4/27/19-5/24/19	7,619(3)	$77.92	—	$1.85 billion
5/25/19-6/28/19	1,142,339	$71.86	1,142,339	$1.77 billion
Total	1,197,144		1,187,985

(1) The stock repurchase program approved by the Board of Directors on January 30, 2019, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and expires on January 30, 2021.
(2) 45,646 shares were repurchased at an average price of $80.78 per share as part of our stock repurchase program, and 1,540 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $87.07 per share.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan, as Amended					X

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
X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	August 7, 2019	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)