Form 10-Q
period 2019-12-27
SKYWORKS SOLUTIONS, INC.
filed 2020-01-24
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 001-05560
Skyworks Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2302115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Sylvan Road,	Woburn	Massachusetts	01801
(Address of principal executive offices)			(Zip Code)

(781)			376-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.25 per share	SWKS	Nasdaq Global Select Market

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

As of January 20, 2020, the registrant had 170,155,181 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2019

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 27, 2019	December 28, 2018
Net revenue	$896.1	$972.0
Cost of goods sold	451.8	486.9
Gross profit	444.3	485.1
Operating expenses:
Research and development	107.7	109.2
Selling, general and administrative	55.4	47.8
Amortization of intangibles	3.1	7.4
Restructuring and other charges (benefit)	0.8	(0.2)
Total operating expenses	167.0	164.2
Operating income	277.3	320.9
Other income, net	1.4	2.9
Income before income taxes	278.7	323.8
Provision for income taxes	21.6	38.9
Net income	$257.1	$284.9
Earnings per share:
Basic	$1.51	$1.61
Diluted	$1.50	$1.60
Weighted average shares:
Basic	170.2	176.6
Diluted	171.6	177.7

Cash dividends declared and paid per share	$0.44	$0.38

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 27, 2019	December 28, 2018
Net income	$257.1	$284.9
Other comprehensive income, net of tax
Fair value of investments	(0.1)	0.1
Comprehensive income	$257.0	$285.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 27, 2019	September 27, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$928.2	$851.3
Marketable securities	262.2	203.3
Receivables, net of allowance of $0.8 and $0.8, respectively	426.8	465.3
Inventory	604.4	609.7
Other current assets	124.9	105.0
Total current assets	2,346.5	2,234.6
Property, plant and equipment, net	1,190.8	1,205.6
Operating lease right-of-use assets	159.1	—
Goodwill	1,189.8	1,189.8
Intangible assets, net	96.5	107.9
Deferred tax assets, net	39.9	40.8
Marketable securities	38.2	27.6
Other long-term assets	31.0	33.3
Total assets	$5,091.8	$4,839.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138.5	$190.5
Accrued compensation and benefits	79.9	76.0
Other current liabilities	114.8	107.5
Total current liabilities	333.2	374.0
Long-term tax liabilities	309.5	312.4
Long-term operating lease liabilities	150.9	—
Other long-term liabilities	30.9	30.9
Total liabilities	824.5	717.3
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 231.5 shares issued and 170.5 shares outstanding at December 27, 2019, and 230.2 shares issued and 170.1 shares outstanding at September 27, 2019	42.6	42.5
Additional paid-in capital	3,251.9	3,188.0
Treasury stock, at cost	(3,513.8)	(3,412.9)
Retained earnings	4,494.6	4,312.6
Accumulated other comprehensive loss	(8.0)	(7.9)
Total stockholders’ equity	4,267.3	4,122.3
Total liabilities and stockholders’ equity	$5,091.8	$4,839.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	257.1	—	257.1
Exercise and settlement of share based awards, net of shares withheld for taxes	1.1	0.3	0.3	(26.7)	34.6	—	—	8.2
Share-based compensation expense	—	—	—	—	29.1	—	—	29.1
Stock repurchase program	(0.7)	(0.2)	0.7	(74.2)	0.2	—	—	(74.2)
Dividends declared	—	—	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 27, 2019	170.5	$42.6	61.1	$(3,513.8)	$3,251.9	$4,494.6	$(8.0)	$4,267.3

Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	284.9	—	284.9
Exercise and settlement of share based awards, net of shares withheld for taxes	0.7	0.1	0.2	(19.6)	5.1	—	—	(14.4)
Share-based compensation expense	—	—	—	—	21.3	—	—	21.3
Stock repurchase program	(4.0)	(1.0)	4.0	(284.0)	1.0	—	—	(284.0)
Dividends declared	—	—	—	—	—	(67.1)	—	(67.1)
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Balance at December 28, 2018	174.1	$43.5	55.2	$(3,036.1)	$3,088.4	$3,950.7	$(8.2)	$4,038.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 27, 2019	December 28, 2018
Cash flows from operating activities:
Net income	$257.1	$284.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	33.6	20.8
Depreciation	79.8	77.5
Amortization of intangible assets, including inventory step-up	11.4	15.5
Deferred income taxes	0.9	1.8
Other, net	—	1.0
Changes in assets and liabilities:
Receivables, net	38.5	131.4
Inventory	7.9	(5.0)
Accounts payable	(6.7)	(22.2)
Other current and long-term assets and liabilities	(24.1)	43.3
Net cash provided by operating activities	398.4	549.0
Cash flows from investing activities:
Capital expenditures	(111.2)	(129.5)
Purchases of marketable securities	(131.5)	(2.2)
Sales and maturities of marketable securities	62.2	303.2
Net cash provided by (used in) investing activities	(180.5)	171.5
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(26.6)	(19.4)
Repurchase of common stock - stock repurchase program	(74.2)	(284.0)
Dividends paid	(75.1)	(67.1)
Net proceeds from exercise of stock options	34.9	2.4
Net cash used in financing activities	(141.0)	(368.1)
Net increase in cash and cash equivalents	76.9	352.4
Cash and cash equivalents at beginning of period	851.3	733.3
Cash and cash equivalents at end of period	$928.2	$1,085.7
Supplemental cash flow disclosures:
Income taxes paid	$26.1	$1.6
Non-cash investing in capital expenditures, accrued but not paid	70.1	56.7

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019, filed with the SEC on November 14, 2019 (the “2019 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for and fair value of items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2020 consists of 53 weeks and ends on October 2, 2020. Fiscal 2019 consisted of 52 weeks and ended on September 27, 2019. The first quarters of fiscal 2020 and 2019 each consisted of 13 weeks and ended on December 27, 2019, and December 28, 2018, respectively.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to reflect leases with a term greater than one year on their balance sheet as assets and obligations. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach, whereby the Company was not required to adjust comparative period financial statements for the new standard. Upon adoption, the Company recorded a right-of-use asset of $141.4 million and a lease liability of $143.1 million. This standard did not have a material impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

Upon adoption, the Company elected the package of three practical expedients that permits the Company to maintain its historical conclusions about lease identification, lease classification and initial direct costs for leases that exist at the date of adoption. Further, the Company elected the practical expedient to not separate lease and non-lease components.

Recently Issued Accounting Pronouncements
Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or operating results.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	December 27, 2019	December 28, 2018
United States	$590.4	$600.1
China	168.4	194.5
South Korea	59.0	99.1
Taiwan	42.0	40.7
Europe, Middle East and Africa	30.3	32.7
Other Asia-Pacific	6.0	4.9
Total	$896.1	$972.0

The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes. Accrued customer liabilities of $35.9 million and $38.5 million have been included in other current liabilities within the consolidated balance sheets as of December 27, 2019, and September 27, 2019, respectively.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	December 27, 2019	September 27, 2019	December 27, 2019	September 27, 2019
U.S. Treasury and government	$58.6	$34.2	$27.7	$20.0
Corporate bonds and notes	94.9	66.2	10.5	5.9
Municipal bonds	108.7	102.9	—	1.7
Total	$262.2	$203.3	$38.2	$27.6

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were gross unrealized gains of $0.1 million on U.S. Treasury securities, $0.1 million on corporate bonds and notes, and $0.1 million on municipal bonds as of December 27, 2019, and $0.1 million in gross unrealized losses on municipal bonds as of September 27, 2019.

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

•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of December 27, 2019				As of September 27, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$928.2	$852.5	$75.7	$—	$851.3	$809.5	$41.8	$—
U.S. Treasury and government securities	86.3	46.5	39.8	—	54.2	28.4	25.8	—
Corporate bonds and notes	105.4	—	105.4	—	72.1	—	72.1	—
Municipal bonds	108.7	—	108.7	—	104.6	—	104.6	—
Total	$1,228.6	$899.0	$329.6	$—	$1,082.2	$837.9	$244.3	$—

* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 27, 2019.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 27, 2019	September 27, 2019
Raw materials	$22.8	$24.4
Work-in-process	376.5	336.2
Finished goods	202.8	245.7
Finished goods held on consignment by customers	2.3	3.4
Total inventory	$604.4	$609.7

6.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	December 27, 2019	September 27, 2019
Land and improvements	$11.8	$11.7
Buildings and improvements	392.0	354.4
Furniture and fixtures	38.0	33.8
Machinery and equipment	2,346.6	2,311.5
Construction in progress	157.0	172.5
Total property, plant and equipment, gross	2,945.3	2,883.9
Accumulated depreciation	(1,754.5)	(1,678.3)
Total property, plant and equipment, net	$1,190.8	$1,205.6

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 27, 2019.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 27, 2019.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	December 27, 2019			September 27, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$18.2	$(13.0)	$5.2	$25.6	$(19.5)	$6.1
Developed technology and other	4.1	94.4	(56.9)	37.5	94.4	(48.9)	45.5
Trademarks	3.0	1.6	(1.5)	0.1	1.6	(1.3)	0.3
Technology licenses	3.1	24.9	(7.1)	17.8	24.9	(4.8)	20.1
IPR&D		35.9	—	35.9	35.9	—	35.9
Total intangible assets		$175.0	$(78.5)	$96.5	$182.4	$(74.5)	$107.9

Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts. Accrued technology licenses payable of $15.5 million and $20.1 million have been included in other current liabilities within the consolidated balance sheets as of December 27, 2019, and September 27, 2019, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2020	2021	2022	2023	2024	Thereafter
Amortization expense, cost of goods sold	$15.6	$4.9	$0.9	$1.0	$1.0	$1.9
Amortization expense, operating expense	$17.4	$11.7	$4.2	$0.1	$0.1	$1.8
Total amortization expense	$33.0	$16.6	$5.1	$1.1	$1.1	$3.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 27, 2019	December 28, 2018
United States income taxes	$11.5	$29.5
Foreign income taxes	10.1	9.4
Provision for income taxes	$21.6	$38.9

Effective tax rate	7.8%	12.0%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 27, 2019, and the three months ended December 28, 2018, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and an increase in tax expense related to a change in the reserve for uncertain tax positions.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore.

Accrued taxes of $26.6 million and $29.7 million have been included in other current liabilities within the consolidated balance sheets as of December 27, 2019, and September 27, 2019, respectively.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 30, 2019, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 30, 2021, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. The timing and amount of any shares of the Company’s common stock that are repurchased under the repurchase program are determined by the Company’s management based on its evaluation of market conditions and other factors.

During the three months ended December 27, 2019, the Company paid $74.2 million (including commissions) in connection with the repurchase of 0.7 million shares of its common stock (paying an average price of $100.01 per share). As of December 27, 2019, $1.6 billion remained available under the existing stock repurchase authorization.

Dividends
On January 23, 2020, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.44 per share. This dividend is payable on March 3, 2020, to the Company’s stockholders of record as of the close of business on February 11, 2020.

During the three months ended December 27, 2019, the Company declared and paid a $0.44 dividend per share of common stock with a total charge to retained earnings of $75.1 million.

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended
	December 27, 2019	December 28, 2018
Cost of goods sold	$4.2	$3.6
Research and development	14.8	12.5
Selling, general and administrative	14.6	4.7
Total share-based compensation	$33.6	$20.8

11.     LEASES

The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company's condensed consolidated balance sheet.
The Company’s lease arrangements consist primarily of corporate, manufacturing and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2033, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to three five-year periods following expiration of the original lease term.
During the three months ended December 27, 2019, the Company recorded $5.7 million and $1.1 million of operating lease expense and variable lease expense, respectively. During the three months ended December 28, 2018, the Company recorded $4.7 million of rent expense. The Company's finance leases and short-term leases are immaterial.
Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

Three Months Ended
December 27, 2019
Operating cash flows from operating leases	$5.1
Operating lease assets obtained in exchange for new lease liabilities	20.7

Maturities of lease liabilities under operating leases are as follows (in millions):

December 27, 2019
2020	$11.8
2021	23.4
2022	22.1
2023	21.8
2024	20.1
Thereafter	89.7
Total lease payments	188.9
Less: imputed interest	(28.7)
Present value of lease liabilities	160.2
Less: current portion (included in other current assets)	(9.3)
Total	$150.9

Future minimum lease liabilities under non-cancelable operating leases are as follows (in millions):

September 27, 2019
2020	$26.7
2021	25.9
2022	24.8
2023	23.3
2024	21.5
Thereafter	97.7
Total	$219.9

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

December 27, 2019
Weighted-average remaining lease term (years)	8.26
Weighted-average discount rate	3.37%

12.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 27, 2019	December 28, 2018
Net income	$257.1	$284.9

Weighted average shares outstanding – basic	170.2	176.6
Dilutive effect of equity based awards	1.4	1.1
Weighted average shares outstanding – diluted	171.6	177.7

Net income per share – basic	$1.51	$1.61
Net income per share – diluted	$1.50	$1.60

Anti-dilutive common stock equivalents	0.5	1.7

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity based awards that were outstanding during the three months ended December 27, 2019, and December 28, 2018, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements of technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2019 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.
In this document, the words “we,” “our,” “ours” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 2019, AND DECEMBER 28, 2018

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 27, 2019	December 28, 2018
Net revenue	100.0%	100.0%
Cost of goods sold	50.4	50.1
Gross profit	49.6	49.9
Operating expenses:
Research and development	12.0	11.2
Selling, general and administrative	6.2	4.9
Amortization of intangibles	0.3	0.8
Restructuring and other charges (benefit)	0.1	—
Total operating expenses	18.6	16.9
Operating income	31.0	33.0
Other income, net	0.2	0.3
Income before income taxes	31.2	33.3
Provision for income taxes	2.4	4.0
Net income	28.8%	29.3%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our analog semiconductors are connecting people, places, and things spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the three months ended December 27, 2019, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 7.8% to $896.1 million for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019. This decrease in revenue was primarily driven by reduced demand resulting from the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placing Huawei Technologies Co., Ltd. and certain of its affiliates (collectively, “Huawei”) on the Bureau’s Entity List (the “Entity List”) in May 2019.

•
Our ending cash, cash equivalents and marketable securities balance increased 13.5% to $1,228.6 million as of December 27, 2019, from $1,082.2 million as of September 27, 2019. This increase in cash, cash equivalents and marketable securities during the three months ended December 27, 2019, was primarily the result of cash generated from operations of $398.4 million, partially offset by the repurchase of 0.7 million shares of common stock for $74.2 million, capital expenditures of $111.2 million, and dividend payments of $75.1 million.

NET REVENUE

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Net revenue	$896.1	(7.8)%	$972.0

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

We generated net revenue of $896.1 million for the three months ended December 27, 2019, a decrease of $75.9 million or 7.8%, as compared with $972.0 million for the corresponding period in fiscal 2019. This decrease in net revenue is primarily driven by reduced demand resulting from Huawei being added to the Entity List.

GROSS PROFIT

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Gross profit	$444.3	(8.4)%	$485.1
% of net revenue	49.6%		49.9%

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

The $40.8 million decrease in gross profit for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily the result of lower average selling prices and unfavorable product mix with a gross profit impact of $86.4 million. These negative impacts were partially offset by higher unit volumes that positively impacted gross profit by $45.6 million.

Gross profit margin decreased to 49.6% of net revenue for the three months ended December 27, 2019, as compared with 49.9% in the corresponding period in fiscal 2019.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Research and development	$107.7	(1.4)%	$109.2
% of net revenue	12.0%		11.2%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The decrease in research and development expenses for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily related to a decrease in employee-related compensation expense. Research and development expense increased as a percentage of net revenue, when compared with the corresponding period in fiscal 2019, primarily due to the decrease in net revenue.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Selling, general and administrative	$55.4	16.0%	$47.8
% of net revenue	6.2%		4.9%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period and other costs.

The increase in selling, general and administrative expenses for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily related to increases in employee-related share-based compensation expense. Selling, general and administrative expenses for the three months ended December 27, 2019, increased as a percentage of net revenue, as compared with the corresponding period in fiscal 2019, primarily due to the decrease in net revenue.

AMORTIZATION OF INTANGIBLES

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Amortization of intangibles, cost of goods sold	$8.3	2.5%	$8.1
Amortization of intangibles, operating expense	3.1	(58.1)%	7.4
Total amortization of intangibles, including inventory step-up	11.4		15.5
% of net revenue	1.3%		1.6%

The decrease in total amortization expense for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

PROVISION FOR INCOME TAXES

	Three Months Ended
	December 27, 2019	Change	December 28, 2018
(dollars in millions)
Provision for income taxes	$21.6	(44.4)%	$38.9
% of net revenue	2.4%		4.0%

We recorded a provision for income taxes of $21.6 million (which consisted of $11.5 million and $10.1 million related to United States and foreign income taxes, respectively) for the three months ended December 27, 2019.

The $17.3 million decrease in income tax expense for the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily due to benefits related to increased foreign earnings taxed at rates lower than the federal statutory rate and increased windfall tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 27, 2019	December 28, 2018
Cash and cash equivalents at beginning of period	$851.3	$733.3
Net cash provided by operating activities	398.4	549.0
Net cash provided by (used in) investing activities	(180.5)	171.5
Net cash used in financing activities	(141.0)	(368.1)
Cash and cash equivalents at end of period	$928.2	$1,085.7

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The decrease of $150.6 million in cash provided by operating activities during the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily related to unfavorable changes in working capital.

Cash provided by (used in) investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $352.0 million increase in cash used in investing activities during the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily related to a $370.3 million difference in the net purchase and sale of marketable securities, partially offset by an $18.3 million decrease in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. The $227.1 million decrease in cash used in financing activities during the three months ended December 27, 2019, as compared with the corresponding period in fiscal 2019, was primarily related to a decrease of $209.8 million in stock repurchase activity and an increase of $32.5 million in net proceeds from employee stock option exercises. These decreases in cash used in financing activities were partially offset by an increase of $8.0 million in dividend payments and an increase of $7.2 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents and marketable securities totaled $1,228.6 million as of December 27, 2019, representing an increase of $146.4 million from September 27, 2019. The increase resulted primarily from $398.4 million in cash generated from operations, partially offset by $74.2 million used to repurchase 0.7 million shares of stock, $75.1 million in cash dividend payments, and $111.2 million in capital expenditures. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, other government securities, corporate debt securities and commercial paper.

CONTRACTUAL OBLIGATIONS

Our contractual obligations disclosure in the 2019 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $928.2 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $262.2 million and $38.2 million within short-term and long-term marketable securities, respectively, as of December 27, 2019.

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

Based on our results of operations for the three months ended December 27, 2019, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility currently has a material impact on our business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

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

For the three months ended December 27, 2019, we had no outstanding foreign currency forward or option contracts with financial institutions.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 27, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2019 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding repurchases of common stock made during the three months ended December 27, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
9/28/19-10/25/19	279,111(2)	$77.61	278,064	$1.60 billion
10/26/19-11/22/19	264,799(3)	$99.48	—	$1.60 billion
11/23/19-12/27/19	466,657(4)	$113.25	463,724	$1.55 billion
Total	1,197,144		741,788

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
(2) 278,064 shares were repurchased at an average price of $77.61 per share as part of our stock repurchase program, and 1,047 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $77.36 per share.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.
(4) 463,724 shares were repurchased at an average price of $113.45 per share as part of our stock repurchase program, and 2,933 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $83.13 per share.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*+	Fiscal Year 2020 Executive Incentive Plan					X

10.2*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham					X

10.3*	Amendment to International Assignment Agreement, dated November 18, 2019, between the Company and Peter L. Gammel					X

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
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	January 24, 2020	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)